Form 10-K405
period 1994-12-31
CAVALIER HOMES INC
filed 1995-04-03
CIK 789863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1994
         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ____________ to ____________

                         Commission file number 1-9792
                              CAVALIER HOMES, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                             63-0949734
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or  organization)                           Identification Number)


     Highway 41 N. and Cavalier Road,
             Addison, Alabama                                      35540
(Address of principal executive offices)                         Zip Code

       Registrant's telephone number, including area code: (205) 747-1575
          Securities registered pursuant to Section 12(b) of the Act:


                                                                 Name of
                                                              Each Exchange
                                                                 on Which
     Title of Each class                                        Registered
Common Stock, par value $.10                             New York Stock Exchange

               Securities registered pursuant to Section 12(g) of
                                    the Act:
                                      None

         Indicate by check mark whether the Registrant ( I ) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of March 24, 1995, was $48,824,786.

              Indicate the number of shares outstanding of each of
                  the Registrant's classes of common stock, as
                               of March 24, 1995.
                                   4,698,352
                            Common, $0.10 par value
                      Documents Incorporated by Reference

       PartIII of this report incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 10, 1995.

                              CAVALIER HOMES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1994

                                     PART I

ITEM 1.  BUSINESS

General

         Cavalier Homes, Inc. is a Delaware corporation incorporated in 1985, with its executive offices located at Highway 41 North and Cavalier Road, Addison, Alabama. Unless otherwise indicated by the context, references in this report to the "Company" or to "Cavalier" include the Company, its subsidiaries and their respective predecessors, if any.

         The Company designs and manufactures a wide range of high quality manufactured homes and markets its homes primarily in the southeastern United States, with a focus on serving the low- to medium-priced manufactured housing market. During 1994, approximately 78% of the Company's revenues were generated from sales in its core markets of Alabama, North Carolina, Mississippi, South Carolina, Texas, Georgia, Louisiana and Tennessee. The Company currently operates nine manufacturing facilities, four of which are located in Alabama, two in North Carolina, one in Georgia, one in Texas and one in Pennsylvania.

         The Company's homes are sold under the Cavalier, Pacesetter, Brigadier, Knox, Buccaneer, Challenger, Parkwood, Mansion, Olympic, Plantation, Town and Country, Astro and various other brand names. As of December 31, 1994, the Company's homes were sold through approximately 500 independent dealers (including 73 independent exclusive dealers) operating approximately 625 retail sales centers located in 32 states. The Company's homes normally include furniture and appliances and are comprised of one or more floor sections. The Company's single-section homes range in size from 546 to 1,216 square feet and are sold at retail prices ranging from approximately $13,000 to $30,000. Multi-section homes range in size from 880 to 2,394 square feet and are sold at retail prices ranging from approximately $20,000 to $60,000.

         In 1991, the Company implemented an exclusive dealer program under which participating independent dealers sell only the Company's homes. The Company makes installment sale financing available to the retail customers of its exclusive dealers and provides such dealers with other services and support. The Company believes that its exclusive dealer program has helped to increase the Company's sales.

         The Company began offering retail installment sale financing in March 1992 through Cavalier Acceptance Corporation ("CAC"), the Company's wholly owned finance subsidiary, for homes sold to qualifying retail customers of the Company's independent exclusive dealers. The Company believes that it is the one of the few major manufactured home producers in the United States offering retail consumer financing through independent dealers. The Company intends to continue CAC's financing activities as a means of increasing revenues, providing additional services to its independent exclusive dealers and establishing an additional profit center. For information relating to revenues, operating profit and indentifiable assets attributable to each industry segment of the Company, see Note 11 of "Notes to Consolidated Financial Statements" which are included herein.

Manufacturing Operations

         The Company, through seven wholly owned subsidiaries, operates nine manufacturing facilities engaged in the production of manufactured homes located in Alabama, North Carolina, Georgia, Texas and Pennsylvania. Each of the
Company's manufacturing subsidiaries is managed by its own supervisory personnel, who participate in an incentive compensation system based upon each subsidiary's profitability. The management of the Company's facilities typically consists of a general manager, a production manager, a sales manager, a controller, a service manager, a material manager and a quality control manager. These mid-level managers control the operations of the respective operating subsidiaries, with assistance and guidance from the Company's executive officers.

         In 1992, while operating four manufacturing facilities, the Company's production levels increased significantly from production levels in 1991. In 1993, the Company acquired Homestead Homes, Inc. ("Homestead"), opened an additional facility in Addison, Alabama and completed a renovation and expansion of its Hamilton, Alabama plant. During 1994 the Company opened additional manufacturing facilities in Winfield, Alabama and Fort Worth, Texas, expanded and renovated its manufacturing facilities in Cordele, Georgia and Nashville, North Carolina, as well as acquiring Astro Mfg. Co., Inc. located in Shippenville, Pennsylvania ("Astro"). These additions and expansions enabled the Company to continue increasing production in 1993 and 1994. The Company currently operates nine manufacturing facilities, ranging in size from 67,000 to 137,000 square feet. The Company's nine manufacturing facilities normally operate on a single shift basis, usually for a five-day week, each with the capacity to produce between 1,500 and 3,500 floor sections per year with an aggregate capacity to produce approximately 22,000 floor sections per year. The following table sets forth certain production information during 1992, 1993 and 1994:

                                             Year Ended December 31,
                                  ----------------------------------------------
                                        1992            1993             1994
                                  ----------------------------------------------
Number of homes sold:
     Single section homes           4099   65.1%    5250   62.8%     6309  62.8%
     Multi-section homes            2202   34.9%    3104   37.2%     3733  37.2%
                                  ------- ------  ------- ------   ------ ------
          Total homes               6301  100.0%    8354  100.0%    10042 100.0%

Number of floors sold               8506           11491            13799


         Construction of a home begins by welding steel frame members together. The frame is then moved through the plant, stopping at a number of work stations where various components and sub-assemblies are attached. Certain sub-assemblies, such as plumbing, cabinets, ceilings and wall systems, are assembled at off- line work stations. The completed product contains carpeting, cabinets, appliances, wall and window coverings, and heating and plumbing systems, and is ready for connection to customer-supplied water, sewage and electrical systems.

         The principal raw materials purchased by the Company are steel, lumber, plywood, aluminum, galvanized pipe, insulating materials, electrical supplies and plastics. The Company purchases axles, wheels, tires, kitchen appliances, plumbing fixtures, furniture, carpet, vinyl floor covering, windows and decorator accessories. The Company's Alabama manufacturing facilities currently purchase roof trusses and certain other wood products from a limited partnership in which the Company owns a one-third interest. Prices obtained by the Company for wood products from this entity are competitive with the Company's other sources of supply. Currently, the Company maintains approximately two to three weeks' inventory of raw materials. The Company is not dependent on any single source of supply and believes that the materials and parts necessary for the construction and assembly of its homes are readily available from other sources.

         Because the cost of transporting a manufactured home is significant, there is a limit to the distance between a manufacturing facility and the dealers it can service. The Company believes that the location of its manufacturing facilities in multiple states allows it to serve more dealers in more markets. The Company generally arranges, at the dealer's expense, for the transportation of finished homes to dealers using independent trucking companies. Dealers or other independent installers are responsible for placing the home on site, making utility connections and providing and installing certain accessory items and appurtenances, such as decks, carports and foundations.

         During 1994 the Company, through its wholly owned subsidiary Quality Housing Supply, Inc. ("Quality"), acquired a manufacturing facility in Winfield, Alabama for the production of laminated wallboards and distribution of other component products used in the manufactured housing industry. During 1994 the majority of products sold by Quality were to subsidiaries of the Company. The Company currently intends to expand the sales of Quality's products to unaffiliated companies in the manufactured housing industry. For information regarding backlog and seasonality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Backlog".

Products

         The Company's homes include both single-section and multi-section models, with the substantial majority of such products being "HUD Code Homes", which are manufactured homes that meet the specifications of the U.S. Department of Housing and Urban Development ("HUD"). The single-section homes are 14 to 16 feet wide, vary in length from 40 to 80 feet and contain between 546 and 1,216 square feet. The multi-section models are 24 to 42 feet wide, vary in length from 40 to 80 feet and contain between 880 and 2,394 square feet. Multi-section homes are built as two or three floors that are joined at the home site.

         The  Company   currently   produces  over  300   different   models  of
manufactured homes with a variety of decors that are marketed under approximately 30 brand names. The homes typically include a living room, dining area, kitchen, one to four bedrooms and one or two bathrooms. Each home contains a cooking range and oven, refrigerator, hot water heater and central heating. Depending on the customer's preferences, most homes are furnished with complete living room and bedroom furniture, dinette set, carpeting, vinyl flooring, drapes, and window screens. Customers may also choose many available options, including fireplaces, ceiling fans, dishwashers, garbage disposals, microwave ovens, stereos, bay windows, composition shingle roofs, vinyl siding and sliding glass patio doors.

         Modular homes, which are homes designed to meet building codes administered by states and local authorities, as opposed to the national HUD guidelines, currently are not a significant part of the Company's product lines. However, three of the Company's manufacturing facilities have the capability to manufacture modular homes meeting applicable regulatory standards. Although the Company has no present plans to increase its production of modular homes, the Company's production facilities could accommodate the further expansion of its product lines into the modular home market without a significant capital outlay.

         The Company's product development and engineering personnel design homes in consultation with operating management, sales representatives and dealers. They also evaluate new materials and construction techniques and use computer-aided and other design methods in a continuous program of product development, design and enhancement. The Company's product development activities do not require significant capital investments or expenditures.

Independent Dealer Network, Sales and Marketing

         As of December 31, 1994, the Company's homes were sold through approximately 500 independent dealers (including 73 independent exclusive dealers) operating approximately 625 retail sales centers located in 32 states. Approximately 78% of the Company's sales in 1994 were to dealers operating sales centers in the Company's core markets. The Company's percentage of sales to these core markets is as follows: Alabama - 20%, North Carolina - 17%, Mississippi - 8%, South Carolina - 8%, Texas - 7%, Georgia - 6%, Louisiana - 6% and Tennessee - 6%.

         The Company has written agreements with most of its independent dealers requiring each dealer to maintain qualified service staff to perform day-to-day repair work on the Company's homes sold by the dealer and requiring prompt payment by the dealer for homes purchased. The agreements provide that they may be terminated at any time by either party, with or without cause, after a short notice period, generally 30 days. The Company does not have any control over the operations of, or financial interests in, any of its independent dealers, including any of its independent exclusive dealers; however, the Company owned and operated retail sales centers in Alexandria, Alabama and Douglasville, Georgia. During January 1995, the Company sold its retail sales center in Alexandria, Alabama.The Company is not dependent on any single dealer, and in 1994, the Company's largest dealer accounted for approximately 2.8% of net sales.

         The Company believes that its independent dealer network enables the Company to achieve broader distribution of its products than if the Company operated its own retail sales centers. To enable dealers to maximize retail market penetration and enhance customer service, and to promote dealer loyalty, typically only one dealer within a given market area distributes a particular product line of the Company. Selling through independent dealers also allows the Company to avoid the substantial investment in management and overhead associated with the operation of company-owned sales centers. In addition, the Company's strategy of selling its homes through independent dealers helps to ensure that the Company's homes are competitive with those of other manufacturers in terms of consumer acceptability, product design, quality and price. Accordingly, a component of the Company's business strategy is to continually strengthen its dealer relations. The Company believes its relations with its independent dealers, including its independent exclusive dealers, are good.

         Since 1991, the Company has been developing an independent exclusive dealer network. The Company's independent exclusive dealers market and sell only homes manufactured by the Company, while the Company's independent non-exclusive dealers typically will choose to offer the products of two to three manufacturers in addition to those of the Company. Historically, sales of the Company's homes to independent dealers operating a single sales center have accounted for a significant portion of the Company's revenues, and the Company has focused its efforts to develop an exclusive dealer network consisting of these operators, as well as certain dealers operating multiple sales centers. The Company makes installment sale financing through CAC available to the retail customers of its exclusive dealers and provides these dealers with other services and support. Beginning with 20 exclusive dealers in 1991, the Company's independent exclusive dealer network grew to 51 in 1992, increased to 60 exclusive dealers in 1993, and as of December 31, 1994, the Company had 73 independent exclusive dealers operating retail sales centers located in 13 states. Sales to the Company's independent exclusive dealers in 1992, 1993 and 1994 represented approximately 28%, 36% and 37%, respectively, of the Company's sales for these periods.

         Each of the Company's plants typically employs a sales manager and from two to eight sales representatives who are compensated on a commission basis. The plant-level sales representatives are charged with the day-to-day servicing of the needs of the Company's independent dealers, including its independent exclusive dealers. The Company provides sales training to its dealers and has instituted a program of bringing more dealers to the plants to view new product designs as they are developed. The Company markets its homes through product promotions, participation in regional manufactured housing shows and advertisements in local media. As of December 31, 1994, the Company maintained a sales force of 43 full-time salesmen and 7 full-time sales managers.

Cavalier Acceptance Corporation; Retail Financing Activities

         The Company believes that the introduction of retail financing as an additional segment of the Company's operations can facilitate increased sales and earnings. In addition, the Company's goal is for CAC's activities to provide the Company with a source of consistent earnings which may, to a certain extent, be insulated from fluctuating manufactured home sales volumes.

         CAC seeks to provide highly competitive financing terms to customers of the Company's 73 independent exclusive dealers. CAC currently offers four conventional loan programs which require a down-payment ranging from 0% to 20% of the purchase price, in cash, trade-in value of a previously-owned manufactured home and/or appraised value of equity in any real property pledged as collateral. Repayment terms range from 84 to 240 months, depending upon the amount financed, the amount of the down payment and the customer's creditworthiness. CAC's loans are secured by a purchase money security interest in the manufactured home and, in certain instances, a mortgage on real property pledged as additional collateral. Loans purchased and originated by CAC normally provide a fixed rate of interest with equal monthly payments and are non-recourse to the original dealer. Currently, CAC operates in 13 states and serves all of the Company's exclusive dealers.

         For those retail customers who meet CAC's lending standards, CAC provides prompt credit approvals and funding of loans. CAC has established a standardized credit scoring system to facilitate such prompt decision-making on loan applications. The most important criteria in the scoring system are the income, employment stability and credit worthiness of the borrower. The system requires a minimum score before CAC will consider funding the installment sale contract.

         Certain operating data relating to CAC are set forth in the following table:

                                              December 31,
                                                 1993          1994

Total loans Receivable                       $ 3,058,000  $  9,825,000
Allowance for credit losses                  $   104,000  $    350,000
Number of loans outstanding                          144           415
Number of delinquencies                                1             2
Loss ratio                                            .3%           .2%
Average annual percentage rate                      10.9%         11.4%


         CAC presently has 2 part-time and 5 full-time employees, including its president, Jerry F. Wilson, Jr., the son of the Company's President and Chief Executive Officer. Upon graduation from the University of Alabama in 1988 with a degree in finance, Mr. Wilson was employed by Security Pacific Housing Services, Inc., a leading retail lending institution for the manufactured housing industry. After one year of service, Mr. Wilson was promoted to region credit manager in Tampa, Florida, where he was responsible for credit decisions and loan originations for manufactured home retail installment sale contracts in excess of $2 million per month. Mr. Wilson joined the Company in 1990 and served as director of New Business Development for the Company until CAC was incorporated.

         Although the level of CAC's future activities cannot presently be determined, the Company expects CAC to utilize internally generated working capital, proceeds from the Company's 1994 stock offering and borrowings under the Company's revolving, warehouse, and term loan agreement with its primary lender (described below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources"), to fund retail installment sale contracts on homes sold by the Company's independent exclusive dealers, and to develop a portfolio of such installment sale contracts. The Company believes that its relationships with its exclusive dealers will assist the development of this portfolio.

         CAC intends in the short-term to act principally as a permanent lender on its conventional loans and to hold such loans as long-term receivables. The Company believes that the term loan component of its revolving, warehouse, and term loan agreement will facilitate the Company's attempts to match liabilities and assets of CAC both as to term and rate, which should reduce loss exposure from interest rate fluctuations. In the future, CAC may "pool" certain of the installment sale contracts in its portfolio for sale to institutional or other investors, either on a full-, partial- or non-recourse basis.

Wholesale Dealer Financing and Repurchase Obligations

         In accordance with manufactured housing industry practice, substantially all of the Company's dealers finance their purchases of manufactured homes through wholesale "floor plan" financing arrangements. Under a typical floor plan financing arrangement, a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution which provides financing to the dealer customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the
Company is obligated, upon default by the dealer and under certain circumstances, to repurchase the financed homes at a declining price based upon the Company's original invoice price plus, in specific cases, certain administrative expenses. A portion of purchases by dealers are pre-sold to retail customers and are paid through firm retail financing commitments.

         The risk of loss under such repurchase agreements is mitigated by the fact that (i) sales of the Company's manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 2.8% of the Company's net sales in 1994, (ii) the repurchase obligation expires on individual homes after a reasonable period of time (generally 12 to 18 months from invoice date) and also declines during such period based on predetermined amounts and (iii) the Company is in many cases able to sell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. As of December 31, 1994, the Company's contingent liability under these repurchase and other similar recourse agreements was an amount estimated to be approximately $54 million. The Company has provided a reserve for possible repurchase losses of $650,000 as of December 3l, 1994, based on prior experience and current market conditions. Management believes its reserve is sufficient to cover any repuchase losses.

Quality Control, Warranties and Service

         The Company believes the quality in materials and workmanship, in addition to price and other market factors, is an important element in the market acceptance of manufactured homes. The Company maintains a rigorous quality control inspection program at all production stages at each of its manufacturing facilities. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. An independent, HUD-approved third-party inspector checks each of the Company's manufactured homes for compliance during construction. The Company believes that adherence to strict quality standards and continuously refining design and production procedures enhances consumer satisfaction and reduces warranty claims.

         The Company provides the initial home buyer with a HUD-mandated, one-year limited warranty against manufacturing defects in the home's construction. Warranty services after sale are performed, at the expense of the Company, by local plant personnel, by independent dealers or, in certain cases, local independent contractors. In addition to the warranty by the Company, direct warranties often are provided by the manufacturers of specific components and appliances.
         The Company maintains a full-time service manager at most of its manufacturing facilities. In addition, the Company has 50 full-time service personnel to provide on-site service and correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to the Company, and management of the Company has placed emphasis on diagnosing potential problem areas to help minimize costly field repairs. The Company also has focused on reducing response time to customer service requests. At December 31, 1994, the Company had established a reserve for future warranty costs of $4.2 million.

Competition

         The manufactured housing industry is highly competitive, characterized by low barriers to entry and severe price competition. Competition is based on price, product features and quality, reputation for service and quality, depth of field inventory, delivery capabilities, warranty repair service, dealer promotions, merchandising and terms of dealer and retail consumer financing. The Company also competes with other manufacturers, some of which maintain their own retail sales centers, for quality independent dealers. In addition, the Company's manufactured homes compete with other forms of low-cost housing, including site- built, prefabricated, modular homes, apartments, townhouses and condominiums. The selection by retail buyers of a manufactured home rather than an apartment or other alternative is significantly affected by their ability to obtain satisfactory financing. The Company faces direct competition from numerous manufacturers, many of which possess greater financial, manufacturing, distribution and marketing resources.

Although the Company intends to increase substantially the level of retail financing provided through CAC; due to strong competition in the retail finance segment of the industry from companies much larger than CAC combined with the limited operating history of CAC, there can be no assurance that providing this financing will have a positive impact on the Company's ability to compete.

Regulation

         The Company's business is subject to a number of federal, state and local laws, regulations and codes. Construction of manufactured housing is governed by the National Manufactured Home Construction and Safety Standards Act of 1974 and regulations issued thereunder by HUD, which have established comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt state and local regulations on such matters. The National Commission on Manufactured Housing has held hearings to develop recommendations relating to the regulation of the manufactured housing industry. This commission is has issued an interim report to Congress which contains a number of recommendations relating to various aspects of manufactured housing regulation, including inspection, warranty and enforcement. The Company cannot presently determine what, if any, legislation may be adopted by Congress or the effect any such legislation may have on the Company or the manufactured housing industry.

         The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designed inspection agency. Furthermore, an independent, HUD-approved third- party inspector regularly checks the Company's manufactured homes for compliance during construction. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's plants. The Company believes its manufactured homes meet or surpass all present HUD requirements.

         Certain recently promulgated HUD regulations with respect to structural design relating to wind load capacities of manufactured homes became effective in July 1994. These regulations generally require that homes sold in hurricane-prone areas be designed to withstand wind speeds of up to 110 miles per hour. Such regulations result in an increase in the costs associated with the manufacture of homes sold in the regions affected thereby, particularly hurricane-prone areas. The Company does not believe that the increased costs associated with these rules and regulations will have a material effect on the Company's operations. HUD is also currently reviewing the existing wind load capacity regulations for all other areas of the country, and the Company cannot presently determine if additional regulations will be adopted or the effect any such regulations would have on the Company or the manufactured housing industry as a whole.

         HUD also has adopted energy conservation rules and regulations which became effective in October 1994. The Company does not believe that the increased costs associated with these rules and regulations will have a material effect on the Company's operations. The Federal Trade Commission regulations also require disclosure of a manufactured home's insulation specification.

         Certain components of manufactured and modular homes are subject to regulation by the U.S. Consumer Product Safety Commission ("CPSC"), which is empowered to ban the use of component materials believed to be hazardous to health and to require the repair of defective components. The CPSC, the Environmental Protection Agency and other governmental agencies are evaluating the effects of formaldehyde. Manufactured, modular and site-built homes are all built with particle board, paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in manufactured homes and required manufacturers to warn purchasers concerning formaldehyde associated risks. The
Company currently uses materials in its manufactured homes that meet HUD standards for formaldehyde emissions and otherwise comply with HUD regulations in this regard.

         The Company's manufactured homes are subject to local zoning and housing regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulation.

         The Company is subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on products. The description and substance of the Company's warranties are also subject to a variety of state laws and regulations.

         The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. The Company currently does not believe it will be required under existing environmental laws and enforcement policies to expend amounts which will have a material adverse effect on its results of operations or financial condition. However, the requirements of such laws and enforcement policies have generally become more strict in recent years. Accordingly, the Company is unable to presently determine the ultimate cost of compliance with environmental laws and enforcement policies.

         A variety of federal laws affect the financing of manufactured homes, including the financing activities conducted by CAC. The Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require substantial disclosures to be made in writing to a consumer with regard to various aspects of the particular transaction, including the amount financed, the annual percentage rate, the total finance charge, itemization of the amount financed and other matters and also sets forth certain substantive limitations on permissible contract terms. The Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit credit discrimination against any credit applicant based on certain prohibited bases, and also require that certain specified notices be sent to credit applicants whose applications are denied. The Federal Trade Commission has adopted or proposed various trade regulation rules to specify and prohibit certain unfair credit and collection practices and also to preserve consumers' claims and defenses. The Government National Mortgage Association ("GNMA") specifies certain credit underwriting requirements in order for installment manufactured home sale contracts to be eligible for inclusion in a GNMA program. HUD also has promulgated substantial disclosure and substantive regulations and requirements in order for a manufactured home installment sale contract to qualify for insurance under the Federal Housing Authority ("FHA") program, and the failure to comply with such requirements and procedures can result in loss of the FHA guaranty protection. In addition, the financing activities of CAC may also become subject to the disclosure requirements of the Home Mortgage Disclosure Act. In addition to the extensive federal regulation of consumer credit matters, many states have also adopted consumer credit protection requirements that may impose significant requirements for consumer credit lenders. For example, many states require that a consumer credit finance company such as CAC obtain certain regulatory licenses or permits in order to engage in such business in that state, and many states also set forth a number of substantive contractual limitations regarding provisions that permissibly may be included in a consumer contract, as well as limitations upon the permissible interest rates, fees and other charges that may be imposed upon a consumer. Failure by the Company or CAC to comply with the requirements of federal or state law pertaining to consumer credit could result in the unenforceability of the particular contract for the affected consumer, civil liability to the affected customers, criminal liability and other adverse results.

Employees

         As of December 31, 1994, the Company had 2,259 employees, of whom 2,016 were engaged in manufacturing, 50 in sales, 50 in warranty and service, 136 in general administration and 7 in financial services. At year end only Astro's employees engaged in manufacturing (118 employees) were covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

 ITEM 2. PROPERTIES

The following table sets forth information concerning the Company's facilities as of December 31, 1994:

             Date
                                                        Expiration   Approximate
            Leased or                                    of Lease       Square
Location    Acquired     Description                       Term          Feet

Addison,
Alabama        1984  Corporate headquarters                1996         11,500

Addison,
Alabama        1984  Manufacturing facility,               1996        137,000
                     warehouse and mill building

Addison,
Alabama        1993  Manufacturing facility                1997        108,000

Hamilton,
Alabama        1987  Manufacturing facility,               (1)         113,500
                     warehouse and administrative
                     offices

Winfield,
Alabama        1994  Manufacturing facility                1999         71,000

Winfield,
Alabama        1994  Component manufacturing facility      1999         48,000

Cordele,
Georgia        1993  Manufacturing facility and            (1)          67,000
                     administrative offices

Nashville,
North Carolina 1987  Manufacturing facility,               (1)          95,000
                     warehouse and administrative
                     offices

Robbins,
North Carolina 1987  Manufacturing facility and            1998         89,000
                     administrative offices

Shippenville,
Pennsylvania   1993  Manufacturing facility and            (1)         133,000
                     administrative offices

Fort Worth,
Texas          1994  Manufacturing facility and            1999         91,000
                     administrative offices

Wichita Falls,
Texas          1986  Administrative headquarters           1998          1,210


( 1 ) Company-owned facilities.

ITEM 3.  LEGAL PROCEEDINGS

         The Company and its subsidiaries are, from time to time, involved in litigation arising in the ordinary course of its business. In the opinion of the Company, none of such litigation is currently expected to have a material adverse effect on the Company's consolidated results of operations or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK
                  HOLDER MATTERS

         On December 5, 1994 the Company's Common Stock began trading on the New York Stock Exchange under the symbol "CAV". Previously the Company's Common Stock was traded on the American Stock Exchange under the symbol of "CXV". The following table sets forth, for each of the periods indicated, the reported high and low sale prices per share on each of the respective exchanges referred to above for the Company's Common Stock and the cash dividends paid per share in such periods. The amounts have been adjusted, as appropriate, to reflect a five-for-four stock split which was paid on November 15, 1993:

                                                 Selling Price
                                              High          Low        Dividends
Fiscal year ended December 31, 1993:
     First Quarter                        $    14 1/4  $     9 3/4   $   0.016
     Second Quarter                            13 1/2        9 3/4       0.016
     Third Quarter                             12 1/4        8 3/4       0.016
     Fourth Quarter                            16           10 1/8       0.020

Fiscal year ended December 31, 1994:
     First Quarter                             17           12           0.020
     Second Quarter                            15 1/2       12 1/8       0.020
     Third Quarter                             14 1/8       12 3/8       0.020
     Fourth Quarter                            13 1/2        9 3/4       0.020

         As of March 15, 1995, the Company had approximately 2,400 record and beneficial holders of its Common Stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.

         The Company intends to continue to pay regular quarterly dividends. However, the payment of dividends on the Company's Common Stock is determined by the Board of Directors of the Company in light of conditions then existing, including the earnings of the Company and its subsidiaries, their funding requirements and financial conditions, certain loan restrictions and applicable laws and governmental regulations. The Company's present loan agreement contains restrictive covenants which, among other things, limit the aggregate dividend payments and purchases of treasury stock to 50% of the Company's aggregate net income for the two most recent fiscal years.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

         The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The statement of income data, the balance sheet data, and other data of the Company for each of the five years ended December 31, 1994, have been derived from the consolidated financial statements of the Company. The Company's audited financial statements as of December 31, 1994 and 1993, and for each of the years in the three-year period ended December 31, 1994, including the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) and the other financial information contained elsewhere in this report, and with the Company's consolidated financial statements and the notes thereto appearing in the Company's previously filed Annual Reports on Form 10-K.

                                                   Year Ended December 31,
                                       1990      1991      1992      1993      1994
                                          (in thousands, except per share amounts)
Statement of Income Data:
Revenues:
  Net sales                        $ 68,894 $  67,621 $ 106,405 $ 155,595 $ 206,442
  Financial services                   -         -           60       230       703
                                    -------- --------- --------- --------- ---------
  Total revenues                     68,894      67,621 106,465   155,825   207,145
                                    -------- --------- --------- --------- ---------
Cost of sales                        58,943    58,577    91,863   133,423   176,041
Selling, general and administrative   9,195     8,830    11,258    17,049    22,975
                                    -------- --------- --------- --------- ---------
Operating profit                        756       214     3,344     5,353     8,129
Other income(expense) - net             100        19       (20)      201       450
                                    -------- --------- --------- --------- ---------
Income before income taxes         $    856 $     233 $   3,324 $   5,554 $   8,579
                                    ======== ========= ========= ========= =========
Net income                         $    502 $     117 $   2,014 $   3,333 $   5,079
                                    ======== ========= ========= ========= =========
Net income per share (1)           $   0.17 $    0.04 $    0.65 $    0.97 $    1.21
                                    ======== ========= ========= ========= =========
Cash dividends per share (1)       $   0.05 $    0.05 $    0.06 $    0.07 $    0.08
                                    ======== ========= ========= ========= =========
Weighted average number of shares
  outstanding (1)                     2,973     2,922     3,106     3,453     4,196
                                    ======== ========= ========= ========= =========

Other Data:
Capital Expenditures               $    255 $     338 $   1,124 $   2,933 $   6,330
                                    ======== ========= ========= ========= =========

                                                     December 31,
                                     1990      1991      1992      1993      1994
Balance Sheet Data:
Working capital                    $  4,080 $   3,831 $   5,328 $   5,483 $  12,576
Total assets                         14,835    14,581    19,966    31,182    63,763
Long-term debt                          522       160      -         -        3,207
Stockholders' equity                  7,321     7,168     9,835    16,632    36,460


(1) As adjusted for two five-for-four stock splits paid in November 1992 and November 1993.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

General

         The principal business of the Company since its inception has been the design and production of manufactured homes. In the first quarter of 1992, the Company, through its wholly owned subsidiary CAC, commenced retail installment sale financing operations. As of the end of 1993, the operations of CAC became significant enough to require segment reporting by the Company.

         The Company's business is cyclical and seasonal and is influenced by many of the same national and regional economic and demographic factors that affect the United States housing market generally. According to the Manufactured Housing Institute ("MHI"), domestic shipments of manufactured homes reached a ten-year low of 170,713 homes in 1991. However, the industry experienced a turnaround during 1992, 1993 and 1994, with shipments increasing approximately 24%, 21% and 20%, respectively, compared to the prior year. The industry recovery has been most heavily concentrated in the southeastern United States, where the Company conducts a substantial portion of its business. According to MHI, shipments of manufactured homes in the Southeast (which MHI designates as the south Atlantic and south central regions) increased approximately 34% in 1992, 25% in 1993 and 21% in 1994, compared to the prior year. The Company attributes the upturn in the manufactured housing industry to increased consumer confidence, a reduction in the availability of alternative housing, increased availability of consumer financing and an improvement in the overall economy.

         Although the Company's operations were adversely affected by the overall conditions in the industry through the first quarter of 1991, the Company has enjoyed significant and continued growth in both sales and earnings since that time. The Company believes that the industry turnaround, combined with marketing and other programs instituted by the Company in 1991, including its exclusive dealer program and the retail finance operations of CAC, are the principal reasons for the improvement in the Company's results of operations.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

         Net Sales. For the year ended December 31, 1994, net sales were $206.4 million, representing a 33% increase compared to 1993 net sales of $155.6 million. Net sales for 1994 were the highest in the Company's history. The Company believes that the significant increase in its sales for the year was primarily the result of the continuation of improving industry trends and Company programs discussed above, an escalation in the average selling price of the Company's homes, the acquisition of an additional facility in Pennsylvania, through the Company's acquisition of Astro and the opening a new production facility in each of Winfield, Alabama and Fort Worth, Texas.

         Actual shipments of homes during 1994 increased 20% to 10,042 homes, as compared to 8,354 homes in 1993. Differences between the percentage increase in net sales and the percentage increase in shipments are due to differences in selling prices of individual homes sold or product mix in any given year. The average selling price of homes rose from approximately $18,600 to $20,600, primarily due to a change in construction standards mandated by the Deparment of Housing and Urban Development combined with price increases instituted by the Company associated with rising prices in lumber and other raw materials. From October 28, 1994, the date of the acquisition of Astro, through December 31, 1994, Astro had shipments of 140 homes and sales of approximately $3.1 million. Although the acquisition of Astro contributed to the growth in the Company's sales and shipments in 1994, the Company shipped 9,902 homes in 1994, exclusive of shipments by Astro, or an increase of 19% compared to 1993. Sales for 1994, exclusive of Astro, were approximately $203.3 million, or an increase of 31% over 1993.

         Gross Profit on Sales. Gross profit on sales is derived by deducting cost of sales from net sales. Gross profit on sales in 1994 increased to $30.4 million, or 14.7% of net sales, as compared to $22.2 million, or 14.2% of net sales, in 1993. The increase in gross profit was primarily attributable to increased sales volume, efficiencies achieved as a result of production level increases and price increases instituted by the Company.
         Financial Services Revenue. Financial services revenue is derived primarily from interest on installment sale contracts held by CAC. Financial services revenue was approximately $703,000 for 1994, as compared to approximately $230,000 for 1993. The increase in financial services revenue was primarily due to an increase in the Company's loan portfolio to approximately $9.8 million at the end of 1994, up from $3.1 million at the end of 1993.

         Selling, General and Administrative. Selling, general and administrative expenses increased to $23.0 million in 1994 from $17.0 million in 1993. The increase in selling, general and administrative expenses was consistent with the increase in sales and was primarily due to the acquisition of Astro, the opening of a manufacturing facility in each of Winfield, Alabama, and Fort Worth, Texas, the addition of personnel related to the Company's continued growth, an increase in operating expenses of CAC consistent with its growth, increased sales commissions, increased expenses for performance compensation based on profits and other employment-related expenses due to the hiring of additional personnel. As a percentage of total revenues, selling, general and administrative expenses were 11.1% for 1994, compared to 10.9% for 1993.

         Operating Profit. Operating profit is derived by deducting cost of sales and selling, general and administrative expenses from total revenues. Operating profit increased to $8.1 million in 1994, compared to $5.4 million in 1993, consistent with the increase in total revenues. As a percentage of total revenues, operating profit was 3.9% for 1994, compared to 3.4% for 1993.

         Other Income (Expense):

                  Interest expense. The Company incurred approximately $76,000 in interest expense in 1994, compared to approximately $35,000 in 1993. Interest expense increased in 1994 primarily due to borrowings by CAC.

                  Other, net. Other income or expense is comprised of gain or loss upon sales of assets, interest income (unrelated to financial services) and other investment income, and income or loss on investments recorded under the equity method. Other income was approximately $526,000 for 1994, compared to other income of approximately $237,000 for 1993. The change in the reported item of other income or expense in 1994 was primarily attributable to increased income from an investment recorded under the equity method and an increase in earnings from the investment of proceeds from the Company's 1994 stock offering. (For a further discussion of the 1994 stock offering, see "Liquidity and Capital Resources".)

         Net Income. Net income for 1994 increased by $1.8 million to $5.1 million, compared to $3.3 million in 1993. The increase in net income was due primarily to increased sales for the period. As a percentage of total revenues, net income was 2.5% for 1994, compared to 2.1% for 1993.

Year Ended December 31, 1993 Compared to Year Ended December 31, 1992

         Net Sales. For the year ended December 31, 1993, net sales were $155.6 million, representing a 46% increase compared to 1992 net sales of $106.4 million. The Company believes that the significant increase in its sales for the year was primarily the result of the improving industry trends and Company programs discussed above, an escalation in the average selling price of the Company's homes, the acquisition of an additional facility in Georgia, through the Company's acquisition of Homestead, and the opening of a new production facility in Addison, Alabama.

         Actual shipments of homes during 1993 increased 33% to 8,354 homes, as compared to 6,301 homes in 1992. The average selling price of homes rose from approximately $16,900 to $18,600, primarily due to a slight shift in product mix toward multi-section homes combined with rising material costs. From February 26, 1993, the date of the acquisition of Homestead, through December 31, 1993, Homestead had shipments of 723 homes and sales of approximately $17.6 million. Although the acquisition of Homestead contributed to the growth in the Company's sales and shipments in 1993, the Company shipped 7,631 homes in 1993, exclusive of shipments by Homestead, or an increase of 21% compared to 1992. Sales for 1993, exclusive of Homestead, were approximately $138.0 million, or an increase of 30% over 1992.

         Gross Profit on Sales. Gross profit on sales in 1993 increased to $22.2 million, or 14.2% of net sales, as compared to $14.5 million, or 13.7% of net sales, in 1992. The increase in gross profit was primarily attributable to increased sales volume, efficiencies achieved as a result of production level increases and price increases made possible by a slight decrease in competitive pressure due to improved industry conditions.

         Financial Services Revenue. Financial services revenue was approximately $230,000 for 1993, as compared to approximately $60,000 for 1992. The increase in financial services revenue was primarily due to an increase in the Company's loan portfolio to approximately $3.1 million at the end of 1993, up from $600,000 at the end of 1992.

         Selling, General and Administrative. Selling, general and administrative expenses increased to $17.0 million in 1993 from $11.3 million in 1992. The increase in selling, general and administrative expenses was consistent with the increase in sales and was primarily due to the acquisition of Homestead, the opening of a new manufacturing facility in Addison, Alabama, the addition of personnel related to the acquisition and new facility, an increase in operating expenses of CAC consistent with its growth, increased sales commissions, increased expenses for performance compensation based on profits and other employment-related expenses due to the hiring of additional personnel. As a percentage of total revenues, selling, general and administrative expenses were 10.9% for 1993, compared to 10.6% for 1992.

         Operating Profit. Operating profit increased to $5.4 million in 1993, compared to $3.3 million in 1992, consistent with the increase in total revenues. As a percentage of total revenues, operating profit was 3.4% for 1993, compared to 3.1% for 1992.

         Other Income (Expense):

                  Interest expense. The Company incurred approximately $35,000 in interest expense in 1993, compared to approximately $20,000 in 1992. Interest expense increased in 1993 primarily due to long-term debt acquired in the acquisition of Homestead and short-term borrowings of CAC.

                  Other, net. Other income was approximately $236,000 for 1993, compared to other expense of approximately $500 for 1992. The change in the reported item of other income or expense in 1993 was primarily attributable to income from an investment recorded under the equity method, as opposed to a loss for such investment in 1992.

         Net Income. Net income for 1993 increased by $1.3 million to $3.3 million, compared to $2.0 million in 1992. The increase in net income was due primarily to increased sales for the period. As a percentage of total revenues, net income was 2.1% for 1993, compared to 1.9% for 1992.


Cavalier Acceptance Corporation

         During 1992, the Company began the operations of CAC, which was formed to offer retail installment sale financing for manufactured homes sold through the Company's independent exclusive dealer network. In 1992, the Company purchased and originated approximately $600,000 in installment sale contracts and collected principal amounts under such contracts of approximately $22,000, while establishing an allowance for credit losses of approximately $22,000 at December 31, 1992. During 1993, the Company purchased and originated approximately $2.6 million in installment sale contracts, collected approximately $145,000 in principal amounts under such contracts and had established an allowance for credit losses of $104,000 at December 31, 1993. During 1994, the Company purchased and originated approximately $7.3 million in installment sale contracts, collected approximately $542,000 in principal amounts under such contracts and had established an allowance for credit losses of $350,000 at December 31, 1994. The Company expects to continue to expand the operations of CAC during 1995. The Company's current goal is to purchase and originate approximately $10 million to $12 million in retail installment sale contracts during 1995. The Company intends to purchase and originate loans utilizing internally generated working capital, proceeds from its 1994 stock offering, and borrowings under a $13 million revolving, warehouse, and term loan agreement (the "Credit Facility") entered into in February 1994 with the Company's primary lender. (For a further discussion of the Credit Facility, see "Liquidity and Capital Resources".) Due to strong competition in the retail finance segment of the industry from companies much larger than CAC combined with the limited operating history of CAC, there can be no assurance that the Company will be able to achieve these purchase and origination goals. Numerous factors could affect the availability of various sources of funds, which in turn may change the mix of funds used to purchase and originate loans. As CAC expands, the Company expects that the operations of CAC will have a greater effect upon the Company's consolidated results of operations and financial condition.

Liquidity and Capital Resources

         As of December 31, 1994, the Company had working capital of $12.6 million, as compared to $5.5 million and $5.3 million at December 31, 1993 and 1992, respectively. Working capital increased in 1994 primarily due to strong earnings during the period combined with proceeds from the 1994 offering of the Company's Common Stock. Working capital increased marginally in 1993 compared to 1992 despite strong 1993 earnings primarily due to working capital expended for the origination of $2.6 million in installment sales contracts and $2.9 million in capital expenditures during the year combined with costs associated with the acquisition of Homestead.

         The ratio of current assets to current liabilities was 1.5:1 at December 31, 1994, as compared to 1.4:1 and 1.5:1 at December 31, 1993 and 1992 respectively. Annualized inventory turnover was 22.5 in 1994, compared to 26.5 in 1993 and 24.4 in 1992.

         The Company began the operations of CAC in March 1992 and purchased and originated approximately $10.5 million in retail installment sale contracts from inception through December 31, 1994, with funds derived from internally generated working capital of the Company, proceeds from the Company's stock offering and borrowings under its Credit Facility. Consistent with the current intention of the Company to expand further the operations of CAC, the Company entered into the Credit Facility to provide additional funds for CAC's growth. As discussed above under the heading "Cavalier Acceptance Corporation," the Company expects to expand the operations of CAC during 1995.

         In February 1994, the Company entered into the Credit Facility, consisting of a $13 million revolving warehouse and term loan agreement with its primary lender. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5 million. Interest is payable under the revolving line of credit at the bank's prime rate. The warehouse and term loan agreements contained in the Credit Facility provide for borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $8 million. Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 2.4%, and floats for the remaining two years at a rate (subject to certain limits) equal to the bank's prime rate plus .75%. The warehouse component of the Credit Facility provides for borrowings of up to $2 million with interest payable at the bank's prime rate plus 1%. However in no event may the aggregate borrowings under the warehouse and term loan agreement exceed $8 million.

         On October 14, 1994 and January 31, 1995 the Company borrowed $3.7 million and $2.0 million respectively under the Credit Facility in order to continue to fund the operations of CAC and to minimize the interest rate risk of the Company's loan portfolio. The Company expects to continue to borrow funds under the Credit Facility to finance the continuing operations of CAC. As the operations of CAC continue to expand the Company anticipates that it will be able to increase its borrowing capacity under the Credit Facility. The term of the Credit Facility, which is renewable annually, was due to expire in February 1995 but has been extended until June 30, 1995. Although the Company intends to renew the Credit Facility and anticipates an increase in the credit available to the Company thereunder, there can be no assurance that the Credit Facility will be renewed or that such additional financing will be available on terms acceptable to the Company.

         On June 14, 1994, the Company completed the sale of 1,000,000 shares of its common stock in an underwritten public offering. The underwriters exercised their option to purchase an additional 90,000 shares of the over-allotment which closed on July 8, 1994. The net proceeds from the aforementioned sales of the Company's stock was $12,843,619 which the Company has used and intends to continue to use to fund the expansion of the financing operations of CAC, the opening of the Fort Worth and Winfield manufacturing facilities, the expansion and modernization of certain manufacturing facilities of the Company and for other general corporate purposes.

         Capital expenditures were approximately $6.3 million, $2.9 million and $1.1 million for the years ended December 31, 1994, 1993 and 1992, respectively. During 1994 the Company incurred capital expenditures of $6.3 million which included $3.8 million in capital expenditures financed through a portion of the proceeds of the Company's 1994 stock offering. The proceeds were utilized in the opening of two additional manufacturing facilities and the expansion and modernization of certain other manufacturing facilities. The balance of capital expenditures during these periods included normal property, plant and equipment additions and replacements.

         The Company believes that existing cash and investment balances and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund the Company's operations and expansion plans for the next twelve months. In order to provide additional funds that may be neccessary for the continued pursuit of the Company's growth strategies and for operations over the longer term, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. There can be no assurance that such additional financing will be available on terms acceptable to the Company.

Impact of Inflation

         Although increases, and particularly sudden increases, in the cost of certain materials can adversely affect the Company's operations, the Company generally has been able to increase its selling prices to offset increased costs, including the costs of raw materials. Price competition, however, can affect the ability of the Company to increase its selling prices to reflect increased costs. In general, the Company believes that the relatively moderate rate of inflation over the past several years has not had a significant impact on its sales or profitability, but can give no assurance that this trend will continue in the future.

Backlog

         The Company typically builds a home after receipt of an order from an independent dealer, and accordingly does not generally maintain an inventory of unsold homes. In accordance with industry practice, dealers can cancel orders prior to production without penalty. The Company's backlog of orders for manufactured homes was approximately $16.6 million as of December 31, 1994, compared to approximately $17.2 million as of December 31, 1993. The Company believes that substantially all of its unfilled orders as of December 31, 1994 will be produced by the Company by the end of the Company's first quarter ending March 31, 1995. Backlog volume generally indicates the production levels at which the Company will operate at any given time, but is not indicative of sales for a full year. Historically, sales in the manufactured housing industry have been seasonal in nature, with sales of homes being weaker during the winter months.

Impact of Accounting Statements

         The Company has not yet adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107 regarding disclosures of the fair value of financial instruments. Adoption of this statement is expected in 1995 and will result in only increased disclosure regarding the affected instruments.

         The Financial Accounting Standards Board has also issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which provides guidance on recognition of impairment of a loan as well as methods for measurement of impairment. The statement is effective for fiscal years beginning after December 15, 1994, and management believes its impact would be immaterial to the Company's consolidated financial statements if adopted currently.

         The Company has adopted SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities, which provides guidance on classification and accounting treatment of investment in certain markketable securities. SFAS No. 115 was adopted during 1994 when the Company first acquired marketable securities subject to its provisions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

         The following table sets forth certain unaudited quarterly financial data for the two years ended December 31, 1994 and 1993. The Company believes that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with generally accepted accounting principles. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period. The sum of the quarterly amounts may not equal the annual amounts due to rounding.


                                First       Second      Third       Fourth
                               Quarter     Quarter     Quarter     Quarter
                              (In thousands except per share amounts)
1994
Revenues:
  Net sales                 $    46,674 $    49,641 $    49,453 $    60,674
  Financial services                109         142         197         255

  Total revenues                 46,783      49,783      49,650      60,929

Gross profit on sales             6,943       6,921       7,378       9,158
Net income                        1,029       1,202       1,340       1,508
Net income per share (1)           .28         .32         .29         .32


1993
Revenues:
  Net sales                 $    30,683 $    41,320 $    40,122 $    43,470
  Financial services                 30          51          66          83

  Total revenues                 30,713      41,371      40,188      43,553

Gross profit on sales             4,110       5,782       5,851       6,429
Net income                          478         901         958         996
Net income per share (1)           .14         .26         .28         .28

(1)      Adjusted for the five-for-four split paid in November 1993.

                      CAVALIER HOMES, INC AND SUBSIDIARIES
                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements and Schedule


Independent Auditor's Report                                        19

Consolidated Balance Sheets                                         20 - 21

Consolidated Statements of Income                                   22

Consolidated Statements of Stockholders' Equity                     23

Consolidated Statements of Cash Flows                               24

Notes to Consolidated Financial Statements                          25 - 35

Schedule -

   II - Valuation and Qualifying Accounts                           36




Schedules I, III, IV, and V have been omitted because they are either not required or are inapplicable.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cavalier Homes, Inc.:

We have audited the accompanying consolidated balance sheets of Cavalier Homes, Inc. and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cavalier Homes, Inc. and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Birmingham, Alabama
March 3, 1995

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1994 AND 1993
                                                                 1994            1993
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                $   16,034,922 $    10,325,137
  Marketable securities held to maturity (Note 3)               1,956,301
  Marketable securities available for sale (Note 3)             1,680,072
  Accounts receivable, less allowance for losses
    of $650,000 (1994) and $560,000 (1993) (Notes 5 and 10)     2,856,661       1,510,328
  Installment contracts receivable - current                      281,310
  Inventories (Note 5)                                          9,734,314       5,900,933
  Deferred income taxes (Note 8)                                2,648,844       1,847,793
  Other current assets                                            602,355         157,275
                                                            -------------  --------------
    Total current assets                                       35,794,779      19,741,466
                                                            -------------  --------------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                            453,373         381,053
  Buildings and improvements                                    7,305,101       4,213,254
  Machinery and equipment                                      10,018,660       5,492,874
                                                            -------------  --------------
                                                               17,777,134      10,087,181
                                                            -------------  --------------
  Less accumulated depreciation and amortization                4,582,479       3,494,023
                                                            -------------  --------------
  Total property, plant and equipment                          13,194,655       6,593,158
                                                            -------------  --------------
INSTALLMENT CONTRACTS RECEIVABLE, less
  allowance for credit losses (Notes 4 and 5)                   9,193,858       2,954,744
                                                            -------------  --------------
GOODWILL, less accumulated amortization
  of $140,476 (1994) and $47,405 (1993) (Note 2)                2,368,552       1,079,000
                                                            -------------  --------------
MARKETABLE SECURITIES HELD TO MATURITY (Note 3)                 2,427,526
                                                            -------------  --------------
OTHER ASSETS                                                      783,265         813,270
                                                            -------------  --------------
TOTAL                                                      $   63,762,635 $    31,181,638
                                                            =============  ==============

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1994 AND 1993

                                                                 1994            1993
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)               $      378,802
  Accounts payable                                              6,090,552 $     3,751,746
  Amounts payable under dealer incentive programs               4,400,717       2,906,953
  Accrued wages and related withholdings                        1,463,558       1,004,234
  Accrued incentive compensation                                2,181,301         879,062
  Estimated warranties                                          4,200,000       3,100,000
  Accrued insurance (Note 10)                                   2,018,357       1,244,238
  Other accrued expenses                                        2,201,286       1,310,531
  Income taxes                                                    284,657          61,220
                                                            -------------  --------------
    Total current liabilities                                  23,219,230      14,257,984

DEFERRED INCOME TAXES (Note 8)                                    875,868         292,043
                                                            -------------  --------------
LONG-TERM DEBT (Note 5)                                         3,207,168
                                                            -------------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 2, 5, 6 and 7):
  Preferred stock, $.01 par value; 500,000 shares authorized, none issued
  Common stock, $.10 par value; authorized 15,000,000 shares,
    issued 4,715,678 shares (1994) and 3,606,679 shares (199      471,568         360,668
  Additional paid-in capital                                   22,053,641       7,486,111
  Retained earnings                                            13,985,005       9,228,358
  Treasury stock at average cost (20,451 and 181,137
    shares in 1994 and 1993, respectively)                        (49,845)       (443,526)
                                                            -------------  --------------
    Total stockholders' equity                                 36,460,369      16,631,611
                                                            -------------  --------------
TOTAL                                                      $   63,762,635 $    31,181,638
                                                            =============  ==============
See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                  1994            1993            1992
REVENUES:
  Net sales                                 $  206,441,436 $   155,594,809 $   106,404,856
  Financial services                               703,326         229,812          60,451
                                               207,144,762     155,824,621     106,465,307
                                             -------------  --------------  --------------
COST OF SALES (Note 10)                        176,041,402     133,422,978      91,863,301
                                             -------------  --------------  --------------
SELLING, GENERAL  AND
  ADMINISTRATIVE (Notes 7 and 9):
  Manufacturing                                 22,429,655      16,841,880      11,224,762
  Financial services                               545,226         207,248          33,102
                                               199,016,283     150,472,106     103,121,165
                                             -------------  --------------  --------------
OPERATING PROFIT                                 8,128,479       5,352,515       3,344,142
                                             -------------  --------------  --------------
OTHER INCOME (EXPENSE):
  Interest expense:
    Manufacturing                                   (1,168)        (30,243)        (19,903)
    Financial services                             (75,014)         (5,012)
  Other, net                                       526,282         236,564            (501)
                                                   450,100         201,309         (20,404)
                                             -------------  --------------  --------------
INCOME BEFORE INCOME TAXES                       8,578,579       5,553,824       3,323,738
                                             -------------  --------------  --------------
INCOME TAXES (Note 8)                            3,500,000       2,221,000       1,310,000
                                             -------------  --------------  --------------
NET INCOME                                  $    5,078,579 $     3,332,824 $     2,013,738
                                             =============  ==============  ==============
NET INCOME PER SHARE (Note 6)               $         1.21 $          0.97 $          0.65
                                             =============  ==============  ==============
WEIGHTED AVERAGE SHARES
  OUTSTANDING (Note 6)                           4,196,490       3,452,744       3,105,780
                                             =============  ==============  ==============
See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                                                   Treasury
                                                                      Additional                  Stock - At
                                                          Common       Paid-in       Retained      Average
                                                          Stock        Capital       Earnings        Cost

BALANCE, JANUARY 1, 1992                              $    206,250 $   3,706,433 $   4,266,697 $  (1,011,872)

  Stock options exercised (Note 7)                          17,664       369,985

  Income tax benefits attributable to
    exercise of stock options (Note 7)                                   411,337

  Five-for-four stock split effected in
    the form of a dividend (Note 6)                         55,233       (55,233)

  Cash dividends paid ($.06 per share)                                                (157,503)

  Net income                                                                         2,013,738

  Other (Note 7)                                                          12,665
                                                       -----------  ------------  ------------  ------------
BALANCE, DECEMBER 31, 1992                                 279,147     4,445,187     6,122,932    (1,011,872)

  Treasury stock reissued in
    connection with acquisition (Note 2)                               2,459,728                     568,346

  Stock options exercised (Note 7)                           9,511       168,481

  Income tax benefits attributable to
    exercise of stock options (Note 7)                                   430,851

  Five-for-four stock split effected in
    the form of a dividend (Note 6)                         72,010       (72,010)

  Cash dividends paid ($.07 per share)                                                (227,398)

  Net income                                                                         3,332,824

  Other (Note 7)                                                          53,874
                                                       -----------  ------------  ------------  ------------
BALANCE, DECEMBER 31, 1993                                 360,668     7,486,111     9,228,358      (443,526)

  Sales of common stock, net of
    offering costs (Note 6)                                109,000    12,734,619

  Treasury stock reissued in
    connection with acquisition (Note 2)                               1,695,237                     393,681

  Stock options exercised (Note 7)                           1,900        51,799

  Income tax benefits attributable to
    exercise of stock options (Note 7)                                    85,875

  Cash dividends paid ($.08 per share)                                                (321,932)

  Net income                                                                         5,078,579
                                                       -----------  ------------  ------------  ------------
BALANCE, DECEMBER 31, 1994                            $    471,568 $  22,053,641 $  13,985,005 $     (49,845)
                                                       ===========  ============  ============  ============

See notes to consolidated financial statements

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

                                                                 1994            1993            1992
OPERATING ACTIVITIES:
Net Income                                                 $    5,078,579 $     3,332,824 $     2,013,738
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation and amortization                                 1,745,800         973,467         571,711
  Provision for credit losses and repurchase commitments          286,070         434,903         161,776
  (Gain) loss on sale of property, plant and equipment            (19,604)          4,210          25,136
  Equity in undistributed (earnings) loss of partnership
    investment                                                   (304,493)       (138,618)         20,328
  Compensation related to issuance of stock options                                53,874          12,665
  Changes is assets and liabilities provided (used) cash,
    net of effects of acquisitions:
       Accounts receivable                                       (409,130)      3,376,185      (1,228,167)
       Inventories                                             (2,371,652)       (990,495)       (761,736)
       Amounts payable under dealer incentive programs            778,690         820,753         727,487
       Accrued wages and related withholdings                      83,688         (47,657)        686,158
       Estimated warranties                                       750,000         486,350         552,700
       Other assets and liabilities                             4,128,727       1,444,482       1,795,924
                                                            -------------  --------------  --------------
          Net cash provided by operating activities             9,746,675       9,750,278       4,577,720
                                                            -------------  --------------  --------------
INVESTING ACTIVITIES:
  Net cash received (paid) in connection with acquisitions     (1,117,759)        567,406
  Proceeds from sale of property, plant and equipment              36,908          37,800         351,593
  Capital expenditures                                         (6,330,075)     (2,933,258)     (1,124,044)
  Purchases of investments                                     (6,075,826)                       (300,000)
  Purchases and originations of installment contracts          (7,309,001)     (2,625,294)       (600,244)
  Principal collected on installment contracts                    542,507         145,270          21,594
  Other                                                            55,000                          75,000
                                                            -------------  --------------  --------------
          Net cash used in investing activities               (20,198,246)     (4,808,076)     (1,576,101)
                                                            -------------  --------------  --------------
FINANCING ACTIVITIES:
  Net proceeds from sales of common stock                      12,843,619
  Net payments under lines of credit                                             (189,017)       (465,648)
  Proceeds from long-term borrowings                            3,700,000
  Payments on long-term debt                                     (114,030)       (288,290)       (331,250)
  Proceeds from exercise of stock options                          53,699         177,992         387,649
  Cash dividends paid                                            (321,932)       (227,398)       (157,503)
                                                            -------------  --------------  --------------
          Net cash provided by (used in) financing activitie   16,161,356        (526,713)       (566,752)
                                                            -------------  --------------  --------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                       5,709,785       4,415,489       2,434,867

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                   10,325,137       5,909,648       3,474,781
                                                            -------------  --------------  --------------
CASH AND CASH EQUIVALENTS, END OF YEAR                     $   16,034,922 $    10,325,137 $     5,909,648
                                                            =============  ==============  ==============
See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation - The consolidated financial statements include the accounts of Cavalier Homes, Inc and its wholly owned subsidiaries, (hereinafter collectively referred to as the "Company"). The Company's 33% ownership interest in a limited partnership is accounted for using the equity method and is included in other assets in the accompanying consolidated balance sheets. Intercompany profits, transactions and balances have been eliminated in consolidation.

         Cash Equivalents - The Company considers all highly liquid investments with original maturities of less than 90 days to be cash equivalents.

         Marketable  Securities  -  The  Company  accounts  for  its  marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that marketable securities be classified into three categories - held to maturity, available for sale, and trading, each having a specified accounting method as to carrying value and recognition of unrealized gains and losses. SFAS No. 115 was adopted in 1994 when the Company first acquired marketable securities subject to its provisions.

         Held to maturity securities are those which the Company has the positive intent and ability to hold to maturity and are reported at cost, adjusted for any premiums and discounts that are recognized as adjustments to interest income using a method which approximates the interest method.

         Securities available for sale are recorded at their fair value with any unrealized gains and losses, net of deferred income taxes, recorded as a net amount in a separate component of stockholders' equity until realized. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Premiums and discounts are recognized in interest income using a method which approximates the interest method.

         Trading securities are carried at fair value with unrealized gains and losses recognized in the statement of income. The Company has no trading securities and does not plan to engage in such transactions.

         Inventories - Inventories consist primarily of raw materials and are stated at the lower of cost (first-in, first-out method) or market. During 1994, 1993 and 1992, the Company purchased raw materials of approximately $7,360,000, $4,960,000, and $2,000,000 respectively, from the partnership referred to above.

         Property, Plant and Equipment - Property, plant and equipment is stated at cost and depreciated primarily over the estimated useful lives of the related assets using the straight-line method.
         Maintenance and repairs are expensed as incurred.

         Goodwill - Goodwill is being amortized over 15 years using the straight-line method.

         Revenue Recognition - Sales of manufactured homes to independent dealers are recorded as of the date the home is shipped to the dealer. All sales are final and without recourse except for the contingency described in Note 10.

         Interest income on installment contracts receivable is recognized using the interest method. Loan origination fees and related costs are not material and are recognized in the period earned or incurred. Product Warranties - The Company provides a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. A liability is provided for estimated future warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

         Allowance for Losses on Installment Contracts -The Company has provided an allowance for estimated future losses resulting from retail financing activities of its financial services subsidiary, Cavalier Acceptance Corporation ("CAC"), primarily based upon management's current assessment of individual loans in the portfolio and repossession experience in the industry. CAC does not exclusively finance sales for any dealer; all dealers have other financing sources available to offer to their retail customers. Homes financed are subject to repossession by CAC upon default by the borrower.

         Insurance - The Company's workmen's compensation, product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Since the Company had previously estimated refunds or additional premiums when sufficiently reliable data was available, the application of the consensus in Emerging Issues Task Force Issue No. 93-14, Accounting for Multiple-Year Retrospectively Rated Insurance Contracts by Insurance Enterprises and Other Enterprises, had no impact on the Company's consolidated financial statements.

         Income Taxes - Effective January 1, 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be determined under an asset and liability method. Under this method, deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Previously, deferred income taxes were determined under Accounting Principles Board Opinion No. 11, Accounting for Income Taxes ("APB No. 11 "). Under APB No. 11, deferred income taxes were based on the historical tax effects of timing differences between book and taxable income. The impact of adopting SFAS No. 109 in 1993 was immaterial to the Company's consolidated financial statements.

         Net Income Per Share - Net income per share is based on the weighted average number of shares outstanding during each period including the dilutive effect of stock options.

         Accounting Standards Yet to be Adopted - The Company has not yet adopted the provisions of SFAS No. 107 regarding disclosures of the fair value of financial instruments. Adoption of this statement is expected in 1995 and will result in only increased disclosure regarding the affected instruments.

         The Financial Accounting Standards Board has also issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which provides guidance on recognition of impairment of a loan as well as methods for measurement of impairment. This statement is effective for fiscal years beginning after December 15, 1994 and management believes its impact would be immaterial to the Company's consolidated financial statements if adopted currently.

2.       ACQUISITIONS

         On October 28, 1994, the Company acquired all of the outstanding stock of Astro Mfg. Co., Inc. ("Astro") for $2,923,121 in cash and 160,686 shares of the Company's common stock previously held in treasury. On February 26, 1993, the Company acquired all of the outstanding common stock of Homestead Homes, Inc. ("Homestead") in exchange for 186,340 shares of the Company's common stock previously held in treasury.

         These acquisitions were accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition dates. The excess of consideration paid over the estimated fair value of the net assets acquired was recorded as goodwill. Deferred income taxes were established for the difference in bases between financial and tax reporting of these assets and liabilities at the acquisition dates. The consolidated statements of income include the results of operations of each company acquired from its respective acquisition date forward.

         The estimated fair value of assets acquired and liabilities assumed in these acquisitions is summarized as follows:

                                                  1994          1993
                                                 Astro       Homestead

          Cash                              $   1,959,572 $     653,477
          Other current assets                  2,938,886     2,186,504
          Property, plant and equipment         1,871,063       900,775
          Goodwill                              1,382,624     1,126,405
          Other assets                             84,580       435,986
          Current liabilities                  (2,388,757)   (1,824,930)
          Deferred income taxes                  (473,337)     (206,000)
          Other liabilities                      (201,382)     (158,072)
                                             ------------  ------------
                                            $   5,173,249 $   3,114,145
                                             ============  ============

          Consideration consisting of:
          Cash                              $   2,923,121
          Fair value of treasury stock
             reissued                           2,088,918 $   3,028,074
          Amounts paid or accrued for
             acquisition costs                    161,210        86,071
                                             ------------  ------------
            Total purchase price            $   5,173,249 $   3,114,145
                                             ============  ============

         The following unaudited pro forma consolidated results of operations for the years ended December 31, 1994 and 1993 have been prepared as though both acquisitions occurred as of January 1, 1993. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have been achieved had the acquisitions taken place as of January 1, 1993 or in the future.

                                                   1994            1993

          Net sales                         $   217,212,893 $   172,657,641
          Net income                              5,056,124       3,360,782
          Net income per share                         1.17             .92

3.       MARKETABLE SECURITIES

         Marketable securities have been classified in the consolidated balance sheet at December 31, 1994 according to management's intent. At December 31, 1994, the carrying amount of marketable securities, which approximates fair values, was as follows:


          Marketable securities held to maturity:
            Due in one year or less:
              Corporate bonds                           $  1,461,569
              United States Treasury Notes                   494,732
                                                         -----------
                                                           1,956,301
                                                         -----------
            Due in one year to five years:
              Corporate bonds                              1,427,526
              United States Treasury Notes                 1,000,000
                                                         -----------
                                                           2,427,526
                                                         -----------
          Total held to maturity                        $  4,383,827
                                                         ===========

          Marketable securites available for sale -
            Closed end funds                            $  1,680,072
                                                         ===========

4.       ALLOWANCE FOR LOSSES ON INSTALLMENT CONTRACTS

         In 1992 CAC began purchasing and originating installment sale contracts made to customers of the Company's exclusive independent dealers. At December 31, 1994, the average term of CAC's loan portfolio was approximately 175 months and the weighted average interest rate was 11.44%.

         Activity in the allowance for losses on installment contracts was as follows:

                                               1994         1993         1992

          Balance, beginning of year     $   104,000 $     22,000
          Provision for losses               265,000       90,000 $     22,000
          Charge-offs, net                   (19,000)      (8,000)
                                          ----------  -----------  -----------
          Balance, end of year           $   350,000 $    104,000 $     22,000
                                          ==========  ===========  ===========

5.       CREDIT ARRANGEMENTS

         In February 1994 the Company executed a $ 13 million revolving, warehouse and term loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5 million. Interest is payable under the revolving line of credit at the bank's prime rate (8.5% at December 31, 1994).

         The warehouse and term loan agreements contained in the Credit Facility provide for borrowings of up to 80% of the Company's eligible (as defined) installment sale contracts, up to a maximum of $8 million. Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five year treasury securities averaged over the preceding 13 weeks, plus 2.4%, and floats for the remaining two years at a rate (subject to certain limits) equal to the bank's prime rate plus .75%. The warehouse component of the Credit Facility provides for borrowings of up to $2 million with interest payable at the bank's prime rate plus 1 %. However, in no event may the aggregate outstanding borrowings under the warehouse and term loan agreement exceed $8 million.

         The Credit Facility contains certain restrictive covenants which limit the aggregate of dividend payments and purchases of treasury stock to 50% of consolidated net income for the two most recent years. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by CAC and the capital stock of certain of the Company's consolidated subsidiaries.

         At December 31, 1994, the Company's long-term debt consists of a term loan which bears interest at a fixed rate of 9.4% for the first five years, and floats for the remaining two years as described above.

         Principal repayment requirements are as follows:

          Year Ending
          December 31,                               Amount

              1995                              $     378,802
              1996                                    418,578
              1997                                    462,531
              1998                                    511,099
              1999                                    564,768
          Thereafter                                1,250,192
                                                 ------------
          Total                                 $   3,585,970
                                                 ============

         Cash paid for interest during the years ended December 31, 1994, 1993 and 1992 was $61,832, $35,255 and $43,589, respectively.

6.       STOCKHOLDERS' EQUITY

         In June 1994 the Company completed a secondary public offering of 1,000,000 shares of its common stock at $13 per share.In July 1994, the Company sold an additional 90,000 shares at the same price per share. The Company received net proceeds of $12,843,619 (after offering costs) from these sales.

         On October 13, 1992 and again on September 7, 1993, the Company's Board of Directors declared five-for-four stock splits on the Company's common stock, which were effected in the form of a 25% stock dividend, distributed on November 16, 1992 and November 15, 1993 to stockholders of record on October 30, 1992 and October 4, 1993, respectively. All applicable share and per share data were restated to give effect to these stock splits.

7.       STOCK OPTION PLANS

         a. During 1993, the Company's Board of Directors adopted the Cavalier Homes, Inc. 1993 Amended and Restated Nonqualified Stock Option Plan (the " 1993 Nonqualified Plan") and the Cavalier Homes, Inc. 1993 Amended and Restated Nonemployee Directors Stock Option Plan (the "1993 Nonemployee Directors Plan"). These plans provide for the issuance of stock options to key employees and nonemployee directors to acquire up to 412,500 and 150,000 shares, respectively, of common stock.

                  Under the 1993 Nonqualified Plan and the 1993 Nonemployee Directors Plan, options generally may be granted at an exercise price of not less than 60% and 100%, respectively, of the fair market value of the underlying shares at the date of grant. Options granted are generally exercisable within six months from the date of grant and must be exercised within ten years from such date, except under certain conditions.

         b. The Company has also adopted the 1988 Nonqualified Stock Option Plan (the " 1988 Plan") under which the Company may grant nonqualified stock options to directors, officers, or key employees with respect to an aggregate of 227,518 of its common shares . Options may be granted at an exercise price of not less than 60% of the fair market value of the underlying shares on the date of grant. Options generally are exercisable after six months from the date of grant and must be exercised within ten years, except under certain conditions.

         c. The Company adopted in 1986 the Long Term Incentive Compensation Plan (the " 1986 Plan") under which it may grant restricted stock awards, stock appreciation rights, and qualified or nonqualified stock options to key employees with respect to an aggregate of 127,460 of its common shares. Qualilified stock options may be granted at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant. Nonqualified options may be granted at an exercise price determined by the Compensation Committee of the Board of Directors. Options generally are exercisable at a cumulative rate of 20% annually after one year and must be exercised within ten years from the date of grant, except under certain conditions.

         As of December 31, 1994, substantially all available options under the 1988 Plan and the 1986 Plan had been granted.

         The Company recognized compensation expense of $53,874 (1993) and $12,665 (1992) with respect to options granted at less than fair market value at date of grant under these plans. With respect to options exercised, the income tax benefits resulting from compensation expense allowable under federal income tax regulations in excess of the expense reflected in the Company's financial statements have been credited to additional paid-in-capital. These benefits, which totaled $85,875
         (1994),  $430,851  (1993),  and  $411,337  (1992),  represent a noncash financing transaction for purposes of the consolidated statements of cash flows.

         Information regarding these stock option plans is summarized below:

                                                                    Price Range
                                                        Shares       Per Option
          Shares under option:
            Outstanding at January 1, 1992               266,600
            Options granted                               38,950   $1.28 - 1.60
            Options exercised                           (174,925)   1.28 - 1.60
            Options terminated                            (8,500)
                                                       ---------
            Outstanding at December 31, 1992             122,125
            Options granted                              463,078   8.00 - 11.20
            Options exercised                            (95,112)   1.28 - 2.00
                                                       ---------
            Outstanding at December 31, 1993             490,091
            Options granted                               48,250  10.00 - 16.63
            Options exercised                            (18,999)   1.28 - 8.00
            Options terminated                            (4,375)
                                                       ---------
            Outstanding at December 31, 1994             514,967
                                                       =========

         Stock options exercisable and shares available for future grants at December 31, 1994 were 479,593 and 109,250, respectively, under these plans.

8.       INCOME TAXES

         Provision for income taxes consist of:
                                            1994          1993          1992

            Current:
              Federal                  $  3,313,000 $   2,208,000 $   1,297,000
              State                         581,000       390,000       199,000
                                        -----------  ------------  ------------
                                          3,894,000     2,598,000     1,496,000
                                        -----------  ------------  ------------
            Deferred:
              Federal                      (333,000)     (320,000)     (161,000)
              State                         (61,000)      (57,000)      (25,000)
                                        -----------  ------------  ------------
                                           (394,000)     (377,000)     (186,000)
                                        -----------  ------------  ------------
                 Total                 $  3,500,000 $   2,221,000 $   1,310,000
                                        ===========  ============  ============

         Total income tax expense for 1994, 1993, and 1992 is different from the amount that would be computed by applying the expected federal income tax rates of 35% for 1994 and 1993 and 34% for 1992, to income before income taxes. The reasons for this difference are as follows:

                                                                     1994         1993         1992

          Income tax at expected federal income tax rate        $ 3,003,000 $  1,944,000 $  1,130,000
          State income taxes, net of federal  tax effect            343,000      220,000      115,000
          Non-deductible operating expenses                         110,000       52,000       26,000
          Effect of graduated tax rates                             (86,000)     (56,000)
          Other                                                     130,000       61,000       39,000
                                                                 ----------  -----------  -----------
                                                                $ 3,500,000 $  2,221,000 $  1,310,000
                                                                 ==========  ===========  ===========


         Components of the provision for deferred income taxes for the year ended December 31, 1992 were as follows:

          Depreciation                                  $    (6,000)
          Warranty expense                                 (170,000)
          Employee benefits                                 (42,000)
          Inventory capitalization                           (3,000)
          Allowance for losses on receivables               (27,000)
          Accrued expenses                                   42,000
          Other                                              20,000
                                                         ----------
                                                        $  (186,000)
                                                         ==========

         The approximate tax effects of temporary differences at December 31, 1994 and 1993 were as follows:


                                                          1994          1993
                                                         ASSETS (LIABILITIES)
          Current differences:
            Warranty expense                        $   1,309,000 $   1,013,000
            Inventory capitalization                      159,000        98,000
            Allowance for losses on receivables           390,000       258,000
            Accrued expenses                              759,000       479,000
            Other                                          32,000
                                                     ------------  ------------
                                                    $   2,649,000 $   1,848,000
                                                     ============  ============

          Noncurrent differences:
            Depreciation and basis differential
               of acquired assets                   $    (950,000)$    (292,000)
            Other                                          74,000
                                                     ------------  ------------
                                                    $    (876,000)$    (292,000)
                                                     ============  ============

         Cash paid for income taxes for the years ended December 31, 1994, 1993 and 1992 was $3,519,401, $2,022,253 and $ 1,301,837, respectively.

9.       EMPLOYEE BENEFIT PLAN

         The Company sponsors an Employee 401 (k) Retirement Plan covering all employees who meet participation requirements. Employee contributions are limited to a percentage of their basic compensation as defined in the Plan. The amount of the Company's matching contribution is discretionary as determined by the Board of Directors. Company contributions amounted to $175,000, $141,000 and $64,000 for the years ended December 31, 1994, 1993 and 1992, respectively.

10.      COMMITMENTS AND CONTINGENCIES

         Operating leases:

         Four of the Company' s manufacturing facilities are leased under separate operating lease agreements (the "Related Leases") with partnerships or companies whose owners are certain officers, directors or stockholders of the Company. The Related Leases require monthly payments ranging from $6,000 to $25,000 and provide for lease terms ending from August 1996 to April 1999 as well as renewal option periods. The Related Leases also contain purchase options whereby the Company can purchase the respective manufacturing facility for amounts ranging from $850,000 to $1,750,000 at any time during the lease terms.

         The Company also leases two other manufacturing facilities under operating leases with unrelated parties. These leases currently require monthly payments of $8,000 and $13,500 through January 1998 and March 1999, respectively, and include renewal option periods. The Company has the option under one of these leases to (i) cancel the lease with a one year notice and (ii) purchase the manufacturing facility for $995,000 at any time during the lease term.

         Future minimum rents payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1994 are as follows:

          Year Ending
          December 31,                            Amount

              1995                            $    981,000
              1996                                 881,000
              1997                                 521,000
              1998                                 353,000
              1999                                 102,000
                                               -----------
              Total                           $  2,838,000
                                               ===========

         Total rent expense was $832,000, $641,000 and $444,000 for the years ended December 31, 1994, 1993 and 1992, respectively, including rents paid to related parties of $662,000 (1994), $460,000 (1993) and
         $300,000 (1992).

         Contingent Liabilities and Other:

                  a. It is customary practice for companies in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of the Company's sales are made pursuant to repurchase agreements with dealers located primarily in the Southeastern portion of the United States. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company was contingently liable for an amount estimated to be $54 million under these agreements as of December 31, 1994, such contingency is reduced by the resale value of the homes which are required to be repurchased. The Company has an allowance for losses of $650,000 (1994) and $560,000 (1993) based on prior experience and current market conditions. Management expects no material loss in excess of the allowance.

                  b. Under the insurance plans described in Note 1, the Company is contingently liable at December 31, 1994 for future retrospective premium adjustments up to a maximum of approximately $4,900,000 in the event that additional losses are reported related to prior years. The Company recorded an estimated liability of approximately $970,000 (1994) and $590,000 (1993) related to such incurred but not reported claims. Management expects no material loss in excess of the allowance.

                  c. The Company and certain of its equity partners have jointly and severally guaranteed certain short-term debt, with a balance of $1,500,000 at December 31, 1994, of the partnership in which the Company owns a 33% interest.

                  d. The Company is engaged in various litigation which is routine in nature and, in management's opinion, will have no material adverse effect on the Company's financial statements.

                  e. During 1994, the Company entered into split-dollar life insurance agreements with two of its executive officers which provide for payment of the related insurance premiums by the Company and also for reimbursement to the Company of such premiums upon payment of death benefits under the policies.

11.      INDUSTRY SEGMENT INFORMATION

         The Company's primary activities are the design, production and wholesale sale of manufactured homes to a system of independent dealers. The Company also offers retail financing of its homes through its exclusive independent dealer network. For purposes of segment reporting, corporate assets consist primarily of cash, certain property and equipment and other investments. Operating profit is considered to be income before general corporate expenses, interest and income taxes.

         Financial information for these segments is summarized in the following table:


                                                                      General
                                                     Financial       Corporate
                                   Manufacturing      Services     (Unallocated)       Total
Year ended December 31, 1994:

  Revenues                        $  206,441,436 $       703,326                 $   207,144,762
  Operating profit                     8,927,547         158,100 $      (957,168)      8,128,479

  Identifiable assets                 45,747,771      14,178,925       3,835,939      63,762,635
  Depreciation and amortization        1,722,401          13,426           9,973       1,745,800
  Capital expenditures                 6,330,075          -               -            6,330,075

Year ended December 31, 1993:

  Revenues                        $  155,594,042 $       229,812 $           767 $   155,824,621
  Operating profit                     6,640,453          22,564      (1,310,502)      5,352,515

  Identifiable assets                 27,143,220       3,449,685         588,733      31,181,638
  Depreciation and amortization          965,215           6,844           1,408         973,467
  Capital expenditures                 2,851,429          81,829          -            2,933,258

Year ended December 31, 1992:

  Revenues                        $  106,403,562 $        60,451 $         1,294 $   106,465,307
  Operating profit                     4,032,259          27,349        (715,466)      3,344,142

  Identifiable assets                 17,774,898       1,293,200         897,845      19,965,943
  Depreciation and amortization          565,365           1,794           4,552         571,711
  Capital expenditures                 1,121,834           2,210          -            1,124,044


CAVALIER HOMES, INC. AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 1994, 1993 and 1992

                                                    Additions
                                      Balance at   Charged to   Charged to              Balance at
                                      Beginning     Costs and    to Other                 End of
                                       of Period     Expenses    Accounts   Deductions    Period
Allowance for Losses on Accounts
   Receivable:
   Year Ended December 31, 1994       $   560,000      62,860      50,000     (22,860)$   650,000
                                       ==========  ==========  ==========  ==========  ==========
   Year Ended December 31, 1993       $   450,000     353,377      -         (243,377)$   560,000
                                       ==========  ==========  ==========  ==========  ==========
   Year Ended December 31, 1992       $   399,845     139,372      -          (89,217)$   450,000
                                       ==========  ==========  ==========  ==========  ==========
Allowance for Credit Losses:
   Year Ended December 31, 1994       $   103,930     265,048                 (18,978)$   350,000
                                       ==========  ==========  ==========  ==========  ==========
   Year Ended December 31, 1993       $    22,404      89,526      -           (8,000)$   103,930
                                       ==========  ==========  ==========  ==========  ==========
   Year Ended December 31, 1992       $    -           22,404      -           -      $    22,404
                                       ==========  ==========  ==========  ==========  ==========
Accumulated Amortization of Goodwill:
   Year Ended December 31, 1994       $    47,405      93,071      -           -      $   140,476
                                       ==========  ==========  ==========  ==========  ==========
   Year Ended December 31, 1993       $    -           47,405      -           -      $    47,405
                                       ==========  ==========  ==========  ==========  ==========
Accumulated Amortization of Non-Compete
   Agreement:
   Year Ended December 31, 1994       $    55,560      66,672      -           -      $   122,232
                                       ==========  ==========  ==========  ==========  ==========
   Year Ended December 31, 1993       $    -           55,560      -           -      $    55,560
                                       ==========  ==========  ==========  ==========  ==========
Warranty Reserve:
   Year Ended December 31, 1994       $ 3,100,000   7,740,813     350,000  (6,990,813)$ 4,200,000
                                       ==========  ==========  ==========  ==========  ==========
   Year Ended December 31, 1993       $ 2,383,500   4,940,758     230,150  (4,454,408)$ 3,100,000
                                       ==========  ==========  ==========  ==========  ==========
   Year Ended December 31, 1992       $ 1,830,800   3,188,758      -       (2,636,058)$ 2,383,500
                                       ==========  ==========  ==========  ==========  ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

For a description of the Directors and Executive Officers of the Company, see "Election of Directors", "Executive Officers and Principal Stockholders" and "Compliance with Section 16(a) of the Exchange Act" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 1995, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For a description of the Company's Executive Compensation, see "Election of Directors," "Executive Officers and Principal Stockholders", "Executive Compensation" (other than the "Report of the Compensation Committee" and the
"Performance Graph"), "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 1995, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

For a description of the Security Ownership of Management and Certain Beneficial Owners, see "Election of Directors," and "Executive Officers and Principal Stockholders" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 1995, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of Certain Relationships and Related Transactions of the Company, see "Election of Directors," "Executive Officers and Principal Stockholders," "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships And Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 1995, which are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a) 1. The financial statements contained in this report and the page on which they may be found are as follows:

         Financial Statement Description                      Form 10-K Page No.

         Independent Auditors' Report                            19
         Consolidated Balance Sheets as of December 31, 1994
               and 1993                                          20 - 21
         Consolidated  Statements of Income for the years
               ended  December  31, 1994, 1993 and 1992          22
         Consolidated Statements of Stockholders' Equity for
               the years ended December 31, 1994, 1993 and 1992 23 Consolidated Statements of Cash Flows for the years
               ended December 31, 1994, 1993 and 1992            24
         Notes to Consolidated Financial Statements              25 - 35

         2. The financial statement schedule required to be filed with this report and the page on which it may be found is as follows:

         Schedule       Schedule Description                  Form 10-K Page No.

         II             Valuation and Qualifying Accounts        36

         3. The exhibits required to be filed with this report are listed below. The Company will furnish upon request any of the exhibits listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.

         (2)

                  * (a) Stock Purchase Agreement, as amended, by and among Astro Mfg. Co., Inc., Shareholders of Astro
                           Mfg. Co., Inc. and Cavalier Homes, Inc. dated as of October 14, 1994, filed as Exhibit 2(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by reference.

                  *        (b) Holdback  agreement  between  avalier Homes, Inc.
                           and Raymond A. Peltcs, dated October 28, 1994, filed as Exhibit 2(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by reference.

         (3)      Articles of Incorporation and By-laws.

                  * (a) The Restated Certificate of Incorporation of the Company, as amended, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

                  * (b) The By-laws of the Company, as amended, filed as Exhibit (b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

          (4)     *        (a) Articles  four,  six,  seven,  nine  and  ten  of
                           the Company's Restated Certificate of Incorporation, as amended, included in Exhibit 3(a) above. * (b)
                           Article  II,  Sections 1 through  11;  Articles  III,
                           Sections  1 and  2;  Article  IV,  Sections  1 and 2;
                           Article  VI,  Sections  1 through  6;  Article  VIII,
                           Sections 1 through 3;  Article  IX,  Section 1 of the
                           Company's By-laws, included in Exhibit 3(b) above.

         (10)     Material contracts

                  * ** (a) Cavalier Homes, Inc. 1988 Nonqualified Stock Option Plan, as amended, filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

                  *        (b) Lease  between   Cavalier Homes of Alabama,  Inc.
                           and Robert L. Burdick, John W Lowe, and Jerry F. Wilson, as tenants in common dated September 1, 1988, as amended, filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

                  * (c) Commercial Sub-Lease between Winston County Industrial Development Association and Cavalier Homes of Alabama, Inc., dated March 5, 1993 filed as
                           Exhibit 10(d) to the Company's Registration Statement on Form S-2 (Registration No. 33-59452), is incorporated herein by reference.

                  * (d) Agreement and Plan of Merger, dated February 26, 1993, among Homestead Homes, Inc., the Stockholders of Homestead Homes, Inc., Cavalier Acquisition Corporation and Cavalier Homes, Inc. filed as Exhibit 2 to the Company's Current Report on Form 8-K dated February 26, 1993, as amended on Form 8, dated March 12, 1993, is incorporated herein by reference.

                  * (e) Revolving, Warehouse and Term Loan Agreement among the Company and First Commercial Bank (Birmingham, Alabama) dated February 17, 1994, filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

                  * (f) Lease Agreement between Leonard Properties and Cavalier Homes of Texas dated February 17, 1994, filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

                  * ** (g) Cavalier Homes, Inc. 1993 Amended and Restated Nonqualified Stock Option Plan, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

                  * ** (h) Cavalier Homes, Inc. 1993 Amended and Restated Nonemployee Directors Stock Option Plan, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

                  * (i) Guaranty Agreement between SouthTrust Bank of Marion County and Cavalier Homes, Inc. dated February 18, 1993, relating to guaranty of payments by Woodperfect, Ltd., filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

                  * (j) Sub-lease Agreement with Option to Purchase between Winfield Industrial Developement Association, Inc and Buccaneer Homes of Alabama, Inc. dated May 9, 1994 filed as Exhibit 10(k) to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Registration No, 33-78644), is incorporated herein by reference.

                  * (k) Lease Agreement with Option to Purchase between Marion County Industrial Developement Association, Inc and Quality Housing Supply, Inc. dated May 9, 1994 filed as Exhibit 10(l) to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Registration No, 33-78644), is incorporated herein by reference.

         (11)     Statement Re Computation of Per Share Earnings.

         (21)     Subsidiaries of the Registrant.

         (23)     Consents of Deloitte & Touche LLP.

* Incorporated by Reference as indicated.

** Management contract or compensatory plan or arrangement.

   (b) The Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, which was filed with the Commission on November 10, 1994, contained information otherwise reportable on Form 8-K relating to the Company's acquisition of Astro Mfg. Co., Inc. ("Astro"). Also included in such report were financial statements of Astro for the year ended December 31, 1993 and for the nine months ended September 30, 1994, and certain proforma financial information relating to the Company for the same time periods.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              CAVALIER HOMES, INC.
                                              Registrant



                                              By:/s/   JERRY F. WILSON
                                                 -----------------------------
                                              Date: March 31, 1995


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                           Title                             Date

/s/  JERRY F. WILSON          Director and Principal Executive    March 31, 1995
- - -----------------------------       Officer

/s/  DAVID A. ROBERSON        Principal Financial and Accounting  March 31, 1995
- - -----------------------------       Officer

/s/  BARRY DONNELL            Chairman of the Board and Director  March 31, 1995
- - -----------------------------

/s/  THOMAS A. BROUGHTON, III Director                            March 31, 1995
- - -----------------------------

/s/  JOHN W LOWE              Director                            March 31, 1995
- - -----------------------------

/s/  LEE ROY JORDAN           Director                            March 31, 1995
- - -----------------------------

                                     INDEX
                                                                       Page in
                                                                      Sequential
Exhibit                                                                Numbered
Number                                                                  Filing

(11)     Statement Re Computation of Per Share Earnings.                 44

(21)     Subsidiaries of the Registrant.                                 45

(23)     Consents of Deloitte & Touche LLP.                              46 - 47

PART IV
Exhibit 11

CAVALIER HOMES, INC. AND SUBSIDIARIES
COMPUTATION OF NET INCOME PER COMMON SHARE


                                           For the Years Ended December 31,
                                            1994         1993         1992

PRIMARY AND FULLY DILUTED

  Net Income                            $ 5,078,579 $  3,332,824 $  2,013,738
                                         ==========  ===========  ===========
Shares*
  Primary
  Average common shares outstanding       4,106,314    3,363,916    2,884,554
  Dilutive effect if stock options were
     exercised                               90,176       88,828      221,226
                                         ----------  -----------  -----------
  Average common shares outstanding as
     adjusted (primary)                   4,196,490    3,452,744    3,105,780
                                         ==========  ===========  ===========
  Fully diluted
  Average common shares outstanding as
     adjusted (primary)                   4,196,490    3,452,744    3,105,780
  Addditional dilutive effect if stock
     options were exercised (fully)          -            12,606       19,934
                                         ----------  -----------  -----------
  Average common shares outstanding as
     adjusted (fully diluted)             4,196,490    3,465,350    3,125,714
                                         ==========  ===========  ===========


Primary and Fully Diluted Net Income
   per common share                      $     1.21  $       .97  $       .65
                                         ==========  ===========  ===========



* Adjusted for the five-for-four stock split paid in November 1993.

                                    PART IV
                                   Exhibit 21


                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                         SUBSIDIARIES OF THE REGISTRANT

Subsidiary Name

Astro Mfg. Co., Inc.

Cavalier Acceptance Corporation

         Cavalier Insurance Agency, Inc.

Cavalier Town & Country Homes of Texas, Inc.

Cavalier Homes of Alabama, Inc.

Homestead Homes, Inc.

Quality Housing Supply, Inc.

Star Industries, Inc.

         Buccaneer Homes of Alabama, Inc.

                  Valley Homes, Inc.

         Brigadier Homes of North Carolina, Inc.

         Mansion Homes, Inc.

                                 PART IV
                               Exhibit 23

                      INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Registration Statements No. 33-63060 and No. 33-86348 of Cavalier Homes, Inc. on Form S-3 of our report dated March 3, 1995, appearing in this Annual Report on Form 10-K of Cavalier Homes, Inc for the year ended December 31, 1994.

DELOITTE & TOUCHE LLP

Birmingham, Alabama
March 28, 1995

                      INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in the Registration Statements (Form S-8) and related Prospectuses pertaining to the Cavalier Homes, Inc. 1993 Amended and Restated Nonqualified Stock Option Plan; 1993 Amended and Restated Nonemployee Directors Stock Option Plan; 1986 Long-Term Incentive Compensation Plan; and the 1988 Nonqualified Stock Plan, of our report dated March 3, 1995, appearing in this Annual Report on Form 1 0-K of Cavalier Homes, Inc. for the year ended December 31, 1994.

DELOITTE & TOUCHE LLP

Birmingham, Alabama
March 28, 1995