Form 10-Q
period 1995-03-31
CAVALIER HOMES INC
filed 1995-05-15
CIK 789863

FORM 10-Q


                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ____________ to ____________

                         Commission File Number 1-9792

                              Cavalier Homes, Inc.
             (Exact name of Registrant as specified in its charter)

           Delaware                                         63-0949734
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification Number)


            Highway 41 North & Cavalier Road, Addison, Alabama 35540
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (205) 747-1575
              (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last year)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                                    Outstanding at May 12, 1995
 Common Stock $.10 Par Value                              4,698,352 Shares

                              CAVALIER HOMES, INC.
                                AND SUBSIDIARIES




                                     INDEX

                                                                       Page No.
Part I.   Financial Information (Unaudited)

          Consolidated Condensed Balance Sheets -
          March 31, 1995 and December 31, 1994                                3

          Consolidated  Condensed  Statements  of
          Income - Thirteen  Weeks ended March 31, 1995
          and April 1, 1994                                                   4

          Consolidated Condensed Statements of
          Cash Flows - Thirteen Weeks ended March 31, 1995
          and April 1, 1994                                                   5

          Notes to Consolidated Condensed Financial Statements                6

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                       8

Part II.  Other Information

          Item 6.   Exhibits                                                 10

          Signatures                                                         11

                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                       March 31,    December 31,
                                                          1995          1994
ASSETS                                                (Unaudited)    (Audited)
CURRENT ASSETS:                                      ------------  ------------
   Cash                                             $   4,452,270 $  16,034,922
   Investment Securities:
          Debt Securities held to maturity              2,201,698     1,956,301
          Equity Securities available for sale          2,665,291     1,680,072
   Accounts Receivable, less allowance for
          losses of $650,000 (1995 and 1994)           15,622,909     2,856,661
   Installment contracts receivable - current             310,546       281,310
   Inventories                                         11,372,569     9,734,314
   Deferred Income Taxes                                2,755,467     2,648,844
   Other Current Assets                                   987,690       602,355
                                                     ------------  ------------
          TOTAL CURRENT ASSETS                         40,368,440    35,794,779

PROPERTY, PLANT AND EQUIPMENT (Net)                    13,799,246    13,194,655

INSTALLMENT CONTRACTS RECEIVABLE, less
  allowance for credit loss of $371,569 (1995)
  and $350,000 (1994)                                  11,426,887     9,193,858

GOODWILL, less accumulated amortization of
  $199,000 (1995) and $104,000 (1994)                   2,273,894     2,368,552

MARKETABLE SECURITIES HELD TO MATURITY                  2,175,206     2,427,526

OTHER ASSETS                                              859,789       783,265
                                                     ------------  ------------
                                                    $  70,903,462 $  63,762,635
                                                     ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
   Current portion of long-term debt                $     623,244 $     378,802
   Accounts Payable                                     9,161,328     6,090,552
   Amounts Payable Under Dealer Incentive Program       3,055,412     4,400,717
   Accrued wages and related withholdings               2,233,727     1,463,558
   Accrued Incentive Compensation                       1,245,128     2,181,301
   Estimated Warranties                                 4,600,000     4,200,000
   Accrued Insurance                                    2,621,070     2,018,357
   Other Accrued Expenses                               2,517,104     2,201,286
   Accrued Income Taxes                                 1,274,358       284,657
                                                     ------------  ------------
        Total Current Liabilities                      27,331,371    23,219,230

DEFERRED INCOME TAXES                                     924,731       875,868

LONG-TERM DEBT                                          4,815,653     3,207,168

SHAREHOLDERS' EQUITY:
   Preferred Stock, $.01 Par Value; Authorized
      500,000 shares, none issued
   Common Stock, $.10 Par Value; Authorized
      15,000,000 shares; issued 4,718,803 (1995)
      and 4,715,678 (1994) shares                         471,880       471,568
   Additional Paid-In Capital                          22,047,924    22,053,641
   Retained Earnings                                   15,361,748    13,985,005
   Treasury Stock, at cost (20,451 shares)                (49,845)      (49,845)
                                                     ------------  ------------
       TOTAL SHAREHOLDERS' EQUITY                      37,831,707    36,460,369
                                                     ------------  ------------
                                                    $  70,903,462 $  63,762,635
                                                     ============  ============

See Notes to Consolidated Condensed Financial Statements

                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)



                                                        Thirteen Weeks Ended
                                                       March 31,      April 1,
                                                         1995          1994
                                                     ------------  ------------
REVEUNES:
   Net sales                                        $  57,813,549 $  46,673,930
   Financial services                                     333,638       108,707
                                                     ------------  ------------
                                                       58,147,187    46,782,637
                                                     ------------  ------------
COST OF SALES                                          48,842,637    39,731,046

SELLING, GENERAL AND ADMINISTRATIVE:
  Manufacturing                                         6,680,576     5,286,681
  Financial Services                                      189,277        92,293
                                                     ------------  ------------
                                                       55,712,490    45,110,020
                                                     ------------  ------------
OPERATING PROFIT                                        2,434,697     1,672,617
                                                     ------------  ------------
OTHER INCOME(EXPENSE):
  Interest expense:
     Manufacturing                                         (1,406)         (868)
     Financial services                                  (115,875)         -
  Other, net                                              209,184        43,743
                                                     ------------  ------------
INCOME BEFORE INCOME TAXES                              2,526,600     1,715,492

INCOME TAXES                                            1,009,000       686,000
                                                     ------------  ------------
NET INCOME                                          $   1,517,600 $   1,029,492
                                                     ============  ============
NET INCOME PER SHARE                                $        0.32 $        0.28
                                                     ============  ============
WEIGHTED AVERAGE SHARES OUTSTANDING                     4,770,433     3,618,026
                                                     ============  ============




















See Notes to Consolidated Condensed Financial Statements

                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                         Thirteen Weeks Ended
                                                        March 31,      April 1,
                                                          1995          1994
OPERATING ACTIVITIES:                                ------------  ------------
Net income                                          $   1,517,600 $   1,029,492
Adjustments to reconcile net income to net
  cash used in operating activities:
     Depreciation and amortization                        580,917       294,537
     Provision for credit losses, repurchase
        commitments and other items                        21,569        59,994
     (Gain)loss on sale of property, plant
        and equipment                                      (9,711)       49,650
     Equity in undistributed earnings of
        partnership investment                            (46,159)      (51,503)
     Changes in assets and liabilities provided(used)
       cash, net of effects of acquisition in 1993:
       Accounts receivable                            (12,766,248)   (8,953,057)
       Inventories                                     (1,638,255)   (1,057,649)
       Accounts payable                                 3,070,776     3,493,947
       Amounts payable under dealer incentive
        programs                                       (1,345,306)     (386,251)
       Estimated warranties                               400,000       200,000
       Other assets and liabilities                     1,236,913     1,378,076
                                                     ------------  ------------
           Net cash used in operating activities       (8,977,904)   (3,942,764)
                                                     ------------  ------------
INVESTING ACTIVITIES:
Proceeds from the sale of property, plant,
  and equipment                                            25,700         1,143
Capital expenditures                                   (1,200,389)     (566,678)
Distribution from partnership investment                  138,356        55,000
Purchases of investment securities                       (991,246)         -
Purchases and originations of installment
  contracts                                            (2,471,098)   (1,136,754)
Principal collected on installment contracts              187,264        29,882
                                                     ------------  ------------
     Net cash used in investing activities             (4,311,413)   (1,617,407)
                                                     ------------  ------------
FINANCING ACTIVITIES:
Net borrowings under line of credit                     2,000,000          -
Payments on long-term debt                               (147,073)         -
Cash dividends                                           (140,857)      (68,568)
Net proceeds from issuance of common stock                  3,999        38,698
Other                                                      (9,404)         -
                                                     ------------  ------------
     Net cash provided by financing activities          1,706,665       (29,870)
                                                     ------------  ------------
NET DECREASE IN CASH                                  (11,582,652)   (5,590,041)

CASH, BEGINNING OF PERIOD                              16,034,922    10,325,137
                                                     ------------  ------------
CASH, END OF PERIOD                                 $   4,452,270 $   4,735,096
                                                     ============  ============


See Notes to Consolidated Condensed Financial Statements

                                    PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 1995
                               AND APRIL 1, 1994

 1. BASIS OF PRESENTATION
    * The accompanying consolidated condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 1995, and the results of its operations for the thirteen week periods ended March 31, 1995 and April 1, 1994 and its cash flows for the thirteen week periods ended March 31, 1995 and April 1, 1994. All adjustments are of a normal recurring nature.

    * The results of operations for the thirteen weeks ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.

    * Inventories consist primarily of raw materials and are stated at the lower of cost (first-in, first-out method) or market.

    * The Company accounts for its investment securities in accordance with the provisions of Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. Debt securities to be held until maturity are recorded at original cost. Equity securities available for sale are stated at fair value.

    * Certain amounts from the 1994 period have been reclassified to conform to the 1995 period presentation. These reclassifications had no effect on results of operations or shareholders' equity.

    * Primary and fully diluted net income per share are computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the thirteen week periods after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method.


2. SUPPLEMENTAL CASH FLOW DISCLOSURES            Thirteen Weeks Ended
                                                March 31,      April 1,
                                                  1995          1994
                                             -------------- -------------
      Cash paid for:  Interest               $    117,281   $        868
                      Income taxes                 72,258         76,852

3. CREDIT ARRANGEMENTS
   * In February 1994, the Company executed a $13 million revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary lender. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5 million. Interest is payable under the revolving line of credit at the bank's prime rate (9% at March 31, 1995).

       The Credit Facility also provides for borrowings of up to 80% of eligible (as defined) installment sale contracts held by Cavalier Acceptance Corporation ("CAC"), the Company's wholly owned financing subsidiary, up to a maximum of $8 million. Under the warehouse component of the Credit Facility, interest is payable at the bank's prime rate plus 1%. Amounts advanced under the warehouse facility may be converted to a series of $2 million notes with a term of seven years. Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly yield on treasury securities adjusted to a constant maturity of five years, averaged over the preceding 13 weeks, plus 2.4%, and floats for the remaining two years at a rate (subject to certain limits) equal to the bank's prime rate plus 0.75%.

                                    PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THIRTEEN WEEK PERIODS ENDED MARCH 31, 1995
                               AND APRIL 1, 1994

 3. CREDIT ARRANGEMENTS - Continued
       The Credit Facility contains certain restrictive covenants which limit the aggregate of dividend payments and purchases of treasury stock to 50% of consolidated net income for the two most recent years. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by CAC and the capital stock of certain of the Company's consolidated subsidiaries.

       As of March 31, 1995, the Company had $5,438,897 borrowed under this credit facility.

4. STOCKHOLDERS' EQUITY
   * A dividend of $.03 per share was paid on February 15, 1995 and $.02 per share was paid on November 15, 1994, August 15, 1994, May 16, 1994, February 15, 1994, and November 15, 1993, to shareholders of record on January 31, 1995, October 31, 1994, July 29, 1994, April 29, 1994,
       January 29, 1994, and October 4, 1993, respectively.

5. COMMITMENTS AND CONTINGENCIES
   * It is customary practice in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of the Company's sales are made pursuant to these agreements with dealers located primarily in the Southeastern portion of the United States. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company is contingently liable for approximately $57 million under these agreements as of March 31, 1995, such contingency is reduced by the resale value of the homes which are required to be repurchased. In addition to these repurchase commitments, the Company has also executed limited guarantees associated with lines of credit utilized by certain dealers to finance inventory purchases. The Company has provided an allowance for losses of $650,000 at March 31, 1995, based on prior experience and current market conditions. Management expects no material loss in excess of the allowance.

   * The Company's workmen's compensation, product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At March 31, 1995, the Company is contingently liable for future retrospective premium adjustments up to a maximum of $4,900,000 in the event that additional losses are reported related to prior periods. The Company has recorded an estimated liability of approximately $970,000 related to such incurred but not reported claims at March 31, 1995. Management expects no material loss in excess of this allowance.

   * The Company and certain of its equity partners have jointly and severally guaranteed certain short-term debt with a balance of $1,700,000 at March 31, 1995, of a partnership in which the Company owns a 33% interest.

   * The Company is engaged in various litigation which is routine in nature and in management's opinion, will have no material adverse effect on the Company's financial statements.

                                    PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1995

GENERAL

The principal business of the Company since its inception has been the design and production of manufactured homes. In early 1992, the Company, through its wholly owned subsidiary Cavalier Acceptance Corporation("CAC"), commenced retail installment sale financing operations. As of the end of 1993, the operations of CAC became significant enough to require segment reporting by the Company.

The Company's business is cyclical and seasonal and is influenced by many of the same national and regional demographic factors that affect the United States housing market generally. According to industry statistics, after a ten year low in shipments of homes in 1991, the industry has recovered significantly posting increases in shipments of 24%, 21% and 20% for 1992, 1993 and 1994, respectively, as compared to the prior year. Industry statistics for the first quarter of 1995 indicate a continued trend in the increase of shipments. The Company attributes the upturn in the manufactured housing industry to increased consumer confidence, wider acceptance of manufactured housing, a reduction in the availability of alternative housing, increased availability of consumer financing and an improvement in the overall economy.

Accordingly, as business conditions have improved the Company has expanded its manufacturing operations to increase and improve its capacity. During 1993 the Company acquired Homestead Homes, Inc. in February and opened an additional manufacturing facility in Addison, Alabama in May. During 1994 the Company opened a manufacturing facility in Winfield, Alabama in May, opened a manufacturing facility in Fort Worth, Texas in July and acquired Astro Mfg. Co., Inc. in October.

RESULTS OF OPERATIONS

Net Sales. For the quarter ended March 31, 1995 net sales were $57.8 million, representing a 24% increase compared to the first quarter of 1994 net sales of $46.7 million. The Company believes that the significant increase in its sales for the periods was primarily the result of the continuation of improving industry trends, combined with aggressive marketing programs instituted by the Company in prior periods and the increase in manufacturing capacity for the period. Actual shipments of homes during the first quarter of 1995 increased 16.5% to 2,751 homes from 2,362 homes shipped in the first quarter of 1994.

Gross Profit on Sales. Gross profit (derived by deducting cost of sales from net sales) increased to $9.0 million, or $15.5% of net sales for the first quarter of 1995, as compared to $6.9 million, or 14.9% of net sales for the same period last year. The increase in gross profit was primarily attributable to the increased sales volume for the periods made possible by increased manufacturing capability and a reduction of expenses associated with the start-up of manufacturing facilities from the previous year.

Financial Services Revenue. Financial services revenue (derived primarily from interest on installment contracts held by CAC) was approximately $334,000 for the quarter ended March 31, 1995 as compared to approximately $109,000 for the same period last year. The increase in financial services revenue was primarily due to an increase in the Company's loan portfolio to approximately $12.1 million at the end of the first quarter of 1995, as compared to $4.2 million at the end of the first quarter of 1994.

Selling, General, and Administrative. Selling, general and administrative expense increased to approximately $6.9 million during the first quarter of 1995, or 11.8% of total revenues, as compared to approximately $5.4 million, or 11.5% of total revenues for the same period last year. The increase in selling, general and administrative expense was primarily attributable to the increase in sales, combined with increased expenses due to additional personnel, the opening of additional manufacturing facilities and increased administrative expenses of CAC consistent with its growth.

                                    PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 March 31, 1995


Net Income. Net income for the first quarter of 1995 was approximately $1.5 million, an increase of approximately 47% over the same period in 1994 when net income was approximately $1.0 million. The increase in net income was primarily due to increased sales. Net income per share for the first quarter of 1995 was $.32 per share compared to $.28 per share for the comparable period of 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1995, the Company had working capital of $13.0 million, as compared to $12.6 million as of December 31, 1994. The increase in working capital for the period is primarily due to continued strength in earnings for the period and long-term borrowings under the Credit Facility. The ratio of current assets to current liabilities was 1.47:1 as of March 31, 1995, compared to 1.54:1 as of December 31, 1994. The Company had long-term debt of $5,438,897 as of March 31, 1995 and $3,585,970 as of December 31, 1994 both of which represented borrowings under the Company's Credit Facility.

The Company's primary business segment is the production and sale of manufactured housing. In 1992, the Company began the operations of CAC to fund installment sale contracts to the retail customers of the Company's Independent Exclusive Dealers. As of March 31, 1995, the Company's portfolio of installment sale contracts was approximately $12.1 million funded primarily with funds derived from internally generated working capital, funds received from the public offering of the Company's common stock during 1994 and borrowings under the Credit Facility. Consistent with the current intention of the Company to expand further the operations of CAC, the Company entered into a Credit Facility with its primary lender (see footnote 3 to the Consolidated Condensed Financial Statements included herein) to provide additional funds for CAC's growth.

On October 14, 1994 and January 31, 1995 the Company borrowed $3.7 million and $2.0 million, respectively, under the Credit Facility in order to continue to fund the operations of CAC and to minimize the interest rate risk of the Company's loan portfolio. The Company expects to continue to borrow funds under the Credit Facility to finance the continuing operations of CAC. As the operations of CAC continue to expand the Company anticipates that it will be able to increase its borrowing capacity under the Credit Facility. The term of the Credit Facility, which is renewable annually, was due to expire in February 1995 but has been extended until June 30, 1995. Although the Company intends to renew the Credit Facility and anticipates an increase in the credit available to the Company thereunder, there can be no assurance that the Credit Facility will be renewed or that such additional financing will be available on terms acceptable to the Company.

The Company's capital expenditures were approximately $1.2 million for the thirteen weeks ended March 31, 1995 as compared to $567,000 for the comparable period of 1994. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the expansion and modernization of certain of the Company's manufacturing facilities.

The Company believes that existing cash and investment balances and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund the Company's operations and expansion plans for the next twelve months. In order to provide additional funds that may be necessary for continued pursuit of the Company's growth strategies and for operations over the longer term, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which may depend upon market and other conditions. There can be no assurance that such possible additional financing will be available on terms acceptable to the Company.

                                    PART II.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                               OTHER INFORMATION
                                 March 31, 1995


ITEM 6 EXHIBITS

       The exhibits required to be filed with this report are listed below. The Company will furnish upon request the exhibit listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.


       (a)(11)   Computation of Net Income per Common Share.


       (b) The Company did not file a Current Report on Form 8-K during the quarter for which this report was filed.

                                    PART II.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                               OTHER INFORMATION
                                 March 31, 1995



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Cavalier Homes, Inc.
                                    Registrant




Date: May 12, 1995                        /s/ Jerry F. Wilson
      ------------------                  ----------------------------
                                          Jerry F. Wilson - President



Date: May 12, 1995                        /s/ David A. Roberson
      ------------------                  ----------------------------
                                          David A. Roberson -
                                             Chief Financial Officer

                             PART II. - EXHIBIT 11
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE


                                                        Thirteen Weeks Ended
                                                       March 31,      April 1,
                                                          1995          1994
                                                     ------------  ------------
PRIMARY AND FULLY DILUTED
     Net Income                                     $   1,517,600 $   1,029,492
                                                     ============  ============
SHARES:

Primary
  Average common shares outstanding                     4,697,276     3,429,141

  Dilutive effect if stock options
   were exercised                                          73,157       188,885
                                                     ------------  ------------
  Average common shares outstanding
    as adjusted (primary)                               4,770,433     3,618,026
                                                     ============  ============
Fully Diluted
  Average common shares outstanding                     4,770,433     3,618,026

  Additional dilutive effect if
    stock options were excercised
    (fully)                                                  -             -
                                                     ------------  ------------
  Average common shares outstanding
    as adjusted (fully diluted)                         4,770,433     3,618,026
                                                     ============  ============
Primary and Fully Diluted Net
  Income per Common Share                           $        0.32 $        0.28
                                                     ============  ============