Form 10-Q/A
period 1995-03-31
CAVALIER HOMES INC
filed 1995-05-18
CIK 789863

FORM 10-Q/A-1


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


       (a)(11)   Computation of Net Income per Common Share.

       (27)      Article 5  Financial Data Schedule  for  Form 10-Q submitted as
                 Exhibit 27 as an EDGAR filing only.

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


                                    Cavalier Homes, Inc.
                                    Registrant




Date: May 17, 1995                        /s/ Barry Donnell
      ------------------                  ----------------------------
                                          Barry Donnell - Chairman of
                                             the Board