Form 10-K405/A
period 1994-12-31
CAVALIER HOMES INC
filed 1995-07-10
CIK 789863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-K/A-1
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1994
         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ____________ to ____________

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

         (11)     Statement Re Computation of Per Share Earnings.

         (21)     Subsidiaries of the Registrant.

         (23)     Consents of Deloitte & Touche LLP.

         (27) Article 5 Financial Data Schedule for Form 10-K submitted as Exhibit 27 as an EDGAR filing only.



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



                                              CAVALIER HOMES, INC.
                                              Registrant



                                              By:/s/   BARRY DONNELL
                                                 -----------------------------
                                                 Chairman of the Board
                                                 Date: May 17, 1995

                                     INDEX
                                                                      Page in
                                                                    Sequential
Exhibit                                                          Numbered Filing
Number                                                             in Original
                                                                    Form 10-K

(11)     Statement Re Computation of Per Share Earnings.                 44

(21)     Subsidiaries of the Registrant.                                 45

(23)     Consents of Deloitte & Touche LLP.                              46 - 47

(27) Article 5 Financial Data Schedule for Form 10-K submitted as Exhibit 27 as an EDGAR filing only.