Form 10-Q
period 1995-06-30
CAVALIER HOMES INC
filed 1995-08-14
CIK 789863

FORM 10-Q


                       SECURITIES & EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

(Mark One)

[X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1995
                               ------------------------------------------------

                                      OR

[ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------
Commission File Number   1-9792
                       --------------------------------------------------------

                              Cavalier Homes, Inc.
    -----------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)


             Delaware                                         63-0949734
     ------------------------                          ------------------------
  (State or other jurisdiction of                            (IRS Employer
   incorporation or organization)                        Identification Number)


            Highway 41 North & Cavalier Road, Addison, Alabama 35540
       -----------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (205) 747-1575
       -----------------------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                  Outstanding at August 8, 1995
  ------------------------                          ------------------------
 Common Stock $.10 Par Value                              4,706,727 Shares

                             CAVALIER HOMES, INC.
                               AND SUBSIDIARIES




                                     INDEX

                                                                        Page No.

Part I.      Financial Information (Unaudited)

                   Consolidated Condensed Balance Sheets -
                   June 30, 1995 and December 31, 1994                      3

                   Consolidated Condensed Statements of Income -
                   Thirteen and Twenty-Six Weeks ended June 30, 1995
                   and July 1, 1994                                         4

                   Consolidated Condensed Statements of Cash
                   Flows - Twenty-Six Weeks ended June 30, 1995
                   and July 1, 1994                                         5

                   Notes to Consolidated Condensed Financial Statements     6

                   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations            8

Part II.  Other Information

                   Item 4.  Submission of Matters to a Vote of Security
                            Holders                                        11

                   Item 5.  Other Information                              11

                   Item 6.  Exhibits                                       11

                   Signatures                                              12

                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                        June 30,    December 31,
                                                          1995          1994
                                                       (Unaudited)    (Audited)
ASSETS                                               ------------- -------------
CURRENT ASSETS:
  Cash                                              $   7,969,794 $  16,034,922
  Investment Securities:
         Debt Securities held to maturity               4,373,152     1,956,301
         Equity Securities available for sale           2,665,291     1,680,072
  Accounts Receivable, less allowance for
         losses of $650,000 (1995 and 1994)            17,488,528     2,856,661
  Installment contracts receivable - current              366,631       281,310
  Inventories                                           9,700,047     9,734,314
  Deferred Income Taxes                                 3,021,796     2,648,844
  Other Current Assets                                    996,218       602,355
                                                     ------------- -------------
         TOTAL CURRENT ASSETS                          46,581,457    35,794,779

PROPERTY, PLANT AND EQUIPMENT (Net)                    14,174,138    13,194,655

INSTALLMENT CONTRACTS RECEIVABLE, less
  allowance for credit loss of $415,467 (1995)
  and $350,000 (1994)                                  13,644,416     9,193,858

GOODWILL, less accumulated amortization of
  $243,000 (1995) and $104,000 (1994)                   2,229,495     2,368,552

MARKETABLE SECURITIES HELD TO MATURITY                       -        2,427,526

OTHER ASSETS                                              880,898       783,265
                                                     ------------- -------------
                                                    $  77,510,404 $  63,762,635
                                                     ============= =============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt                 $     731,244 $     378,802
  Accounts Payable                                     10,382,261     6,090,552
  Amounts Payable Under Dealer Incentive programs       5,010,674     4,400,717
  Accrued wages and related withholdings                2,544,036     1,463,558
  Accrued Incentive Compensation                        1,835,141     2,181,301
  Estimated Warranties                                  5,100,000     4,200,000
  Accrued Insurance                                     2,236,830     2,018,357
  Other Accrued Expenses                                3,043,419     2,201,286
  Accrued Income Taxes                                  1,005,527       284,657
                                                     ------------- -------------
       Total Current Liabilities                       31,889,132    23,219,230

DEFERRED INCOME TAXES                                     959,831       875,868
                                                     ------------- -------------
LONG-TERM DEBT                                          4,559,140     3,207,168
                                                     ------------- -------------
SHAREHOLDERS' EQUITY:
     Preferred Stock, $.01 Par Value; Authorized
        500,000 shares, none issued
     Common Stock, $.10 Par Value; Authorized
        15,000,000 shares; issued 4,718,803 (1995)
        and 4,715,678 (1994) shares                       471,880       471,568
     Additional Paid-In Capital                        22,047,924    22,053,641
     Retained Earnings                                 17,632,342    13,985,005
     Treasury Stock, at cost (20,451 shares)              (49,845)      (49,845)
                                                     ------------- -------------
         TOTAL SHAREHOLDERS' EQUITY                    40,102,301    36,460,369
                                                     ------------- -------------
                                                    $  77,510,404 $  63,762,635
                                                     ============= =============

See Notes to Consolidated Condensed Financial Statements

                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (UNAUDITED)



                           Thirteen Weeks Ended        Twenty-Six Weeks Ended
                            June 30,      July 1,       June 30,      July 1,
                              1995          1994          1995          1994
REVENUES:
 Net sales               $ 70,754,688 $  49,641,174 $ 128,568,237 $  96,315,104
 Financial services           396,384       141,949       730,022       250,656
                          ------------ ------------- ------------- -------------
                           71,151,072    49,783,123   129,298,259    96,565,760
                          ------------ ------------- ------------- -------------
COST OF SALES              59,488,538    42,718,057   108,331,175    82,449,103

SELLING, GENERAL AND ADMINISTRATIVE:
 Manufacturing              7,434,275     4,916,945    14,114,851    10,203,626
 Financial Services           240,606       120,690       429,883       212,983
                          ------------ ------------- ------------- -------------
                           67,163,419    47,755,692   122,875,909    92,865,712
                          ------------ ------------- ------------- -------------
OPERATING PROFIT            3,987,653     2,027,431     6,422,350     3,700,048

OTHER INCOME(EXPENSE):
 Interest expense:
    Manufacturing              (4,483)         -           (5,889)         (868)
    Financial services       (133,250)         (119)     (249,125)         (119)
 Other, net                   177,624       111,862       386,808       155,605
                          ------------ ------------- ------------- -------------
INCOME BEFORE INCOME TAXES  4,027,544     2,139,174     6,554,144     3,854,666

INCOME TAXES                1,616,000       937,670     2,625,000     1,623,670
                          ------------ ------------- ------------- -------------
NET INCOME               $  2,411,544 $   1,201,504 $   3,929,144 $   2,230,996

NET INCOME PER SHARE     $       0.50 $        0.32 $        0.82 $        0.60
                          ============ ============= ============= =============
WEIGHTED AVERAGE SHARES
OUTSTANDING                 4,793,339     3,776,508     4,781,886     3,697,267
                          ============ ============= ============= =============
























See Notes to Consolidated Condensed Financial Statements

                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Twenty-Six Weeks Ended
                                                         June 30,      July 1,
                                                           1995          1994
                                                     ------------- -------------
OPERATING ACTIVITIES:
Net income                                          $   3,929,144 $   2,230,996
Adjustments to reconcile net income to net
  cash used in operating activities:
     Depreciation and amortization                      1,142,895       680,577
     Provision for credit losses, repurchase
        commitments and other items                        65,467       163,235
     (Gain)loss on sale of property, plant
        and equipment                                     (10,340)       32,792
     Equity in undistributed earnings of
        partnership investment                           (110,818)      (96,550)
     Changes in assets and liabilities provided(used)
       cash, net of effects of acquisition in 1993:
       Accounts receivable                            (14,631,867)  (10,163,387)
       Inventories                                         34,267    (1,155,178)
       Accounts payable                                 4,291,709     3,782,190
       Amounts payable under dealer incentive
        programs                                          609,957       553,438
       Estimated warranties                               900,000       400,000
       Other assets and liabilities                     1,724,676     1,763,874
                                                     ------------- -------------
           Net cash used in operating activities       (2,054,910)   (1,808,013)
                                                     ------------- -------------
INVESTING ACTIVITIES:
Proceeds from the sale of property, plant,
  and equipment                                            33,000        22,086
Capital expenditures                                   (2,006,184)   (2,786,740)
Distribution from partnership investment                  138,356        55,000
Purchases of investment securities                       (991,246)         -
Purchases and originations of installment
  contracts                                            (5,020,514)   (2,696,730)
Principal collected on installment contracts              419,168       192,626
                                                     ------------- -------------
     Net cash used in investing activities             (7,427,420)   (5,213,758)
                                                     ------------- -------------
FINANCING ACTIVITIES:
Net borrowings under line of credit                     2,000,000       100,001
Payments on long-term debt                               (295,586)         -
Cash dividends                                           (281,807)     (137,367)
Net proceeds from issuance of common stock                  3,999    11,839,803
Other                                                      (9,404)         -
                                                     ------------- -------------
     Net cash provided by financing activities          1,417,202    11,802,437
                                                     ------------- -------------
NET DECREASE IN CASH                                   (8,065,128)    4,780,666

CASH, BEGINNING OF PERIOD                              16,034,922    10,325,137
                                                     ------------- -------------
CASH, END OF PERIOD                                 $   7,969,794 $  15,105,803
                                                     ============= =============






See Notes to Consolidated Condensed Financial Statements

                                    PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
       FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1995
                              AND JULY 1, 1994

1.     BASIS OF PRESENTATION
          * The accompanying consolidated condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 1995, and the results of its operations for the thirteen and twenty-six week periods ended June 30, 1995 and July 1, 1994 and its cash flows for the thirteen and twenty-six week periods ended June 30, 1995 and July 1, 1994. All adjustments are of a normal recurring nature.

          * The results of operations for the thirteen and twenty-six weeks ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

          * Inventories consist primarily of raw materials and are stated at the lower of cost (first-in, first-out method) or market.

          * The Company accounts for its marketable investment securities in accordance with the provisions of Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities. Marketable debt securities to be held until maturity are recorded at amortized cost. Equity securities available for sale are stated at fair value.

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


2.     SUPPLEMENTAL CASH FLOW DISCLOSURES               Twenty-Six Weeks Ended
                                                          June 30,      July 1,
                                                           1995          1994

             Cash paid for: Interest                  $   255,014   $       868
                            Income taxes              $ 1,836,337   $ 1,158,552

3.  CREDIT ARRANGEMENTS
          * In February 1994, the Company executed a $13 million revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary lender. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5 million. Interest is payable under the revolving line of credit at the bank's prime rate (9% at June 30, 1995).

          * The Credit Facility also provides for borrowings of up to 80% of eligible (as defined) installment sale contracts held by Cavalier Acceptance Corporation ("CAC"), the Company's wholly owned financing subsidiary, up to a maximum of $8 million. Under the warehouse component of the Credit Facility, interest is payable at the bank's prime rate plus 1%. Amounts advanced under the warehouse facility may be converted to a series of $2 million notes with a term of seven years. Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly yield on treasury securities adjusted to a constant maturity of five years, averaged over the preceding 13 weeks, plus 2.4%, and floats for the remaining two years at a rate (subject to certain limits) equal to the bank's prime rate plus 0.75%.

                                    PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
       FOR THE THIRTEEN AND TWENTY-SIX WEEK PERIODS ENDED JUNE 30, 1995
                              AND JULY 1, 1994


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

          * As of June 30, 1995, the Company had $5,290,384 borrowed under this credit facility.

4.     STOCKHOLDERS' EQUITY
          * A dividend of $.03 per share was paid on May 15, 1995 and February 15, 1995, and $.02 per share was paid on November 15, 1994, August 15, 1994, May 16, 1994, and February 15, 1994, to shareholders of record on April 30, 1995, January 31, 1995, October 31, 1994, July 29, 1994, April 28, 1994, and January 29, 1994, respectively.

5.     COMMITMENTS AND CONTINGENCIES
          * It is customary practice in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of the Company's sales are made pursuant to these agreements with dealers located primarily in the Southeastern portion of the United States. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company is contingently liable for approximately $58 million under these agreements as of June 30, 1995, such contingency is reduced by the resale value of the homes which are required to be repurchased. The Company has provided an allowance for losses of $650,000 at June 30, 1995, based on prior experience and current market conditions. Management expects no material loss in excess of the allowance.

          * The Company's workmen's compensation, product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At June 30, 1995, the Company is contingently liable for future retrospective premium adjustments up to a maximum of $4,900,000 in the event that additional losses are reported related to prior periods. The Company has recorded an estimated liability of approximately $975,000 related to such incurred but not reported claims at June 30, 1995. Management expects no material loss in excess of this allowance.

          * The Company and certain of its equity partners have jointly and severally guaranteed certain short-term debt with a balance of $1,300,000 at June 30, 1995, of a partnership in which the Company owns a 33% interest.

          * The Company is engaged in various litigation which is routine in nature and in management's opinion, will have no material adverse effect on the Company's financial statements.

                                    PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                June 30, 1995

GENERAL

The principal business of the Company since its inception has been the design and production of manufactured homes. In early 1992, the Company, through its wholly owned subsidiary Cavalier Acceptance Corporation("CAC"), commenced retail installment sale financing operations. The operations of CAC are significant enough to require segment reporting by the Company.

The Company's business is cyclical and seasonal and is influenced by many of the same national and regional demographic factors that affect the general United States housing market. According to industry statistics, after a ten year low in shipments of homes in 1991, the industry has recovered significantly posting increases in shipments of 24%, 21% and 20% for 1992, 1993 and 1994, respectively, as compared to the prior year. Industry statistics for the first and second quarters of 1995 indicate a continued trend in the increase of shipments, although at slower pace than previous years. The Company attributes the upturn in the manufactured housing industry to increased consumer confidence, wider acceptance of manufactured housing, a reduction in the availability of alternative housing, increased availability of consumer financing and an improvement in the overall economy.

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

RESULTS OF OPERATIONS

Net Sales. For the quarter ended June 30, 1995 net sales were $70.8 million, representing a 43% increase compared to the second quarter of 1994's net sales of $49.6 million. Net sales for the current quarter were the highest for any quarter in the Company's history. For the twenty-six weeks ended June 30, 1995 net sales were $128.6 million, representing a 33% increase over the comparable twenty-six weeks period in 1994 of $96.3 million. The Company believes that the significant increase in its sales for the periods was primarily the result of the continuation of improving industry trends, combined with aggressive marketing programs instituted by the Company in prior periods and the increase in manufacturing capacity for the period. Actual shipments of homes in the second quarter of 1995 increased 21.3% to 2,957 homes from 2,438 homes shipped in the second quarter of 1994. Shipments of homes in the twenty-six weeks ended June 30, 1995 increased 18.9% to 5,708 homes as compared to 4,800 for the comparable period of 1994.

Gross Profit on Sales. Gross profit (derived by deducting cost of sales from net sales) increased to $11.3 million, or 15.9% of net sales for the second quarter of 1995, as compared to $6.9 million, or 13.9% of net sales for the same period last year. Gross profit for the twenty-six weeks ended June 30, 1995 increased to $20.2 million compared to $13.9 million for the same period last year. The gross profit for the twenty-six weeks ended June 30, 1995 and July 1, 1994 represented 15.7% and 14.4% of sales, respectively. The increase in gross profit was primarily attributable to the increased sales volume for the periods made possible by increased manufacturing capability and a reduction of expenses associated with the start-up of manufacturing facilities from the previous year combined with a decline in certain raw material costs during the second quarter of 1995.

Financial Services Revenue. Financial services revenue (derived primarily from interest on installment contracts held by CAC) was approximately $396,000 for the quarter ended June 30, 1995 as compared to approximately $142,000 for the same period last year. Financial services revenue for the twenty-six weeks ended June 30, 1995 were approximately $730,000 compared to approximately $251,000 for the same period last year. The increase in financial services revenue was primarily due to an increase in the Company's loan portfolio (net of allowance for credit losses) to approximately $14.0 million at the end of the second quarter of 1995, as compared to $5.4 million at the end of the second quarter of 1994.

                                    PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 June 30, 1995


Selling, General, and Administrative. Selling, general and administrative expense increased to approximately $7.7 million for the second quarter of 1995, or 10.8% of total revenues, as compared to approximately $5.0 million, or 10.1% of total revenues, for the same period last year. Selling, general and administrative expense increased to approximately $14.5 million for the twenty-six weeks ended June 30, 1995 or 11.2% of total revenues, as compared to approximately $10.4 million, or 10.8% of total revenues for the same period last year. The increase in selling, general and administrative expense was primarily attributable to the increase in sales, combined with increased expenses due to additional personnel, the opening of additional manufacturing facilities and increased administrative expenses of CAC consistent with its growth.

Net Income. Net income for the second quarter of 1995 was approximately $2.41 million, an increase of 101% over the same period in 1994 when net income was approximately $1.20 million. Net income for the twenty-six weeks ended June 30, 1995 was approximately $3.93 million, an increase of approximately 76% over the same period in 1994 when net income was $2.23 million. The increase in net income was primarily due to increased sales. Net income per share for the second quarter of 1995 and the twenty-six weeks ended June 30, 1995 was $.50 per share and $.82 per share respectively, compared to $.32 per share and $.60 per share for the respective comparable periods of 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1995, the Company had working capital of $14.7 million, as compared to $12.6 million as of December 31, 1994. The increase in working capital is primarily due to continued strength in earnings for the period, combined with long-term borrowings under the Credit Facility and the reporting of certain investment securities as current assets as their respective maturities become one year or less. The ratio of current assets to current liabilities was 1.5:1 as of June 30, 1995, and December 31, 1994. The Company had long-term debt of $4,559,140 as of June 30, 1995 and $3,207,168 as of December 31, 1994 as a result of borrowings under the Company's Credit Facility. The Company has a long-term debt to equity ratio of 1:9 as of June 30, 1995 as compared to 1:9 as of December 31, 1994.

The Company's primary business segment is the production and sale of manufactured housing. In 1992, the Company began the operations of CAC to fund installment sale contracts to the retail customers of the Company's Independent Exclusive Dealers. Consistent with the current intention of the Company to expand further the operations of CAC, the Company entered into a Credit Facility with its primary lender (see footnote 3 to the Consolidated Condensed Financial Statements included herein) to provide additional funds for CAC's growth. As of June 30, 1995, the Company's portfolio of installment sale contracts has grown to approximately $14.4 million funded primarily from proceeds received from the public offering of the Company's common stock during 1994 together with internally generated working capital and borrowings under the Credit Facility.

On October 14, 1994 and January 31, 1995 the Company borrowed $3.7 million and $2.0 million, respectively, under the Credit Facility in order to continue to fund the operations of CAC and to minimize the interest rate risk of the Company's loan portfolio. The Company expects to continue to borrow funds under the Credit Facility to finance the continuing operations and growth of CAC. As the operations of CAC continue to expand the Company anticipates that it will be able to increase its borrowing capacity under the Credit Facility. The term of the Credit Facility, which is renewable annually, was due to expire in February 1995 but has been extended until September 30, 1995. Although the Company intends to renew the Credit Facility and anticipates an increase in the credit available to the Company thereunder, there can be no assurance that the Credit Facility will be renewed or that such additional financing will be available on terms acceptable to the Company.

                                    PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                 June 30, 1995


LIQUIDITY AND CAPITAL RESOURCES - CONTINUED

The Company's capital expenditures were approximately $2.0 million for the twenty-six weeks ended June 30, 1995 as compared to $2.8 million for the comparable period of 1994. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the expansion and modernization of certain of the Company's manufacturing facilities.

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

                                   PART II.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                               OTHER INFORMATION
                                 June 30, 1995


ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             The Company's Annual Shareholders meeting was held on May 10, 1995. The current Board of Directors, composed of Barry B. Donnell, Jerry
             F. Wilson, Thomas A. Broughton, III, John W Lowe and Lee Roy Jordan, was re-elected for another year. The vote for each candidate was cast as follows:

                                 Shares Voting
                             Against/ Abstentions/
                                           For       Withheld   Broker Nonvotes

             Barry B. Donnell           3,692,273      14,535        179,434

             Jerry F. Wilson            3,692,273      14,535        179,434

             Thomas A. Broughton, III   3,691,917      14,891        179,434

             John W Lowe                3,691,917      14,891        179,434

             Lee Roy Jordan             3,691,317      15,491        179,334


             The shareholders ratified the Board of Directors' appointment of Deloitte & Touche LLP as Independent Certified Public Accountants for the Company. The appointment was ratified by a vote of 3,687,448 shares for and 6,200 shares against or withheld and 192,594 abstentions or broker nonvotes.


ITEM 5    OTHER INFORMATION

             On July 17, 1995, the Board of Directors of the Company declared a five-for-four stock split-up in the form of a 25% stock dividend, payable on August 15, 1995, to shareholders of record on July 31, 1995. Cash will be paid in lieu of fractional shares in the amount equal to four-fifths of the price per share as of the record date. The Company will apply to the New York Stock Exchange for the listing of the additional shares and will also make appropriate anti-dilutive adjustments with respect to shares issuable under its various stock option plans.

             In addition, the Board of Directors also declared its regular quarterly cash dividend of $.03 per share payable on August 15, 1995 to shareholders of record on July 31, 1995, including the new shares to be issued.


ITEM 6    EXHIBITS

             The exhibits required to be filed with this report are listed below. The Company will furnish upon request the exhibit listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.


             (a)   (11)  Computation of Net Income per Common Share.

                   (27) Article 5 - Financial Data Schedule for Form 10-Q submitted as Exhibit 27 as an EDGAR filing only.

             (b) The Company did not file a Current Report on Form 8-K during the quarter for which this report was filed.

                                   PART II.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                               OTHER INFORMATION
                                 June 30, 1995



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Cavalier Homes, Inc.
                                                Registrant




Date: August 8, 1995                            /s/ Jerry F. Wilson
      ---------------                           ------------------------------
                                                Jerry F. Wilson - President



Date: August 8, 1995                            /s/ David A. Roberson
      ---------------                           ------------------------------
                                                David A. Roberson -
                                                Chief Financial Officer

                             PART II. - EXHIBIT 11
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE


                            Thirteen Weeks Ended        Twenty-Six Weeks Ended
                             June 30,      July 1,       June 30,      July 1,
                              1995          1994          1995          1994

PRIMARY AND FULLY DILUTED
   Net Income            $  2,411,544 $   1,201,504 $   3,929,144 $   2,230,996
                          ============ ============= ============= =============
SHARES:

Primary
Average common shares
  outstanding               4,698,352     3,617,740     4,697,814     3,523,440

Dilutive effect if stock options
  were exercised               76,263       158,768        74,710       173,827
                          ------------ ------------- ------------- -------------
Average common shares outstanding
  as adjusted (primary)     4,774,615     3,776,508     4,772,524     3,697,267
                          ============ ============= ============= =============
Fully Diluted
Average common shares
  outstanding               4,774,615     3,776,508     4,772,524     3,697,267

Additional dilutive effect if
  stock options were excercised
  (fully)                      18,724          -            9,362          -
                          ------------ ------------- ------------- -------------
Average common shares
  outstanding as adjusted
  (fully diluted)           4,793,339     3,776,508     4,781,886     3,697,267
                          ============ ============= ============= =============

Primary and Fully Diluted Net
Income per Common Share  $       0.50 $        0.32 $        0.82 $        0.60
                          ============ ============= ============= =============