Form 10-Q
period 1995-09-29
CAVALIER HOMES INC
filed 1995-11-13
CIK 789863

FORM 10-Q

                        SECURITIES & EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

 (Mark One)

[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 29, 1995
                               ------------------------------------------------
                                       OR

[ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ----------------------

Commission File Number   1-9792
                       --------------------------------------------------------

                             Cavalier Homes, Inc.
                            ---------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                          63-0949734
-------------------------------                 -------------------------------
(State or other jurisdiction of                            (IRS Employer
 incorporation or organization)                         Identification Number)


           Highway 41 North & Cavalier Road, Addison, Alabama 35540
          ----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                (205) 747-1575
                               ----------------
              (Registrant's telephone number, including area code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                              Outstanding at November 13, 1995
------------------------------                ---------------------------------
 Common Stock $.10 Par Value                             5,978,767 Shares

                              CAVALIER HOMES, INC.
                                AND SUBSIDIARIES




                                                                        INDEX

                                                                       Page No.

Part I.    Financial Information (Unaudited)

           Consolidated Condensed Balance Sheets -
           September 29, 1995 and December 31, 1994                          3

           Consolidated Condensed Statements of Income -
           Thirteen and Thirty-Nine Weeks ended September 29, 1995
           and September 30, 1994                                            4

           Consolidated Condensed Statements of Cash
           Flows - Thirty-Nine Weeks ended September 29, 1995
           and September 30, 1994                                            5

           Notes to Consolidated Condensed Financial Statements              6

           Management's Discussion and Analysis of
           Financial Condition and Results of Operations                     8

Part II.   Other Information

           Item 6.   Exhibits                                               11

           Signatures                                                       12

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                   September 29,  December 31,
                                                                       1995           1994
                                                                   (Unaudited)     (Audited)
ASSETS
CURRENT ASSETS:
     Cash                                                        $  10,330,210  $  16,034,922
     Marketable Securities:
            Debt Securities held to maturity                         1,415,557      1,956,301
            Equity Securities available for sale                     2,665,291      1,680,072
     Accounts Receivable, less allowance for
            losses of $650,000 (1995 and 1994)                      20,835,500      2,856,661
     Installment contracts receivable - current                        575,442        281,310
     Inventories                                                    10,921,677      9,734,314
     Deferred Income Taxes                                           3,119,052      2,648,844
     Other Current Assets                                            1,349,685        602,355
                                                                   ------------   ------------
            TOTAL CURRENT ASSETS                                    51,212,414     35,794,779

PROPERTY, PLANT AND EQUIPMENT (Net)                                 14,873,103     13,194,655

INSTALLMENT CONTRACTS RECEIVABLE, less
    allowance for credit loss of $448,715 (1995)
    and $350,000 (1994)                                             15,559,367      9,193,858

GOODWILL, less accumulated amortization of
    $276,000 (1995) and $104,000 (1994)                              2,196,667      2,368,552

MARKETABLE SECURITIES HELD TO MATURITY                                    -         2,427,526

OTHER ASSETS                                                           957,464        783,265
                                                                   ------------   ------------
                                                                 $  84,799,015  $  63,762,635
                                                                   ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                           $     650,472  $     378,802
     Accounts Payable                                               12,064,790      6,090,552
     Amounts Payable Under Dealer Incentive Programs                 6,516,769      4,400,717
     Accrued wages and related withholdings                          2,726,805      1,463,558
     Accrued Incentive Compensation                                  2,169,519      2,181,301
     Estimated Warranties                                            5,500,000      4,200,000
     Accrued Insurance                                               1,964,969      2,018,357
     Other Accrued Expenses                                          3,660,973      2,201,286
     Accrued Income Taxes                                            1,086,273        284,657
                                                                   ------------   ------------
          Total Current Liabilities                                 36,340,570     23,219,230

DEFERRED INCOME TAXES                                                  999,221        875,868
                                                                   ------------   ------------
LONG-TERM DEBT                                                       4,487,682      3,207,168
                                                                   ------------   ------------
SHAREHOLDERS' EQUITY:
     Preferred Stock, $.01 Par Value; Authorized
        500,000 shares, none issued
     Common Stock, $.10 Par Value; Authorized
        15,000,000 shares; issued 5,942,205 (1995)
        and 4,715,678 (1994) shares                                    594,221        471,568
     Additional Paid-In Capital                                     22,442,298     22,053,641
     Retained Earnings                                              19,935,023     13,985,005
     Treasury Stock, at cost (20,451 shares)                              -           (49,845)
                                                                   ------------   ------------
         TOTAL SHAREHOLDERS' EQUITY                                 42,971,542     36,460,369
                                                                   ------------   ------------
                                                                 $  84,799,015  $  63,762,635
                                                                   ============   ============
See Notes to Consolidated Condensed Financial Statements

               -3-

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)



                                     Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                     September 29,  September 30,  September 29,  September 30,
                                         1995           1994           1995           1994
REVENUES:
     Net sales                     $  70,899,435  $  49,453,380  $ 199,467,672  $ 145,768,484
     Financial services                  484,287        196,766      1,214,309        447,422
                                     ------------   ------------   ------------   ------------
                                      71,383,722     49,650,146    200,681,981    146,215,906
                                     ------------   ------------   ------------   ------------
COST OF SALES                         58,618,426     42,075,837    166,949,601    124,524,940

SELLING, GENERAL AND ADMINISTRATIVE:
    Manufacturing                      8,461,532      5,457,496     22,576,383     15,661,122
    Financial Services                   252,524        145,318        682,407        358,301
                                     ------------   ------------   ------------   ------------
                                      67,332,482     47,678,651    190,208,391    140,544,363

OPERATING PROFIT                       4,051,240      1,971,495     10,473,590      5,671,543

OTHER INCOME(EXPENSE):
    Interest expense:
       Manufacturing                      (1,589)          (300)        (7,478)        (1,168)
       Financial services               (127,313)        (1,441)      (376,438)        (1,560)
    Other, net                           268,844        176,602        655,652        332,207
                                     ------------   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES             4,191,182      2,146,356     10,745,326      6,001,022

INCOME TAXES                           1,712,000        806,330      4,337,000      2,430,000
                                     ------------   ------------   ------------   ------------
NET INCOME                         $   2,479,182  $   1,340,026  $   6,408,326  $   3,571,022
                                     ============   ============   ============   ============
NET INCOME PER SHARE               $        0.40  $        0.23  $        1.06  $        0.71

WEIGHTED AVERAGE SHARES OUTSTANDING    6,205,468      5,818,659      6,053,394      5,020,609
























See Notes to Consolidated Condensed Financial Statements

               -4-

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                   Thirty-Nine Weeks Ended
                                                                   September 29,  September 30,
                                                                       1995           1994
OPERATING ACTIVITIES:
  Net income                                                     $   6,408,326  $   3,571,022
  Adjustments to reconcile net income to net
    cash used in operating activities:
       Depreciation and amortization                                 1,738,895      1,027,046
       Provision for credit losses, repurchase
          commitments and other items                                   98,715        320,348
       (Gain)loss on sale of property, plant
          and equipment                                                 (3,548)       (18,128)
       Equity in undistributed earnings of
          partnership investment                                      (110,818)      (171,667)
       Changes in assets and liabilities provided(used)
         cash, net of effects of acquisition in 1993:
         Accounts receivable                                       (17,978,839)   (13,959,495)
         Inventories                                                (1,187,363)    (3,108,003)
         Accounts payable                                            5,974,238      5,086,267
         Amounts payable under dealer incentive
          programs                                                   2,116,052      1,215,635
         Estimated warranties                                        1,300,000        600,000
         Other assets and liabilities                                2,469,760      2,715,762
                                                                   ------------   ------------
             Net cash used in operating activities                     825,418     (2,721,213)
                                                                   ------------   ------------
INVESTING ACTIVITIES:
  Proceeds from the sale of property, plant,
    and equipment                                                      153,994         26,586
  Capital expenditures                                              (3,213,846)    (4,856,734)
  Distribution from partnership investment                             138,356         55,000
  Purchases of investment securities                                  (991,246)    (5,665,479)
  Redemption of debt investment securities                           2,950,000           -
  Purchases and originations of installment
    contracts                                                       (7,767,638)    (4,754,090)
  Principal collected on installment contracts                       1,009,282        347,114
                                                                   ------------   ------------
       Net cash used in investing activities                        (7,721,098)   (14,847,603)
                                                                   ------------   ------------
FINANCING ACTIVITIES:
  Net borrowings under line of credit                                2,000,000           -
  Payments on long-term debt                                          (447,816)          -
  Cash dividends                                                      (458,308)      (228,027)
  Net proceeds from issuance of common stock                           259,495     12,980,076
  Other                                                               (162,403)          -
                                                                   ------------   ------------
       Net cash provided by financing activities                     1,190,968     12,752,049
                                                                   ------------   ------------
NET DECREASE IN CASH                                                (5,704,712)    (4,816,767)

CASH, BEGINNING OF PERIOD                                           16,034,922     10,325,137
                                                                   ------------   ------------
CASH, END OF PERIOD                                              $  10,330,210  $   5,508,370
                                                                   ============   ============



See Notes to Consolidated Condensed Financial Statements

               -5-

                                    PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 1995
                             AND SEPTEMBER 30, 1994

 1.   BASIS OF PRESENTATION
     * The accompanying consolidated condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these statements contain all adjustments necessary to present fairly the Company's financial position as of September 29, 1995, and the results of its operations for the thirteen and thirty-nine week periods ended September 29, 1995 and September 30, 1994 and its cash flows for the thirteen and thirty-nine week periods ended September 29, 1995 and September 30, 1994. All adjustments are of a normal recurring nature.

     * The results of operations for the thirteen and thirty-nine weeks ended September 29, 1995, are not necessarily indicative of the results to be expected for the full year.

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

     * Net income per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the thirteen week periods after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method.


2.    SUPPLEMENTAL CASH FLOW DISCLOSURES            Thirty-Nine Weeks Ended
                                                  September 29,  September 30,
                                                       1995          1994
                Cash paid for:  Interest         $   383,916   $     2,728
                                Income taxes     $ 3,536,337   $ 1,308,552

3.  CREDIT ARRANGEMENTS
     * In February 1994, the Company executed a $13 million revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary lender. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5 million. Interest is payable under the revolving line of credit at the bank's prime rate (8.75% at September 29, 1995).

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

                                    PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
     FOR THE THIRTEEN AND THIRTY-NINE WEEK PERIODS ENDED SEPTEMBER 29, 1995
                             AND SEPTEMBER 30, 1994

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

     As of September 29, 1995, the Company had $5,138,154 borrowed under this credit facility.

4.    STOCKHOLDERS' EQUITY
     * A five-for-four stock split of the Company's common stock which was effected in the form of a 25% stock dividend was distributed on August 15, 1995 to shareholders of record on July 31, 1995. All historical dividends and earnings per share amounts have been adjusted for the stock split.

     * A cash dividend of $.030 per share was paid on August 15, 1995 and of $.024 per share was paid on May 15, 1995 and February 15, 1995, and of $.016 per share was paid on November 15, 1994, August 15, 1994, and May 16, 1994, to shareholders of record on July 31, 1995, April 30, 1995, January 31, 1995, October 31, 1994, July 29, 1994, and April 28, 1994, respectively.

5.    COMMITMENTS AND CONTINGENCIES
     * It is customary practice in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of the Company's sales are made pursuant to these agreements with dealers located primarily in the Southeastern portion of the United States. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company is contingently liable for approximately $64 million under these agreements as of September 29, 1995, such contingency is reduced by the resale value of the homes which are required to be repurchased. The Company has provided an allowance for losses of $650,000 at September 29, 1995, based on prior experience and current market conditions. Management expects no material loss in excess of the allowance.

     * The Company's workmen's compensation, product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At September 29, 1995, the Company is contingently liable for future retrospective premium adjustments up to a maximum of $4,900,000 in the event that additional losses are reported related to prior periods. The Company has recorded an estimated liability of approximately $975,000 related to such incurred but not reported claims at September 29, 1995. Management expects no material loss in excess of this allowance.

     * The Company and certain of its equity partners have jointly and severally guaranteed certain short-term debt with a balance of $1,300,000 at September 29, 1995, of a partnership in which the Company owns a 33% interest.

     * The Company is engaged in various litigation which is routine in nature and in management's opinion, will have no material adverse effect on the Company's financial statements.

                                    PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 29, 1995

GENERAL

The principal business of the Company since its inception has been the design and production of manufactured homes. In early 1992, the Company, through its wholly owned subsidiary Cavalier Acceptance Corporation("CAC"), commenced retail installment sale financing operations. The operations of CAC are significant enough to require segment reporting by the Company.

The Company's business is cyclical and seasonal and is influenced by many of the same national and regional demographic factors that affect the general United States housing market. According to industry statistics, after a ten year low in shipments of homes in 1991, the industry has recovered significantly posting increases in shipments of 24%, 21% and 20% for 1992, 1993 and 1994, respectively, as compared to the prior year. Industry statistics for the first, second and third quarters of 1995 indicate a continued trend in the increase of shipments, although at slower pace than previous years. The Company attributes the upturn in the manufactured housing industry to increased consumer confidence, wider acceptance of manufactured housing, a reduction in the availability of alternative housing, increased availability of consumer financing and an improvement in the overall economy.

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

RESULTS OF OPERATIONS

Net Sales. For the quarter ended September 29, 1995 net sales were $70.9 million, representing a 43% increase compared to the third quarter of 1994's net sales of $49.5 million. Net sales for the current quarter were the highest for any quarter in the Company's history. For the thirty-nine weeks ended September 29, 1995 net sales were $199.5 million, representing a 37% increase over the comparable thirty-nine weeks period in 1994 of $145.8 million. The Company believes that the significant increase in its sales for the periods was primarily the result of the continuation of improving industry trends, combined with aggressive marketing programs instituted by the Company in prior periods and the increase in manufacturing capacity during the current year period. Actual shipments of homes in the third quarter of 1995 increased 28% to 3,061 homes from 2,385 homes shipped in the third quarter of 1994. Shipments of homes in the thirty-nine weeks ended September 29, 1995 increased 22% to 8,769 homes as compared to 7,185 for the comparable period of 1994.

Gross Profit on Sales. Gross profit (derived by deducting cost of sales from net sales) increased to $12.3 million, or 17.3% of net sales for the third quarter of 1995, compared to $7.4 million, or 14.9% of net sales for the same period last year. Gross profit for the thirty-nine weeks ended September 29, 1995 increased to $32.5 million compared to $21.2 million for the same period last year. The gross profit for the thirty-nine weeks ended September 29, 1995 and September 30, 1994 represented 16.3% and 14.4% of sales, respectively. The increase in gross profit was primarily attributable to the increased sales volume for the periods made possible by increased manufacturing capability and a reduction of expenses associated with the start-up of manufacturing facilities from the previous year, combined with a decline in certain raw material costs during the third quarter of 1995.

                                    PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 29, 1995


Financial Services Revenue. Financial services revenue (derived primarily from interest on installment contracts held by CAC) was approximately $484,000 for the quarter ended September 29, 1995 as compared to approximately $197,000 for the same period last year. Financial services revenue for the thirty-nine weeks ended September 29, 1995 was approximately $1,214,000 compared to approximately $447,000 for the same period last year. The increase in financial services revenue was primarily due to an increase in the Company's loan portfolio (net of allowance for credit losses) to approximately $16.1 million at the end of the third quarter of 1995, compared to $7.2 million at the end of the third quarter of 1994.

Selling, General, and Administrative. Selling, general and administrative expense increased to approximately $8.7 million for the third quarter of 1995, or 12.2% of total revenues, compared to approximately $5.6 million, or 11.3% of total revenues, for the same period last year. Selling, general and administrative expense increased to approximately $23.3 million for the thirty-nine weeks ended September 29, 1995 or 11.6% of total revenues, as compared to approximately $16.0 million, or 11.0% of total revenues for the same period last year. The increase in selling, general and administrative expense was primarily attributable to the increase in sales, combined with increased expenses due to additional personnel, the opening of additional manufacturing facilities and increased administrative expenses of CAC consistent with its growth.

Net Income. Net income for the third quarter of 1995 was approximately $2.48 million, an increase of 85% over the same period in 1994 when net income was approximately $1.34 million. Net income for the thirty-nine weeks ended September 30, 1995 was approximately $6.41 million, an increase of approximately 79% over the same period in 1994 when net income was $3.57 million. The increase in net income was primarily due to increased sales. Net income per share for the third quarter of 1995 and the thirty-nine weeks ended September 29, 1995 was $.40 per share and $1.06 per share respectively, compared to $.23 per share and $.71 per share (adjusted for the five-for-four stock split distributed in August of 1995) for the respective comparable periods of 1994.

LIQUIDITY AND CAPITAL RESOURCES

As of September 29, 1995, the Company had working capital of $14.9 million, as compared to $13.9 million as of December 31, 1994. The increase in working capital is primarily due to continued strength in earnings for the period, combined with long-term borrowings under the Credit Facility and the reporting of certain investment securities as current assets as their respective maturities become one year or less. The ratio of current assets to current liabilities was 1.4:1 as of September 29, 1995, and 1.5:1 as of December 31, 1994. The Company had long-term debt of $4,487,682 as of September 29, 1995 and $3,207,168 as of December 31, 1994 as a result of borrowings under the Company's Credit Facility. The Company had a long-term debt to equity ratio of 1:10 as of September 29, 1995 as compared to 1:9 as of December 31, 1994.

The Company's primary business segment is the production and sale of manufactured housing. In 1992, the Company began the operations of CAC to fund installment sale contracts to the retail customers of the Company's Independent Exclusive Dealers. Consistent with the intention of the Company to expand further the operations of CAC, the Company entered into a Credit Facility with its primary lender (see footnote 3 to the Consolidated Condensed Financial Statements included herein) to provide additional funds for CAC's growth. As of September 29, 1995, the Company's portfolio of installment sale contracts had grown to approximately $16 million and had been funded primarily from proceeds received from the public offering of the Company's common stock during 1994 together with internally generated working capital and borrowings under the Credit Facility.

                                    PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                               September 29, 1995


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

The term of the Credit Facility, which is renewable annually, was due to expire in February 1995 but has been extended until December 31, 1995. Although the Company intends to renew the Credit Facility and anticipates an increase in the credit available to the Company thereunder, there can be no assurance that the Credit Facility will be renewed or that additional financing will be available on terms acceptable to the Company.

The Company's capital expenditures were approximately $3.2 million for the thirty-nine weeks ended September 29, 1995 as compared to $4.9 million for the comparable period of 1994. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the expansion and modernization of certain of the Company's manufacturing facilities.

The Company believes that existing cash and investment balances and funds available under the Credit Facility, together with cash provided by operations, should be adequate to fund the Company's operations and expansion plans for the next twelve months; however, in order to provide additional funds for continued pursuit of the Company's growth strategies and for operations, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which may depend upon market and other conditions. There can be no assurance that such possible additional financing will be available on terms acceptable to the Company.

                                    PART II.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                               OTHER INFORMATION
                               September 29, 1995



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

                                    PART II.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                               OTHER INFORMATION
                               September 29, 1995



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Cavalier Homes, Inc.
                                          Registrant




Date: November 13, 1995               /s/ Jerry F. Wilson
                                      Jerry F. Wilson - President



Date: November 13, 1995               /s/ David A. Roberson
                                      David A. Roberson -
                                       Chief Financial Officer

PART II. - EXHIBIT 11
CAVALIER HOMES, INC. AND SUBSIDIARIES
COMPUTATION OF NET INCOME PER COMMON SHARE


                                     Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                     September 29,  September 30,  September 29,  September 30,
                                         1995           1994           1995           1994
PRIMARY AND FULLY DILUTED
     Net Income                    $   2,479,182  $   1,340,026  $   6,408,326  $   3,571,022
                                     ============   ============   ============   ============
SHARES:

Primary
  Average common shares outstanding    5,905,725      5,653,589      5,883,420      4,820,730

  Dilutive effect if stock options
    were exercised                       219,627        165,070        135,467        199,879
                                     ------------   ------------   ------------   ------------
  Average common shares outstanding
    as adjusted (primary)              6,125,352      5,818,659      6,018,887      5,020,609
                                     ============   ============   ============   ============
Fully Diluted
  Average common shares outstanding    6,125,352      5,818,659      6,018,887      5,020,609

  Additional dilutive effect if
    stock options were excercised
    (fully)                               80,116           -            34,507           -
                                     ------------   ------------   ------------   ------------
  Average common shares outstanding
    as adjusted (fully diluted)        6,205,468      5,818,659      6,053,394      5,020,609
                                     ============   ============   ============   ============

Primary and Fully Diluted Net
  Income per Common Share          $        0.40  $        0.23  $        1.06  $        0.71
                                     ============   ============   ============   ============






















