Form 10-K405
period 1995-12-31
CAVALIER HOMES INC
filed 1996-04-01
CIK 789863

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required) For the fiscal year ended December 31, 1995
     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (No Fee Required) For the transition period from ____________ to ____________

                          Commission file number 1-9792
                              CAVALIER HOMES, INC.
             (Exact name of Registrant as specified in its charter)

       Delaware                                                 63-0949734
State or other jurisdiction                                 (I.R.S. Employer
of incorporation or organization)                        Indentification Number)

Highway 41 N. and Cavalier Road,
       Addison, Alabama                                            35540
(Address of principal executive
            offices)                                              Zip Code

       Registrant's telephone number, including area code: (205) 747-1575
           Securities registered pursuant to Section 12(b) of the Act:


                                                                 Name of
                                                             Each Exchange
    Title of Each class                                   on Which Registered

Common Stock, par value $.10                            New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the Registrant ( I ) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and, (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of March 20, 1996, was $135,083,509.

              Indicate the number of shares outstanding of each of
                  the Registrant's classes of common stock, as
                               of March 20, 1996.
                                    9,158,204
                             Common, $0.10 par value
                       Documents Incorporated by Reference

        PartIII of this report incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of
                      Stockholders to be held May 15, 1996.

                              CAVALIER HOMES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                     PART I

ITEM 1.  BUSINESS

General

     Cavalier Homes, Inc. is a Delaware corporation incorporated in 1985, with its executive offices located at Highway 41 North and Cavalier Road, Addison, Alabama. The Company also maintains administrative offices at 719 Scott Avenue, Suite 600, Wichita Falls, Texas 76301. Unless otherwise indicated by the context, references in this report to the "Company" or to "Cavalier" include the Company, its subsidiaries and their respective predecessors, if any.

     The Company designs and manufactures a wide range of high quality manufactured homes and markets its homes primarily in the southeast, southwest and midwest regions of the United States, with a focus on serving the low- to medium-priced manufactured housing market. During 1995, approximately 77% of the Company's revenues were generated from sales in its core markets of Alabama, North Carolina, Texas, South Carolina, Mississippi, Louisiana, Georgia and Tennessee. At December 31, 1995 the Company operated ten facilities engaged in the manufacturing of homes, five of which are located in Alabama, two in North Carolina, one in Georgia, one in Texas and one in Pennsylvania. The Company also operates a component manufacturing facility located in Alabama. (For additional information regarding the Company's manufacturing facilities, see "Recent Developments".)

     The Company's homes are sold under the Cavalier, Pacesetter, Brigadier, Knox, Buccaneer, Challenger, Parkwood, Mansion, Olympic, Plantation, Town and
Country, Astro, and various other brand names. As of December 31, 1995, the Company's homes were sold through approximately 475 independent dealers (including 93 independent exclusive dealers) operating approximately 575 retail sales centers. The Company's homes normally include furniture and appliances and are comprised of one or more floor sections. The Company's single-section homes range in size from 550 to 1,248 square feet and are sold at retail prices ranging from approximately $13,000 to $30,000. Multi-section homes range in size from 880 to 2,128 square feet and are sold at retail prices ranging from approximately $20,000 to $75,000.

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

     The Company began offering retail installment sale financing in March 1992 through Cavalier Acceptance Corporation ("CAC"), the Company's wholly owned finance subsidiary, for homes sold to qualifying retail customers of the Company's independent exclusive dealers. During 1995 the Company adopted a dealer stock option program that grants to exclusive dealers whose retail customers finance their home purchase through CAC, options to purchase the Company's common stock. The Company believes that it is one of the few major manufactured home producers in the United States offering retail consumer financing through independent dealers and the only company that offers a dealer stock option program to those dealers. The Company intends to continue CAC's financing activities as a means of increasing revenues, providing additional services to its independent exclusive dealers and establishing an additional profit center. (For information relating to revenues, operating profit and indentifiable assets attributable to each industry segment of the Company, see note 11 of "Notes to Consolidated Financial Statements" which are included herein.)

Home Manufacturing Operations

     At December 31, 1995, the Company, through seven wholly owned subsidiaries, operated ten manufacturing facilities engaged in the production of manufactured homes located in Alabama, North Carolina, Georgia, Texas and Pennsylvania. Each of the Company's manufacturing subsidiaries is managed by its own supervisory personnel, who participate in an incentive compensation system based upon each subsidiary's profitability. The management of the Company's facilities typically consists of a general manager, a production manager, a general sales manager, a controller, a service manager, a purchasing manager and a quality control manager. These mid-level managers control the operations of the respective operating subsidiaries, with assistance and guidance from the Company's executive officers.

     In 1992, while operating four manufacturing facilities, the Company's production levels increased significantly from production levels in 1991. In 1993, the Company acquired Homestead Homes, Inc. ("Homestead"), opened an additional facility in Addison, Alabama and completed a renovation and expansion of its Hamilton, Alabama plant. During 1994 the Company opened additional manufacturing facilities in Winfield, Alabama and Fort Worth, Texas, expanded and renovated its manufacturing facilities in Cordele, Georgia and Nashville, North Carolina, and acquired Astro Mfg. Co., Inc. ("Astro") located in Shippenville, Pennsylvania. During 1995 the Company opened a third facility in Addison, Alabama. These additions and expansions enabled the Company to continue increasing production in 1993, 1994 and 1995. At December 31, 1995 the Company operated ten facilities engaged in manufacturing homes, ranging in size from 36,000 to 169,000 square feet. The Company's ten manufacturing facilities normally operate on a single shift basis, usually for a five-day week, each with the capacity to produce between 1,250 and 3,500 floor sections per year with an aggregate capacity to produce approximately 23,500 floor sections per year. (For additional information regarding the Company's manufacturing facilities, see "Recent Developments".) The following table sets forth certain production information during 1993, 1994 and 1995:

                                                                Year Ended December 31,
                                  -------------------------------------------------------------------------------------

                                      1993                          1994                          1995
                                  -------------------------     -------------------------     -------------------------
Number of homes sold:

     Single-section homes                5,250       62.8%             6,309       62.8%             7,123       60.2%
     Multi-section homes                 3,104       37.2%             3,733       37.2%             4,705       39.8%
                                  -------------------------     -------------------------     -------------------------

          Total homes                    8,354      100.0%            10,042      100.0%            11,828      100.0%

Number of floors sold                   11,491                        13,799                        16,543


     Construction of a home begins by welding steel frame members together. The frame is then moved through the plant, stopping at a number of work stations where various components and sub-assemblies are attached. Certain sub-assemblies, such as plumbing, cabinets, ceilings and wall systems, are assembled at off- line work stations. The completed home contains carpeting, cabinets, appliances, wall and window coverings, and heating and plumbing systems, and is ready for connection to customer-supplied water, sewage and electrical systems.

     The principal raw materials purchased by the Company are steel, lumber, plywood, sheetrock, aluminum, galvanized pipe, insulating materials, electrical supplies and plastics. The Company purchases axles, wheels, tires, kitchen appliances, laminated wallboard, roof trusses, plumbing fixtures, furniture, carpet, vinyl floor covering, windows and decorator accessories. Currently, the Company maintains approximately two to three weeks' inventory of raw materials. The Company is not dependent on any single source of supply and believes that the materials and parts necessary for the construction and assembly of its homes are readily available from other sources.

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

Component Manufacturing Operations

     During 1994 the Company, through its wholly owned subsidiary Quality Housing Supply, Inc. ("Quality"), leased a manufacturing facility in Winfield, Alabama for the production of laminated wallboards and distribution of other component products used in the manufactured housing industry. During 1995, Quality sold the majority of its products to subsidiaries of the Company. The Company currently intends to expand the sales of Quality's products to unaffiliated companies in the manufactured housing industry. At December 31, 1995, Quality had 18 employees engaged in manufacturing operations and 6 employees engaged in selling, general and administrative functions.

     The Company's Alabama manufacturing facilities currently purchase roof trusses and certain other wood products from a limited partnership in which the Company owns a one-third interest. The Company believes prices obtained by the Company for roof trusses and other wood products from this entity are competitive with the Company's other sources of supply.

Products

     The Company's homes include both single-section and multi-section models, with the substantial majority of such products being "HUD Code Homes", which are manufactured homes that meet the specifications of the U.S. Department of Housing and Urban Development ("HUD"). The single-section homes are 14 to 16 feet wide, vary in length from 40 to 80 feet and contain between 550 and 1,248 square feet. The multi-section models consist of two or more floor sections that are joined at the home site, vary in length from 40 to 80 feet and contain between 880 and 2,128 square feet.

     The Company currently produces over 300 different models of manufactured homes with a variety of decors that are marketed under approximately 30 brand names. The homes typically include a living room, dining area, kitchen, one to four bedrooms and one or more bathrooms. Each home contains a cooking range and oven, refrigerator, hot water heater and central heating. Depending on the customer's preferences, most homes are furnished with complete living room and bedroom furniture, dinette set, carpeting, vinyl flooring, drapes, and window screens. Customers may also choose many available options, including fireplaces, ceiling fans, dishwashers, garbage disposals, microwave ovens, stereos, bay windows, composition shingle roofs, vinyl siding and sliding glass patio doors. (For information regarding backlog and seasonality, see "Management's Discussion and Analysis of Financial Condition and Results of Operations, Backlog".)

     During 1995 the Company began manufacturing a series of homes intended to be located in subdivisions or residential communities and marketed by real estate developers. These "Developer" homes differ from the Company's traditional manufactured homes as they have sheetrock walls that have been taped and textured and residential style roof-lines. These upscale homes can be set on a permanent foundation and may include garages, porches, decks and other site-built amenities not found in traditional manufactured homes.

     Modular homes are homes designed to meet building codes administered by states and local authorities, as opposed to the national HUD guidelines. Three of the Company's manufacturing facilities have the capability to manufacture modular homes meeting applicable regulatory standards.

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

Independent Dealer Network, Sales and Marketing

     As  of  December  31,  1995,   the   Company's   homes  were  sold  through
approximately 475 independent dealers (including 93 independent exclusive dealers) operating approximately 575 retail sales centers located in 30 states. Approximately 77% of the Company's sales in 1995 were to dealers operating sales centers in the Company's core markets. The Company's percentage of sales to these core markets is as follows: Alabama - 18%, North Carolina - 16%, Texas - 10%, South Carolina - 8%, Mississippi - 8%, Louisiana - 7%, Georgia - 5%, and in Tennessee - 5%.

     The Company has written agreements with most of its independent dealers requiring each dealer to maintain qualified service staff to perform day-to-day repair work on the Company's homes sold by the dealer and requiring prompt payment by the dealer for homes purchased. These agreements may be terminated at any time by either party, with or without cause, after a short notice period, generally 30 days. The Company does not have any control over the operations of, or financial interests in, any of its independent dealers, including any of its independent exclusive dealers. The Company is not dependent on any single dealer, and in 1995, the Company's largest dealer accounted for approximately 2.7% of net sales.

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

     The Company makes installment sale financing through CAC available to the retail customers of its exclusive dealers, allows them to participate in the Dealership Stock Option Plan and provides these dealers with other services and support. Beginning with 20 exclusive dealers in 1991, the Company's independent exclusive dealer network grew to 51 in 1992, 60 exclusive dealers in 1993, 73 exclusive dealers in 1994 and 93 as of December 31, 1995, operating retail sales centers located in 15 states. Sales to the Company's independent exclusive dealers in 1993, 1994 and 1995 represented approximately 36%, 37% and 39%, respectively, of the Company's sales for these periods.

     Each of the Company's plants typically employs a general sales manager and from two to eight sales representatives who are compensated on a commission basis. The plant-level sales representatives are charged with the day-to-day servicing of the needs of the Company's independent dealers, including its independent exclusive dealers. The Company provides sales training to its dealers and has instituted a program of bringing more dealers to the plants to view new product designs as they are developed. The Company markets its homes through product promotions, participation in regional manufactured housing shows and advertisements in local media. As of December 31, 1995, the Company maintained a sales force of 41 full-time salesmen and 7 full-time general sales managers.

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

     CAC seeks to provide highly competitive financing terms to customers of the Company's 93 independent exclusive dealers. CAC currently offers various conventional loan programs which require a down-payment ranging from 0% to 20% of the purchase price, in cash, trade-in value of a previously-owned manufactured home and/or appraised value of equity in any real property pledged as collateral. Repayment terms generally range from 84 to 240 months, depending upon the type of home and amount financed, the amount of the down payment and the customer's creditworthiness. CAC's loans are secured by a purchase money security interest in the manufactured home and, in certain instances, a mortgage on real property pledged as additional collateral. Loans purchased and originated by CAC normally provide a fixed rate of interest with equal monthly payments and are non-recourse to the dealer. Currently, CAC operates in each of the 15 states in which the Company has independent exclusive dealers.

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

Certain operating data relating to CAC are set forth in the following table:

                                                                                  December 31,
                                                                --------------------------------------------------
                                                                    1993              1994               1995
                                                                --------------------------------------------------

Total loans receivable                                        $     3,100,000   $     9,825,000    $   19,209,000
Allowance for credit losses                                   $       104,000   $       350,000    $      551,188
Number of loans outstanding                                               144               415               758
Number of delinquencies                                                     1                 2                 5
Loss ratio                                                               0.3%              0.2%              0.5%
Weighted average annual percentage rate                                 10.9%             11.4%             11.3%

     CAC presently has 3 part-time and 15 full-time employees, including its president, Jerry F. Wilson, Jr., the son of the Company's President and Chief Executive Officer. Upon graduation from the University of Alabama in 1988 with a degree in finance, Mr. Wilson was employed by Security Pacific Housing Services, Inc., a leading retail lending institution for the manufactured housing industry. After one year of service, Mr. Wilson was promoted to region credit manager in Tampa, Florida, where he was responsible for credit decisions and loan originations for manufactured home retail installment sale contracts in excess of $2 million per month. Mr. Wilson joined the Company in 1990 and served as director of New Business Development for the Company until CAC was incorporated.

     Although the level of CAC's future activities cannot presently be determined, the Company expects CAC to utilize internally generated working capital and borrowings under the Company's revolving, warehouse and term loan agreement with its primary lender (described below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources"), to fund retail installment sale contracts on homes sold by the Company's independent exclusive dealers, and to develop a portfolio of such installment sale contracts. The Company believes that its relationships with its exclusive dealers will assist the development of this portfolio. During 1995, the Company instituted a dealer stock option plan which grants options to purchase the Company's common stock to exclusive dealers that originate installment sales contracts with CAC. The Company believes this dealer stock option program will further enhance the growth of CAC. (For information relating to dealer stock option plan of the Company, see note 7 of "Notes to Consolidated Financial Statements" which are included herein.)

     CAC intends in the short-term to act principally as a permanent lender on its conventional loans and to hold such loans as long-term receivables. The Company believes that the term loan component of its warehouse and term loan agreement will facilitate the Company's attempts to match liabilities and assets of CAC both as to term and rate, which should reduce exposure from interest rate fluctuations. In the future, CAC may "pool" certain of the installment sale contracts in its portfolio for sale to institutional or other investors, either on a full-, partial- or non-recourse basis.

     The Company believes that borrowings under the warehouse and term loan agreement and available working capital generated from operations will provide CAC with adequate sources of capital to finance its anticipated purchases and originations of installment sale contracts on the Company's homes in 1996.
However, if the Company cannot obtain sufficient sources of capital in the future, the Company would have to curtail its financing activities until other sources could be obtained.

Retail Insurance Activities

     During 1994, the Company formed Cavalier Insurance Agency, Inc. ("CIA") to sell various insurance products to retail purchasers of the Company's homes including physical damage, extended home warranties and credit life insurance. CIA also sells commercial lines insurance products including general liability and property insurance to its independent exclusive dealers. At December 31, 1995 CIA had 2 full-time employees.

Wholesale Dealer Financing and Repurchase Obligations

     In accordance with manufactured housing industry practice, substantially all of the Company's dealers finance their purchases of manufactured homes through wholesale "floor plan" financing arrangements. Under a typical floor plan financing arrangement, a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution which provides financing to the dealer customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the financed homes at a declining price based upon the Company's original invoice price plus, in specific cases, certain administrative expenses. A portion of purchases by dealers are pre-sold to retail customers and are paid through firm retail financing commitments.

     The risk of loss under such repurchase agreements is mitigated by the fact that (i) sales of the Company's manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 2.7% of the Company's net sales in 1995, (ii) the repurchase obligation expires on individual homes after a reasonable period of time (generally 12 to 18 months from invoice date) and also declines during such period based on predetermined amounts and (iii) the Company is in many cases able to sell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. As of December 31, 1995, the Company's contingent liability under these repurchase and other similar recourse agreements was an amount estimated to be approximately $65 million. The Company has provided an allowance for possible repurchase losses of $750,000 as of December 3l, 1995, based on prior experience and current market conditions. Management expects no material loss in excess of the allowance.

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

     The Company maintains a full-time service manager at most of its manufacturing facilities. In addition, the Company has 70 full-time service personnel to provide on-site service and correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to the Company, and management of the Company has placed emphasis on diagnosing potential problem areas to help minimize costly field repairs. The Company also has focused on reducing response time to customer service requests. At December 31, 1995, the Company had established a reserve for future warranty claims of $5.8 million relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

Competition

     The manufactured housing industry is highly competitive, characterized by low barriers to entry and severe price competition. Competition is based on price, product features and quality, reputation for service and quality, depth of field inventory, delivery capabilities, warranty repair service, dealer promotions, merchandising and terms of dealer and retail consumer financing. The Company also competes with other manufacturers, some of which maintain their own retail sales centers, for quality independent dealers. In addition, the
Company's manufactured homes compete with other forms of low-cost housing, including site-built, prefabricated, modular homes, apartments, townhouses and condominiums. The selection by retail buyers of a manufactured home rather than an apartment or other alternative forms of housing is significantly affected by their ability to obtain satisfactory financing. The Company faces direct competition from numerous manufacturers, many of which possess greater financial, manufacturing, distribution and marketing resources.

The Company intends to increase substantially the level of retail financing provided through CAC. The Company believes that increasing the level of financing by CAC will have a positive impact on the Company's efforts to sell its products and enhance its competitive ability within the Industry. Due to strong competition in the retail finance segment of the industry from companies much larger than CAC combined with the limited operating history of CAC, there can be no assurance that CAC will be able to increase its financing or that providing this financing will have a positive impact on the Company's ability to compete.

Regulation

     The Company's business is subject to a number of federal, state and local laws, regulations and codes. Construction of manufactured housing is governed by the National Manufactured Home Construction and Safety Standards Act of 1974 and regulations issued thereunder by HUD, which have established comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt state and local regulations on such matters. The National Commission on Manufactured Housing has held hearings to develop recommendations relating to the regulation of the manufactured housing industry. This commission has issued an interim report to Congress which contains a number of recommendations relating to various aspects of manufactured housing regulation, including inspection, warranty and enforcement. The Company cannot presently determine what, if any, legislation may be adopted by Congress or the effect any such legislation may have on the Company or the manufactured housing industry as a whole.

     The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designed inspection agency. Furthermore, an independent, HUD-approved third-party inspector regularly checks the Company's manufactured homes for compliance during construction. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's plants. The Company believes its manufactured homes meet or surpass all present HUD requirements.

     Certain recently promulgated HUD regulations with respect to structural design relating to wind load capacities of manufactured homes became effective in July 1994. These regulations generally require that homes sold in hurricane-prone areas be designed to withstand wind speeds of up to 110 miles per hour. Such regulations resulted in an increase in the costs associated with the manufacture of homes sold in the regions affected thereby, particularly hurricane-prone areas. The Company's operations were minimally affected by these regulations. HUD is also currently reviewing the existing wind load capacity regulations for all other areas of the country, and the Company cannot predict if additional regulations will be adopted or the effect any such regulations would have on the Company or the manufactured housing industry as a whole.

     HUD also has adopted energy conservation rules and regulations which became effective in October 1994. The Company's operations were minimally affected by these regulations. Federal Trade Commission regulations also require disclosure of a manufactured home's insulation specification.

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

     The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. The Company currently does not believe it will be required under existing environmental laws and enforcement policies to expend amounts which will have a material adverse effect on its results of operations or financial condition. However, the requirements of such laws and enforcement policies have generally become more strict in recent years. Accordingly, the Company is unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

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

Employees

     As of December 31, 1995, the Company had 2,553 employees, of whom 2,244 were engaged in home manufacturing, 18 in component manufacturing, 48 in sales, 70 in warranty and service, 153 in general administration, 18 in retail finance services and 2 in insurance services. At year end only Astro's employees engaged in manufacturing (109 employees) were covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

Recent Developments

     In August 1995 the Company acquired an option to purchase the balance (73.5%) of the outstanding shares of common stock of Wheelhouse Structures, Inc. ("Wheel House") not already owned by the Company. In January 1996, the Company exercised its option to purchase the remaining shares of Wheel House and changed its name to Riverchase Homes, Inc. The acquisition provided an additional 2,000 floor sections to the Company's aggregate annual manufacturing capacity. The acquisition was immaterial to the Company's consolidated financial statements and will be accounted for under the purchase method. (For information relating to the acquisition, see note 2 in "Notes to Consolidated Financial Statements" included herein.)

     During February 1996, the Company entered into a lease for an additional 65,000 square foot manufacturing facility located in Mineral Wells, Texas. The Company anticipates the facility to be operational by mid 1996 and it will add an additional 1,500 floor sections to the Company's aggregate annual manufacturing capacity.

ITEM 2.  PROPERTIES

The following table sets forth information concerning the Company's facilities as of December 31, 1995:

                           Date                        Expiration   Approximate
                           Leased or                     of Lease     Square
     Location              Acquired Description              Term     Feet

Addison, Alabama     1984  Corporate headquarters             1996      16,000

Addison, Alabama     1984  Manufacturing facility,            1996     169,000
                           warehouse and mill building

Addison, Alabama     1993  Manufacturing facility             1997     108,000

Addison, Alabama     1995  Manufacturing facility               (1)     36,000

Hamilton, Alabama    1987  Manufacturing facility,              (1)    113,500
                           warehouse and administrative offices

Winfield, Alabama    1994  Manufacturing facility             1999      71,000

Winfield, Alabama    1994  Component manufacturing facility   1999      48,000

Cordele, Georgia     1993  Manufacturing facility and           (1)    110,000
                           administrative offices

Nashville,
North Carolina       1987  Manufacturing facility,              (1)    130,000
                           warehouse and administrative offices

Robbins,
North Carolina       1987  Manufacturing facility and         1998      99,000
                           administrative offices

Shippenville,
Pennsylvania         1993  Manufacturing facility and         (1)      134,000
                           administrative offices
Fort Worth, Texas    1994  Manufacturing facility and         1999     101,000
                           administrative offices

Wichita Falls, Texas 1986  Administrative headquarters         1998      1,200

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

     None

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK
              HOLDER MATTERS

     On December 5, 1994 the Company's common stock began trading on the New York Stock Exchange under the symbol "CAV". Previously the Company's common stock was traded on the American Stock Exchange under the symbol "CXV". The following table sets forth, for each of the periods indicated, the reported high and low closing sale prices per share on each of the respective exchanges referred to above for the Company's common stock and the cash dividends paid per share in such periods. The amounts have been adjusted, as appropriate, to reflect a five-for-four stock split with respect to the Company's common stock, effected as a 25% stock dividend, which was paid on August 15, 1995 and a three-for-two stock split with respect to the Company's common stock, effected as a 50% stock dividend which was paid on February 15, 1996. All adjusted prices of the Company's common stock have been rounded to the nearest one-eighth of one dollar.

     As of March 20, 1996, the Company had approximately 3,600 record and beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.

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


                                         Closing Sales Price
                                    ---------------------------
                                        High           Low         Dividends
                                    -------------  ------------   ------------
Fiscal year ended December 31, 1995
     First Quarter                   6       3/4   5       1/4          0.016
     Second Quarter                  6       3/8   5       3/4          0.016
     Third Quarter                  11             6       1/2          0.020
     Fourth Quarter                 14       1/2  10       7/8          0.020


Fiscal year ended December 31, 1994
     First Quarter                   8       7/8   7                    0.011
     Second Quarter                  8       1/4   6       1/2          0.011
     Third Quarter                   7       1/2   6       5/8          0.011
     Fourth Quarter                  7       1/8   5       3/8          0.011

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The statement of income data, the balance sheet data, and other data of the Company for each of the five years ended December 31, 1995, have been derived from the consolidated financial statements of the Company. The Company's audited financial statements as of December 31, 1995 and 1994, and for each of the years in the three-year period ended December 31, 1995, including the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) and the other financial information contained elsewhere in this report, and with the Company's consolidated financial statements and the notes thereto appearing in the Company's previously filed Annual Reports on Form 10-K.

                                                                                Year Ended December 31,
                                                       ---------------------------------------------------------------------------
                                                           1991           1992            1993            1994           1995
                                                       -------------  --------------  -------------   -------------  -------------
                                                                        (in thousands, except per share amounts)
Statement of Income Data:
Revenues:
     Net sales                                       $       67,621 $       106,405 $      155,595  $      206,442 $      272,486
     Financial services                                                          60            230             703          1,764
                                                                  -
                                                       -------------  --------------  -------------   -------------  -------------

     Total revenues                                          67,621         106,465        155,825         207,145        274,250

Cost of sales                                                58,577          91,863        133,423         176,041        227,646
Selling, general and administrative                           8,830          11,258         17,049          22,975         31,974
                                                       -------------  --------------  -------------   -------------  -------------

Operating profit                                                214           3,344          5,353           8,129         14,630
Other income(expense) - net                                      19            (20)            201             450            404
                                                       -------------  --------------  -------------   -------------  -------------

Income before taxes                                  $          233 $         3,324 $        5,554  $        8,579 $       15,034
                                                       =============  ==============  =============   =============  =============

Net income                                           $          117 $         2,014 $        3,333  $        5,079 $        9,020
                                                       =============  ==============  =============   =============  =============

Net income per share (1)                             $         0.02 $          0.35 $         0.51  $         0.65 $         0.98
                                                       =============  ==============  =============   =============  =============

Cash dividends per share (1)                         $         0.03 $          0.03 $         0.04  $         0.04 $         0.07
                                                       =============  ==============  =============   =============  =============

Weighted average number of shares
     outstanding (1)                                          5,479           5,823          6,474           7,868          9,189
                                                       =============  ==============  =============   =============  =============

Other Data:
Capital expenditures                                            338           1,124          2,933           6,330          8,034
                                                       =============  ==============  =============   =============  =============


                                                                                      December 31,
                                                       ---------------------------------------------------------------------------
                                                           1991           1992            1993            1994           1995
                                                       -------------  --------------  -------------   -------------  -------------
Balance Sheet Data:
Working capital                                      $        3,831 $         5,328 $        5,483  $       12,576 $       11,121
Total assets                                                 14,581          19,966         31,182          63,763         82,626
Long-term debt                                                  160                                          3,207          4,981
                                                                                  -              -
Stockholders' equity                                          7,168           9,835         16,632          36,460         46,072


(1) As adjusted for three  five-for-four  stock splits paid in November  1992,  November 1993 and August 1995 and a three-for-two split paid in February 1996.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

General

     The principal business of the Company since its inception has been the design and production of manufactured homes. In the first quarter of 1992, the Company, through its wholly owned subsidiary, CAC, commenced retail installment sale financing operations. As of the end of 1993, the operations of CAC became significant enough to require segment reporting by the Company.

     The Company's business is cyclical and seasonal and is influenced by many of the same national and regional economic and demographic factors that affect the United States housing market generally. According to the Manufactured Housing Institute ("MHI"), domestic shipments of manufactured homes reached a ten-year low of 170,713 homes in 1991. However, the industry experienced a turnaround during 1992, 1993, 1994 and 1995, with shipments increasing approximately 24%, 21%, 20% and 12%, respectively, compared to the prior year. The industry recovery has been most heavily concentrated in the southeastern United States, where the Company conducts a substantial portion of its business. According to MHI, shipments of manufactured homes in the Southeast (which MHI designates as the south Atlantic and south central regions) increased approximately 34% in 1992, 25% in 1993, 21% in 1994 and 15% in 1995, compared to the prior year. The Company attributes the upturn in the manufactured housing industry to increased consumer confidence, a reduction in the availability of alternative housing, increased availability of consumer financing and an improvement in the overall economy.

     Although the Company's operations were adversely affected by the overall conditions in the industry through the first quarter of 1991, the Company has enjoyed significant and continued growth in both sales and earnings since that time. The Company believes that the industry turnaround, combined with marketing and other programs instituted by the Company during and subsequent to 1991, including its exclusive dealer program and the retail finance operations of CAC, are the principal reasons for the continued improvement in the Company's results of operations.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net Sales. For the year ended December 31, 1995, net sales were $272.5million, representing a 32% increase compared to 1994 net sales of $206.4 million. Net sales for 1995 were the highest in the Company's history. The Company believes that the significant increase in its sales for the year was primarily the result of the continuation of improving industry trends and Company programs previously implemented, an increase in the average selling price of the Company's homes and a full year's operations of manufacturing facilities acquired and opened during 1994.

     Actual shipments of homes during 1995 increased 18% to 11,828 homes, as compared to 10,042 homes in 1994. Differences between the percentage increase in net sales and the percentage increase in shipments are due to differences in selling prices of individual homes sold or product mix in any given year. The average selling price of homes rose from approximately $20,600 to $23,000, primarily due to changes in construction standards mandated by the Deparment of Housing and Urban Development during the latter part of 1994, price increases instituted by the Company associated with rising prices in raw materials and a slight increase in the percentage of multi-section homes sold.

     Gross Profit on Sales. Gross profit on sales is derived by deducting cost of sales from net sales. Gross profit on sales in 1995 increased to $44.8 million, or 16.5% of net sales, as compared to $30.4 million, or 14.7% of net sales, in 1994. The increase in gross profit was primarily attributable to increased sales volume, efficiencies achieved as a result of production level increases, price increases instituted by the Company and a reduction in start-up expenses associated with the opening of manufacturing facilities in the prior year.

     Financial Services Revenue. Financial services revenue is derived primarily from interest on installment sale contracts held by CAC. Financial services revenue was approximately $1.8 million for 1995, as compared to approximately $703,000 for 1994. The increase in financial services revenue was primarily due to an increase in the Company's loan portfolio to approximately $19.2 million at the end of 1995, up from $9.8 million at the end of 1994.

     Selling, General and Administrative. Selling, general and administrative expenses increased to $32.0 million in 1995 from $23.0 million in 1994. The increase in selling, general and administrative expenses was consistent with the increase in sales and was attributable to the addition of personnel related to the Company's continued growth, the addition of three manufacturing facilities acquired or opened in the prior year, an increase in operating expenses of CAC consistent with its growth, increased sales commissions, increased expenses for performance compensation based on profits and other employment-related expenses due to the hiring of additional personnel. As a percentage of total revenues, selling, general and administrative expenses were 11.7% for 1995, compared to 11.1% for 1994.

     Operating Profit. Operating profit is determined by deducting cost of sales and selling, general and administrative expenses from total revenues. Operating profit increased to $14.6 million in 1995, compared to $8.1 million in 1994, consistent with the increase in total revenues. As a percentage of total revenues, operating profit was 5.3% for 1995, compared to 3.9% for 1994.

     Other Income (Expense):

                  Interest expense. The Company incurred approximately $508,000 in interest expense in 1995, compared to approximately $76,000 in 1994. Interest expense increased in 1995 primarily due to borrowings by the Company to fund the operations of CAC.

                  Other income, net. Other income or expense is comprised of gain or loss upon sales of assets, interest income (unrelated to financial services) and other investment income, and income or loss on investments recorded under the equity method. Other income was approximately $913,000 for 1995, compared to other income of approximately $526,000 for 1994. The increase in other income in 1995 was primarily attributable to income from investments recorded under the equity method and earnings from the Company's investment in certain marketable debt and equity securities.

     Net Income. Net income for 1995 increased by 78% to $9.0 million, compared to $5.1 million in 1994. The increase in net income was due primarily to increased sales for the period, increased manufacturing efficiency resulting in increased gross profit and the growth of CAC. As a percentage of total revenues, net income was 3.3% for 1995, compared to 2.5% for 1994.

Year Ended December 31, 1994 Compared to Year Ended December 31, 1993

     Net Sales. For the year ended December 31, 1994, net sales were $206.4 million, representing a 33% increase compared to 1993 net sales of $155.6 million. The Company believes that the significant increase in its sales for the year was primarily the result of the continuation of improving industry trends and Company programs discussed above, an escalation in the average selling price of the Company's homes, the acquisition of an additional facility in Pennsylvania, through the Company's acquisition of Astro Mfg. Co., Inc. ("Astro") and the opening of a new production facility in each of Winfield, Alabama and Fort Worth, Texas.

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

     Other Income (Expense):

                  Interest expense. The Company incurred approximately $76,000 in interest expense in 1994, compared to approximately $35,000 in 1993. Interest expense increased in 1994 primarily due to borrowings by the Company to fund the operations of CAC.

                  Other income, net. Other income was approximately $526,000 for 1994, compared to other income of approximately $237,000 for 1993. The increase of other income in 1994 was primarily attributable to increased income from an investment recorded under the equity method and an increase in earnings from the investment of a portion of the proceeds from an offering of the Company's Common Stock.

     Net Income. Net income for 1994 increased by $1.8 million to $5.1 million, compared to $3.3 million in 1993. The increase in net income was due primarily to increased sales for the period. As a percentage of total revenues, net income was 2.5% for 1994, compared to 2.1% for 1993.

Cavalier Acceptance Corporation

     During 1992, the Company began the operations of CAC, which was formed to offer retail installment sale financing for manufactured homes sold through the Company's independent exclusive dealer network. During 1993, the Company purchased and originated approximately $2.6 million in installment sale contracts, collected approximately $145,000 in principal amounts under such contracts and had established an allowance for credit losses of $104,000 at December 31, 1993. During 1994, the Company purchased and originated approximately $7.3 million in installment sale contracts, collected approximately $542,000 in principal amounts under such contracts and had established an allowance for credit losses of $350,000 at December 31, 1994. During 1995, the Company purchased and originated approximately $10.7 million in installment sale contracts, collected approximately $1.3 in principal amounts under such contracts and had established an allowance for credit losses of $551,188 at December 31, 1995. The Company expects to continue to expand the operations of CAC during 1996. The Company's current goal is to purchase and originate approximately $15 million to $18 million in retail installment sale contracts during 1996. The Company intends to purchase and originate loans utilizing internally generated working capital and borrowings under a $23 million revolving, warehouse and term loan agreement (the "Credit Facility") entered into in February 1994 and renewed in March 1996 with the Company's primary lender. (For a further discussion of the Credit Facility, see "Liquidity and Capital Resources".) Due to strong competition in the retail finance segment of the industry from companies much larger than CAC and to the limited operating history of CAC, there can be no assurance that the Company will be able to achieve these purchase and origination goals. Numerous factors could affect both the availability and mix of various sources of funds used to purchase and originate loans. As CAC expands, the Company expects that the operations of CAC will have a greater effect upon the Company's consolidated results of operations and financial condition.

Liquidity and Capital Resources

     As of December 31, 1995, the Company had working capital of $11.1 million, as compared to $12.6 million and $5.3 million at December 31, 1994 and 1993, respectively. Working capital decreased in 1995, despite strong earnings during the period and $2.0 million of borrowings by CAC under the Credit Facility, primarily due to loan originations by CAC of $10.7 million and capital expenditures during 1995 of $8 million. Working capital increased in 1994 compared to 1993 primarily due to strong earnings during the period combined with proceeds from an offering of the Company's Common Stock during 1994.

     The ratio of current assets to current liabilities was 1.4:1 at December 31, 1995, as compared to 1.5:1 and 1.4:1 at December 31, 1994 and 1993 respectively. Annualized inventory turnover was 23.6 in 1995, compared to 22.5 in 1994 and 26.5 in 1993.

     The Company began the operations of CAC in March 1992 and purchased and originated approximately $21 million in retail installment sale contracts from inception through December 31, 1995, with funds derived from internally generated working capital of the Company, proceeds from the 1994 Common Stock offering and borrowings under the Credit Facility. Consistent with the intention of the Company to expand further the operations of CAC, the Company entered into the Credit Facility to provide additional funds for CAC's growth. As discussed above under the heading "Cavalier Acceptance Corporation," the Company expects to continue the expansion of the operations of CAC during 1996.

     In February 1994, the Company entered into the Credit Facility, which then consisted of a $13 million revolving, warehouse and term-loan agreement with its primary lender. The Credit Facility contained a revolving line of credit which provided for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5 million. Interest was payable under the revolving line of credit at the bank's prime rate. The warehouse and term-loan agreements contained in the Credit Facility provided for borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $8 million. Interest on the term notes was fixed for a period of five years from issuance at a rate based on the weekly average yield on five year treasury securities averaged over the preceding 13 weeks, plus 2.4%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus .75%. The warehouse component of the Credit Facility provided for borrowings of up to $2 million with interest payable at the bank's prime rate plus 1%. However in no event could the aggregate borrowings under the warehouse and term loan agreement exceed $8 million.

     In March 1996 the Credit Facility was amended to increase the maximum available borrowings under the warehouse and term loan agreements contained in the Credit Facility to $18 million from the previous limit of $8 million. The amendment increased the total amount of available borrowings under the Credit Faciltiy (including the revolving line of credit) to $23 million from $13 million. In addition to the increase in available borrowings under the Credit Facility, the interest rate on prospective borrowings under the term loan portion of the agreement was reduced by .4%. All other major terms and conditions of the Credit Facility remain unchanged by the recent amendment. The Credit Facility, as amended, will expire in April of 1998.

     On October 14, 1994 and January 31, 1995 the Company borrowed $3.7 million and $2.0 million respectively under the Credit Facility in order to continue to fund the operations of CAC and to minimize the interest rate risk of the Company's loan portfolio.

     Capital expenditures were approximately $8.0 million, $6.3 million and $2.9 million for the years ended December 31, 1995, 1994 and 1993, respectively. During 1995 the Company incurred capital expenditures of $8.0 million financed primarily with internally generated working capital. During 1994 the Company incurred capital expenditures of $6.3 million which included $3.8 million in capital expenditures financed through a portion of the proceeds of the Company's Common Stock offering. The proceeds were utilized in the opening of two additional manufacturing facilities and the expansion and modernization of certain other manufacturing facilities. During 1995 capital expenditures included normal property, plant and equipment additions and replacements plus the acquisition of a third production facility in Addison, Alabama during the fourth quarter.

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

Backlog

     The Company typically builds a home after receipt of an order from an independent dealer and, accordingly, does not generally maintain an inventory of unsold homes. In accordance with industry practice, dealers can cancel orders prior to production without penalty. The Company's backlog of orders for manufactured homes was approximately $17.8 million as of December 31, 1995, compared to approximately $16.6 million as of December 31, 1994. The Company believes that substantially all of its unfilled orders as of December 31, 1995 will be produced by the Company by the end of the Company's first quarter ending March 29, 1996. Backlog volume generally indicates the production levels at which the Company will operate at any given time but is not indicative of sales for a full year. Historically, sales in the manufactured housing industry have been seasonal in nature, with sales of homes being weaker during the winter months.

Impact of Accounting Statements

     The Company has adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 107 regarding disclosures of the fair value of financial instruments. Adoption of this statement has resulted in only increased disclosure regarding the affected instruments.

     The Financial Accounting Standards Board ("FASB") has issued SFAS No. 114, Accounting by Creditors for Impairment of a Loan, which provides guidance on recognition of impairment of a loan as well as methods for measurement of impairment. SFAS No. 114 was adopted by the Company during 1995 and has had a minimal impact on the Company's consolidated financial statements.

     The Company has adopted SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities, which provides guidance on classification and accounting treatment of investment in certain marketable securities. SFAS No. 115 was adopted during 1994 when the Company first acquired marketable securities subject to its provisions.

     The Company intends to adopt SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of which provides guidance for the accounting treatment of impairment of certain long-lived assets and intangibles and the disposition thereof. SFAS No. 121 becomes effective for fiscal years beginning after December 15, 1995. Management believes that adoption of SFAS No. 121 would be immaterial to the Company's consolidated financial statements if adopted currently.

     In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions entered into after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

     Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting.

     The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has determined that it will continue to account for employee stock-based transactions under APB No. 25 and will not elect to change to the fair value method. Adoption of the disclosure provisions of this statement in 1996 related to such employee stock-based transactions will result in only increased disclosures regarding pro forma net income and earnings per share as if the Company had applied the new method of accounting

     During 1995, the Company approved the Dealership Stock Option Plan of Cavalier Homes, Inc. (the "Dealer Plan") which provides for certain stock option grants to eligible independent dealerships. Such grants under the Dealer Plan are considered nonemployee transactions. The Company has adopted the recognition and measurement provisions of SFAS No. 123 for grants subsequent to December 15, 1995, under the Dealer Plan. Compensation expense related to such dealership grants was immaterial to the Company's 1995 consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

The following table sets forth certain unaudited quarterly financial data for the two years ended December 31, 1995 and 1994. The Company believes that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with generally accepted accounting principles. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period.


                                             First            Second             Third             Fourth
                                            Quarter           Quarter           Quarter           Quarter
                                         --------------    --------------     -------------     -------------
                                                    (in thousands, except for per share amounts)
1995
Revenues:
     Net sales                         $                 $                  $                 $
                                                57,813            70,755            70,900            73,018
     Financial services
                                                   334               396               484               550
                                         --------------    --------------     -------------     -------------

     Total revenues
                                                58,147            71,151            71,384            73,568

Gross profit on sales
                                                 8,971            11,266            12,281            12,322
Net income
                                                 1,518             2,412             2,479             2,612
Net income per share (1)                           .17               .27               .27               .27

1994
Revenues:
     Net sales                         $                 $                  $                 $
                                                46,674            49,641            49,453            60,674
     Financial services
                                                   109               142               197               255
                                         --------------    --------------     -------------     -------------

     Total revenues
                                                46,783            49,783            49,650            60,929

Gross profit on sales
                                                 6,943             6,921             7,378             9,158
Net income
                                                 1,029             1,202             1,340             1,508
Net income per share (1)                           .15               .17               .15               .17

The sum of the quarterly amounts may not equal the annual amounts due to rounding.

(1)      Adjusted  for the  five-for-four  split paid in August 1995 and the  three-for-two  split paid in February
1996.


                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Index to Consolidated Financial Statements and Schedule

Independent Auditor's Report                                         20

Consolidated Balance Sheets                                          21 - 22

Consolidated Statements of Income                                    23

Consolidated Statements of Stockholders' Equity                      24

Consolidated Statements of Cash Flows                                25

Notes to Consolidated Financial Statements                           26

Schedule -

     II - Valuation and Qualifying Accounts                          39




Schedules I, III, IV and V have been omitted because they are either not required or are inapplicable.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Cavalier Homes, Inc.:

We have audited the accompanying consolidated balance sheets of Cavalier Homes, Inc. and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cavalier Homes, Inc. and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Birmingham, Alabama
March 1, 1996 (March 14, 1996 as to the
  amendment to the Credit Facility described in Note 5)

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994


                                                                                1995                1994
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                   $   21,005,084      $   16,034,922
  Marketable securities held to maturity (Note 3)                                                      1,956,301
  Marketable securities available for sale (Note 3)                                3,583,129           1,680,072
  Accounts receivable, less allowance for losses
    of $750,000 (1995) and $650,000 (1994) (Notes 5 and 10                         1,893,400           2,856,661
  Installment contracts receivable - current                                         693,967             281,310
  Inventories (Note 5)                                                             9,540,491           9,734,314
  Deferred income taxes (Note 8)                                                   3,647,984           2,648,844
  Other current assets                                                             1,954,350             602,355
                                                                                -------------      --------------

           Total current assets                                                   42,318,405          35,794,779
                                                                                -------------      --------------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                               581,873             453,373
  Buildings and improvements                                                      10,774,729           8,352,968
  Machinery and equipment                                                         14,226,764           8,970,793
                                                                                -------------      --------------

                                                                                  25,583,366          17,777,134
  Less accumulated depreciation and amortization                                   6,689,869           4,582,479
                                                                                -------------      --------------

           Total property, plant and equipment, net                               18,893,497          13,194,655
                                                                                -------------      --------------

INSTALLMENT CONTRACTS RECEIVABLE, less
  allowance for credit losses of $551,188 (1995) and
  $350,000 (1994) (Notes 4 and 5)                                                 17,964,038           9,193,858
                                                                                -------------      --------------

GOODWILL, less accumulated amortization
   of $309,729 (1995) and $140,476 (1994) (Note 2)                                 2,213,000           2,368,552
                                                                                -------------      --------------

MARKETABLE SECURITIES HELD TO MATURITY (Note 3)                                                        2,427,526
                                                                                                   --------------

OTHER ASSETS                                                                       1,236,958             783,265
                                                                                -------------      --------------

TOTAL                                                                         $   82,625,898      $   63,762,635
                                                                                =============      ==============


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1994


                                                                                   1995                1994
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)                                 $       666,467     $       378,802
  Accounts payable                                                                 7,098,602           6,090,552
  Amounts payable under dealer incentive programs                                  6,997,496           5,184,643
  Accrued wages and related withholdings                                           1,219,891           1,463,558
  Accrued incentive compensation                                                   2,018,702           1,366,443
  Estimated warranties                                                             5,800,000           4,200,000
  Accrued insurance (Note 10)                                                      1,676,164           2,018,357
  Other accrued expenses                                                           4,923,839           2,232,218
  Income taxes                                                                       795,861             284,657
                                                                                -------------      --------------

           Total current liabilities                                              31,197,022          23,219,230
                                                                                -------------      --------------

DEFERRED INCOME TAXES (Note 8)                                                     1,042,862             875,868
                                                                                -------------      --------------

LONG-TERM DEBT (Note 5)                                                            4,314,319           3,207,168
                                                                                -------------      --------------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 2, 5, 6 and 7):
  Preferred stock, $.01 par value; 500,000 shares authorized, none issued
  Common stock, $.10 par value; authorized 15,000,000 shares,
    issued 8,993,951 shares (1995) and 4,715,678 shares (1994)                       899,395             471,568
  Additional paid-in capital                                                      22,804,129          22,053,641
  Retained earnings                                                               22,368,171          13,985,005
  Treasury stock, at average cost (20,451 shares)                                                        (49,845)
                                                                                -------------      --------------
           Total stockholders' equity                                             46,071,695          36,460,369
                                                                                -------------      --------------
TOTAL                                                                         $   82,625,898      $   63,762,635
                                                                                =============      ==============

See notes to consolidated financial statements.


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                               1995              1994              1993

REVENUES:
  Net sales                             $   272,485,557  $   206,441,436     $   155,594,809
  Financial services                          1,764,047          703,326             229,812
                                         ---------------  ---------------     ---------------
                                            274,249,604      207,144,762         155,824,621
                                         ---------------  ---------------     ---------------

COST OF SALES (Note 10)                     227,645,745      176,041,402         133,422,978

SELLING, GENERAL AND ADMINISTRATIVE (Notes 7 and 9):
  Manufacturing                              30,847,715       22,429,655          16,841,880
  Financial services                          1,126,043          545,226             207,248
                                         ---------------  ---------------     ---------------

                                            259,619,503      199,016,283         150,472,106
                                         ---------------  ---------------     ---------------

OPERATING PROFIT                             14,630,101        8,128,479           5,352,515
                                         ---------------  ---------------     ---------------

OTHER INCOME (EXPENSE):
  Interest expense:
    Manufacturing                                (7,060)          (1,168)            (30,243)
    Financial services                         (501,325)         (75,014)             (5,012)
  Other income, net                             912,668          526,282             236,564
                                         ---------------  ---------------     ---------------

                                                404,283          450,100             201,309
                                         ---------------  ---------------     ---------------

INCOME BEFORE INCOME TAXES                   15,034,384        8,578,579           5,553,824

INCOME TAXES (Note 8)                         6,014,000        3,500,000           2,221,000
                                         ---------------  ---------------     ---------------

NET INCOME                              $     9,020,384  $     5,078,579     $     3,332,824
                                         ===============  ===============     ===============

NET INCOME PER SHARE (Note 6)           $          0.98  $          0.65     $          0.51
                                         ===============  ===============     ===============

WEIGHTED AVERAGE SHARES
  OUTSTANDING (Note 6)                        9,188,996        7,868,419           6,473,895
                                         ===============  ===============     ===============


See notes to consolidated financial statements.



CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                                                                            Treasury
                                                                   Additional                         Stock - At
                                                     Common         Paid-in          Retained          Average
                                                     Stock          Capital          Earnings            Cost

BALANCE, JANUARY 1, 1993                        $   279,147     $   4,445,187      $  6,122,932    $ (1,011,872)
  Treasury stock reissued in connection
    with acquisition                                                2,459,728                            568,346
  Stock options exercised (Note 7)                    9,511           168,481
  Income tax benefits attributable to
    exercise of stock options (Note 7)                                430,851
  Five-for-four stock split effected in
    the form of a dividend (Note 6)                  72,010          (72,010)
  Cash dividends paid ($.04 per share)                                                 (227,398)
  Net income                                                                          3,332,824
  Other                                                               53,874
                                                 -----------     ------------       ------------     -----------
BALANCE, DECEMBER 31, 1993                          360,668         7,486,111         9,228,358        (443,526)
  Sales of common stock, net of
    offering costs (Note 6)                         109,000        12,734,619
  Treasury stock reissued in connection
    with acquisition (Note 2)                                       1,695,237                            393,681
  Stock options exercised (Note 7)                    1,900            51,799
  Income tax benefits attributable to
    exercise of stock options (Note 7)                                 85,875
  Cash dividends paid ($.04 per share)                               (321,932)
  Net income                                                                          5,078,579
                                                 -----------     ------------       ------------     -----------
BALANCE, DECEMBER 31, 1994                          471,568        22,053,641        13,985,005         (49,845)
  Five-for-four stock split effected in the
    form of a dividend (Note 6)                     118,175         (118,175)
  Treasury stock reissued and common
    stock issued in connection with a
    purchase option (Note 2)                            819           413,399                             49,845
  Stock options exercised (Note 7)                    9,035           688,825
  Income tax benefits attributable to
    exercise of stock options (Note 7)                                281,548
  Cash dividends paid ($.07 per share)                                                 (637,218)
  Net income                                                                          9,020,384
  Other                                                              (215,311)
  Three-for-two stock split effected in the form
    of a dividend (Note 6)                          299,798          (299,798)
                                                 -----------     ------------       ------------     -----------


BALANCE, DECEMBER 31, 1995                      $   899,395     $  22,804,129      $ 22,368,171    $        -
                                                 ===========     ============       ============     ===========

See notes to consolidated financial statements.



CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                          1995            1994                1993
OPERATING ACTIVITIES:
  Net income                                                     $     9,020,384 $    5,078,579     $    3,332,824
  Adjustments to reconcile net income to net
    cash provided by operating activities:
    Depreciation and amortization                                      2,509,043      1,745,800            973,467
    Provision for credit losses and repurchase commitments               301,188        286,070            434,903
    (Gain) loss on sale of property, plant and equipment                  22,333        (19,604)             4,210
    Equity in undistributed earnings of partnership
      investment                                                        (236,602)      (304,493)          (138,618)
    Changes in assets and liabilities provided (used) cash,
      net of effects of acquisitions:
        Accounts receivable                                              863,261       (409,130)         3,376,185
        Inventories                                                      193,823     (2,371,652)          (990,495)
        Amounts payable under dealer incentive programs                1,812,853        778,690            820,753
        Accrued wages and related withholdings                          (243,667)        83,688            (47,657)
        Estimated warranties                                           1,600,000        750,000            486,350
        Other assets and liabilities                                   2,898,579      4,128,727          1,498,356
                                                                    -------------  -------------      -------------

           Net cash provided by operating activities                  18,741,195      9,746,675          9,750,278
                                                                    -------------  -------------      -------------

INVESTING ACTIVITIES:
  Net cash received (paid) in connection with acquisitions              (215,311)    (1,117,759)           567,406
  Proceeds from sale of property, plant and equipment                     62,549         36,908             37,800
  Capital expenditures                                                (8,033,725)    (6,330,075)        (2,933,258)
  Purchases of marketable securities                                 (1,004,181)     (6,075,826)
  Proceeds from maturity of marketable securities                      3,209,847
  Purchases and originations of installment contracts               (10,720,802)     (7,309,001)        (2,625,294)
  Principal collected on installment contracts                         1,336,777        542,507            145,270
  Other                                                                  138,354         55,000
                                                                    -------------  -------------      -------------

           Net cash used in investing activities                     (15,226,492)   (20,198,246)        (4,808,076)
                                                                    -------------  -------------      -------------

FINANCING ACTIVITIES:
  Net proceeds from sales of common stock                             12,843,619
  Net payments under lines of credit                                                                      (189,017)
  Proceeds from long-term borrowings                                   2,000,000      3,700,000
  Payments on long-term debt                                            (605,184)      (114,030)          (288,290)
  Proceeds from exercise of stock options                                697,861         53,699            177,992
  Cash dividends paid                                                   (637,218)      (321,932)          (227,398)
                                                                    -------------  -------------      -------------

        Net cash provided by (used in) financing activities            1,455,459     16,161,356           (526,713)
                                                                    -------------  -------------      -------------

NET INCREASE IN CASH AND CASH
  EQUIVALENTS                                                          4,970,162      5,709,785          4,415,489

CASH AND CASH EQUIVALENTS,
  BEGINNING OF YEAR                                                   16,034,922     10,325,137          5,909,648
                                                                    -------------  -------------      -------------

CASH AND CASH EQUIVALENTS,
  END OF YEAR                                                    $   21,005,084  $   16,034,922     $   10,325,137
                                                                    =============  =============      =============

See notes to consolidated fiancial statements.


CAVALIER HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of Cavalier Homes, Inc. and its wholly owned subsidiaries, (hereinafter collectively referred to as the "Company"). The Company's ownership interests in a limited partnership and two C corporations (all of which are 50% or less) are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets. Intercompany profits, transactions and balances have been eliminated in consolidation.

      Nature of Operations - The Company designs and manufactures a wide range of high quality manufactured homes which are sold to a network of independent dealers located primarily in the southeast, southwest and midwest regions of the United States. In addition, through its financing subsidiary, Cavalier Acceptance Corporation ("CAC"), the Company offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's independent exclusive dealer network.

      Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - The carrying value of the Company's cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. Additional information concerning the fair value of other financial instruments is disclosed in Notes 4 and 5.

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

      Inventories - Inventories consist primarily of raw materials and are stated at the lower of cost (first-in, first-out method) or market. During 1995, 1994 and 1993, the Company purchased raw materials of approximately $7,900,000, $7,360,000, and $4,960,000 respectively, from the limited partnership referred to above.

      Property, Plant and Equipment - Property, plant and equipment is stated at cost and depreciated primarily over the estimated useful lives of the related assets using the straight-line method.
      Maintenance and repairs are expensed as incurred.

      Goodwill - Goodwill is being amortized over 15 years using the straight-line method. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

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

      Allowance for Losses on Installment Contracts -The Company has provided an allowance for estimated future losses resulting from retail financing activities of its financial services subsidiary, CAC, primarily based upon management's current assessment of individual loans in the portfolio and repossession experience in the industry. CAC does not exclusively finance sales for any dealer; all dealers have other financing sources available to offer to their retail customers. Homes financed are subject to repossession by CAC upon default by the borrower.

      Insurance - The Company's workmen's compensation, product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated when sufficiently reliable data is available in accordance with the consensus reached in Emerging Issues Task Force Issue No. 93-14, Accounting for Multiple-Year Retrospectively Rated Insurance Contracts by Insurance Enterprises and Other Enterprises.

      Income Taxes - Effective January 1, 1993, the Company adopted SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 requires that deferred income taxes be determined under an asset and liability method. Under this method, deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Previously, deferred income taxes were determined under Accounting Principles Board Opinion No. 11, Accounting for Income Taxes ("APB No. 11"). Under APB No. 11, deferred income taxes were based on the historical tax effects of timing differences between book and taxable income. The impact of adopting SFAS No. 109 in 1993 was immaterial to the Company's consolidated financial statements.

      Net Income Per Share - Net income per share is based on the weighted average number of shares outstanding during each period including the dilutive effect of stock options.

      Accounting Standards Yet to be Adopted - In October 1995, the Financial Accounting Standard Board ("FASB") issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995 and adoption of the recognition and measurement provisions for nonemployee transactions entered into after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period.

      Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB No. 25") but would be required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting.

      The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has determined that it will continue to account for employee stock-based transactions under APB No. 25 and will not elect to change to the fair value method. Adoption of the disclosure provisions of this statement in 1996 will result in only increased disclosures regarding pro forma net income and earnings per share as if the Company had applied the new method of accounting.

      The FASB has also issued SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. This
      statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for fiscal years beginning after December 15, 1995 and management believes its impact would be immaterial to the Company's financial statements if adopted currently.

2.    ACQUISITIONS

      In August  1995,  the Company  acquired an option to purchase  the balance
      (73.5%) of the outstanding shares of common stock of Wheel House Structures, Inc. ("Wheel House") not already owned by the Company through the reissuance of treasury stock and the issuance of common stock with a total value of $464,063. In January 1996, the Company exercised the option and acquired the remaining common stock of Wheel House through the issuance of common stock valued at $690,937. The total purchase price of the acquisition was $1,155,000 and will be accounted for under the purchase method. This acquisition was immaterial to the Company's consolidated financial statements.

      On October 28, 1994, the Company acquired all of the outstanding stock of Astro Mfg. Co., Inc.("Astro") for $3,138,432 in cash and 160,686 shares of the Company's common stock previously held in treasury.

      This acquisition was accounted for using the purchase method and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of consideration paid over the estimated fair value of the net assets acquired was recorded as goodwill. Deferred income taxes were established for the difference in bases between financial and tax reporting of these assets and liabilities at the acquisition date. The consolidated statements of income include the results of Astro's operations from its acquisition date forward.

      The estimated fair value of assets acquired and liabilities assumed in this acquisition is summarized as follows:

Cash                                                              $ 1,959,572
Other current assets                                                2,938,886
Property, plant and equipment                                       1,871,063
Goodwill                                                            1,382,624
Other assets                                                           84,580
Current liabilities                                                (2,388,757)
Deferred income taxes                                                (473,337)
Other liabilities                                                    (201,382)
                                                                 -------------
                                                                $   5,173,249
                                                                 =============
Consideration consisting of:
Cash                                                            $   3,138,432
Fair value of treasury stock reissued                               1,873,607
Amounts paid or accrued for acquisition costs                         161,210
                                                                 -------------
  Total purchase price                                          $   5,173,249
                                                                 =============


      The following unaudited pro forma consolidated results of operations for the year ended December 31, 1994 has been prepared as though the acquisition occurred as of January 1, 1994. The pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations that would have been achieved had the acquisition taken place as of January 1, 1994 or in the future.


Net sales                                                       $ 217,212,893
Net income                                                          5,056,124
Net income per share                                                      .64



3.    MARKETABLE SECURITIES

      Marketable securities have been classified in the consolidated balance sheets at December 31, 1995 and 1994 according to management's intent. As permitted by A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities issued by the FASB in November 1996, the Company reassessed the appropriateness of the classifications of all its marketable securities. Accordingly, at December 31, 1995 the Company transferred approximately $2,500,000 of marketable securities classified as held to maturity to available for sale. At December 31, 1995 and 1994, the carrying amounts of marketable securities, which approximate their fair values, were as follows:


                                                     1995               1994
Marketable securities held to maturity:
  Due in one year or less:
    Corporate bonds                                              $   1,461,569
    United States Treasury Notes                                       494,732
                                                                  -------------
                                                                     1,956,301
                                                                  -------------
  Due in one year to five years:
    Corporate bonds                                                  1,427,526
    United States Treasury Notes                                     1,000,000
                                                                  -------------
                                                                     2,427,526
                                                                  -------------
Total held to maturity                                           $   4,383,827
                                                                  =============

Marketable securities available for sale:
  Closed end funds                            $   1,097,225      $   1,680,072
  Corporate bonds                                 1,481,723
  United States Treasury Notes                    1,000,000
  Common stocks                                       4,181
                                               -------------      -------------
                                              $   3,583,129      $   1,680,072
                                               =============      =============




4.    ALLOWANCE FOR LOSSES ON INSTALLMENT CONTRACTS

      At December 31, 1995, the average term of CAC's loan portfolio was approximately 187 months and the weighted average interest rate was 11.3%.

      At December 31, 1995, the Company estimates the fair value of its installment contracts to be $20,320,000. The fair value of the installment contracts was determined using interest rates currently offered by CAC on similar contracts.

      Activity in the allowance for losses on installment contracts was as follows:

                                        1995            1994             1993

Balance, beginning of year        $   350,000     $   104,000     $     22,000
Provision for losses                  311,000         265,000           90,000
Charge-offs, net                     (110,000)        (19,000)          (8,000)
                                   -----------     -----------     ------------
Balance, end of year              $   551,000     $   350,000     $    104,000
                                   ===========     ===========     ============




5.    CREDIT ARRANGEMENTS
      In February 1994, the Company executed a $13 million revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5 million. Interest is payable under the revolving line of credit at the bank's prime rate (8.5% at December 31, 1995).

      The warehouse and term-loan agreements contained in the Credit Facility provide for borrowings of up to 80% of the Company's eligible (as defined) installment sale contracts, up to a maximum of $8 million. Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five year treasury securities averaged over the preceding 13 weeks, plus 2.4%, and floats for the remaining two years at a rate (subject to certain limits) equal to the bank's prime rate plus .75%. The warehouse component of the Credit Facility provides for borrowings of up to $2 million with interest payable at the bank's prime rate plus 1%. However, in no event may the aggregate outstanding borrowings under the warehouse and term-loan agreement exceed $8 million.

      The Credit Facility contains certain restrictive covenants, which limit the aggregate of dividend payments and purchases of treasury stock to 50% of consolidated net income for the two most recent years. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by CAC and the capital stock of certain of the Company's consolidated subsidiaries.

      In March of 1996, the Company executed an amendment to the Credit Facility which increased the maximum available borrowings under the warehouse and term-loan agreements contained in the Credit Facility to $18 million from the previous limit of $8 million. The amendment increased the total amount of available borrowings under the Credit Facility (including the revolving line of credit) to $23 million from $13 million. In addition to the increase in available borrowings under the Credit Facility, the interest rate on prospective borrowings under the term-loan portion of the agreement was reduced by .40%. The bank's commitment under the Credit Facility will expire in April of 1998. All other major terms and commitments under the agreement remain unchanged.

      At December 31, 1995, the Company's long-term debt consists of three term loans which bears interest at fixed rates ranging from 9.40% to 10.15% for the first five years, and floats for the remaining two years as described above. Principal repayment requirements are as follows:

    Year Ending
   December 31,                                                   Amount

       1996                                                $      666,467
       1997                                                       736,120
       1998                                                       811,438
       1999                                                       883,673
       2000                                                       900,400
    Thereafter                                                    982,688
                                                            --------------
       Total                                               $    4,980,786
                                                            ==============


      The fair value of the outstanding borrowings under the Credit Facility is estimated by the Company to be $5,224,000 at December 31, 1995. This estimate was determined using the current rate at which the Company believes it could obtain a similar credit facility.

      Cash paid for interest during the years ended December 31, 1995, 1994 and 1993 was $494,087, $61,832 and $35,255, respectively.

6.    STOCKHOLDERS' EQUITY

      In June 1994, the Company completed a secondary public offering of 1,000,000 shares of its common stock at $13 per share. In July 1994, the Company sold an additional 90,000 shares at the same price per share. The Company received net proceeds of $12,843,619 (after offering costs) from these sales.

      On July 17, 1995 and September 7, 1993, the Company's Board of Directors declared five-for-four stock splits on the Company's common stock, which were effected in the form of 25% stock dividends, distributed on August 15, 1995 and November 15, 1993 to stockholders of record on July 31, 1995 and October 4, 1993, respectively.

      On January 22, 1996, the Board of Directors authorized a three-for-two stock split effected in the form of a 50% stock dividend. The stock dividend was distributed on February 15, 1996 to holders of record on January 31, 1996. Stockholders' equity at December 31, 1995 has been restated to give retroactive recognition for this stock split. All applicable share and per share data have been restated to give effect for all stock splits.

7.    STOCK OPTION PLANS

          Dealership Stock Option Plan -

            During 1995, the Company's Board of Directors approved the Dealership Stock Option Plan of Cavalier Homes, Inc. (the "Dealer Plan") under which an aggregate of 450,000 shares of the Company's common stock may be issued to the eligible independent dealerships (as defined in the Plan) at a price equal to the fair market value of the Company's common stock as of a date during the calendar quarter for which such option is to be granted, such date to be determined by the plan administrator. Options granted under the Dealer Plan are immediately exercisable and expire three years from the grant date. Options exercisable and shares available for future grants were 17,850 and 432,150, respectively. All outstanding options are exercisable at a price of $10.92. The Company adopted the recognition and measurement provisions of SFAS No. 123 for Dealer Plan options granted after December 15, 1995. Compensation expense related to this plan was immaterial to the Company's 1995 consolidated financial statements.

            Employee and Director Plans:

            During 1993, the Company adopted the Cavalier Homes, Inc. 1993 Amended and Restated Nonqualified Stock Option Plan (the "1993
           Nonqualified Plan") and the Cavalier Homes, Inc. 1993 Amended and Restated Nonemployee Directors Stock Option Plan (the "1993 Nonemployee Directors Plan"). These plans provide for the issuance of stock options to key employees and nonemployee directors to acquire up to 773,438 and 281,250 shares, respectively, of common stock.

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

            The Company has also adopted the 1988 Nonqualified Stock Option Plan (the "1988 Plan") under which the Company may grant nonqualified stock options to directors, officers, or key employees with respect to an aggregate of 585,938 of its common shares. Options may be granted at an exercise price of not less than 60% of the fair market value of the underlying shares on the date of grant. Options generally are exercisable after six months from the date of grant and must be exercised within ten years, except under certain conditions.

            The Company adopted in 1986 the Long Term Incentive Compensation Plan (the "1986 Plan") under which it may grant restricted stock awards, stock appreciation rights, and qualified or nonqualified stock options to key employees with respect to an aggregate of 292,969 of its common shares. Qualified stock options may be granted at an exercise price of not less than 100% of the fair market value of the underlying shares on the date of grant. Nonqualified options may be granted at an exercise price determined by the Compensation Committee of the Board of Directors. Options generally are exercisable at a cumulative rate of 20% annually after one year and must be exercised within ten years from the date of grant, except under certain conditions.

      As of December 31, 1995,  substantially    all   available  options  under
      the 1988 Plan and the 1986 Plan had been granted.

      Compensation expense with respect to options granted at less than fair market value at date of grant under the employee and director plans was immaterial for the years ended December 31, 1995, 1994 and 1993. With respect to options exercised, the income tax benefits resulting from compensation expense allowable under federal income tax regulations in excess of the expense reflected in the Company's financial statements have been credited to additional paid-in-capital. These benefits, which totaled $281,548 (1995), $85,875 (1994), and $430,851 (1993), represent a noncash financing transaction for purposes of the consolidated statements of cash flows.

      Information regarding the employee and director stock option plans is summarized below:

                                               Shares           Per Option
  Shares under option:
    Outstanding at January 1, 1993              228,984
    Options granted                             868,271    $4.27 - $5.97
    Options exercised                          (178,335)     .68 -  1.07
                                          ---------------
    Outstanding at December 31, 1993            918,920
    Options granted                              90,469     5.33 -  8.67
    Options exercised                           (35,623)     .68 -  4.27
    Options terminated                           (8,203)
                                          ---------------
    Outstanding at December 31, 1994            965,563
    Options granted                              98,447     5.53 - 11.75
    Options exercised                          (139,857)    .68 -   5.33
    Options terminated                          (35,187)
                                          ---------------
    Outstanding at December 31, 1995            888,966
                                          ===============

      Stock options exercisable and shares available for future grants at December 31, 1995 were 833,738 and 141,585, respectively, under these plans.

8.    INCOME TAXES

      Provision for income taxes consist of:

                                  1995              1994               1993
Current:
  Federal                  $   5,994,000     $   3,313,000      $   2,208,000
  State                          855,000           581,000            390,000
                            -------------     -------------      -------------
                               6,849,000         3,894,000          2,598,000
                            -------------     -------------      -------------
Deferred:
  Federal                      (734,000)          (333,000)          (320,000)
  State                        (101,000)           (61,000)           (57,000)
                            -------------     -------------      -------------
                                (835,000)         (394,000)          (377,000)
                            -------------     -------------      -------------
     Total                 $   6,014,000     $   3,500,000      $   2,221,000
                            =============     =============      =============

      Total income tax expense for 1995, 1994, and 1993 is different from the amount that would be computed by applying the expected federal income tax rate of 35% to income before income taxes.

      The reasons for this difference are as follows:

                                                       1995              1994            1993

Income tax at expected federal income tax rate  $   5,262,000    $   3,003,000   $   1,944,000
State income taxes, net of federal tax effect         752,000          343,000         220,000
Non-deductible operating expenses                     171,000          110,000          52,000
Effect of graduated tax rates                        (121,000)         (86,000)        (56,000)
Other                                                 (50,000)         130,000          61,000
                                                 -------------    -------------   -------------
                                                $   6,014,000    $   3,500,000   $   2,221,000
                                                 =============    =============   =============

      The approximate tax effects of temporary differences at December 31, 1995 and 1994 were as follows:

                                                  1995               1994
                                                    Assets (Liabilities)
Current differences:
  Warranty expense                         $    1,731,000     $   1,309,000
  Inventory capitalization                        176,000           159,000
  Allowance for losses on receivables             488,000           390,000
  Accrued expenses                                979,000           759,000
  Other                                           274,000            32,000
                                            --------------     -------------
                                           $    3,648,000     $   2,649,000
                                            ==============     =============

Noncurrent differences:
  Depreciation and basis differential
     of acquired assets                    $   (1,109,000)    $    (950,000)
  Other                                            66,000            74,000
                                            --------------     -------------
                                           $   (1,043,000)    $    (876,000)
                                            ==============     =============


      Cash paid for income taxes for the years ended December 31, 1995, 1994 and 1993 was $5,905,107, $3,519,401 and $2,022,253, respectively.

9.    EMPLOYEE BENEFIT PLAN

      The Company sponsors an Employee 401(k) Retirement Plan covering all employees who meet participation requirements. Employee contributions are limited to a percentage of their basic compensation as defined in the Plan. The amount of the Company's matching contribution is discretionary as determined by the Board of Directors. Company contributions amounted to $229,000, $175,000 and $141,000 for the years ended December 31, 1995,
      1994 and 1993, respectively.

10.   COMMITMENTS AND CONTINGENCIES

      Operating leases:

      Four of the Company's manufacturing facilities are leased under separate operating lease agreements (the "Related Leases") with partnerships or companies whose owners are certain officers, directors or stockholders of the Company. The Related Leases require monthly payments ranging from $6,000 to $25,000 and provide for lease terms ending from August 1996 to April 1999 as well as renewal option periods. The Related Leases also contain purchase options whereby the Company can purchase the respective manufacturing facility for amounts ranging from $850,000 to $1,750,000 at any time during the lease terms.

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

      Future minimum rents payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1995 are as follows:

   Year Ending
  December 31,                                           Amount

      1996                                          $      681,000
      1997                                                 521,000
      1998                                                 353,000
      1999                                                 101,500
                                                     --------------
      Total                                         $    1,656,500
                                                     ==============

      Total rent expense was $1,044,000, $832,000 and $641,000 for the years ended December 31, 1995, 1994 and 1993, respectively, including rents paid to related parties of $723,000 (1995), $662,000 (1994) and $460,000
      (1993).

      Contingent Liabilities and Other:

      a. It is customary practice for companies in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of the Company's sales are made to dealers located primarily in the southeast, southwest and midwest regions of the United States pursuant to repurchase agreements with lending institutions.. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company was contingently liable for an amount estimated to be $65 million under these agreements as of December 31, 1995, such contingency is reduced by the resale value of the homes which are required to be repurchased. The Company has an allowance for losses of $750,000 (1995) and $650,000 (1994) based on prior experience and current market conditions. Management expects no material loss in excess of the allowance.

      b. Under the insurance plans described in Note 1, the Company is contingently liable at December 31, 1995 for future retrospective premium adjustments up to a maximum of approximately $6,300,000 in the event that additional losses are reported related to prior years. The Company recorded an estimated liability of approximately $1,117,000 (1995) and $970,000 (1994) related to such incurred but not reported claims. Management expects no material loss in excess of the allowance.

      c. The Company and certain of its equity partners have jointly and severally guaranteed certain short-term debt, with a balance of $1,100,000 at December 31, 1995, of the limited partnership in which the Company owns a 33% interest.

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

      Financial information for these segments is summarized in the following table:


                                                                               General
                                                           Financial          Corporate
                                     Manufacturing          Services        (Unallocated)            Total

Year ended December 31, 1995:

  Revenues                         $   272,485,557      $   1,764,047                          $   274,249,604
  Operating profit                      15,393,701            638,004    $   (1,401,604)            14,630,101

  Identifiable assets                   56,804,039         22,387,690         3,434,169             82,625,898
  Depreciation and
    amortization                         2,443,561             58,672             6,810              2,509,043
  Capital expenditures                   7,760,483            260,151             13,091             8,033,725

Year ended December 31, 1994:

  Revenues                         $   206,441,436     $      703,326                          $   207,144,762
  Operating profit                       8,927,547            158,100    $     (957,168)             8,128,479
  Identifiable assets                   45,747,771         14,178,925         3,835,939             63,762,635
  Depreciation and
    amortization                         1,722,401             13,426             9,973              1,745,800
  Capital expenditures                   6,330,075                  -                 -              6,330,075

Year ended December 31, 1993:

  Revenues                         $   155,594,042     $      229,812    $          767        $   155,824,621
  Operating profit                       6,640,453             22,564        (1,310,502)             5,352,515
  Identifiable assets                   27,143,220          3,449,685           588,733             31,181,638
  Depreciation and
    amortization                           965,215              6,844             1,408                973,467
  Capital expenditures                   2,851,429             81,829                 -              2,933,258


                                               * * * * *

                      CAVALIER HOMES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           For the Years Ended December 31, 1995, 1994 and 1993

                                                              Additions
                                            Balance at        Charged to        Charged to                           Balance at
                                           Beginning of        Costs and           Other                               End of
                                              Period           Expenses          Accounts          Deductions          Period
                                         ----------------   ---------------   ---------------   ----------------  ----------------
 Allowance for Losses on Accounts
     Receivable:
     Year Ended December 31, 1995      $                                                                        $
                                                 650,000           152,554                 -           (52,554)           750,000
                                         ================   ===============   ===============   ================  ================

     Year Ended December 31, 1994      $                                                                        $
                                                 560,000            62,860            50,000           (22,860)           650,000
                                         ================   ===============   ===============   ================  ================

     Year Ended December 31, 1993      $                                                                        $
                                                 450,000           353,377                 -          (243,377)           560,000
                                         ================   ===============   ===============   ================  ================

 Allowance for Credit Losses:
     Year Ended December 31, 1995      $                                                                        $
                                                 350,000           311,190                 -          (110,002)           551,188
                                         ================   ===============   ===============   ================  ================

     Year Ended December 31, 1994      $                                                                        $
                                                 103,930           265,048                 -           (18,978)           350,000
                                         ================   ===============   ===============   ================  ================

     Year Ended December 31, 1993      $                                                                        $
                                                  22,404            89,526                 -            (8,000)           103,930
                                         ================   ===============   ===============   ================  ================

 Accumulated Amortization of Goodwill:
     Year Ended December 31, 1995      $                                                                        $
                                                 140,476           166,763                 -                  -           307,239
                                         ================   ===============   ===============   ================  ================

     Year Ended December 31, 1994      $                                                                        $
                                                  47,405            93,071                 -                  -           140,476
                                         ================   ===============   ===============   ================  ================

     Year Ended December 31, 1993      $                                                                        $
                                                       -            47,405                 -                  -            47,405
                                         ================   ===============   ===============   ================  ================

 Accumulated Amortization of Non-Compete
     Agreement:
     Year Ended December 31, 1995      $                                                                        $
                                                 122,232            66,672                 -                  -           188,904
                                         ================   ===============   ===============   ================  ================

     Year Ended December 31, 1994      $                                                                        $
                                                  55,560            66,672                 -                  -           122,232
                                         ================   ===============   ===============   ================  ================

     Year Ended December 31, 1993      $                                                                        $
                                                       -            55,560                 -                  -            55,560
                                         ================   ===============   ===============   ================  ================

 Warranty Reserve:
     Year Ended December 31, 1995      $                                                                        $
                                               4,200,000        11,385,825                          (9,785,825)         5,800,000
                                         ================   ===============   ===============   ================  ================

     Year Ended December 31, 1994      $                                                                        $
                                               3,100,000         7,740,813           350,000        (6,990,813)         4,200,000
                                         ================   ===============   ===============   ================  ================

     Year Ended December 31, 1993      $                                                                        $
                                               2,383,500         4,940,758           230,150        (4,454,408)         3,100,000
                                         ================   ===============   ===============   ================  ================


ITEM 9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

For a description of the directors and executive officers of the Company, see "Election of Directors," "Executive Officers and Principal Stockholders," and "Compliance with Section 16(a) of the Exchange Act" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1996, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For a description of the Company's executive compensation, see "Election of Directors," "Executive Officers and Principal Stockholders," "Executive Compensation" (other than the "Report of the Compensation Committee on Executive Compensation" and the "Performance Graph"), "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1996, which sections are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL
              OWNERS

For a description of the security ownership of management and certain beneficial owners, see "Executive Officers and Principal Stockholders" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1996, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of certain relationships and related transactions of the Company, see "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships And Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 1996, which are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
              FORM 8-K

     (a) 1.   The  financial  statements  contained  in this  report  and    the
page on which they may be found are as follows:

     Financial Statement Description                         Form 10-K Page No.

     Independent Auditors' Report                                            20
     Consolidated Balance Sheets as of December 31, 1995
        and 1994                                                             21
     Consolidated Statements of Income for the years ended
        December 31, 1995, 1994 and 1993                                     23
     Consolidated Statements of Stockholders'
        Equity for the years ended December 31, 1995, 1994 and 1993          24
     Consolidated Statements of Cash Flows for the
        years ended December 31, 1995, 1994 and 1993                         25
     Notes to Consolidated Financial Statements                              26

         2. The financial statement schedules required to be filed with this report and the pages on which they may be found are as follows:

      Schedule Schedule Description                          Form 10-K Page No.

      II Valuation and Qualifying Accounts                                   39

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

 (10) Material contracts

     *  (a)  Option  and  Stock  Exchange  Agreement  by  and  among  Wheelhouse
Structures, Inc., Shareholders of Wheel House Structures, Inc. and Cavalier Homes, Inc. dated as of August 28, 1995, filed as Exhibit 2(a) to the Company's Registration Statement on Form S-3 (Registration No. 333-00607), is incorporated herein by reference.

     * (b) Dealership Stock Option Plan of Cavalier Homes, Inc. filed as Exhibit 4(c) to the Comapny's Registration Statement on Form S-3 dated September 11, 1995, (Registration No. 33-62487), is incorporated herein by reference.

     (c) Lease Agreement between City of Mineral Wells, Texas and Cavalier Homes of Texas dated February 27, 1996.

     (d) Amendments to the Revolving, Warehouse and Term Loan Agreement among the Company and First Commercial Bank Birmingham, Alabama) dated March 14, 1996.

     * (e) Stock Purchase Agreement, as amended, by and among Astro Mfg. Co., Inc., Shareholders of Astro Mfg. Co., Inc. and Cavalier Homes, Inc. dated as of October 14, 1994, filed as Exhibit 2(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by reference.

     * (f) Holdback agreement between Cavalier Homes, Inc. and Raymond A. Peltcs, dated October 28, 1994, filed as Exhibit 2(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by reference.

     * **(g) Cavalier Homes, Inc. 1988 Nonqualified Stock Option Plan, as amended, filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is Incorporated herein by reference.

     * (h) Lease between Cavalier Homes of Alabama, Inc. and Robert L. Burdick, John W Lowe, and Jerry F. Wilson, as tenants in common dated September 1, 1988, as amended, filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     * (I) Commercial Sub-Lease between Winston County Industrial Development Association and Cavalier Homes of Alabama, Inc., dated March 5, 1993 filed as
Exhibit 10(d) to the Company's Registration Statement on Form S-2 (Registration No. 33-59452), is incorporated herein by reference.

     * (j) Agreement and Plan of Merger, dated February 26, 1993, among Homestead Homes, Inc., the Stockholders of Homestead Homes, Inc., Cavalier Acquisition Corporation and Cavalier Homes, Inc. filed as Exhibit 2 to the Company's Current Report on Form 8-K dated February 26, 1993, as amended on Form 8, dated March 12, 1993, is incorporated herein by reference.

     * (k) Revolving, Warehouse and Term Loan Agreement among the Company and First Commercial Bank Birmingham, Alabama) dated February 17, 1994, filed as
Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     * (l) Lease Agreement between Leonard Properties and Cavalier Homes of Texas dated February 17, 1994, filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     * **(m) Cavalier Homes, Inc. 1993 Amended and Restated Nonqualified Stock Option Plan, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     * **(n) Cavalier Homes, Inc. 1993 Amended and Restated Nonemployee Directors Stock Option Plan, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     * (o) Guaranty Agreement between SouthTrust Bank of Marion County and Cavalier Homes, Inc. dated February 18, 1993, relating to guaranty of payments by WoodPerfect, Ltd., filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     * (p) Sub-lease Agreement with Option to Purchase between Winfield Industrial Development Association, Inc and Buccaneer Homes of Alabama, Inc. dated May 9, 1994 filed as Exhibit 10(k) to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Registration No, 33-78644), is incorporated herein by reference.

     * (q) Lease Agreement with Option to Purchase between Marion County Industrial Development Association, Inc and Quality Housing Supply, Inc. dated May 9, 1994 filed as Exhibit 10(l) to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Registration No, 33-78644), is incorporated herein by reference.

(11) Statement Re Computation of Per Share Earnings.

(21) Subsidiaries of the Registrant.

(23) Consent of Deloitte & Touche LLP.

* Incorporated by reference herein.

**Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

         None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     CAVALIER HOMES, INC.
                                                     Registrant



                                                     By:/s/ JERRY F. WILSON
                                                     Date: April 1, 1996


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Signature            Title                               Date

/s/ JERRY F. WILSON           Director and Principal              April 1, 1996
- ----------------------------  Executive Officer

/s/ DAVID A. ROBERSON         Principal Financial and             April 1, 1996
- ----------------------------  Accounting Officer

/s/ BARRY DONNELL             Chairman of the Board and Director  April 1, 1996
- ----------------------------


/s/ THOMAS A. BROUGHTON, III  Director                            April 1, 1996
- ----------------------------


/s/ JOHN W LOWE               Director                            April 1, 1996
- ----------------------------


/s/ LEE ROY JORDAN            Director                            April 1, 1996
- ----------------------------

                                      INDEX

                                                                    Page in
                                                                  Sequentially
Exhibit                                                             Numbered
Number                                                               Filing

(10)     Material Contracts

         (c)  Lease Agreement between City of Mineral Wells,
              Texas and Cavalier Homes of Texas.

         (d)  Amendments to the Revolving, Warehouse and
              Term Loan Agreement.

(11)     Statement Re Computation of Per Share Earnings

(21)     Subsidiaries of the Registrant

(23)     Consent of Deloitte & Touche LLP

(27) Financial Data Schedule filed as an EDGAR Exhibit only.