Form 10-Q
period 1996-03-29
CAVALIER HOMES INC
filed 1996-05-13
CIK 789863

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended  March 29, 1996
                                         --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from                 to
                                         --------------     --------------

                          Commission File Number 1-9792

                              Cavalier Homes, Inc.
             (Exact name of Registrant as specified in its charter)


         Delaware                                          63-0949734
- -------------------------------                  -------------------------------
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                      Identification Number)


            Highway 41 North & Cavalier Road, Addison, Alabama 35540
           ----------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (205) 747-1575
           ----------------------------------------------------------
              (Registrant's telephone number, including area code)

           ----------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                                  Outstanding at May 10, 1996
- -------------------------------                  -------------------------------
Common Stock $.10 Par Value                              9,320,240 Shares

                      CAVALIER HOMES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                      Page No.

Part I.  Financial Information (Unaudited)

         Consolidated Condensed Balance Sheets -
         March 29, 1996 and December 31, 1995                               3

         Consolidated Condensed Statements of Income -
         Thirteen Weeks ended March 29, 1996 and
         March 31, 1995                                                     4

         Consolidated Condensed Statements of Cash
         Flows - Thirteen Weeks ended March 29, 1996 and
         March 31, 1995                                                     5

         Notes to Consolidated Condensed Financial Statements               6

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9

Part II. Other Information

         Item 6.  Exhibits                                                 12

         Signatures                                                        13

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                   March 29,     December 31,
                                                                                      1996           1995
ASSETS                                                                            (Unaudited)     (Audited)
CURRENT ASSETS:
     Cash and cash equivalents                                                  $    5,627,000 $   21,005,084
     Marketable securities available for sale                                        3,328,000      3,583,129
     Accounts receivable, less allowance for
            losses of $750,000 (1996 and 1995)                                      21,239,000      1,893,400
     Installment contracts receivable - current                                        729,000        693,967
     Inventories                                                                    12,502,000      9,540,491
     Deferred income taxes                                                           3,648,000      3,647,984
     Other current assets                                                            1,168,000      1,954,350
                                                                                 -------------- --------------
            Total current assets                                                    48,241,000     42,318,405

PROPERTY, PLANT AND EQUIPMENT (Net)                                                 21,727,000     18,893,497

INSTALLMENT CONTRACTS RECEIVABLE, less
    allowance for credit loss of $578,000 (1996)
    and $551,188 (1995)                                                             21,049,000     17,964,038

GOODWILL, less accumulated amortization of
    $377,000 (1996) and $309,729 (1995)                                              3,658,000      2,213,000

OTHER ASSETS                                                                         1,287,000      1,236,958
                                                                                 -------------- --------------
                                                                                $   95,962,000 $   82,625,898
                                                                                 ============== ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                          $      776,000 $      666,467
     Accounts payable                                                               12,350,000      7,098,602
     Amounts payable under dealer incentive programs                                 6,454,000      6,997,496
     Accrued wages and related withholdings                                          2,860,000      1,219,891
     Accrued incentive compensation                                                  2,020,000      2,018,702
     Estimated warranties                                                            6,500,000      5,800,000
     Accrued insurance                                                               1,774,000      1,676,164
     Other accrued expenses                                                          4,725,000      4,923,839
     Accrued income taxes                                                            2,236,000        795,861
                                                                                 -------------- --------------
          Total current liabilities                                                 39,695,000     31,197,022

DEFERRED INCOME TAXES                                                                1,223,000      1,042,862

LONG-TERM DEBT                                                                       5,026,000      4,314,319

STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized
        500,000 shares, none issued
     Common stock, $.10 par value; authorized
        15,000,000 shares; issued 9,159,104 (1996)
        and 8,993,951 (1995) shares                                                    916,000        899,395
     Additional paid-in capital                                                     24,134,000     22,804,129
     Retained earnings                                                              24,968,000     22,368,171
                                                                                 -------------- --------------
         Total stockholders' equity                                                 50,018,000     46,071,695
                                                                                 -------------- --------------
                                                                                $   95,962,000 $   82,625,898
                                                                                 ============== ==============

See Notes to Consolidated Condensed Financial Statements

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

                                                                                     Thirteen Weeks Ended
                                                                                   March 29,      March 31,
                                                                                      1996           1995
REVENUES:
     Net sales                                                                  $   74,784,000 $   57,813,549
     Financial services                                                                620,000        333,638
                                                                                 -------------- --------------
                                                                                    75,404,000     58,147,187
                                                                                 -------------- --------------
COST OF SALES                                                                       61,813,000     48,842,637

SELLING, GENERAL AND ADMINISTRATIVE:
    Manufacturing                                                                    8,657,000      6,680,576
    Financial services                                                                 359,000        189,277
                                                                                 -------------- --------------
                                                                                    70,829,000     55,712,490
                                                                                 -------------- --------------
OPERATING PROFIT                                                                     4,575,000      2,434,697
                                                                                 -------------- --------------
OTHER INCOME(EXPENSE):
    Interest expense:
       Manufacturing                                                                   (16,000)        (1,406)
       Financial services                                                             (116,000)      (115,875)
    Other, net                                                                         335,000        209,184
                                                                                 -------------- --------------
                                                                                       203,000         91,903
                                                                                 -------------- --------------
INCOME BEFORE INCOME TAXES                                                           4,778,000      2,526,600
                                                                                 -------------- --------------
INCOME TAXES                                                                         1,907,000      1,009,000
                                                                                 -------------- --------------
NET INCOME                                                                      $    2,871,000 $    1,517,600
                                                                                 ============== ==============
NET INCOME PER SHARE                                                            $         0.30 $         0.17
                                                                                 ============== ==============
WEIGHTED AVERAGE SHARES OUTSTANDING                                                  9,594,526      8,944,562
                                                                                 ============== ==============






















See Notes to Consolidated Condensed Financial Statements

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                                                     Thirteen Weeks Ended
                                                                                   March 29,      March 31,
                                                                                      1996           1995
OPERATING ACTIVITIES:
  Net income                                                                    $    2,871,000 $    1,517,600
  Adjustments to reconcile net income to net cash used in operating activities:
       Depreciation and amortization                                                   860,000        580,917
       Provision for credit losses, repurchase commitments and other items              26,000         21,569
       (Gain)loss on sale of property, plant and equipment                              (4,000)        (9,711)
       Equity in undistributed earnings of partnership investment                     (142,000)       (46,159)
       Changes in assets and liabilities provided(used) cash, net of effects of acquisition in 1996:
            Accounts receivable                                                    (18,665,000)   (12,766,248)
            Inventories                                                             (2,032,000)    (1,638,255)
            Accounts payable                                                         4,547,000      3,070,776
            Amounts payable under dealer incentive programs                           (652,000)    (1,345,306)
            Estimated warranties                                                       330,000        400,000
            Other assets and liabilities                                             2,011,000      1,236,913
                                                                                 -------------- --------------
       Net cash used in operating activities                                       (10,850,000)    (8,977,904)
                                                                                 -------------- --------------
INVESTING ACTIVITIES:
  Proceeds from the sale of property, plant and equipment                               28,000         25,700
  Net cash paid in connection with acquisition of a subsidiary                        (478,000)          -
  Capital expenditures                                                              (1,481,000)    (1,200,389)
  Distribution from partnership investment                                             194,000        138,356
  Purchases of marketable securities                                                      -          (991,246)
  Redemptions of marketable securities                                                 250,000           -
  Purchases and originations of installment contracts                               (3,720,000)    (2,471,098)
  Principal collected on installment contracts                                         574,000        187,264
                                                                                 -------------- --------------
       Net cash used in investing activities                                        (4,633,000)    (4,311,413)
                                                                                 -------------- --------------
FINANCING ACTIVITIES:
  Long-term borrowings                                                                    -         2,000,000
  Payments on long-term debt                                                          (279,000)      (147,073)
  Cash dividends                                                                      (271,000)      (140,857)
  Net proceeds from issuance of common stock                                           655,000          3,999
  Other                                                                                   -            (9,404)
                                                                                 -------------- --------------
       Net cash provided by financing activities                                       105,000      1,706,665
                                                                                 -------------- --------------
NET DECREASE IN CASH                                                               (15,378,000)   (11,582,652)

CASH, BEGINNING OF PERIOD                                                           21,005,000     16,034,922
                                                                                 -------------- --------------
CASH, END OF PERIOD                                                             $    5,627,000 $    4,452,270
                                                                                 ============== ==============








See Notes to Consolidated Condensed Financial Statements

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
               For the Thirteen Week Periods Ended March 29, 1996
                               And March 31, 1995

1.   BASIS OF PRESENTATION

* The accompanying consolidated condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these statements contain all adjustments necessary to present fairly the Company's financial position as of March 29, 1996, and the results of its operations for the thirteen week periods ended March 29, 1996 and March 31, 1995 and its cash flows for the thirteen week periods ended March 29, 1996 and March 31, 1995. All adjustments are of a normal recurring nature.

* The results of operations for the thirteen weeks ended March 29, 1996 are not necessarily indicative of the results to be expected for the full year.

* Inventories consist primarily of raw materials and are stated at the lower of cost (first-in, first-out method) or market.

* The Company accounts for its marketable securities in accordance with Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities, which requires that marketable securities be classified into three categories - held to maturity, available for sale, and trading, each having a specified accounting treatment as to carrying value and recognition of unrealized gains and losses.

* Certain amounts from the 1995 period have been reclassified to conform to the 1996 period presentation. These reclassifications had no effect on results of operations or stockholders' equity.

* Net income per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the thirteen week periods after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method.

2.   SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                        Thirteen Weeks Ended
                                                     March 29,         March 31,
                                                        1996              1995

         Cash paid for:    Interest               $   121,000       $   117,281
                           Income taxes           $    45,000       $    72,258

3.   CREDIT ARRANGEMENTS

* In February 1994, the Company executed a $13 million revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary lender. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5 million. Interest is payable under the revolving line of credit at the bank's prime rate (8.25% at March 29, 1996).

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

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes To Consolidated Condensed Financial Statements
               For The Thirteen Week Periods Ended March 29, 1996
                               And March 31, 1995

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

     On March 14, 1996, the Company executed an amendment to the Credit Facility which increased the maximum available borrowings under the warehouse and term-loan agreements contained in the Credit Facility to $18 million from the previous limit of $8 million. The amendment increased the total amount of available borrowings under the Credit Facility (including the revolving line of credit) to $23 million from $13 million. In addition to the increase in available borrowings under the Credit Facility, the interest rate on prospective borrowings under the term-loan portion of the agreement was reduced by .40%. The bank's commitment under the Credit Facility will expire in April of 1998. All other major terms and commitments remain unchanged.

     As of March 29,  1996,  the   Company had  $4,701,000  borrowed  under  the
     Credit Facility.

4.   STOCKHOLDERS' EQUITY

* A three-for-two stock split of the Company's common stock which was effected in the form of a 50% stock dividend was distributed on February 15, 1996 to stockholders of record on January 31, 1996 and a five-for-four stock split effected in the form of a 25% stock dividend was distributed on August 15, 1995 to stockholders of record on July 31, 1995. All historical dividends and earnings per share amounts have been adjusted for the stock splits.

* Cash dividends were paid during this quarter and the previous three quarters as follows (all amounts are per share):

                                                                Split Adjusted
               Record Date              Payment Date            Dividend Paid

              January 31, 1996          February 15, 1996          $     .030
              October 31, 1995          November 15, 1995          $     .020
              July 31, 1995             August 15, 1995            $     .020
              April 30, 1995            May 16, 1995               $     .016

5.       COMMITMENTS AND CONTINGENCIES

* It is a customary practice in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company is contingently liable for approximately $68 million under these agreements as of March 29, 1996, such contingency is reduced by the resale value of the homes which are required to be repurchased. The Company has provided an allowance for losses of $750,000 at March 29, 1996, based on prior experience and current market conditions. Management expects no material loss in excess of the allowance.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
               For the Thirteen Week Periods Ended March 29, 1996
                               And March 31, 1995

5.   COMMITMENTS AND CONTINGENCIES - Continued

* The Company's workmen's compensation, product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses are adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At March 29, 1996, the Company is contingently liable for future retrospective premium adjustments up to a maximum of $6.3 million in the event that additional losses are reported related to prior periods. The Company has recorded an estimated liability of approximately $1.12 million related to such incurred but not reported claims at March 29, 1996. Management expects no material loss in excess of this allowance.

* The Company and certain of its equity partners have jointly and severally guaranteed certain short-term debt with a balance of $2,000,000 at March 29, 1996, of a partnership in which the Company owns a 33% interest.

* The Company is engaged in various litigation which is routine in nature and in management's opinion, will have no material adverse effect on the Company's financial statements.


6.   ACQUISITIONS

     In August of 1995, the Company acquired an option to purchase the balance (73.5%) of the outstanding shares of common stock of Wheel House Structures, Inc. ("Wheel House") not already owned by the Company through the reissuance of treasury stock and the issuance of common stock with a total value of $464,000. In January of 1996, the Company exercised the option and acquired the remaining common stock of Wheel House through the issuance of common stock valued at $691,000. The total purchase price of the acquisition was $1,155,000 and has been accounted for under the purchase method. The Company acquired the manufacturing facility operated by Wheel House for $550,000 cash and an assumption of long-term debt of $1,100,000, a total consideration of $1,650,000. The acquisition was immaterial to the Company's consolidated financial statements.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 29, 1996

General

The principal business of the Company since its inception has been the design and production of manufactured homes. Currently the Company operates eleven facilities engaged in the manufacture of homes and a component manufacturing facility engaged in the manufacture of laminated wallboards. In early 1992, the Company, through its wholly owned subsidiary Cavalier Acceptance Corporation ("CAC"), commenced retail installment sale financing operations. During 1994, the Company formed Cavalier Insurance Agency, Inc. ("CIA") to sell various insurance products. The operations of CAC and CIA are reported under the financial services business segment in the Company's annual report.

The Company's business is cyclical and seasonal and is influenced by many of the same national and regional demographic factors that affect the general United States housing market. According to industry statistics, after a ten year low in shipments of homes in 1991, the industry has recovered significantly, posting increases in shipments of 24%, 21%, 20% and 12% for 1992, 1993 , 1994 and 1995,
respectively, as compared to the prior year. Industry statistics for the first quarter of 1996 indicate a continued trend in the increase of shipments, although at a slower pace than previous years. The Company attributes the upturn in the manufactured housing industry to increased consumer confidence, wider acceptance of manufactured housing, a reduction in the availability of alternative housing, increased availability of consumer financing and an improvement in the overall economy.

Accordingly, as business conditions have improved the Company has expanded its manufacturing operations to increase and improve its capacity to manufacture homes. During the last three years the Company has opened or acquired three facilities in Alabama and one facility each in Georgia, Texas and Pennsylvania.

Results of Operations

The following table sets forth, for the periods and dates indicated, certain financial, operating, and balance sheet data including, as applicable, the percentage of net sales or total revenue:

                                                                    Thirteen Weeks Ended
                                              March 29, 1996           March 31, 1995        Change over Prior Year
FINANCIAL DATA                                                     (dollars in thousands)

Net Sales                               $     74,784      100.0% $      57,814      100.0% $      16,970       29.4%
Cost of Sales                           $     61,813       82.7% $      48,843       84.5% $      12,970       26.6%
                                         ------------    -------  -------------    -------  -------------    -------
Gross Profit on Sales                   $     12,971       17.3% $       8,971       15.5% $       4,000       44.6%
                                         ============    =======  =============    =======  =============    =======
Net Sales                               $     74,784             $      57,814             $      16,970       29.4%
Financial Services                      $        620             $         334             $         286       85.6%
                                         ------------    -------  -------------    -------  -------------    -------
Total Revenue                           $     75,404      100.0% $      58,148      100.0% $      17,256       29.7%
                                         ============    =======  =============    =======  =============    =======
Selling, General and Administrative     $      9,016       12.0% $       6,870       11.8% $       2,146       31.2%

Net Income                              $      2,871        3.8% $       1,518        2.6% $       1,353       89.1%

OPERATING DATA

Home Shipments                                 3,139                     2,751                       388       14.1%

                                         Balances as of
                                              March 29, 1996           March 31, 1995        Change over Prior Year
BALANCE SHEET DATA                                                 (dollars in thousands)

Installment Loan Portfolio              $     22,356             $      12,109             $      10,247       84.6%



                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 29, 1996

Net Sales. The Company believes the increase in net sales of $17.0 million during the current period over the comparable period from the previous year was primarily the result of the continuation of improving industry trends, combined with new and aggressive marketing programs instituted by the Company during the current and prior periods, including the exclusive dealer program and dealer stock option plan and the increase in manufacturing capacity during the current period and the previous year. The increase in homes sold during the current period over the comparable period in the previous year of 388 homes or 14.1% is primarily attributable to the increase in production capacity previously described. The Company has been experiencing a slight shift in product mix from single-section homes to multi-section homes.

Gross Profit on Sales. The increase in gross profit on sales (derived by deducting cost of sales from net sales) of $4.0 million during the current period over the comparable period from the previous year is primarily attributable to the increase in sales and improved efficiency in manufacturing operations combined with a decline in raw materials prices.

Financial Services Revenue. The increase in current period financial services revenue (primarily interest income on retail installment contracts) of $286,000 or 85.6% from the comparable period in the previous year is primarily attributable to the growth of the Company's loan portfolio to $22.4 million, an increase of 84.6%.

Selling, General and Administrative. The growth in selling, general and administrative expense of $2.1 million over the previous year's comparable period is primarily attributable to the increase in sales combined with increased expenses due to the addition of personnel, the opening or expansion of manufacturing facilities and increased administrative expenses of CAC and CIA consistent with their growth.

Net Income. The increase in net income of $1.4 million or 89.1% over the previous year's comparable period is primarily attributable to the increase in sales volume. Net Income per share during the current period was $.30 compared to $.17 from the previous year's comparable period. (Net income per share has been adjusted for all previous stock splits.)

Liquidity and Capital Resources

The following table sets forth certain items relating to the measurement of liquidity and capital resources from the Company's consolidated condensed financial statements for the dates indicated:

                                                                  Balances as of
                                                     March 29,     December 31,     Increase
                                                        1996           1995        (Decrease)
                                                               (dollars in thousands)

Working Capital                                   $        8,546 $       11,121 $       (2,575)
Current Ratio                                              1.2:1          1.4:1          (.2:1)
Long-term Debt                                    $        5,802 $        4,981 $          821
Ratio of Long-term Debt to Equity                            1:9            1:9           -
Installment Loan Portolio at end of period        $       22,356 $       19,209 $        3,147


Although earnings for the period increased, working capital decreased primarily due to capital expenditures of $1.5 million plus an expenditure of $.6 million in connection with an acquisition combined with loan originations by CAC of $3.7 million. The increase in long-term debt is attributable to the purchase of a manufacturing facility in Haleyville, Alabama (for further information relating to the purchase of this manufacturing facility, see footnote 6 in the consolidated condensed financial statements included herein).

The Company's primary business segment is the production and sale of manufactured housing. In 1992, the Company began the operations of CAC to fund installment sale contracts to the retail customers of the Company's Independent Exclusive Dealers. As the operations of CAC expanded, in February 1994 the Company entered into a Credit Facility with its primary lender (see footnote 3 to the consolidated condensed financial statements included herein) to provide additional funds for CAC's growth. As of March 29, 1996, the Company's portfolio of installment sale contracts had grown to approximately $22.4 million and had been funded primarily with internally generated working capital, borrowings under the Credit Facility and a portion of the net proceeds from an offering of the Company's common stock during 1994.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 29, 1996

Since entering into the Credit Facility, the Company has had aggregate borrowings of $5.7 million in order to continue to fund the operations of CAC and to minimize the interest rate risk of the Company's loan portfolio. The Company expects to continue to borrow funds under the Credit Facility to finance the continuing operations and growth of CAC. On March 14, 1996, the Company executed an amendment to the Credit Facility which increased the maximum available borrowings under the warehouse and term-loan agreements contained in the Credit Facility to $18 million from the previous limit of $8 million. The amendment increased the total amount of available borrowings under the Credit Facility (including the revolving line of credit) to $23 million from $13 million. In addition to the increase in available borrowings under the Credit Facility, the interest rate on prospective borrowings under the term-loan portion of the agreement was reduced by .40%. As the operations of CAC continue to expand, the Company anticipates that it will be able to increase its borrowing capacity.

The Company's capital expenditures were approximately $1.5 million for the thirteen weeks ended March 29, 1996 as compared to $1.2 million for the comparable period of 1995. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the continued expansion and modernization of certain of the Company's manufacturing facilities.

The Company believes that existing cash and investment balances and funds available under the Credit Facility, together with cash provided by operations, should be adequate to fund the Company's operations and expansion plans for the next twelve months. In order to provide additional funds for continued pursuit of the Company's growth strategies and for operations over the longer term, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which may depend upon market and other conditions. There can be no assurance that such possible additional financing will be available on terms acceptable to the Company.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                 March 29, 1996



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

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                 March 29, 1996



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 Cavalier Homes, Inc.
                                                 -------------------------
                                                 Registrant




Date: May 10, 1996                                 /s/ Jerry F. Wilson
      ---------------                              ------------------------
                                                   Jerry F. Wilson - President



Date: May 10, 1996                                 /s/ David A. Roberson
      ---------------                              ------------------------
                                                   David A. Roberson -
                                                   Chief Financial Officer

                              PART II. - EXHIBIT 11
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE


                                                                                      Thirteen Weeks Ended
                                                                                   March 29,      March 31,
                                                                                      1996           1995

PRIMARY AND FULLY DILUTED
     Net Income                                                                 $    2,871,000 $    1,517,600
                                                                                 -------------- --------------
SHARES:

Primary
  Average common shares outstanding                                                  9,075,318      8,807,393

  Dilutive effect if stock options
    were exercised                                                                     519,208        137,169
                                                                                 -------------- --------------
  Average common shares outstanding
    as adjusted (primary)                                                            9,594,526      8,944,562
                                                                                 ============== ==============
Fully Diluted
  Average common shares outstanding                                                  9,594,526      8,944,562

  Additional dilutive effect if
    stock options were excercised
    (fully)                                                                             45,421           -
                                                                                 -------------- --------------
  Average common shares outstanding
    as adjusted (fully diluted)                                                      9,639,947      8,944,562
                                                                                 ============== ==============

Primary and Fully Diluted Net
  Income per Common Share                                                       $         0.30 $         0.17
                                                                                 ============== ==============
