Form 10-Q
period 1996-06-28
CAVALIER HOMES INC
filed 1996-08-12
CIK 789863

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 28, 1996
                                        --------------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from             to
                                        -----------    -----------
                          Commission File Number 1-9792

                              Cavalier Homes, Inc.
                        --------------------------------
             (Exact name of Registrant as specified in its charter)


          Delaware                                         63-0949734
     --------------------                             --------------------
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                        Identification Number)


            Highway 41 North & Cavalier Road, Addison, Alabama 35540
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (205) 747-1575
                          ----------------------------
              (Registrant's telephone number, including area code)


                    ----------------------------------------
(Former name, former address and former fiscal year, if changed since last year)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                                   Outstanding at August 12, 1996
- ------------------------------                    ------------------------------
  Common Stock $.10 Par Value                             9,695,241 Shares

                      CAVALIER HOMES, INC. AND SUBSIDIARIES


                                      INDEX
                                                                   Page No.

Part I.  Financial Information (Unaudited)

         Consolidated Condensed Balance Sheets -
         June 28, 1996 and December 31, 1995                            3

         Consolidated Condensed Statements of Income -
         Thirteen and Twenty-Six Weeks ended June 28, 1996 and
         June 30, 1995                                                  4

         Consolidated Condensed Statements of Cash
         Flows - Twenty-Six Weeks ended June 28, 1996 and
         June 30, 1995                                                  5

         Notes to Consolidated Condensed Financial Statements           6

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                  9

Part II. Other Information

         Item 4.  Submission of Matters to a Vote of Security Holders  12

         Item 5.  Other Matters                                        12

         Item 6.  Exhibits                                             13

         Signatures                                                    14


                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       June 28,    December 31,
                                                                         1996          1995
ASSETS                                                                (Unaudited)    (Audited)
CURRENT ASSETS:
     Cash and cash equivalents                                      $  11,910,000 $  21,005,084
     Marketable securities available for sale                           2,101,000     3,583,129
     Accounts receivable, less allowance for
            losses of $800,000 (1996) and $750,000 (1995)              20,511,000     1,893,400
     Installment contracts receivable - current                           786,000       693,967
     Inventories                                                       12,828,000     9,540,491
     Deferred income taxes                                              3,911,000     3,647,984
     Income tax deposit                                                 2,307,000          -
     Other current assets                                                 927,000     1,954,350
                                                                     ------------- -------------
            Total current assets                                       55,281,000    42,318,405
                                                                     ------------- -------------
PROPERTY, PLANT AND EQUIPMENT (Net)                                    23,503,000    18,893,497
                                                                     ------------- -------------
INSTALLMENT CONTRACTS RECEIVABLE, less
    allowance for credit loss of $634,426 (1996)
    and $551,188 (1995)                                                25,272,000    17,964,038
                                                                     ------------- -------------
GOODWILL, less accumulated amortization of
    $446,923 (1996) and $309,729 (1995)                                 3,781,000     2,213,000
                                                                     ------------- -------------
OTHER ASSETS                                                            1,881,000     1,236,958
                                                                     ------------- -------------
                                                                    $ 109,718,000 $  82,625,898
                                                                     ============= =============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                              $     882,000 $     666,467
     Accounts payable                                                  13,138,000     7,098,602
     Amounts payable under dealer incentive programs                    8,723,000     6,997,496
     Accrued wages and related withholdings                             3,078,000     1,219,891
     Accrued incentive compensation                                     2,774,000     2,018,702
     Estimated warranties                                               6,800,000     5,800,000
     Accrued insurance                                                  1,652,000     1,676,164
     Other accrued expenses                                             5,301,000     4,923,839
     Accrued income taxes                                                 476,000       795,861
                                                                     ------------- -------------
          Total current liabilities                                    42,824,000    31,197,022
                                                                     ------------- -------------
DEFERRED INCOME TAXES                                                   1,422,000     1,042,862
                                                                     ------------- -------------
LONG-TERM DEBT                                                          5,738,000     4,314,319
                                                                     ------------- -------------
STOCKHOLDERS' EQUITY:
     Preferred stock, $.01 par value; authorized
        500,000 shares, none issued
     Common stock, $.10 par value; authorized
        15,000,000 shares; issued 9,680,327 (1996)
        and 8,993,951 (1995) shares                                       968,000       899,395
     Additional paid-in capital                                        30,550,000    22,804,129
     Retained earnings                                                 28,216,000    22,368,171
                                                                     ------------- -------------
         Total stockholders' equity                                    59,734,000    46,071,695
                                                                     ------------- -------------
                                                                    $ 109,718,000 $  82,625,898
                                                                     ============= =============
            See Notes to Consolidated Condensed Financial Statements

                                      -3-

                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                         Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                           June 28,      June 30,      June 28,      June 30,
                                             1996          1995          1996          1995
REVENUES:                                ------------- ------------- ------------- -------------
     Net sales                          $  90,838,000 $  70,754,688 $ 165,622,000 $ 128,568,237
     Financial services                       772,000       396,384     1,392,000       730,022
                                         ------------- ------------- ------------- -------------
                                           91,610,000    71,151,072   167,014,000   129,298,259
                                         ------------- ------------- ------------- -------------
COST OF SALES                              74,643,000    59,488,538   136,456,000   108,331,175

SELLING, GENERAL AND ADMINISTRATIVE:
    Manufacturing                          10,675,000     7,434,275    19,332,000    14,114,851
    Financial services                        508,000       240,606       867,000       429,883
                                         ------------- ------------- ------------- -------------
                                           85,826,000    67,163,419   156,655,000   122,875,909
                                         ------------- ------------- ------------- -------------
OPERATING PROFIT                            5,784,000     3,987,653    10,359,000     6,422,350
                                         ------------- ------------- ------------- -------------
OTHER INCOME(EXPENSE):
    Interest expense:
       Manufacturing                           (4,000)       (4,483)      (20,000)       (5,889)
       Financial services                    (127,000)     (133,250)     (243,000)     (249,125)
    Other, net                                229,000       177,624       564,000       386,808
                                         ------------- ------------- ------------- -------------
                                               98,000        39,891       301,000       131,794
                                         ------------- ------------- ------------- -------------
INCOME BEFORE INCOME TAXES                  5,882,000     4,027,544    10,660,000     6,554,144

INCOME TAXES                                2,357,000     1,616,000     4,264,000     2,625,000
                                         ------------- ------------- ------------- -------------
NET INCOME                              $   3,525,000 $   2,411,544 $   6,396,000 $   3,929,144
                                         ============= ============= ============= =============
NET INCOME PER SHARE                    $        0.36 $        0.27 $        0.66 $        0.44
                                         ============= ============= ============= =============
WEIGHTED AVERAGE SHARES OUTSTANDING         9,811,197     8,987,510     9,702,862     8,966,036
                                         ============= ============= ============= =============























            See Notes to Consolidated Condensed Financial Statements
                                      -4-

                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     Twenty-Six Weeks Ended
                                                                       June 28,      June 30,
                                                                         1996          1995
OPERATING ACTIVITIES:
  Net income                                                        $   6,396,000 $   3,929,144
  Adjustments to reconcile net income to net cash used in
     operating activities:
       Depreciation and amortization                                    1,763,000     1,142,895
       Provision for credit losses, repurchase commitments and
          other                                                           133,000        65,467
       (Gain)loss on sale of property, plant and equipment                (12,000)      (10,340)
       Equity in undistributed earnings of investments                   (200,000)     (110,818)
       Compensation related to issuance of stock options                   55,000          -
       Changes in assets and liabilities provided(used) cash,
          net of effects of acquisitions in 1996:
            Accounts receivable                                       (17,954,000)  (14,631,867)
            Inventories                                                (2,357,000)       34,267
            Accounts payable                                            5,229,000     4,291,709
            Amounts payable under dealer incentive programs             1,617,000       609,957
            Estimated warranties                                          629,000       900,000
            Income tax deposit                                         (2,307,000)         -
            Other assets and liabilities                                4,748,000     1,724,676
                                                                     ------------- -------------
       Net cash used in operating activities                           (2,260,000)   (2,054,910)
                                                                     ------------- -------------
INVESTING ACTIVITIES:
  Proceeds from the sale of property, plant and equipment                  54,000        33,000
  Net cash paid in connection with acquisition of subsidiaries           (370,000)         -
  Capital expenditures                                                 (4,155,000)   (2,006,184)
  Distribution from partnership investment                                194,000       138,356
  Purchases of marketable securities                                         -         (991,246)
  Redemptions of marketable securities                                  1,475,000          -
  Purchases and originations of installment contracts                  (8,825,000)   (5,020,514)
  Principal collected on installment contracts                          1,348,000       419,168
                                                                     ------------- -------------
       Net cash used in investing activities                          (10,279,000)   (7,427,420)
                                                                     ------------- -------------
FINANCING ACTIVITIES:
  Long-term borrowings                                                  1,005,000     2,000,000
  Payments on long-term debt                                             (465,000)     (295,586)
  Cash dividends                                                         (549,000)     (281,807)
  Net proceeds from exercise of stock options                           3,453,000         3,999
  Other                                                                      -           (9,404)
                                                                     ------------- -------------
       Net cash provided by financing activities                        3,444,000     1,417,202
                                                                     ------------- -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                              (9,095,000)   (8,065,128)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         21,005,000    16,034,922
                                                                     ------------- -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $  11,910,000 $   7,969,794
                                                                     ============= =============








            See Notes to Consolidated Condensed Financial Statements
                                      -5-

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
        For the Thirteen and Twenty-Six Week Periods Ended June 28, 1996
                                And June 30, 1995

1.       BASIS OF PRESENTATION

                  * The accompanying consolidated condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these statements contain all adjustments necessary to present fairly the Company's financial position as of June 28, 1996, and the results of its operations for the thirteen and twenty-six week periods ended June 28, 1996 and June 30, 1995 and its cash flows for the twenty-six week periods ended June 28, 1996 and June 30, 1995. All adjustments are of a normal recurring nature.

                  * The results of operations for the thirteen and twenty-six weeks ended June 28, 1996 are not necessarily indicative of the results to be expected for the full year.

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

                  * Certain amounts from the 1995 periods have been reclassified to conform to the 1996 period presentation. These reclassifications had no effect on results of operations or stockholders' equity.

                  * Net income per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the thirteen and twenty-six week periods after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method.

2.       SUPPLEMENTAL CASH FLOW DISCLOSURES
                                                   Twenty-Six Weeks Ended
                                                 --------------------------
                                                  June 28,        June 30,
                                                    1996            1995
                                                 --------------------------
         Cash paid for:    Interest            $   284,000      $   255,014
                           Income taxes        $ 2,845,000      $ 1,836,337

3.       CREDIT ARRANGEMENTS

         * In February 1994, the Company executed a $13 million revolving, warehouse and term-loan agreement (the "Credit
                  Facility") with its primary lender. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5 million. Interest is payable under the revolving line of credit at the bank's prime rate (8.25% at June 28, 1996).

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

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
        For the Thirteen and Twenty-Six Week Periods Ended June 28, 1996
                                And June 30, 1995

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

                  As of June 28, 1996, the Company had $4,534,000 borrowed under the Credit Facility.

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

         * Cash dividends were paid during this quarter and the previous three quarters as follows (all amounts are per share):

                                                                Split Adjusted
                  Record Date              Payment Date          Dividend Paid

                  April 30, 1996            May 15, 1996      $      .03
                  January 31, 1996          February 15, 1996 $      .03
                  October 31, 1995          November 15, 1995 $      .02
                  July 31, 1995             August 15, 1995   $      .02

5.       COMMITMENTS AND CONTINGENCIES

         * It is a customary practice in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company is contingently liable for approximately $75 million under these agreements as of June 28, 1996, such contingency is reduced by the resale value of the homes which are required to be repurchased. The Company has provided an allowance for losses of $800,000 at June 28, 1996, based on prior experience and current market conditions. Management expects no material loss in excess of the allowance.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
        For the Thirteen and Twenty-Six Week Periods Ended June 28, 1996
                                And June 30, 1995

5.       COMMITMENTS AND CONTINGENCIES - Continued

         * The Company's workmen's compensation, product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses are adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At June 28, 1996, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $6.3 million in the event that additional losses are reported related to prior periods. The Company has recorded an estimated liability of approximately $1.12 million related to such incurred but not reported claims at June 28, 1996. Management expects no material loss in excess of this allowance.

         * The Company and certain of its equity partners have jointly and severally guaranteed certain short-term debt with a balance of $1,800,000 at June 28, 1996, of a partnership in which the Company owns a 33% interest.

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

         In April of 1996, Company acquired all of the outstanding shares of an insurance agency in exchange for common stock with a total value of $200,000. The acquisition was immaterial to the Company's consolidated financial statements.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 28, 1996

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

The Company's business is cyclical and seasonal and is influenced by many of the same national and regional demographic factors that affect the general United States housing market. According to industry statistics, after a ten year low in shipments of homes in 1991, the industry has recovered significantly, posting increases in shipments of 24%, 21%, 20% and 12% for 1992, 1993 , 1994 and 1995,
respectively, as compared to the prior year. Industry statistics for the first six months of 1996 show an increase of 9% and indicate a continued trend in the increase of shipments. The Company attributes the upturn in the manufactured housing industry to increased consumer confidence, wider acceptance of manufactured housing, a reduction in the availability of alternative housing, increased availability of consumer financing and an improvement in the overall economy.

Accordingly, as business conditions have improved the Company has expanded its manufacturing operations to increase and improve its capacity to manufacture homes. During the last three years the Company has opened or acquired three facilities in Alabama, two facilities in Texas and one facility each in Georgia and Pennsylvania.

Results of Operations

The following tables set forth, for the periods and dates indicated, certain financial, operating, and balance sheet data including, as applicable, the percentage of net sales or total revenue:

FINANCIAL DATA
                                                           Thirteen Weeks Ended
                               ------------------------------------------------------------------------
                               June 28, 1996           June 30, 1995           Change over Prior Period
                               ------------------------------------------------------------------------
                                                          (dollars in thousands)

Net Sales                     $    90,838       100.0%  $    70,755       100.0%  $    20,083        28.4%
Cost of Sales                 $    74,643        82.2%  $    59,489        84.1%  $    15,154        25.5%
                               -----------     -------   -----------     -------   -----------     -------
Gross Profit on Sales         $    16,195        17.8%  $    11,266        15.9%  $     4,929        43.8%
                               ===========     =======   ===========     =======   ===========     =======
Net Sales                     $    90,838               $    70,755               $    20,083        28.4%
Financial Services            $       772               $       396               $       376        94.9%
                               -----------               -----------               -----------     -------
Total Revenue                 $    91,610       100.0%  $    71,151       100.0%  $    20,459        28.8%
                               ===========               ===========               ===========
Selling, General and
 Administration               $    11,183        12.2%  $     7,675        10.8%  $     3,508        45.7%

Net Income                    $     3,525         3.8%  $     2,412         3.4%  $     1,113        46.1%

                                                          Twenty-Six Weeks Ended

                               June 28, 1996           June 30, 1995           Change over Prior Period

                                                           (dollars in thousands)

Net Sales                     $   165,622       100.0%  $   128,568       100.0%  $    37,054        28.8%
Cost of Sales                 $   136,456        82.4%  $   108,331        84.3%  $    28,125        26.0%
                               -----------     -------   -----------     -------   -----------     -------
Gross Profit on Sales         $    29,166        17.6%  $    20,237        15.7%  $     8,929        44.1%
                               ===========     =======   ===========     =======   ===========     =======
Net Sales                     $   165,622               $   128,568               $    37,054        28.8%
Financial Services            $     1,392               $       730               $       662        90.7%
                               -----------     -------   -----------     -------   -----------     -------
Total Revenue                 $   167,014       100.0%  $   129,298       100.0%  $    37,716        29.2%
                               ===========               ===========               ===========
Selling, General and
 Administration               $    20,199        12.1%  $    14,545        11.2%  $     5,654        38.9%

Net Income                    $     6,396         3.8%  $     3,929         3.0%  $     2,467        62.8%

                                      -9-

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 28, 1996

OPERATING DATA
                                                           Thirteen Weeks Ended
                               ------------------------------------------------------------------------
                               June 28, 1996           June 30, 1995           Change over Prior Period
                               ------------------------------------------------------------------------
House Shipments                     3,826                     2,957                       869        29.4%

                                                          Twenty-Six Weeks Ended
                               ------------------------------------------------------------------------
                               June 28, 1996           June 30, 1995           Change over Prior Period
                               ------------------------------------------------------------------------
House Shipments                     6,965                     5,708                     1,257        22.0%


BALANCE SHEET DATA
                                                              Balances as of
                               ------------------------------------------------------------------------
                               June 28, 1996           June 30, 1995           Change over Prior Period
                               ------------------------------------------------------------------------
                                                          (dollars in thousands)

Installment Loan Portfolio    $    26,692               $    14,427               $    12,265        85.0%


Net Sales. The Company believes the increases in net sales of $20.1 and $37.1 million for the thirteen and twenty-six weeks ended June 28, 1996, respectively, over the comparable periods from the previous year was primarily the result of the continuation of improving industry trends, combined with new and aggressive marketing programs instituted by the Company during the current and prior periods, including the exclusive dealer program and dealer stock option plan and the increase in manufacturing capacity during the current period and the previous year. The increase in homes sold during the thirteen and twenty-six week periods ended June 28, 1996 over the comparable periods in the previous year of 869 and 1,257 homes respectively, or 29.4% and 22.0%, respectively are primarily attributable to the increase in production capacity previously described. During the current twenty-six week period the Company has experienced a shift in product mix from single-section homes to multi-section homes. During the twenty-six weeks ended June 28, 1996 42% of the Company's homes sold were multi-section homes as compared to 37% for the comparable period in the previous year.

Gross Profit on Sales. The increases in gross profit on sales (derived by deducting cost of sales from net sales) of $4.9 and $8.9 million during the current thirteen and twenty-six week periods over the comparable periods from the previous year are primarily attributable to the increase in sales and improved efficiency in manufacturing operations.

Financial Services Revenue. The increases in current period financial services revenue (primarily interest income on retail installment contracts) during the current thirteen and twenty-six week periods of $376,000 and $662,000, or 94.9% and 90.7%, respectively, over the comparable periods in the previous year are primarily attributable to the growth of the Company's loan portfolio to $26.7 million, an increase of 85.0%.

Selling, General and Administrative. The growth in selling, general and administrative expense during the current thirteen and twenty-six week periods of $3.5 and $5.7 million, respectively, over the previous year's comparable periods is primarily attributable to the increase in sales combined with increased expenses due to the addition of personnel, the opening or expansion of manufacturing facilities and increased administrative expenses of CAC and CIA consistent with their growth.

Net Income. The increases in net income during the current thirteen and twenty-six week periods of $1.1 and $2.5 million, or 46.1% and 62.8%, respectively, over the previous year's comparable periods are primarily attributable to the increase in sales volume. Net Income per share during the current thirteen and twenty-six week periods was $.36 and $.66, respectively, compared to $.27 and $.44 from the previous year's comparable periods. (Net income per share has been adjusted for all previous stock splits.)

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 28, 1996


Liquidity and Capital Resources

The following table sets forth certain items relating to the measurement of liquidity and capital resources from the Company's consolidated condensed financial statements for the dates indicated:

                                                      Balances as of
                                            ----------------------------------
                                             June 28,   December 31, Increase
                                               1996        1995     (Decrease)
                                            ----------------------------------
                                                   (dollars in thousands)

Working Capital                            $    12,457 $    11,121 $     1,336
Current Ratio                                   1.3:1       1.4:1       (.1:1)
Long-term Debt                             $     6,620 $     4,981 $     1,639
Ratio of Long-term Debt to Equity                 1:9         1:9           0
Installment Loan Portolio at end of period $    26,692 $    19,209 $     7,483


Although earnings for the period increased, working capital increased primarily due to exercise of stock options and long-term debt borrowings. The increase in long-term debt is attributable to borrowings by CAC to finance loan origninations and to the purchase of a manufacturing facility in Haleyville, Alabama (for further information relating to the purchase of this manufacturing facility, see footnote 6 in the consolidated condensed financial statements included herein).

The Company's primary business segment is the production and sale of manufactured housing. In 1992, the Company began the operations of CAC to fund installment sale contracts to the retail customers of the Company's Independent Exclusive Dealers. As the operations of CAC expanded, in February 1994 the Company entered into a Credit Facility with its primary lender (see footnote 3 to the consolidated condensed financial statements included herein) to provide additional funds for CAC's growth. As of June 28, 1996, the Company's portfolio of installment sale contracts had grown to approximately $26.7 million and had been funded primarily with internally generated working capital, borrowings under the Credit Facility and a portion of the net proceeds from an offering of the Company's common stock during 1994.

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

The Company's capital expenditures were approximately $4.2 million for the tweny-six weeks ended June 28, 1996 as compared to $2.0 million for the comparable period of 1995. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the continued expansion and modernization of certain of the Company's manufacturing facilities.

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

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                  June 28,1996


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The Company's Annual Meeting of Stockholders was held on May 15, 1996. Each person who was then serving as a member of the Board of Directors was re-elected for another year. The votes for each nominee were cast as follows:


                                                            Shares Voting
                                                    ---------------------------
                                                       For    Against  Withheld
                                                    --------- -------- --------
                   Barry B. Donnell                 7,568,725    -0-    66,827
                   Jerry F. Wilson                  7,568,725    -0-    66,827
                   Thomas A. Broughton, III         7,568,725    -0-    66,827
                   John W Lowe                      7,568,725    -0-    66,827
                   Lee Roy Jordan                   7,568,725    -0-    66,827


                  The stockholders ratified the Board of Directors' appointment of Deloitte & Touche LLP as Independent Certified Public Accountants for the Company. The appointment was ratified by a vote of 7,474,648 shares for and 5,287 shares against or withheld, with 155,617 abstentions or broker nonvotes.

                  The stockholders voted to approve the Cavalier Homes Employee Stock Purchase Plan. The plan was approved by a vote of 5,532,665 shares for and 38,777 shares against, with 49,723 abstentions and 2,003,441 broker nonvotes.

                  The stockholders voted to approve the Cavalier Homes Key Employee Stock Incentive Plan. The plan was approved by a vote of 4,373,980 shares for and 1,190,599 shares against, with 56,685 abstentions and 2,014,288 broker nonvotes.

                  The stockholders voted to approve the Cavalier Homes Executive Incentive Stock Plan. The plan was approved by a vote of 7,147,164 shares for and 278,516 shares against, with 75,312 abstentions and 134,560 broker nonvotes.

                  The  stockholders  voted  to  approve  the  amendments  to the
                  Cavalier Homes, Inc. Amended and Restated Nonemployee Directors Stock Option Plan. The plan was approved by a vote of 4,191,321 shares for and 1,352,264 shares against, with 78,838 abstentions and 2,013,129 broker nonvotes.

ITME 5            OTHER MATTERS

                  On July 16, 1996 the Board of Directors of the Company created two additional positions on the Board and elected Gerald W. Moore (an independent tax consultant in Birmingham, Alabama) and David A. Roberson (currently Chief Financial Officer of the Company) to fill the positions until the next annual meeting of stockholders.

                  In addition, the Board of Directors declared its regular quarterly cash dividend of $.03 per share payable on August 15, 1996 to stockholders of record on July 31, 1996.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                  June 28, 1996


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

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                  June 28, 1996



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                          Cavalier Homes, Inc.
                                                          ---------------------
                                                          Registrant




Date: August 12, 1996                           /s/ Jerry F. Wilson
      ------------------                        -----------------------------
                                                Jerry F. Wilson - President



Date: August 12, 1996                           /s/ David A. Roberson
      ------------------                        -----------------------------
                                                David A. Roberson -
                                                Chief Financial Officer


                              PART II. - EXHIBIT 11
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE

                                         Thirteen Weeks Ended        Twenty-Six Weeks Ended
                                           June 28,      June 30,      June 28,      June 30,
                                             1996          1995          1996          1995
                                         ------------- ------------- ------------- -------------
PRIMARY AND FULLY DILUTED
     Net Income                         $   3,525,000 $   2,411,544 $   6,396,000 $   3,929,144
                                         ============= ============= ============= =============
SHARES:

Primary
  Average common shares outstanding         9,385,176     8,809,410     9,230,247     8,808,401

  Dilutive effect if stock options
    were exercised                            426,021       178,100       472,615       157,635
                                         ------------- ------------- ------------- -------------
  Average common shares outstanding
    as adjusted (primary)                   9,811,197     8,987,510     9,702,862     8,966,036
                                         ============= ============= ============= =============
Fully Diluted
  Average common shares outstanding         9,811,197     8,987,510     9,702,862     8,966,036

  Additional dilutive effect if
    stock options were excercised
    (fully)                                    62,358          -           53,889          -
                                         ------------- ------------- ------------- -------------
  Average common shares outstanding
    as adjusted (fully diluted)             9,873,555     8,987,510     9,756,751     8,966,036
                                         ============= ============= ============= =============

Primary and Fully Diluted Net
  Income per Common Share               $        0.36 $        0.27 $        0.66 $        0.44
                                         ============= ============= ============= =============



                                      -15-