Form 10-Q
period 1996-09-27
CAVALIER HOMES INC
filed 1996-11-12
CIK 789863

SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 27, 1996
                                        --------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from --------------- to ---------------

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


            Highway 41 North & Cavalier Road, Addison, Alabama 35540
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (205) 747-1575
            --------------------------------------------------------
              (Registrant's telephone number, including area code)


            --------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                              Outstanding at November 11, 1996
---------------------------                      ---------------------------
Common Stock $.10 Par Value                            9,715,496 Shares

                      CAVALIER HOMES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                      Page No.
Part I.  Financial Information (Unaudited)

         Consolidated Condensed Balance Sheets -
         September 27, 1996 and December 31, 1995                         3

         Consolidated Condensed Statements of Income -
         Thirteen and Thirty-Nine Weeks ended September 27, 1996
         and September 29, 1995                                           4

         Consolidated Condensed Statements of Cash
         Flows - Thirty-Nine Weeks ended September 27, 1996 and
         September 29, 1995                                               5

         Notes to Consolidated Condensed Financial Statements             6

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    9

Part II. Other Information

         Item 5.  Other Matters                                          13

         Item 6.  Exhibits                                               13

         Signatures                                                      14

                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 September 27,     December 31,
 ASSETS                                                                               1996             1995
 CURRENT ASSETS:
      Cash and cash equivalents                                                $   10,242,000   $   21,005,084
      Marketable securities available for sale                                      2,101,000        3,583,129
      Accounts receivable, less allowance for
             losses of $800,000 (1996) and $750,000 (1995)                         23,006,000        1,893,400
      Installment contracts receivable - current                                      968,000          693,967
      Inventories                                                                  13,699,000        9,540,491
      Deferred income taxes                                                         3,997,000        3,647,984
      Income tax deposit                                                              946,000             -
      Other current assets                                                            499,000        1,954,350
                                                                                -------------    -------------
             Total current assets                                                  55,458,000       42,318,405
                                                                                -------------    -------------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                               24,367,000       18,893,497

 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit loss of $768,000 (1996)
     and $551,188 (1995)                                                           29,121,000       17,964,038

 GOODWILL, less accumulated amortization of
     $518,000 (1996) and $309,729 (1995)                                            3,710,000        2,213,000

 OTHER ASSETS                                                                       4,006,000        1,236,958
                                                                                -------------    -------------
                                                                               $  116,662,000   $   82,625,898
                                                                                =============    =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                        $      920,000   $      666,467
      Accounts payable                                                             14,142,000        7,098,602
      Amounts payable under dealer incentive programs                              10,592,000        6,997,496
      Accrued wages and related withholdings                                        3,421,000        1,219,891
      Accrued incentive compensation                                                2,552,000        2,018,702
      Estimated warranties                                                          6,900,000        5,800,000
      Accrued insurance                                                             1,017,000        1,676,164
      Other accrued expenses                                                        6,323,000        4,923,839
      Accrued income taxes                                                            660,000          795,861
                                                                                -------------    -------------
           Total current liabilities                                               46,527,000       31,197,022

 DEFERRED INCOME TAXES                                                              1,529,000        1,042,862
                                                                                -------------    -------------
 LONG-TERM DEBT                                                                     5,340,000        4,314,319
                                                                                -------------    -------------
 STOCKHOLDERS' EQUITY:
      Preferred stock, $.01 par value; authorized
         500,000 shares, none issued
      Common stock, $.10 par value; authorized
         15,000,000 shares; issued 9,698,346 (1996)
         and 8,993,951 (1995) shares                                                  970,000          899,395
      Additional paid-in capital                                                   30,762,000       22,804,129
      Retained earnings                                                            31,534,000       22,368,171
                                                                                -------------    -------------
          Total stockholders' equity                                               63,266,000       46,071,695
                                                                                -------------    -------------
                                                                               $  116,662,000   $   82,625,898
                                                                                =============    =============


     See Notes to Consolidated Condensed Financial Statements

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (UNAUDITED)


                                                     Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                               September 27,    September 29,    September 27,    September 29,
 REVENUES:                                          1996             1995             1996             1995
      Net sales                                $  88,976,000    $  70,899,435   $ 254,598,000    $ 199,467,672
      Financial services                             867,000          484,287       2,259,000        1,214,309
                                                ------------     ------------    ------------     ------------
                                                  89,843,000       71,383,722     256,857,000      200,681,981
                                                ------------     ------------    ------------     ------------
 COST OF SALES                                    73,226,000       58,618,426     209,682,000      166,949,601

 SELLING, GENERAL AND ADMINISTRATIVE:
     Manufacturing                                10,643,000        8,461,532      29,975,000       22,576,383
     Financial services                              550,000          252,524       1,417,000          682,407
                                                ------------     ------------    ------------     ------------
                                                  84,419,000       67,332,482     241,074,000      190,208,391
                                                ------------     ------------    ------------     ------------
 OPERATING PROFIT                                  5,424,000        4,051,240      15,783,000       10,473,590
                                                ------------     ------------    ------------     ------------
 OTHER INCOME(EXPENSE):
     Interest expense:
        Manufacturing                                (36,000)          (1,589)        (56,000)          (7,478)
        Financial services                          (126,000)        (127,313)       (369,000)        (376,438)
     Other, net                                      750,000          268,844       1,314,000          655,652
                                                ------------     ------------    ------------     ------------
                                                     588,000          139,942         889,000          271,736
                                                ------------     ------------    ------------     ------------
 INCOME BEFORE INCOME TAXES                        6,012,000        4,191,182      16,672,000       10,745,326

 INCOME TAXES                                      2,403,000        1,712,000       6,667,000        4,337,000
                                                ------------     ------------    ------------     ------------
 NET INCOME                                    $   3,609,000    $   2,479,182   $  10,005,000    $   6,408,326
                                                ============     ============    ============     ============

 NET INCOME PER SHARE                          $        .36     $        .27    $        1.02    $         .71
                                                ============     ============    ============     ============

 WEIGHTED AVERAGE SHARES OUTSTANDING               9,930,368        9,308,202       9,778,697        9,080,091
                                                ============     ============    ============     ============




     See Notes to Consolidated Condensed Financial Statements

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Thirty-Nine Weeks Ended
                                                                                 September 27,    September 29,
                                                                                      1996             1995
 OPERATING ACTIVITIES:
   Net income                                                                  $  10,005,000    $   6,408,326
   Adjustments to reconcile net income to net cash used in
      operating activities:
        Depreciation and amortization                                              2,741,000        1,738,895
        Provision for credit losses, repurchase commitments
           and other items                                                           216,000           98,715
        (Gain)loss on sale of property, plant and equipment                          (12,000)          (3,548)
        Equity in undistributed earnings of investments                             (492,000)        (110,818)
        Compensation related to issuance of stock options                            169,000             -
        Changes in assets and liabilities provided(used)
           cash, net of effects of acquisitions in 1996:
             Accounts receivable                                                 (20,449,000)     (17,978,839)
             Inventories                                                          (4,852,000)      (1,187,363)
             Accounts payable                                                      6,233,000        5,974,238
             Amounts payable under dealer incentive programs                       3,486,000        2,116,052
             Estimated warranties                                                    729,000        1,300,000
             Income tax deposit                                                     (946,000)            -
             Other assets and liabilities                                          5,700,000        2,469,760
                                                                                ------------     ------------
        Net cash provided by operating activities                                  2,528,000          825,418
                                                                                ------------     ------------
 INVESTING ACTIVITIES:
   Proceeds from the sale of property, plant and equipment                            54,000          153,994
   Net cash paid in connection with acquisition of subsidiaries                     (370,000)            -
   Capital expenditures                                                           (6,473,000)      (3,213,846)
   Distribution from equity investments                                              779,000          138,356
   Purchases of marketable securities                                                   -            (991,246)
   Redemptions of marketable securities                                            1,475,000        2,950,000
   Purchases and originations of installment contracts                           (13,745,000)      (7,767,638)
   Principal collected on installment contracts                                    2,097,000        1,009,282
                                                                                ------------     ------------
        Net cash used in investing activities                                    (16,183,000)      (7,721,098)
                                                                                ------------     ------------
 FINANCING ACTIVITIES:
   Long-term borrowings                                                            1,005,000        2,000,000
   Payments on long-term debt                                                       (826,000)        (447,816)
   Cash dividends                                                                   (840,000)        (458,308)
   Net proceeds from exercise of stock options                                     3,553,000          259,495
   Other                                                                                -            (162,403)
                                                                                ------------     ------------
        Net cash provided by financing activities                                  2,892,000        1,190,968
                                                                                ------------     ------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (10,763,000)      (5,704,712)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   21,005,000       16,034,922
                                                                                ------------     ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $  10,242,000    $  10,330,210
                                                                                ============     ============








     See Notes to Consolidated Condensed Financial Statements

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
     For the Thirteen and Thirty-Nine Week Periods Ended September 27, 1996
                             And September 29, 1995

1.       BASIS OF PRESENTATION

         * The accompanying consolidated condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these statements contain all adjustments necessary to present fairly the Company's financial position as of September 27, 1996 and December 31, 1995, and the results of its operations for the thirteen and thirty-nine week periods ended September 27, 1996 and September 29, 1995 and its cash flows for the thirty-nine week periods ended September 27, 1996 and September 29, 1995. All adjustments are of a normal recurring nature.

         * The results of operations for the thirteen and thirty-nine weeks ended September 27, 1996 are not necessarily indicative of the results to be expected for the full year.

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

         * Net income per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the thirteen and thirty-nine week periods after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method.

2.       SUPPLEMENTAL CASH FLOW DISCLOSURES          Thirty-Nine Weeks Ended
                                                   September 27,  September 29,
                                                        1996          1995
         Cash paid for:    Interest               $     432,000     $   383,916
                           Income taxes           $   3,545,000     $ 3,536,337

         During the thirty-nine week period ended September 27, 1996, the Company made a non-cash contribution of the following assets as an equity investment in a limited liability company:

         Inventory                                              $   1,623,000
         Property, plant and equipment (net)                          554,000
         Investment in a door manufacturer                            219,000
                                                                 -------------
           Total assets contributed                             $   2,396,000
                                                                 =============
3.       CREDIT ARRANGEMENTS

         * In February 1994, the Company executed a $13 million revolving, warehouse and term-loan agreement (the "Credit
                  Facility") with its primary lender. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5 million. Interest is payable under the revolving line of credit at the bank's prime rate (8.25% at September 27, 1996).

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
     For the Thirteen and Thirty-Nine Week Periods Ended September 27, 1996
                             And September 29, 1995

3.       CREDIT ARRANGEMENTS - Continued


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

                  As of September 27 1996, the Company had $4,214,000 borrowed under the Credit Facility.

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

         * Cash dividends were paid during this quarter and the previous three quarters as follows (all amounts are per share):

                                                                 Split Adjusted
                  Record Date            Payment Date            Dividend Paid

                  July 31, 1996           August 15, 1996          $      .03
                  April 30, 1996          May 15, 1996             $      .03
                  January 31, 1996        February 15, 1996        $      .03
                  October 31, 1995        November 15, 1995        $      .02

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
     For the Thirteen and Thirty-Nine Week Periods Ended September 27, 1996
                             And September 29, 1995

5.       COMMITMENTS AND CONTINGENCIES

         *        It  is a  customary  practice  in  the   manufactured  housing
                  industry  to  enter  into   repurchase   and  other   recourse
                  agreements with lending institutions which have provided wholesale floor plan financing to dealers. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company is contingently liable for approximately $78 million at September 27, 1996, such contingency is reduced by the resale value of the homes which may be required to be repurchased. Losses under these agreements have not been significant in the past and management expects no material loss in excess of the allowance provided of $800,000.

         * The Company's workmen's compensation, product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses are adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At September 27, 1996, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $6.3 million in the event that additional losses are reported related to prior periods. The Company has recorded an estimated liability of approximately $1.1 million related to such incurred but not reported claims at September 27, 1996. Management expects no material loss in excess of this allowance.

         * The Company is engaged in various legal proceedings incidental to its business. In management's opinion, the ultimate liability, if any, with respect to these proceedings is not presently expected to have a material adverse effect on the Company's financial condition or results of operations; however, the ultimate resolution of these matters could result in losses in excess of current estimates.


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

         In August of 1996, the Company and another manufactured housing company formed Quality Housing Supply, LLC, a limited liability company, to manufacture and sell laminated wallboard and doors, and to distribute other products, to each member company and others in the manufactured housing industry. The limited liability company was formed by the Company contributing substantially all of the assets of a wholly owned subsidiary, and the other member contributing an equal amount of cash. The acquisition was immaterial to the Company's consolidated financial statements.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 27, 1996

General

The principal business of the Company since its inception has been the design and production of manufactured homes. Currently the Company operates thirteen facilities engaged in the manufacture of homes. In early 1992, the Company, through its wholly owned subsidiary Cavalier Acceptance Corporation ("CAC"), commenced retail installment sale financing operations. During 1994, the Company formed Cavalier Insurance Agency, Inc. ("CIA") to sell various insurance products. The operations of CAC and CIA are reported under the financial services business segment in the Company's annual report.

The Company's business is cyclical and seasonal and is influenced by many of the same national and regional demographic factors that affect the general United States housing market. According to industry statistics, after a ten year low in shipments of homes in 1991, the industry has recovered significantly, posting increases in shipments of 24%, 21%, 20% and 12% for 1992, 1993 , 1994 and 1995,
respectively, as compared to the prior year. Industry statistics for the first nine months of 1996 show an increase of 9%. The Company attributes the upturn in the manufactured housing industry to increased consumer confidence, wider acceptance of manufactured housing, a reduction in the availability of alternative housing, increased availability of consumer financing and an improvement in the overall economy.

Accordingly, as business conditions have improved the Company has expanded its manufacturing operations to increase and improve its capacity to manufacture homes. During the last three years the Company has opened or acquired five facilities in Alabama, two facilities in Texas and one facility each in Georgia and Pennsylvania.

Results of Operations

The following tables set forth, for the periods and dates indicated, certain financial, operating, and balance sheet data including, as applicable, the percentage of net sales or total revenue:

FINANCIAL DATA                                                          Thirteen Weeks Ended
                                             September 27, 1996             September 29, 1995           Change over Prior Period
                                                                       (dollars in thousands)

Net Sales                           $       88,976           100.0%$       70,900           100.0%$       18,076            25.5%
Cost of Sales                       $       73,226            82.3%$       58,618            82.7%$       14,608            24.9%
                                     -------------        --------- -------------        --------- -------------        ---------
Gross Profits on Sales              $       15,750            17.7%$       12,282            17.3%$        3,468            28.2%
                                     =============        ========= =============        ========= =============        =========

Net Sales                           $       88,976                 $       70,900                 $       18,076            25.5%
Financial Services                  $          867                 $          484                 $          383            79.1%
                                     -------------        --------- -------------        --------- -------------        ---------
Total Revenue                       $       89,843           100.0%$       71,384           100.0%$       18,459            25.9%
                                     =============        ========= =============        ========= =============        =========

Selling, General and Administrative $       11,193            12.5%$        8,714            12.2%$        2,479            28.4%

Net Income                          $        3,609             4.0%$        2,479             3.5%$        1,130            45.6%

                                                                         Thirty-Nine Weeks
                                             September 27, 1996             September 29, 1995           Change over Prior Period
                                                                       (dollars in thousands)

Net Sales                           $      254,598           100.0%$      199,468           100.0%$       55,130            27.6%
Cost of Sales                       $      209,682            82.4%$      166,950            83.7%$       42,732            25.6%
                                     -------------        --------- -------------        --------- -------------        ---------
Gross Profits on Sales              $       44,916            17.6%$       32,518            16.3%$       12,398            38.1%
                                     =============        ========= =============        ========= =============        =========

Net Sales                           $      254,598                 $      199,468                 $       55,130            27.6%
Financial Services                  $        2,259                 $        1,214                 $        1,045            86.1%
                                     -------------        --------- -------------        --------- -------------        ---------
Total Revenue                       $      256,857           100.0%$      200,682           100.0%$       56,175            28.0%
                                     =============        ========= =============        ========= =============        =========

Selling, General and Administrative $       31,392            12.2%$       23,259            11.6%$        8,133            35.0%

Net Income                          $       10,005             3.9%$        6,408             3.2%$        3,597            56.1%



                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 27, 1996

OPERATING DATA                                                          Thirteen Weeks Ended
                                         September 27, 1996             September 29, 1995           Change over Prior Period

Home Shipments                               3,763                          3,061                            702            22.9%

                                                                         Thirty-Nine Weeks
                                         September 27, 1996             September 29, 1995           Change over Prior Period

Home Shipments                              10,728                          8,769                          1,959            22.3%


BALANCE SHEET DATA                                                       Thirty-Nine Weeks
                                         September 27, 1996             September 29, 1995           Change over Prior Period
                                                                       (dollars in thousands)

Installment Loan Portfolio                  30,857                         16,584                         14,273            86.1%



Net Sales. The Company believes the increases in net sales of $18.1 and $55.1 million for the thirteen and thirty-nine weeks ended September 27, 1996, respectively, over the comparable periods from the previous year were primarily the result of the continuation of improving industry trends, combined with new and aggressive marketing programs instituted by the Company during the current and prior periods, including the exclusive dealer program and dealer stock option plan and the increase in manufacturing capacity during the current period and the previous year. The Company believes the increases in the homes sold during the thirteen and thirty-nine week periods ended September 27, 1996 over the comparable periods in the previous year of 702 and 1,959 homes respectively, or 22.9% and 22.3%, respectively are primarily attributable to the same factors previously described. During the current thirty-nine week period the Company has experienced a shift in product mix from single-section homes to multi-section homes. During the thirty-nine weeks ended September 27, 1996 42% of the Company's homes sold were multi-section homes as compared to 38% for the comparable period in the previous year.

Gross Profit on Sales. The increases in gross profit on sales (derived by deducting cost of sales from net sales) of $3.5 and $12.4 million during the current thirteen and thirty-nine week periods over the comparable periods from the previous year are primarily attributable to the increase in sales and improved efficiency in manufacturing operations.

Financial Services Revenue. The increases in current period financial services revenue (primarily interest income on retail installment contracts) during the current thirteen and thirty-nine week periods of $383,000 and $1,045,000, or 79.1% and 86.1%, respectively, over the comparable periods in the previous year are primarily attributable to the growth of the Company's loan portfolio to $30.9 million, an increase of 86.1%.

Selling, General and Administrative. The growth in selling, general and administrative expense during the current thirteen and thirty-nine week periods of $2.5 and $8.1 million, respectively, over the previous year's comparable periods is primarily attributable to the increase in sales combined with increased expenses due to the addition of personnel, the opening or expansion of manufacturing facilities and increased administrative expenses of CAC and CIA consistent with their growth.

Net  Income.  The  increases  in net income  during  the  current  thirteen  and thirty-nine week periods of $1.1 and $3.6 million, or 45.6% and 56.1%, respectively, over the previous year's comparable periods are primarily attributable to the increase in sales volume. Net income per share during the current thirteen and thirty-nine week periods was $.36 and $1.02, respectively, compared to $.27 and $.71 from the previous year's comparable periods. (Net income per share has been adjusted for all previous stock splits.)

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 27, 1996


Liquidity and Capital Resources

The following table sets forth certain items relating to the measurement of liquidity and capital resources from the Company's consolidated condensed financial statements for the dates indicated:

                                                             Balances as of
                                                     September 27,     December 31,      Increase
                                                          1996             1995         (Decrease)

Working Capital                                          8,931            11,121          (2,190)
Current Ratio                                            1.2:1             1.4:1
Long-Term Debt                                           6,260             4,981           1,279
Ratio of Long-Term Debt to Equity                         1:10               1:9
Installment Loan Portfolio at End of Period             30,857            19,209          11,648



Although earnings for the period increased, working capital decreased primarily due to capital expenditures and originations of installment contracts by CAC. The increase in long-term debt is attributable to borrowings by CAC to finance loan originations and to the purchase of a manufacturing facility in Haleyville, Alabama (for further information relating to the purchase of this manufacturing facility, see footnote 6 in the consolidated condensed financial statements included herein).

The Company's primary business segment is the production and sale of manufactured housing. In 1992, the Company began the operations of CAC to fund installment sale contracts to the retail customers of the Company's Independent Exclusive Dealers. As the operations of CAC expanded, in February 1994 the Company entered into a Credit Facility with its primary lender (see footnote 3 to the consolidated condensed financial statements included herein) to provide additional funds for CAC's growth. As of September 27, 1996, the Company's portfolio of installment sale contracts had grown to approximately $30.9 million and had been funded primarily with internally generated working capital, borrowings under the Credit Facility and a portion of the net proceeds from an offering of the Company's common stock during 1994.

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

The Company's capital expenditures were approximately $6.5 million for the thirty-nine weeks ended September 27, 1996 as compared to $3.2 million for the comparable period of 1995. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the continued expansion and modernization of certain of the Company's manufacturing facilities.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 27, 1996


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

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                September 27,1996


ITEM 5            OTHER MATTERS

                  On October 16, 1996, the Board of Directors of the Company announced a five-for-four stock split in the form of a 25% stock dividend payable November 15, 1996 to stockholders of record as of October 31, 1996. In addition, the Board of Directors declared its regular quarterly cash dividend of $.03 per share payable on November 15, 1996 to stockholders of record on October 31, 1996.

                  On October 23, 1996 the Board of Directors of the Company adopted a Stockholder Rights Plan in which rights will be distributed on November 6, 1996, as a dividend at the rate of one Right for each share of common stock, par value $0.10 per share, held by stockholders of record as of the close of business on November 6, 1996. The Rights Plan is designed to deter abusive takeover tactics by making them unacceptably expensive to a prospective acquiror and to encourage such prospective acquiror to negotiate with the Company's Board of Directors rather than to attempt a hostile takeover. The Company filed a Current Report on Form 8-K covering the Rights Plan on October 30, 1996.

                  On October 29, 1996, Jerry F. Wilson, the President, Chief Executive Officer and a director of the Company, passed away. On October 31, 1996, the Board of Directors elected David A. Roberson, who previously served as Chief Financial Officer, to serve as the Company's Chief Executive Officer and Michael R. Murphy, who previously served as Corporate Controller, was elected to serve as the Company's Chief Financial Officer.


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

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

                           (27) Article 5 - Financial Data Schedule for Form 10-Q submitted as exhibit 27 as an EDGAR filing only.

                  (b) The Company did not file a Current Report on Form 8-K during the quarter ended September 27, 1996.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                               September 27, 1996


              "Safe Harbor" Statement under the Private Securities
                         Litigation Reform Act of 1995:

With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q (including statements regarding trends in the industry and the business and growth and financing strategies of the Company) constitute forward-looking statements, contain the words "believes," "anticipates," "expects," and words of similar import based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and words involve known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. Such assumptions, risks, uncertainties and factors include those associated with general economic and business conditions; manufactured housing and retail consumer financing industry trends, cyclicality and seasonality; availability of consumer and dealer financing; changes and volatility in interest rates; the sufficiency of reserves established for installment contract receivables; warranty, product liability and other litigation arising in the course of the Company's manufacturing and financial services business; contingent repurchase and guaranty obligations; dependence on key personnel; demographic changes; competition; raw material and labor costs and availability; import protection and regulation; relationships with and dependence on customers, distributors or dealers; changes in the business strategy or development plans of the Company; the availability, terms and deployment of capital; changes in or the failure to comply with government regulations; and the inability or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Cavalier Homes, Inc.
                                                ---------------------
                                                Registrant




Date: November 11, 1996                   /s/ David A. Roberson
      -----------------------                 ---------------------
                                              David A. Roberson - President
                                              and Chief Executive Officer



Date: November 11, 1996                   /s/ Michael R. Murphy
      -----------------------                 ---------------------
                                              Michael R. Murphy -
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                              PART II. - EXHIBIT 11
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE

                                                  Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                               September 27,    September 29,    September 27,    September 29,
                                                    1996             1995             1996             1995

 PRIMARY AND FULLY DILUTED
      Net Income                              $   3,609,000    $   2,479,182   $  10,005,000      $   6,408,326
                                               ============     ============    ============       ============
 SHARES:

 Primary
   Average common shares outstanding              9,694,183        8,858,588       9,384,892          8,825,130

   Dilutive effect if stock options
     were exercised                                 236,185          449,614         393,805            254,961
                                               ------------     ------------    ------------       ------------
   Average common shares outstanding
     as adjusted (primary)                        9,930,368        9,308,202       9,778,697          9,080,091
                                               ============     ============    ============       ============
 Fully Diluted
   Average common shares outstanding              9,930,368        9,308,202       9,778,697          9,080,091

   Additional dilutive effect if
     stock options were excercised
     (fully)                                           -                -               -                  -
                                               ------------     ------------    ------------       ------------
   Average common shares outstanding
     as adjusted (fully diluted)                  9,930,368        9,308,202       9,778,697          9,080,091
                                               ============     ============    ============       ============

 Primary and Fully Diluted Net
   Income per Common Share                    $         .36   $          .27  $         1.02     $          .71
                                               ============     ============    ============       ============
