Form 10-K
period 1996-12-31
CAVALIER HOMES INC
filed 1997-03-31
CIK 789863

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996
     OR
[ } TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of March 20, 1997, was $149,600,075.

                Indicate the number of shares outstanding of each
                      of the Registrant's classes of common
                          stock, as of March 20, 1997.
                                   12,212,251
                             Common, $0.10 par value
                       Documents Incorporated by Reference

            PartIII of this report incorporates by reference certain
              portions of the Registrant's Proxy Statement for its
             Annual Meeting of Stockholders to be held May 14, 1997.

                              CAVALIER HOMES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1996

                                     PART I

ITEM 1.  BUSINESS

General

Cavalier Homes, Inc. is a Delaware corporation, with its executive offices located at Highway 41 North and Cavalier Road, Addison, Alabama 35540. The Company also maintains administrative offices at 719 Scott Avenue, Suite 600, Wichita Falls, Texas 76301. Unless otherwise indicated by the context, references in this report to the "Company" or to "Cavalier" include the Company, its subsidiaries, divisions of its subsidiaries and their respective predecessors, if any.

The Company designs and manufactures a wide range of high quality manufactured homes and markets its homes primarily in the southeast, southwest and midwest regions of the United States, with a focus on serving the low- to medium-priced manufactured housing market. During 1996, approximately 80% of the Company's revenues were generated from sales in its core markets of Alabama, North Carolina, Texas, South Carolina, Mississippi, Louisiana, Georgia and Tennessee. At December 31, 1996, the Company operated thirteen facilities. Seven are located in Alabama, two in North Carolina, two in Texas and one each in Georgia and Pennsylvania.

The Company's homes are sold under thirty-three brand names. As of December 31, 1996, the Company's homes were sold by over 500 independent dealers (including 115 independent exclusive dealers) operating over 600 retail sales centers. The Company's homes are normally fully furnished, including appliances, and are comprised of one or more floor sections.

Through its financial services segment, the Company offers retail installment sale financing to retail customers of its exclusive dealers and various insurance products to certain retail and wholesale purchasers of its homes including both personal and commercial lines of insurance.

Home Manufacturing Operations

At December 31, 1996, the Company, through eight wholly owned subsidiaries, operated thirteen manufacturing facilities engaged in the production of manufactured homes. Immediately following the end of 1996, the Company reorganized these operating subsidiaries and merged them into and combined them with two new operating subsidiaries, Cavalier Industries, Inc. ("CII"), a Delaware corporation, (formerly Brigadier Homes of North Carolina, Inc., Astro Mfg. Co., Inc., Mansion Homes, Inc. and Homestead Homes, Inc.) and Cavalier Manufacturing, Inc. ("CMI"), a Delaware corporation, (formerly Cavalier Homes of Alabama, Inc., Buccaneer Homes of Alabama, Inc., Riverchase Homes, Inc. and Cavalier Town & Country of Texas, Inc.). The former operating subsidiaries will continue their operations as divisions of CII and CMI. The divisions of CII are Brigadier Homes of North Carolina (one facility), Astro Homes (one facility), Mansion Homes (one facility) and Homestead Homes (one facility). The divisions of CMI are Cavalier Homes of Alabama (three facilities), Buccaneer Homes (three facilities), Riverchase Homes (one facility) and Town & Country Homes (two facilities). The management of each of the Company's manufacturing divisions typically consists of a president or general manager, a production manager, a general sales manager, a controller, a service manager, a purchasing manager and a quality control manager. These mid-level management personnel manage, the Company's manufacturing divisions and typically participate in an incentive compensation system based upon their respective profitability.

The Company has experienced significant growth during the past five years, expanding from four production facilities in 1992 to thirteen facilities at the end of 1996. The Company's facilities normally operate on a single-shift, five-day week basis. The approximate current annual capacity of the respective divisions is shown below:
                                                                   Approximate
                                               Number of        Annual Capacity
     Manufacturing Division                     Facilities         in Floors

Cavalier Homes of Alabama                            3                6,000
--------
  + Certain items in the report that follows are marked with an asterisk (*), indicating that they are subject to the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 found on page 38 of this report.

Buccaneer Homes                                      3                5,500
Town & Country Homes                                 2                3,500
Riverchase Homes                                     1                1,500
Mansion Homes                                        1                1,500
Brigadier Homes of North Carolina                    1                3,000
Homestead Homes                                      1                2,500
Astro Homes                                          1                1,500
                                                 -----            ----------
                                                    13               25,000
                                                =======          ===========

Additionally, the following table sets forth certain production information for 1996, 1995 and 1994:


                                                            For the Year Ended December 31,
                         ----------------------------------------------------------------------------------------------------------
                                          1996                               1995                                     1994
                         ----------------------------------- ----------------------------------- ----------------------------------
Number of Homes Sold:

   Single-Section Homes          8,505              58%              7,123              60%              6,309             63%
   Multi-Section Homes           6,044              42%              4,705              40%              3,733             37%
                         ------------------ ---------------- ------------------ ---------------- ----------------- ----------------

      Total Homes               14,549             100%             11,828             100%             10,042            100%

Number of Floors Sold           20,608                              16,543                              13,799



Construction of a home begins by welding steel frame members together. The frame is then moved through the plant, stopping at a number of work stations where various components and sub-assemblies are attached. Certain sub-assemblies, such as plumbing, cabinets, ceilings and wall systems, are assembled at off-line work stations. The completed home is usually sold fully furnished and is ready for connection to customer-supplied water, sewage and electrical systems.

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

Certain of the Company's manufacturing facilities currently purchase laminated wallboards, exterior doors, cabinet doors, roof trusses and certain other products from joint ventures in which the Company owns an interest. The Company believes prices obtained by the Company for these products from these joint ventures are competitive with the Company's other sources of supply.

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

Products

The Company's homes include both single-section and multi-section models, with the substantial majority of such products being "HUD Code Homes" which are manufactured homes that meet the specifications of the National Manufactured Home Construction and Safety Act of 1974, as amended, and administered by the U.S. Department of Housing and Urban Development ("HUD"). Single-section homes are 14 to 16 feet wide, vary in length from 40 to 80 feet and contain between 560 and 1,280 square feet. The multi-section models consist of two or more floor sections that are joined at the home site, vary in length from 40 to 80 feet and contain between 880 and 2,128 square feet.

The Company currently produces over 300 different models of manufactured homes with a variety of decors that are marketed under 33 brand names. The homes typically include a living room, dining area, kitchen, one to four bedrooms and one or more bathrooms. Each home contains a cooking range and oven, refrigerator, hot water heater and central heating. Depending on the customer's preferences, most homes are sold fully furnished. Customers may also choose many available options including fireplaces, ceiling fans, dishwashers, garbage disposals, microwave ovens, stereos, bay windows, composition shingle roofs, vinyl siding and sliding glass patio doors.

During 1995, the Company began manufacturing a series of homes intended to be located in subdivisions or residential communities and marketed by real estate developers. These "Developer" homes differ from the Company's traditional manufactured homes as they have sheetrock walls that have been taped and textured and residential style roof-lines. These upscale homes can be set on a permanent foundation and may include garages, porches, decks and other site-built amenities not found in traditional manufactured homes.

Modular homes are homes designed to meet building codes administered by states and local authorities, as opposed to the national HUD guidelines. Three of the Company's manufacturing facilities currently manufacture a limited number of modular homes meeting applicable regulatory standards.

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

Independent Dealer Network, Sales and Marketing

As of December 31, 1996, the Company's homes were sold through over 500 independent dealers (including 115 independent exclusive dealers) operating over 600 retail sales centers located in over thirty states. Approximately 80% of the Company's sales in 1996 were to dealers operating sales centers in the Company's core markets as follows: Alabama - 18%, North Carolina - 13%, Texas - 13%, South Carolina - 11%, Mississippi - 8%, Louisiana - 7%, Georgia - 6% and Tennessee - 4%.

The Company has written agreements with most of its independent dealers requiring each dealer to maintain qualified service staff to perform day-to-day repair work on the Company's homes sold by the dealer and requiring prompt payment by the dealer for homes purchased. These agreements may be terminated at any time by either party, with or without cause, after a short notice period, generally 30 days. The Company does not have any control over the operations of, or financial interests in, any of its independent dealers, including any of its independent exclusive dealers. The Company is not dependent on any single dealer, and in 1996, the Company's largest dealer accounted for approximately 2.9% of sales.

The Company believes that its independent dealer network enables the Company to achieve broader distribution of its products than if the Company operated its own retail sales centers and allows the Company to avoid the substantial investment in management, capital and overhead associated with company owned sales centers. To enable dealers to maximize retail market penetration and enhance customer service, typically only one dealer within a given market area distributes a particular product line of the Company. The Company believes its strategy of selling its homes through independent dealers helps to ensure that the Company's homes are competitive with those of other manufacturers in terms of consumer acceptability, product design, quality and price. Accordingly, a component of the Company's business strategy is to continually strengthen its dealer relations. The Company believes its relations with its independent dealers, including its independent exclusive dealers, are good. *

Since 1991, the Company has been developing an independent exclusive dealer network. The Company's independent exclusive dealers market and sell only homes manufactured by the Company, while the Company's independent non-exclusive dealers typically will choose to offer the products of other manufacturers in addition to those of the Company. The growth in the Company's number of exclusive dealers and percentage of total Company sales represented by them is summarized in the following table:

                                                            For the Year Ended December 31,
                                                  -----------------------------------------------------
                                                       1996               1995               1994
                                                  ---------------    ---------------    ---------------

Number of Exclusive Dealers                                  115                 93                 73

Percentage of Total Company Sales                            44%                39%                37%




The Company makes installment sale financing through CAC available to the retail customers of its exclusive dealers and provides these dealers with other services and support.

--------
*  See Safe Harbor Statement on page 38.

Each of the Company's manufacturing divisions typically employs a general sales manager and its own respective sales representatives who are compensated on a commission basis. The plant-level sales representatives are charged with the day-to-day servicing of the needs of the Company's independent dealers, including its independent exclusive dealers. The Company markets its homes through product promotions, participation in regional manufactured housing shows and advertisements in local media. As of December 31, 1996, the Company maintained a sales force of 49 full-time salesmen and 7 full-time general sales managers.

Retail Financing Activities

A significant factor affecting sales of manufactured homes is the availability and terms of financing. The Company engages in the business of making retail installment finance loans to customers of its independent exclusive dealers through its finance subsidiary, CAC. In addition, the Company's goal is for CAC's activities to provide the Company with a source of consistent earnings which may, to a certain extent, be insulated from fluctuating manufactured home sales volumes. *

CAC seeks to provide highly competitive financing terms to customers of the Company's independent exclusive dealers. CAC currently offers various conventional loan programs which require a down-payment ranging from 0% to 20% of the purchase price, in cash, trade-in value of a previously-owned manufactured home and/or appraised value of equity in any real property pledged as collateral. Repayment terms generally range from 84 to 240 months, depending upon the type of home and amount financed, the amount of the down payment and the customer's creditworthiness. CAC's loans are secured by a purchase money security interest in the manufactured home and, in certain instances, a mortgage on real property pledged as additional collateral. As of December 31, 1996, all of CAC's outstanding loans were secured. Loans purchased and originated by CAC normally provide a fixed rate of interest with equal monthly payments and are non-recourse to the dealer. All of CAC's loans outstanding at December 31, 1996 provided for a predetermined fixed rate of interest. The interest rates applicable to CAC's loans as of such date generally ranged from 9.25% to 14.00%, and the approximate weighted average annual percentage interest rate was 10.9%. Currently, CAC operates in each of the 15 states in which the Company has independent exclusive dealers.

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

In the event an installment sale contract becomes delinquent, CAC normally contacts the customer within 10 to 25 days thereafter in an effort to cure the delinquency. CAC generally repossesses the home after payments have become 60 to 90 days delinquent. After repossession, CAC normally transports the home to one of the Company's independent dealer's sales center where CAC attempts to resell the home or contracts with an independent party to remarket the home. To a limited extent, CAC sells repossessed homes at wholesale.

The Company maintains a reserve for estimated credit losses on installment sale contracts owned by CAC to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance. * Amounts credited to the reserve were $778,000, $311,000 and $265,000 in 1996, 1995 and 1994, respectively. Additionally, as a result of defaults and repossessions the reserve was charged $388,000, $110,000 and $19,000 in 1996, 1995 and 1994, respectively. The reserve for credit losses at December 31, 1996 was $941,000, as compared to $551,000 at December 31, 1995, and $350,000 at December 31, 1994.

In fiscal 1996, 1995 and 1994, CAC repossessed 41, 13 and 3 homes, respectively. The Company's inventory of repossessed homes was 6 homes at December 31, 1996, as compared to 6 homes at December 31, 1995, and 2 homes at December 31, 1994. The Company's net losses resulting from repossessions on CAC originated loans as a percentage of the average principal amount of such loans outstanding for fiscal 1996, 1995 and 1994 was 1.40%, .76% and .29%, respectively.

At December 31, 1996 and December 31, 1995, delinquencies expressed as a percentage of the total number of installment sale contracts which CAC owned were as follows:

                                                                       Delinquency Percentage
                   Total Number                                           December 31,1996
                                                ----------------------------------------------------------------------
                   of Contracts                     30 Days           60 Days           90 Days            Total
----------------------------------------------  ----------------  ----------------  ----------------  ----------------

                      1,292                               1.16%             0.08%             0.00%             1.24%

                                                             15                 1                 0                16


--------
*  See Safe Harbor Statement on page 38.


                                                                       Delinquency Percentage
                   Total Number                                           December 31,1995
                                                ----------------------------------------------------------------------
                   of Contracts                     30 Days           60 Days           90 Days            Total
----------------------------------------------  ----------------  ----------------  ----------------  ----------------

                       758                                0.26%             0.40%             0.00%             0.66%

                                                              2                 3                 0                 5


At December 31, 1996 and December 31, 1995, delinquencies expressed as a percentage of the total outstanding principal balance of installment sale contracts which CAC owned were as follows:

                                                                       Delinquency Percentage
                   Total Value                                            December 31,1996
                                                ----------------------------------------------------------------------
                   of Contracts                     30 Days           60 Days           90 Days            Total
----------------------------------------------  ----------------  ----------------  ----------------  ----------------

                   $ 36,425,000                           1.13%             0.09%             0.00%             1.22%



                                                                       Delinquency Percentage
                   Total Value                                            December 31,1995
                                                ----------------------------------------------------------------------
                   of Contracts                     30 Days           60 Days           90 Days            Total
----------------------------------------------  ----------------  ----------------  ----------------  ----------------

                   $ 19,209,000                           0.25%             0.35%             0.00%             0.60%



There can be no assurance that the Company's future results with respect to delinquencies and repossessions will be consistent with its past experience as reflected above.

Certain operating data relating to CAC are set forth in the following table:


                                                                   December 31,
                                                ----------------------------------------------------
                                                     1996              1995              1994
                                                ----------------  ----------------  ----------------
Total loans receivable                        $      36,425,000 $      19,209,000 $       9,825,000
Allowance for credit losses                   $         941,000 $         551,000 $         350,000
Number of loans outstanding                               1,292               758               415
Number of delinquencies                                      16                 5                 2
Net loss ratio on average
   outstanding principal balance                          1.40%             0.76%             0.29%
Weighted average annual
   percentage rate                                        10.9%             11.3%             11.4%


CAC presently has 4 part-time and 24 full-time employees.

Although the level of CAC's future activities cannot presently be determined, the Company expects to utilize internally generated working capital and borrowings under the Company's revolving, warehouse and term loan agreement with its primary lender (described below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") to fund retail installment sale contracts on homes sold by the Company's independent exclusive dealers and to develop a portfolio of such installment sale contracts. * The Company believes that its relationships with its exclusive dealers will assist the development of this portfolio.* During 1995, the Company instituted the Dealership Stock Option Plan which grants options to purchase the Company's common stock to exclusive dealers that originate installment sales contracts with CAC. The Company believes this dealer stock option program will further enhance the growth of CAC. * (For information relating to the Dealership Stock Option Plan of the Company, see note 7 of "Notes to Consolidated Financial Statements" which are included herein.)

CAC currently acts principally as a permanent lender on its conventional loans and holds such loans as long-term receivables. The Company believes that the term loan component of its warehouse and term loan agreement will facilitate the Company's attempts to match liabilities and assets of CAC both as to term and rate, which should reduce exposure from interest rate fluctuations; * however, there can be no assurance that volatility or a significant change in interest rates will not materially affect the Company's business, results of operations or financial condition. Substantially all the installment sale contracts held by CAC are pledged as collateral to secure the obligations of the Company under its warehouse and term loan agreement. In the future, CAC may "pool" certain of the installment sale contracts in its portfolio for sale to institutional or other investors, either on a full-, partial- or non-recourse basis. *

--------
*  See Safe Harbor Statement on page 38.

CAC's ability to finance installment sale contracts is dependent on the availability of funds to the Company. The Company believes that borrowings under the warehouse and term loan agreement and available working capital generated from operations will provide CAC with adequate sources of capital to finance its anticipated purchases and originations of installment sale contracts on the Company's homes in 1997. * However, if the Company cannot obtain sufficient sources of capital in the future, the Company would have to curtail its financing activities until other sources could be obtained. (For further discussion, see "Liquidity and Capital Resources" in Item 7., Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Retail Insurance Activities

During 1994, the Company formed Cavalier Insurance Agency, Inc. ("CIA"), and during 1996 acquired Blake Insurance Agency, Inc. ("Blake"), to sell various insurance products to retail purchasers of the Company's homes, including, physical damage and extended home warranties. CIA and Blake also sell commercial lines of insurance products, including general liability and property insurance, to the Company's independent exclusive dealers and others. At December 31, 1996, CIA and Blake had 9 full-time employees and 1 part-time employee.

Wholesale Dealer Financing and Repurchase Obligations

In accordance with manufactured housing industry practice, substantially all of the Company's dealers finance their purchases of manufactured homes through wholesale "floor plan" financing arrangements. Under a typical floor plan financing arrangement, a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution which provides financing to the dealer customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the financed homes at a declining price based upon the Company's original invoice price plus, in specific cases, certain administrative expenses. A portion of purchases by dealers are pre-sold to retail customers and are paid through retail financing commitments.

The risk of loss under such repurchase  agreements is mitigated by the fact that
(i) sales of the Company's manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 2.9% of the Company's net sales in 1996, (ii) the repurchase obligation expires on individual homes after a reasonable period of time (generally 12 to 18 months from invoice date) and also declines during such period based on predetermined amounts and (iii) the Company is in many cases able to sell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. As of December 31, 1996, the Company's contingent liability under these repurchase and other similar recourse agreements was an amount estimated to be approximately $80 million. The Company has provided an allowance for possible repurchase losses of $800,000 as of December 3l, 1996, based on prior experience and current market conditions. Management currently expects no material loss in excess of the allowance. *

Quality Control, Warranties and Service

The Company believes the quality in materials and workmanship, continuous refinement in design and production procedures as well as price and other market factors, is an important element in the market acceptance of manufactured homes. The Company maintains a rigorous quality control inspection program at all production stages. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. An independent, HUD-approved third-party inspector checks each of the Company's manufactured homes for compliance during construction.

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

The Company maintains a full-time service manager at most of its manufacturing facilities. In addition, the Company has 97 full-time service personnel to provide on-site service and correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to the Company, and management of the Company has placed emphasis on diagnosing potential problem areas to help minimize costly field repairs. The Company also has focused

--------
*  See Safe Harbor Statement on page 38.

on reducing response time to customer service requests. At December 31, 1996, the Company had established a reserve for future warranty claims of $7.0 million relating to homes sold, based upon management's assessment of historical experience factors and current industry trends. *

Competition

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

The Company intends to increase substantially the level of retail financing provided through CAC. * The Company believes that increasing the level of financing by CAC will have a positive impact on the Company's efforts to sell its products and enhance its competitive ability within the industry. * However, due to strong competition in the retail finance segment of the industry from companies much larger than CAC, combined with the limited operating history of CAC, there can be no assurance that CAC will be able to increase its financing or that providing this financing will have a positive impact on the Company's ability to compete.

Regulation

The Company's business is subject to a number of federal, state and local laws, regulations and codes. Construction of manufactured housing is governed by the National Manufactured Home Construction and Safety Standards Act of 1974, as amended, and regulations issued thereunder by HUD, which have established comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt state and local regulations on such matters. The National Commission on Manufactured Housing has held hearings to develop recommendations relating to the regulation of the manufactured housing industry. This commission has issued an interim report to Congress which contains a number of recommendations relating to various aspects of manufactured housing regulation, including inspection, warranty and enforcement. The Company cannot presently determine what, if any, legislation may be adopted by Congress or the effect any such legislation may have on the Company or the manufactured housing industry as a whole.

The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. Furthermore, an independent, HUD-approved third-party inspector regularly checks the Company's manufactured homes for compliance during construction. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's manufacturing facilities. The Company believes its manufactured homes meet or surpass all present HUD requirements. *

HUD has promulgated regulations with respect to structural design and wind loads and energy conservation. The Company's operations were not materially affected by the regulations; however, HUD has these matters under continuous review and the Company cannot predict what effect (if any) additional regulations promulgated by HUD would have on the Company or the manufactured industry as a whole.

Certain components of manufactured and modular homes are subject to regulation by the U.S. Consumer Product Safety Commission ("CPSC"), which is empowered to ban the use of component materials believed to be hazardous to health and to require the repair of defective components. The CPSC, the Environmental Protection Agency and other governmental agencies are evaluating the effects of formaldehyde. Manufactured, modular and site-built homes are all built with particle board, paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in manufactured homes and required manufacturers to warn purchasers concerning formaldehyde associated risks. The Company currently uses materials in its manufactured homes that it believes meet HUD standards for formaldehyde emissions and otherwise comply with HUD regulations in this regard. *

--------
*  See Safe Harbor Statement on page 38.

The Company's manufactured homes are subject to local zoning and housing regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulation.

The Company is subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on products. The description and substance of the Company's warranties are also subject to a variety of state laws and regulations.

The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The Company currently does not believe it will be required under existing environmental laws and enforcement policies to expend amounts which will have a material adverse effect on its results of operations or financial condition. * However, the requirements of such laws and enforcement policies have generally become more strict in recent years. Accordingly, the Company is unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

A variety of federal laws affect the financing of manufactured homes, including the financing activities conducted by CAC. The Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require substantial disclosures to be made in writing to a consumer with regard to various aspects of the particular transaction, including the amount financed, the annual percentage rate, the total finance charge, itemization of the amount financed and other matters and also set forth certain substantive limitations on permissible contract terms. The Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit credit discrimination against any credit applicant based on certain prohibited bases, and also require that certain specified notices be sent to credit applicants whose applications are denied. The Federal Trade Commission has adopted or proposed various trade regulation rules to specify and prohibit certain unfair credit and collection practices and also to preserve consumers' claims and defenses. The Government National Mortgage Association ("GNMA") specifies certain credit underwriting requirements in order for installment manufactured home sale contracts to be eligible for inclusion in a GNMA program. HUD also has promulgated substantial disclosure and substantive regulations and requirements in order for a manufactured home installment sale contract to qualify for insurance under the Federal Housing Authority ("FHA") program, and the failure to comply with such requirements and procedures can result in loss of the FHA guaranty protection. In addition, the financing activities of CAC may also become subject to the disclosure requirements of the Home Mortgage Disclosure Act. In addition to the extensive federal regulation of consumer credit matters, many states have also adopted consumer credit protection requirements that may impose significant requirements for consumer credit lenders. For example, many states require that a consumer credit finance company such as CAC obtain certain regulatory licenses or permits in order to engage in such business in that state, and many states also set forth a number of substantive contractual limitations regarding provisions that permissibly may be included in a consumer contract, as well as limitations upon the permissible interest rates, fees and other charges that may be imposed upon a consumer. Failure by the Company or CAC to comply with the requirements of federal or state law pertaining to consumer credit could result in the unenforceability of the particular contract for the affected consumer, civil liability to the affected customers, criminal liability and other adverse results.

Employees

As of December 31, 1996, the Company had 3,155 employees, of whom 2,782 were engaged in home manufacturing, 65 in sales, 97 in warranty and service, 173 in general administration, 28 in retail finance services and 10 in insurance services. At year end, only Astro's employees engaged in manufacturing (142 employees) were covered by a collective bargaining agreement. Management considers its relations with its employees to be good. *

ITEM 2.  PROPERTIES

The following table sets forth the location and approximate square footage for each principal facility of the Company, separated by segment as of December 31, 1996. Except as indicated in footnotes to the table, all the facilities are owned by the Company.


                                                                                     Approximate
      Location                          Use (Number of Facilities)                  Square Footage
Manufacturing
     Cavalier Homes of Alabama
         Addison, Alabama               Manufacturing facilities (3)                      326,000     (1)
     Riverchase Homes
         Haleyville, Alabama            Manufacturing facility (1)                         78,000     (6)
     Buccaneer Homes
         Hamilton, Alabama              Manufacturing facilities (2)                      232,000     (6)
         Winfield, Alabama              Manufacturing facility (1)                         72,000     (2)
     Homestead Homes
         Cordele, Georgia               Manufacturing facility (1)                        110,000
     Brigadier Homes of North Carolina
         Nashville, North Carolina      Manufacturing facility (1)                        130,000
     Mansion Homes
         Robbins, North Carolina        Manufacturing facility (1)                         99,000     (3)
     Astro Homes
         Shippenville, Pennsylvania     Manufacturing facility (1)                        134,000
     Town & Country Homes
         Fort Worth, Texas              Manufacturing facility (1)                        101,000     (2)
         Mineral Wells, Texas           Manufacturing facility (1)                         81,000     (4)

Financial Services
         Hamilton, Alabama              Administrative Office                               5,000
         Haleyville, Alabama            Administrative Office                               1,000

General Corporate
         Addison, Alabama               Administrative Office                              16,000     (5)
         Wichita Falls, Texas           Administrative Office                               1,000     (3)


     (1)  Lease expires on one facility in 1997 and one in 1998.
     (2)  Lease expires in 1999.
     (3)  Lease expires in 1998.
     (4)  Lease expires in 2006.
     (5)  Included in Cavalier of Alabama lease expiring in 1998.
     (6) One facility in Hamilton, Alabama and the facility in Haleyville, Alabama is subject to an encumbrance arising out of industrial development bond financing.

In general, the manufacturing facilities are in good condition and are operated at capacities which range from approximately 77% to 97%.

ITEM 3.  LEGAL PROCEEDINGS

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, with respect to these proceedings is not presently expected to materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters could result in losses in excess of current estimates.*

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK
              HOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CAV". The following table sets forth, for each of the periods indicated, the reported high and low closing sale prices per share on the NYSE for the Company's common stock and the cash dividends paid per share in such periods. The amounts have been adjusted, as appropriate, to reflect a five-for-four stock split with respect to the Company's common stock, effected as a 25%

--------
*  See Safe Harbor Statement on page 38.

stock dividend paid on August 15, 1995, a three-for-two stock split with respect to the Company's common stock, effected as a 50% stock dividend paid on February 15, 1996 and a five-for-four stock split with respect to the Company's common stock, effected as a 25% stock dividend paid on November 15, 1996. All adjusted prices of the Company's common stock have been rounded to the nearest one-eighth of one dollar.


                                                                     Closing Sales Price
                                                  -----------------------------------------------------------
                                                             High                           Low                   Dividends
                                                  ----------------------------  -----------------------------  ----------------
Fiscal Year ended December 31, 1996
     Fourth Quarter                                         17   3/8                       10   1/2                      0.030
     Third Quarter                                          19   1/8                       12   7/8                      0.024
     Second Quarter                                         18   3/4                       12   1/8                      0.024
     First Quarter                                          12   3/8                        9   3/8                      0.024

Fiscal Year ended December 31, 1995
     Fourth Quarter                                         11   5/8                        8   3/4                      0.016
     Third Quarter                                           8   3/4                        5   1/8                      0.016
     Second Quarter                                          5   1/8                        4   5/8                      0.013
     First Quarter                                           5   3/8                        4   1/4                      0.013


As of March 20, 1997, the Company had approximately 5,700 record and beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.

The Company intends to continue to pay regular quarterly dividends. * However, the payment of dividends on the Company's Common Stock is determined by the Board of Directors of the Company in light of conditions then existing, including the earnings of the Company and its subsidiaries, their funding requirements and financial conditions, certain loan restrictions and applicable laws and governmental regulations. The Company's present loan agreement contains restrictive covenants which, among other things, limit the aggregate dividend payments and purchases of treasury stock to 50% of the Company's aggregate net income for the two most recent fiscal years.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The statement of income data, the balance sheet data, and other data of the Company for each of the five years ended December 31, 1996, have been derived from the consolidated financial statements of the Company. The Company's audited financial statements as of December 31, 1996 and 1995, and for each of the years in the three-year period ended December 31, 1996, including the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) and the other financial information contained elsewhere in this report, and with the Company's consolidated financial statements and the notes thereto appearing in the Company's previously filed Annual Reports on Form 10-K.

--------
*  See Safe Harbor Statement on page 38.


                                                                    Year Ended December 31,
                                        ------------------------------------------------------------------------------------
                                          1996             1995              1994              1993             1992
                                        --------------   --------------    --------------   ---------------   --------------
                                                          (in thousands, except per share amounts)
Statement of Income Data

Revenues:
     Net sales                      $         345,415 $        272,486 $         206,442 $         155,595 $        106,405
     Financial services                         3,333            1,764               703               230               60
                                        --------------   --------------    --------------   ---------------   --------------

     Total revenues                           348,748          274,250           207,145           155,825          106,465

Cost of sales                                 284,024          227,646           176,041           133,423           91,863
Selling, general and administrative            42,869           31,974            22,975            17,049           11,258
                                        --------------   --------------    --------------   ---------------   --------------

Operating profit                               21,855           14,630             8,129             5,353            3,344
Life insurance proceeds                         1,750                -                 -                 -                -
Other income(expense) - net                       944              404               450               201             (20)
                                        --------------   --------------    --------------   ---------------   --------------

Income before taxes                 $          24,549 $         15,034 $           8,579 $           5,554 $          3,324
                                        ==============   ==============    ==============   ===============   ==============

Net income                          $          15,366 $          9,020 $           5,079 $           3,333 $          2,014
                                        ==============   ==============    ==============   ===============   ==============

Net income per share1               $            1.25 $            .79 $             .52 $             .41 $            .28
                                        ==============   ==============    ==============   ===============   ==============

Cash dividend per share1            $            .100 $           .056 $            .032 $            .029 $           .023
                                        ==============   ==============    ==============   ===============   ==============
Weighted average number of shares
     outstanding1                              12,258           11,486             9,835             8,092            7,279
                                        ==============   ==============    ==============   ===============   ==============
Other Data

Capital expenditures                $           7,871 $          8,035 $           6,330 $           2,933 $          1,124
                                        ==============   ==============    ==============   ===============   ==============

                                                                          December 31,
                                        ------------------------------------------------------------------------------------
                                          1996             1995              1994              1993             1992
                                        --------------   --------------    --------------   ---------------   --------------
Balance Sheet Data

Working capital                     $           8,473 $         11,121 $          12,576 $           5,483 $          5,328
Total assets                        $         115,574 $         82,626 $          63,763 $          31,182 $         19,966
Long-term debt                      $           4,918 $          4,314 $           3,207 $               - $              -
Stockholders' equity                $          68,805 $         46,071 $          36,460 $          16,632 $          9,835


1 As adjusted for all stock splits paid through November 1996.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

General

The principal business of the Company since its inception has been the design and production of manufactured homes. In the first quarter of 1992, the Company, through its wholly owned subsidiary, CAC, commenced retail installment sale financing operations, and by the end of 1993 these operations had become significant enough to require segment reporting by the Company.

The Company's business is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. According to the Manufactured Housing Institute, the manufactured housing industry has posted gains in shipments for 1992, 1993, 1994, 1995 and 1996 of 24%, 21%, 20%, 12% and 7%, respectively. The greatest gains have occurred in the southeastern United States, which have posted gains in shipments for 1992, 1993, 1994, 1995 and 1996 of 34%, 25%, 21%, 15% and 14%, respectively. The Company conducts a substantial portion of its business in the southeastern United States and attributes the strong shipment growth to a reduction of alternative housing, increased availability of retail financing, increased consumer confidence and continuing strength in the national economy.

The Company has increased its production capacity to better take advantage of the growth in the industry, increasing the number of manufacturing facilities from four facilities at the end of 1992 to thirteen at the end of 1996.

Results of Operations

The following tables summarize, for the periods and dates indicated, certain financial, operating and balance sheet data including, as applicable, the percentage of net sales or total revenue:


                                                                     For the Year Ended December 31,
                                          --------------------------------------------------------------------------------
STATEMENT OF INCOME SUMMARY                         1996                        1995                         1994
                                          -------------------------   ------------------------    ------------------------
                                                                        (dollars in thousands)
Net Sales                             $        345,415     100.0% $        272,486     100.0% $        206,442     100.0%
Cost of Sales                                  284,024      82.2%          227,646      83.5%          176,041      85.3%
                                          ------------- ----------    ------------- ----------    ------------- ----------

     Gross Profit on Sales            $         61,391      17.8% $         44,840      16.5% $         30,401      14.7%
                                          =============               =============               =============

Net Sales                             $        345,415            $        272,486            $        206,442
Financial Services                               3,333                       1,764                         703
                                          -------------               -------------               -------------

     Total Revenue                    $        348,748     100.0% $        274,250     100.0% $        207,145     100.0%
                                          =============               =============               =============

Selling, General and Administrative   $         42,869      12.3% $         31,974      11.7% $         22,975      11.1%
Operating Profit                      $         21,855       6.3% $         14,630       5.3% $          8,129       3.9%
Net Income                            $         15,366       4.4% $          9,020       3.3% $          5,079       2.5%

                                                                For the Year Ended December 31,
                                                  -------------------------------------------------------------
OPERATING DATA SUMMARY                                  1996                 1995                  1994
                                                  ------------------   ------------------    ------------------
                                                                     (dollars in thousands)

Installment Loan Originations                 $              19,932 $             10,721 $               7,309
Capital Expenditures                          $               7,871 $              8,035 $               6,330
Home Shipments                                               14,549               11,828                10,042
Floor Shipments                                              20,608               16,543                13,799
Independent Exclusive Dealers                                   115                   93                    73
Home Manufacturing Facilities                                    13                   11                     9

                                                                   Balances as of December 31,
                                                  -------------------------------------------------------------
BALANCE SHEET SUMMARY                                   1996                 1995                  1994
                                                  ------------------   ------------------    ------------------
                                                                     (dollars in thousands)

Cash and Cash Equivalents                     $              24,529 $             21,005 $              16,035
Working Capital                               $               8,473 $             11,121 $              12,576
Current Ratio                                              1.2 to 1             1.4 to 1              1.5 to 1
Long-Term Debt                                $               4,918 $              4,314 $               3,207
Ratio of Long-Term Debt to Equity                           1 to 14               1 to 9               1 to 11
Installment Loan Portfolio                    $              36,531 $             19,209 $               9,825


Net Sales. The Company's net sales for the three years ended December 31, 1996, 1995 and 1994 were $345, $272 and $206 million, respectively. The Company believes the growth in net sales was primarily the result of continuing improvement in the industry combined with new and aggressive marketing programs instituted by the Company during the years indicated, including the Exclusive Dealer Program and Dealership Stock Option Plan, coupled with the growth in the Company's manufacturing capacity and a shift in the mix of products sold toward multi-section homes.

Actual shipments of homes during the three years ended December 31, 1996, 1995 and 1994 were 14,549, 11,828 and 10,042, respectively. During the three year period ended December 31, 1996, the average price of homes sold rose from $20,600 in 1994, $23,000 in 1995 to $23,700 in 1996. The increase in the average selling price was primarily due to changes in construction standards mandated by the Department of Housing and Urban Development (during the latter part of 1994) and price increases instituted by the Company during all three years associated with rising prices in raw materials and the increasing shift in the mix of products sold to multi-section homes. During the three-year period, the percentage of multi-section homes sold was 42%, 40% and 37% of total homes sold, in 1996, 1995 and 1994, respectively.

Gross Profit on Sales. Gross profit on sales is derived by deducting cost of sales from net sales. Gross profit for the three years ended December 31, 1996, 1995 and 1994 was $61.4, $44.8 and $30.4 million, respectively. The increase in gross profit was primarily attributable to increased sales volume, efficiencies achieved as a result of production increases and price increases instituted by the Company.

Financial Services Revenue. Financial services revenue is derived primarily from interest on installment sale contracts held by CAC and sale of insurance products by the Company's wholly owned insurance subsidiary, Cavalier Insurance Agency, Inc. ("CIA"). Financial services revenue for the years ended December 31, 1996, 1995 and 1994 was approximately $3.3, $1.8 and $0.7 million, respectively. The increase in financial services revenue was primarily attributable to the continued growth in the Company's loan portfolio to $36.4, $19.2 and $9.8 million at the end of 1996, 1995 and 1994, respectively.

Selling, General and Administrative. Selling, general and administrative expenses during the three years ended December 31,1996,1995 and 1994 were $42.9, $32.0 and $23.0 million, respectively. The increase in selling, general and administrative expenses was attributable to additional expenses and personnel costs associated with the Company's continued sales growth, increase in the number of manufacturing facilities operated by the Company, increased operating expenses of CAC consistent with its growth, increased sales commissions consistent with the increase in sales and additional employee compensation expenses paid under the Company's performance compensation plans.

Operating Profit. Operating profit is derived by deducting cost of sales and selling, general and administrative expense from total revenue. Operating profit
- manufacturing during the three years ended December 31, 1996, 1995 and 1994 was $21.9, $15.4 and $8.9 million, respectively. The increase in operating profit - manufacturing was consistent with the increase in net sales during the periods and increased manufacturing efficiency. Operating profit - financial services during the three years ended December 31, 1996, 1995 and 1994 was $1.3, $.6 and $.2 million, respectively. The increase in operating profit - financial services was primarily attributable to the growth in CAC's loan portfolio during the periods to $36.4, $19.2 and $9.8 million at the end of 1996, 1995 and 1994, respectively.

Other Income(Expense):

     Interest  expense.  The  interest  expense  during  the three  years  ended
     December  31,  1996,  1995 and 1994 was  $560,000,  $508,000  and  $76,000,
     respectively. The increase in interest expense during the three-year period is primarily attributable to borrowings by the Company to fund CAC.

     Life insurance proceeds. During 1996, the Company experienced a non-recurring gain on life insurance proceeds received as a result of the death of the Company's President and Chief Executive Officer, Jerry F. Wilson.

     Other income, net. Other income during the three years ended December 31, 1996, 1995 and 1994 was $1.5 million, $912,000 and $526,000, respectively.
     Other income is comprised of gain or loss on sales of assets, interest income (unrelated to financial services) and other investment income and income or loss on investments recorded under the equity method. The increase in other income during the three-year period is primarily attributable to an increase in earnings from investments recorded under the equity method.

Net Income. Net income for three years ended December 31, 1996, 1995 and 1994, was $15.4, $9.0 and $5.1 million, respectively. The increase in net income during the three years was primarily attributable to the increase in net sales for the period, increased manufacturing efficiency and the increasing growth and profitability of CAC. Additionally, during the year ended December 31, 1996, the Company received $1.75 million of life insurance proceeds.

Financial Services. The Company offers retail installment sales financing and various insurance products through CAC and CIA. The following table summarizes the operations of CAC and CIA:


                                                                For the Year Ended December 31,
                                                  -------------------------------------------------------------
FINANCIAL SERVICES SUMMARY                              1996                 1995                  1994
                                                  ------------------   ------------------    ------------------
                                                                     (dollars in thousands)

Installment Loan Portfolio                    $              36,425 $             19,209 $               9,825
Installment Loan Originations                 $              19,932 $             10,721 $               7,309
Financial Services Revenues - CAC             $               2,991 $              1,682 $                 660
Financial Services Revenues - CIA             $                 342 $                 82 $                  43
Principal Collections                         $               2,716 $              1,337 $                 543
Number of Loans Outstanding                                   1,292                  758                   415
Weighted Average Interest Rate                                10.9%                11.3%                 11.4%



CAC offers retail installment sales financing for manufactured homes sold through the Company's independent exclusive dealer network. During the three years ended December 31, 1996, 1995 and 1994, CAC purchased and originated $19.9, $10.7 and $7.3 million, respectively, and had collected principal amounts under such installment contracts of $2.7, $1.3 and $0.5 million, respectively. At the end of 1996, 1995 and 1994, CAC had aggregated balances in its portfolio of installment loan obligations of $36.5, $19.2 and $9.8 million, respectively, and had established allowances for credit losses of $941,000, $551,000 and $350,000, respectively. The Company expects to continue to expand the operations of CAC and CIA during 1997 utilizing internally generated capital and borrowings under a $23 million revolving, warehouse and term-loan agreement (the "Credit Facility", for a further discussion of the Credit Facility, see "Liquidity and Capital Resources"). * See Safe Harbor Statement on page 38. The Company expects that as the operations of CAC and CIA expand, they will have a greater effect upon the Company's consolidated results of operations and financial condition. *

--------
*  See Safe Harbor Statement on page 38.

Liquidity and Capital Resources

As of December 31, 1996, 1995 and 1994, the Company had working capital of $8.5, $11.1 and $12.6 million, respectively. The working capital for 1996 and 1995 decreased, despite strong earnings in both periods and borrowing by CAC of $1.0 million in 1996 and $2.0 million in 1995, primarily due to loan originations by CAC during 1996 and 1995 of $19.9 and $10.7 million, respectively, and capital expenditures by the Company during the same periods of $7.9 and $8.0 million, respectively. The Company's capital expenditures were financed primarily with internally generated working capital, with the exception of 1994 during which capital expenditures of $6.3 million were partly financed with $3.8 million representing a portion of the proceeds of an offering of the Company's Common Stock. During 1996 and 1995, capital expenditures included normal property, plant and equipment additions and replacements as well as the opening in 1996 of two additional manufacturing facilities located in Mineral Wells, Texas and Hamilton, Alabama. During 1995, the Company opened an additional facility in Addison, Alabama.

The ratio of current assets to current liabilities for the three years ended December 31, 1996, 1995 and 1994 was 1.2 to 1, 1.4 to 1 and 1.5 to 1,
respectively. Annualized inventory turnover for the same periods was 25.9, 23.6, and 22.5, respectively.

The Company entered into the Credit Facility in February 1994 and later amended it in March of 1996. The facility presently consists of a $23 million revolving, warehouse and term-loan agreement with its primary lender. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5 million. Interest is payable under the revolving line of credit at the bank's prime rate. The warehouse and term-loan agreements contained in the Credit Facility provide for borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $18 million. Interest on the term notes is fixed for a period of five years from issuance at a rate based on five-year treasury securities averaged over the preceding 13 weeks, plus 2%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus .75%. The warehouse component of the Credit Facility provides for borrowings of up to $2 million with interest payable at the bank's prime rate plus 1%. However, in no event can the aggregate borrowings under the warehouse and term-loan agreement exceed $18 million.

The Company's growth strategy includes the continued expansion of CAC and the financial services segment of its business. Accordingly, it is likely that the Company will incur additional debt, or other forms of leverage, in order to continue to fund such growth. * The Company believes existing cash and investment balances, funds available under the Credit Facility and funds provided by operations will be adequate to fund the Company's operations and expansion plans for the next twelve months. * However, in order to provide additional funds that may be necessary for the continued pursuit of the Company's growth strategies and for operations over the longer term, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. * There can be no assurance that such additional financing will be available on terms acceptable to the Company.

Impact of Inflation

The Company generally has been able to increase its selling prices to offset increased costs, including the costs of raw materials. Sudden increases in costs as well as price competition can affect the ability of the Company to increase its selling prices. The Company believes that the relatively moderate rate of inflation over the past several years has not had a significant impact on its sales or profitability, but can give no assurance that this trend will continue in the future. *

Impact of Accounting Statements

During the three years ended December 31, 1996, 1995 and 1994, the Company has adopted the provisions of various Statements of Financial Accounting Standards ("SFAS") promulgated by the Financial Accounting Standards Board ("FASB"). Such statements adopted included the provisions of SFAS No. 107 relating to the fair value of financial instruments, SFAS No. 114, Accounting by Creditors for Impairment of a Loan, SFAS No. 115, Accounting for Certain Investment in Debt and Equity Securities, and SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The adopted statements have had minimal impact on the Company's consolidated financial statements and only result in increased disclosures.

--------
*  See Safe Harbor Statement on page 38.

In October 1995, the FASB issued SFAS No. 123, Accounting for Stock-Based Compensation, which requires adoption of the disclosure provisions no later than fiscal years beginning after December 15, 1995, and adoption of the recognition and measurement provisions for nonemployee transactions entered into after December 15, 1995. The new standard defines a fair value method of accounting for stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award.

Pursuant to the new standard, companies are encouraged, but are not required, to adopt the fair value method of accounting for employee stock-based transactions. Companies are also permitted to continue to account for such transactions under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to
Employees, ("APB No. 25") but are required to disclose in a note to the financial statements pro forma net income and earnings per share as if the company had applied the new method of accounting.

The accounting requirements of the new method are effective for all employee awards granted after the beginning of the fiscal year of adoption. The Company has determined that it will continue to account for employee stock-based transactions under APB No. 25 and will not elect to change to the fair value method. Adoption of the disclosure provisions of SFAS No. 123 in 1996 related to such employee stock-based transactions will result in only increased disclosures regarding pro forma net income and earnings per share as if the Company had applied the new method of accounting.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

The table contained on the following page sets forth certain unaudited quarterly financial data for the two years ended December 31, 1996 and 1995. The Company believes that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with generally accepted accounting principles. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period.


                                             Fourth                Third                Second                First
                                             Quarter              Quarter               Quarter              Quarter
                                        ------------------   ------------------    ------------------   ------------------
                                                            (in thousands, except per share amounts)
1996
Revenues:
     Net sales                      $              90,817 $             88,976 $              90,838 $             74,784
     Financial services                             1,074                  867                   772                  620
                                        ------------------   ------------------    ------------------   ------------------

    Total revenues                                 91,891               89,843                91,610               75,404

Gross profit                                       17,549               16,617                16,967               13,591
Net income                                          5,361 *              3,609                 3,525                2,871
Net income per share1                                 .43 *                .29                   .29                  .24

1995
Revenues:
     Net sales                      $              73,018 $             70,900 $              70,755 $             57,813
     Financial services                               550                  484                   396                  334
                                        ------------------   ------------------    ------------------   ------------------

    Total revenues                                 73,568               71,384                71,151               58,147

Gross profit                                       12,872               12,765                11,662                9,305
Net income                                          2,611                2,479                 2,412                1,518
Net income per share1                                 .22                  .22                   .22                  .14


The sum of the quarterly amounts may not equal the annual amounts due to rounding.

* Includes non-recurring gain of $1,750 or $.14 per share from life insurance proceeds.
1 Adjusted for the five-for-four stock split paid in August 1995, three-for-two stock split paid in February 1996 and the five-for-four stock split paid in November 1996.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Index to Consolidated Financial Statements and Schedule

Independent Auditor's Report                                          17

Consolidated Balance Sheets                                           18

Consolidated Statements of Income                                     20

Consolidated Stockholders' Equity                                     21

Consolidated Statement of Cash Flows                                  22

Notes to Consolidated Financial Statements                            23

Schedule -

     II - Valuation and Qualifying Accounts                           33



Schedules I, III, IV and V have been omitted because they are either not required or are inapplicable.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Cavalier Homes, Inc.:

We have audited the accompanying consolidated balance sheets of Cavalier Homes, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cavalier Homes, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP

Birmingham, Alabama
February 28, 1997

CAVALIER HOMES, INC. AND SUBSIDIARIES


CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                   1996                1995
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $   24,529          $   21,005
  Marketable securities available for sale (Note 3)                                  1,097               3,583
  Accounts receivable, less allowance for losses of
    $800 (1996) and $750 (1995) (Notes 5 and 10)                                     3,046               1,893
  Notes and installment contracts receivable - current
    (Notes 4 and 5)                                                                  1,086                 694
  Inventories (Note 5)                                                              12,394               9,541
  Deferred income taxes (Note 8)                                                     4,663               3,648
  Other current assets                                                               2,475               1,954
                                                                                ----------           ---------
           Total current assets                                                     49,290              42,318
                                                                                ----------           ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                 847                 582
  Buildings and improvements                                                        15,803              10,775
  Machinery and equipment                                                           17,144              14,227
                                                                                ----------           ---------
                                                                                    33,794              25,584
  Less accumulated depreciation and amortization                                     9,034               6,690
                                                                                ----------           ---------
           Total property, plant and equipment, net                                 24,760              18,894
                                                                                ----------           ---------
INSTALLMENT CONTRACTS RECEIVABLE, less
  allowance for credit losses of $941 (1996) and
  $551 (1995) (Notes 4 and 5)                                                       34,504              17,964

GOODWILL, less accumulated amortization
   of $588 (1996) and $310 (1995) (Note 2)                                           3,126               2,213

OTHER ASSETS                                                                         3,894               1,237
                                                                                ----------           ---------
TOTAL                                                                           $  115,574          $   82,626
                                                                                ==========           =========
See notes to consolidated financial statements.


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1995
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                     1996                1995
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)                                    $      951          $      666
  Accounts payable                                                                   7,916               7,099
  Amounts payable under dealer incentive programs                                   10,937               6,998
  Accrued wages and related withholdings                                             1,652               1,220
  Accrued incentive compensation                                                     2,615               2,019
  Estimated warranties                                                               7,000               5,800
  Accrued insurance (Note 10)                                                        2,023               1,676
  Other accrued expenses                                                             7,722               5,720
                                                                                ----------           ---------
           Total current liabilities                                                40,816              31,198
                                                                                ----------           ---------
DEFERRED INCOME TAXES (Note 8)                                                       1,035               1,043
                                                                                ----------           ---------
LONG-TERM DEBT (Note 5)                                                              4,918               4,314
                                                                                ----------           ---------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Notes 5, 6 and 7):
  Series A Junior Participating Preferred Stock, $.01 par value;
    200,000 shares authorized, none issued
  Preferred stock, $.01 par value; 300,000 shares authorized, none issued
  Common stock, $.10 par value; authorized 15,000,000 shares,
    issued 12,169,128 shares (1996) and 11,242,439 shares (1995)                     1,217                 899
  Additional paid-in capital                                                        31,057              22,804
  Retained earnings                                                                 36,531              22,368
           Total stockholders' equity                                               68,805              46,071
                                                                                ----------           ---------
TOTAL                                                                           $  115,574          $   82,626
                                                                                ==========           =========

See notes to consolidated financial statements.



CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                   1996                1995                1994

REVENUES:
  Net sales                                                                     $  345,415          $  272,486          $  206,442
  Financial services                                                                 3,333               1,764                 703
                                                                                ----------           ---------
                                                                                   348,748             274,250             207,145
                                                                                ----------           ---------
COST OF SALES (Note 10)                                                            284,024             227,646             176,041

SELLING, GENERAL AND
  ADMINISTRATIVE (Notes 7 and 9):
  Manufacturing                                                                     40,793              30,848              22,430
  Financial services                                                                 2,076               1,126                 545
                                                                                ----------           ---------
                                                                                   326,893             259,620             199,016
                                                                                ----------           ---------
OPERATING PROFIT                                                                    21,855              14,630               8,129
                                                                                ----------           ---------
OTHER INCOME (EXPENSE):
  Interest expense:
    Manufacturing                                                                      (68)                 (7)                 (1)
    Financial services                                                                (492)               (501)                (75)
  Life insurance proceeds                                                            1,750
  Other income, net                                                                  1,504                 912                 526
                                                                                ----------           ---------
                                                                                     2,694                 404                 450
                                                                                ----------           ---------
INCOME BEFORE INCOME TAXES                                                          24,549              15,034               8,579

INCOME TAXES (Note 8)                                                                9,183               6,014               3,500
                                                                                ----------           ---------
NET INCOME                                                                      $   15,366          $    9,020          $    5,079
                                                                                ==========           =========
NET INCOME PER SHARE (Note 6)                                                   $     1.25          $     0.79          $     0.52
                                                                                ==========           =========
WEIGHTED AVERAGE SHARES
  OUTSTANDING (Note 6)                                                          12,258,461          11,486,245           9,835,524
                                                                                ==========          ==========

See notes to consolidated financial statements.



CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)


                                                                                                                        Treasury
                                                                                      Additional                        Stock - At
                                                                         Common        Paid-in            Retained        Average
                                                                         Stock         Capital            Earnings         Cost

BALANCE, JANUARY 1, 1994                                              $     360       $   7,486     $   9,228       $    (444)
  Sale of common stock, net of offering costs (Note 6)                      109          12,735
  Treasury stock reissued in connection with acquisition (Note 2)                         1,695                           394
  Stock options exercised (Note 7)                                            2              52
  Income tax benefits attributable to exercise of stock options
    (Note 7)                                                                                 86
  Cash dividends paid ($.03 per share)                                                                   (322)
  Net income                                                                                            5,079
                                                                      ----------      ---------      --------        --------
BALANCE, DECEMBER 31, 1994                                                  471          22,054        13,985             (50)
  Five-for-four stock split effected in the form of a dividend
    (Note 6)                                                                118            (118)
  Treasury stock reissued and common stock issued in connection with
    a purchase option                                                         1             413                            50
  Stock options exercised (Note 7)                                            9             689
  Income tax benefits attributable to exercise
    of stock options (Note 7)                                                               281
  Other                                                                                    (215)
  Three-for-two stock split effected in the form of a dividend
    (Note 6)                                                                300            (300)
  Cash dividends paid ($.06 per share)                                                                   (637)
  Net income                                                                              9,020
                                                                      ----------      ---------      --------        --------
BALANCE, DECEMBER 31, 1995                                                  899          22,804         22,368         $    -
  Stock options exercised (Note 7)                                           68           3,667                      ========
  Income tax benefits attributable to exercise of stock options
    (Note 7)                                                                              3,488
  Sale of common stock under Employee Stock Purchase Plan (Note 7)            2             238
  Common stock issued in connection with acquisitions                         5             887
  Accrued compensation                                                                      216
  Five-for-four stock split effected in the form of a dividend
    (Note 6)                                                                243            (243)
  Cash dividends paid ($.10 per share)                                                                 (1,203)
  Net income                                                                                           15,366
                                                                      ----------      ---------      --------
BALANCE, DECEMBER 31, 1996                                            $   1,217       $  31,057     $  36,531
                                                                      ==========      =========      ========

See notes to consolidated financial statements.


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
(DOLLARS IN THOUSANDS)

                                                                                   1996                1995               1994

OPERATING ACTIVITIES:
  Net income                                                                    $  15,366          $   9,020           $   5,079
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                   3,763              2,509               1,746
    Provision for credit losses and repurchase commitments                            389                301                 286
    (Gain) loss on sale of property, plant and equipment                             (144)                23                (20)
    Equity in earnings of equity investments                                         (289)              (237)               (304)
    Compensation related to issuance of stock options                                 216
    Changes in assets and liabilities provided (used) cash,
      net of effects of acquisitions:
      Accounts receivable                                                            (489)               863               (409)
      Inventories                                                                  (3,547)               194             (2,372)
      Amounts payable under dealer incentive programs                               3,831              1,813                 779
      Accrued wages and related withholdings                                          346              (244)                  84
      Estimated warranties                                                            829              1,600                 750
      Other assets and liabilities                                                  3,565              2,899               4,128
                                                                                ---------           --------             -------
           Net cash provided by operating activities                               23,836             18,741               9,747
                                                                                ---------           --------             -------
INVESTING ACTIVITIES:
  Net cash paid in connection with acquisitions                                      (370)              (215)             (1,118)
  Proceeds from sale of property, plant and equipment                                 228                 63                  37
  Capital expenditures                                                             (7,871)            (8,035)             (6,330)
  Distribution from equity investment                                                 778
  Purchases of marketable securities                                                                  (1,004)             (6,076)
  Proceeds from maturity of marketable securities                                   2,479              3,210
  Investments in joint ventures                                                      (900)
  Purchases and originations of installment contracts                             (19,932)           (10,721)             (7,309)
  Principal collected on installment contracts                                      2,716              1,337                 543
  Other                                                                                                  138                  55
                                                                                ---------           --------             -------
           Net cash used in investing activities                                  (22,872)           (15,227)            (20,198)
                                                                                ---------           --------             -------
FINANCING ACTIVITIES:
  Net proceeds from sales of common stock                                             240                                 12,844
  Proceeds from long-term borrowings                                                1,004              2,000               3,700
  Payments on long-term debt                                                       (1,216)              (605)               (115)
  Proceeds from exercise of stock options                                           3,735                698                  54
  Cash dividends paid                                                              (1,203)              (637)               (322)
                                                                                ---------           --------             -------
           Net cash provided by financing activities                                2,560              1,456              16,161
                                                                                ---------           --------             -------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                           3,524              4,970               5,710

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                       21,005             16,035              10,325
                                                                                ---------           --------             -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                          $  24,529          $  21,005           $  16,035
                                                                                =========           ========             =======
SUPPLEMENTAL SCHEDULE OF NON-CASH
  INVESTING AND FINANCING ACTIVITIES (Note 7):
  Contribution of assets as an equity investment                                $   2,396
                                                                                =========
  Reissuance of treasury stock in connection with acquisition                                                          $   1,874
                                                                                                                         =======
  Liabilities assumed in connection with acquisition                                                                   $   3,063
                                                                                                                         =======
See notes to consolidated financial statements.



CAVALIER HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of Cavalier Homes, Inc. and its wholly-owned subsidiaries, (hereinafter collectively referred to as the "Company"). The Company's 50% or less ownership interests in various joint ventures are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets. Intercompany profits, transactions and balances have been eliminated in consolidation.
*

      Nature of Operations - The Company designs and manufactures a wide range of high quality manufactured homes which are sold to a network of independent dealers located primarily in the southeast, southwest and midwest regions of the United States. In addition, through its financial services segment, the Company offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's independent exclusive dealer network.


      Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

      Inventories - Inventories consist primarily of raw materials and are stated at the lower of cost (first-in, first-out method) or market. During 1996, 1995 and 1994, the Company purchased raw materials of approximately $22,200, $7,900 and $7,360 respectively, from certain joint ventures referred to above.

      Property, Plant and Equipment - Property, plant and equipment is stated at cost and depreciated primarily over the estimated useful lives of the related assets using the straight-line method. Maintenance and repairs are expensed as incurred.

      Goodwill - Goodwill is amortized over 15 years using the straight-line method. The Company periodically reviews goodwill to assess recoverability, and impairments would be recognized in operating results if a permanent diminution in value were to occur.

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

      Allowance for Losses on Installment Contracts - The Company has provided an allowance for estimated future losses resulting from retail financing activities of Cavalier Acceptance Corporation ("CAC") primarily based upon management's assessment of historical experience and current industry trends.


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

2.    ACQUISITIONS


      On October 28, 1994, the Company acquired all of the outstanding stock of Astro Mfg. Co., Inc. for cash and common stock totaling $5,173. This acquisition was accounted for using the purchase method.




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


Net sales                                                             $ 217,213
Net income                                                                5,056
Net income per share                                                        .51



3.    MARKETABLE SECURITIES

      Marketable securities have been classified in the consolidated balance sheets at December 31, 1996 and 1995 according to management's intent. As permitted by A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities issued by the Financial Accounting Standards Board in November 1995, the Company reassessed the appropriateness of the classifications of all its marketable securities. Accordingly, at December 31, 1995 the Company transferred approximately $2,500 of marketable securities classified as held to maturity to available for sale. At December 31, 1996 and 1995, the carrying amounts of marketable securities, which approximate their fair values, were as follows:


Marketable securities available for sale:
  Closed-end funds                         $       1,097          $       1,097
  Corporate bonds                                                         1,482
  United States Treasury Notes                                            1,000
  Common stocks                                                               4

                                           $       1,097          $       3,583

4.    INSTALLMENT CONTRACTS RECEIVABLE


      CAC does not exclusively finance sales for any dealer; all dealers have other financing sources available to offer to their retail customers. Standard loan programs require minimum down payments, ranging from 0% to 20% of the purchase price of the home, on all installment contracts based on the creditworthiness of the borrower. In addition, CAC requires the borrower to maintain adequate insurance on the home throughout the life of the contract. Contracts are secured by the home which is subject to repossession by CAC upon default by the borrower.


      CAC's portfolio consists of fixed rate contracts with interest rates generally ranging from 9.25% to 14.0% at December 31, 1996 and 1995. The average original term of the portfolio was approximately 208 and 187 months at December 31, 1996 and 1995, respectively.

      Estimated principal payments under installment contracts receivable are as follows:

              Year Ending December 31,
                         1997                                         $   980
                         1998                                           1,088
                         1999                                           1,213
                         2000                                           1,351
                         2001                                           1,506
                      Thereafter                                       30,287

                        Total                                        $ 36,425


      At December 31, 1996 and 1995, the estimated fair value of installment contracts receivable was $36,205 and $20,320, respectively. These fair values were estimated using discounted cash flows and interest rates offered by CAC on similar contracts at that time.

      Activity in the allowance for losses on installment contracts was as follows:

                                       1996             1995             1994

Balance, beginning of year         $    551         $    350          $    104
Provision for losses                    778              311               265
Charge-offs, net                       (388)            (110)              (19)

Balance, end of year               $    941         $    551          $    350


5.    CREDIT ARRANGEMENTS

      The Company has a $23,000 revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5,000. Interest is payable under the revolving line of credit at the bank's prime rate (8.25% and 8.50% at December 31, 1996 and 1995, respectively).

      The warehouse and term-loan agreement contained in the Credit Facility provide for borrowings of up to 80% of the Company's eligible (as defined) installment sale contracts, up to a maximum of $18,000. Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 2%, and floats for the remaining two years at a rate (subject to certain limits) equal to the bank's prime rate plus .75%. The warehouse component of the Credit Facility provides for borrowings of up to $2,000 with interest payable at the bank's prime rate plus 1%. However, in no event may the aggregate outstanding borrowings under the warehouse and term-loan agreement exceed $18,000.

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

      At December 31, 1996 and 1995, the Company's long-term debt consists of various fixed and variable rate term loans bearing interest at rates ranging from 6.19% to 10.15% and 9.40% to 10.15%, respectively.

      Principal repayment requirements on long-term debt are as follows:


               Year Ending
               December 31,

                   1997                                            $    951
                   1998                                               1,054
                   1999                                               1,156
                   2000                                               1,043
                   2001                                                 663
                Thereafter                                            1,002

                  Total                                               5,869
        Less current portion                                            951

        Long-term debt                                             $  4,918

      The estimated fair value of outstanding borrowings is $5,715 and $5,224 at December 31, 1996 and 1995, respectively. These estimates were determined using rates at which the Company believes it could have obtained similar borrowings at that time.


      Cash paid for interest during the years ended December 31, 1996, 1995 and 1994 was $566, $494 and $62, respectively.

6.    STOCKHOLDERS' EQUITY

      In 1994, the Company sold 1,090,000 shares of common stock through a secondary public offering. Net proceeds from the offering were $12,844.

      During the years ended December 31, 1996 and 1995, the Company's Board of Directors declared the following stock splits of the Company's common stock. All applicable share and per share data have been restated to give effect to all stock splits.

  Declaration            Stock            Record             Distribution
      Date               Split             Date                  Date

July 17, 1995           5 for 4       July 31, 1995         August 15, 1995
January 22, 1996        3 for 2       January 31, 1996      February 15, 1996
October 16, 1996        5 for 4       October 31, 1996      November 15, 1996

      The Company has adopted a Stockholder Rights Plan. The terms and conditions of the plan are set forth in a Rights Agreement dated October 23, 1996 between the Company and its Rights Agent. Pursuant to the plan, the Board of Directors of the Company declared a dividend of one Right (as defined in the Rights Agreement) for each share of the Company's outstanding common stock to stockholders of record on November 6, 1996. The Rights, when exercisable, entitle the holder to purchase a unit of one one-hundredth share of Series A Junior Participating Preferred Stock, par value $.01, at a purchase price of $80 per share. Upon certain events relating to the acquisition of, or right to acquire, beneficial ownership of 20% or more of the Company's outstanding common stock by a third party, or a change in control of the Company, the Rights entitle the holder to acquire, after the Rights are no longer redeemable by the Company, shares of common stock of the Company (or, in certain cases, securities of an acquiring person) for each Right held at a significant discount. The Rights will expire on November 6, 2006, unless redeemed earlier by the Company at $.01 per Right under certain circumstances.

7.    STOCK PLANS

          Dealership Stock Option Plan -

            During 1995, the Company's Board of Directors approved the Dealership Stock Option Plan of Cavalier Homes, Inc. (the "Dealer Plan") under which an aggregate of 562,500 shares of the Company's common stock may be issued to the eligible independent dealerships (as defined in the Dealer Plan) at a price equal to the fair market value of the Company's common stock as of a date during the calendar quarter determined by the plan administrator for which such option is to be granted. Options granted under the Dealer Plan are immediately exercisable and expire three years from the grant date. Options exercisable and shares available for future grants were 65,939 and 472,410, respectively. All outstanding options are exercisable at prices ranging from $8.73 to $14.80. Since these options have been granted to persons other than employees, the Company adopted the recognition and measurement provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") for Dealer Plan options granted after December 15, 1995.

            Employee and Director Plans:


            The Company adopted and the shareholders approved the 1996 Key Employee Stock Incentive Plan (the "1996 Plan") which provides for both incentive stock options and non-qualified stock options. Additionally, the 1996 Plan provides for stock appreciation rights and awards of both restricted stock and performance shares. Options are granted at prices and terms determined by the compensation committee of the Board of Directors. Initially the aggregate number of shares available under the 1996 Plan is 753,125, (including 3,125 shares canceled from the 1993 Non-qualified Plan) however, on January 1 of each year an additional 1.5% of the then outstanding common stock becomes available for grant. Options granted under the 1996 Plan generally expire ten years from date of grant.


           During 1996, the Company further amended the 1993 Amended and Restated Non-employee Director Plan (the "1993 Non-employee Directors Plan") to provide for the issuance of stock options at fair market value on the date of grant, to non-employee directors, to acquire up to 625,000 shares of common stock. Options are generally granted upon a directors initial election to the Board and automatically on an annual basis thereafter. Options granted under this plan are generally exercisable after six months from the date of grant and must be exercised within ten years from such date, except under certain conditions.

            During 1996, the Company adopted the Cavalier Homes, Inc. Employee Stock Purchase Plan under which an aggregate of 625,000 shares of the Company's common stock may be issued to eligible employees (as defined in the Plan) at a price equal to the lesser of 85% of the market price of the stock as of the first day (January 1 or July 1) or last day (June 30 or December 31) of the Payment Periods (as defined). Employees may elect to have a portion of their compensation withheld, subject to certain limits, to purchase the Company's common stock.

            The Company also adopted the Cavalier Homes, Inc. Dividend Reinvestment and Stock Purchase Plan under which the Company may issue an aggregate of 200,000 shares of the Company's common stock to eligible participants (as defined in the Plan). Participants in the Plan may purchase additional shares of the Company's common stock by reinvesting the cash distributions on all, or part, of their shares, or by investing both their cash distributions and optional cash payments. The purchase price of the stock will be the higher of 95% of the average daily high and low sale prices of the Company's common stock on the four trading days including and preceding the Investment Date (as defined in the Plan) or 95% of the average high and low sales prices on the Investment Date. No shares were sold under this plan during 1996.

      The Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Accordingly, no compensation expense has been recognized for these plans except where the exercise price was less than the fair value on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income and net income per share would approximate the pro forma amounts below:

                                               1996                    1995

Net income:
  As reported                            $      15,366           $       9,020
  Pro forma                              $      13,017           $       8,923

Net income per share:
  As reported                            $        1.25           $        0.79
  Pro forma                              $        1.06           $        0.78



      The fair value of options granted for 1996 and 1995 were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                               1996                    1995

Dividend yield                                0.85 %                  2.05 %
Expected volatility                         0.3985 %                0.4182 %
Risk free interest rate                       6.20 %                  6.81 %
Expected lives                          2.76 years              2.76 years

      SFAS 123 does not apply to awards prior to 1995. The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts, and additional awards in future years are anticipated.

      With respect to options exercised, the income tax benefits resulting from compensation expense allowable under federal income tax regulations in excess of the expense reflected in the Company's financial statements have been credited to additional paid-in-capital. These benefits, which totaled $3,488 (1996), $281 (1995), and $86 (1994), represent a noncash financing transaction for purposes of the consolidated statements of cash flows.

      Information   regarding  all  of  the  Company's  stock  option  plans  is summarized below:

                                                                                   Weighted
                                                                    Weighted        Average
                                                                    Average       Fair Value
                                                   Shares        Exercise Price  At Grant Date

Shares under option:
  Outstanding at January 1, 1994                  1,138,309   $        3.95
    Granted -
      Price = Fair Value                            460,478            4.77
    Exercised                                       (44,529)           1.23
    Cancelled                                      (347,404)           4.78

  Outstanding at December 31, 1994                1,206,854            4.17
    Granted:
      Price = Fair Value                            123,049            5.86     $        1.77
      Price less than Fair Value                     22,299            8.73              2.77
    Exercised                                      (174,804)           3.99
    Cancelled                                       (43,941)           7.09

  Outstanding at December 31, 1995                1,133,457            4.35
    Granted:
      Price = Fair Value                          1,321,633           14.68              4.52
      Price less than Fair Value                     28,833           13.70              3.75
    Exercised                                      (844,883)           4.42
    Cancelled                                      (483,431)          15.90

  Outstanding at December 31, 1996                1,155,609    $       11.51

  Options exercisable as of December 31, 1996       631,707    $       10.07


      Stock  options  available   for  future  grants  at December 31, 1996 were
      1,670,793  under all of the  Company's  various stock option plans.


      The following table summarizes information concerning stock options outstanding at December 31, 1996:

                                                  Options Outstanding                               Options Exercisabale
                              ------------------------------------------------------------ ----------------------------------------
                                                          Weighted
                                      Number              Average            Weighted              Number             Weighted
                                     Outstanding          Remaining            Average            Exercisable           Average
   Range of                            As of            Contractual          Exercise               As of             Exercise
Exercise Prices                       12/31/96              Life                Price              12/31/96              Price

$ 0.55 - $10.00                              351,233         7.57          $     5.30              327,326          $     5.40
$11.50 - $13.60                              558,393         9.20               13.35               84,648               11.94
$14.50 - $16.60                              245,983         8.50               16.22              219,733               16.31

$ 0.55 - $16.60                            1,155,609         8.55          $    11.51              631,707          $    10.07


8.    INCOME TAXES

      Provision for income taxes consist of:

                                1996                1995                1994
Current:
  Federal                  $    8,416          $    5,994          $    3,313
  State                         1,482                 855                 581

                                9,898               6,849               3,894

Deferred:
  Federal                        (610)               (734)               (333)
  State                          (105)               (101)                (61)

                                 (715)               (835)               (394)

     Total                  $    9,183          $    6,014          $    3,500


      Total income tax expense for 1996, 1995, and 1994 is different from the amount that would be computed by applying the expected federal income tax rate of 35% to income before income taxes. The reasons for this difference are as follows:


                                             1996                    1995
                                                  Assets (Liabilities)
Current differences:
  Warranty expense                        $       2,137           $       1,731
  Inventory capitalized                             251                     176
  Allowance for losses on receivables               652                     488
  Accrued expenses                                1,473                     979
  Other                                             150                     274

                                          $       4,663           $       3,648

Noncurrent differences:
  Depreciation and basis differential
     of acquired assets                   $      (1,414)          $      (1,109)
  Other                                             379                      66

                                          $      (1,035)          $      (1,043)

      Deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. The approximate tax effects of temporary differences at December 31, 1996 and 1995 were as follows:


                                                                                   1996                1995                1994

Income tax at expected federal income tax rate                                  $    8,592          $    5,262          $    3,003
State income taxes, net of federal tax effect                                        1,123                 752                 343
Non-taxable life insurance proceeds                                                   (655)
Non-deductible operating expenses                                                      107                 171                 110
Effect of graduated tax rates                                                                             (121)                (86)
Other                                                                                   16                 (50)                130

                                                                                $    9,183          $    6,014          $    3,500


      Cash paid for income taxes for the years ended December 31, 1996, 1995 and 1994 was $5,858, $5,905 and $3,519, respectively.

9.    EMPLOYEE BENEFIT PLAN

      The Company sponsors an Employee 401(k) Retirement Plan covering all employees who meet participation requirements. Employee contributions are limited to a percentage of their basic compensation as defined in the

      Plan. The amount of the Company's matching contribution is discretionary as determined by the Board of Directors. Company contributions amounted to $285, $229 and $175 for the years ended December 31, 1996, 1995 and 1994, respectively.

10.   COMMITMENTS AND CONTINGENCIES

      Operating Leases:

      Three of the Company's manufacturing facilities are leased under separate operating lease agreements (the "Related Leases") with partnerships or companies whose owners are certain officers, directors or stockholders of the Company. The Related Leases require monthly payments ranging from $9 to $20 and provide for lease terms ending from April 1997 to April 1999 as well as renewal option periods. The Related Leases also contain purchase options whereby the Company can purchase the respective manufacturing facility for amounts ranging from $875 to $2,100 at any time during the lease terms.

      The Company also leases three other manufacturing facilities under operating leases with unrelated parties. These leases currently require monthly payments ranging from $3 to $14 and provide for lease terms ending from March 1999 to October 2006 as well as renewal option periods. The Company has the option under one of these leases to (i) cancel the lease at any time after October 2001 with a one year notice and (ii) purchase the manufacturing facility for $995 at any time during the lease term. The Company also has the option under one of these leases to cancel the lease after the first five years with 180 days notice.

      Future minimum rents payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1996 are as follows:


            Year Ending
            December 31,

                1997                                        $         557
                1998                                                  512
                1999                                                  196
                2000                                                  119
                2001                                                  119
             Thereafter                                               553

               Total                                        $       2,056


      Total rent expense was $1,130, $1,044 and $832 for the years ended December 31, 1996, 1995 and 1994, respectively, including rents paid to related parties of $653 (1996), $723 (1995) and $662 (1994).

      Contingent Liabilities and Other:

      a. It is customary practice for companies in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of the Company's sales are made to dealers located primarily in the southeast, southwest and midwest regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company was contingently liable for an amount estimated to be $80,000 under these agreements as of December 31, 1996, such contingency is reduced by the resale value of the homes which are required to be repurchased. The Company has an allowance for losses of $800 (1996) and $750 (1995) based on prior experience and current market conditions. Management expects no material loss in excess of the allowance.

      b. Under the insurance plans described in Note 1, the Company is contingently liable at December 31, 1996 for future retrospective premium adjustments up to a maximum of approximately $7,300 in the event that additional losses are reported related to prior years.


      c. The Company is a party to various legal proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, with respect to these proceedings is not presently expected to materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters could result in losses in excess of current estimates.

      d. During 1994, the Company entered into split-dollar life insurance agreements with two of its executive officers which provide for payment of the related insurance premiums by the Company and also for reimbursement to the Company of such premiums upon payment of death benefits under the policies.

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

      Financial information for these segments is summarized in the following table:


                                                                                            General
                                                                 Financial                 Corporate
                                      Manufacturing              Services                (Unallocated)                Total

Year ended December 31, 1996:

  Revenues                            $     345,415            $       3,333                                      $     348,748
  Operating profit                           21,910                    1,257            $      (1,312)                   21,855

  Identifiable assets                        69,161                   38,175                     8,238                  115,574
  Depreciation and amortization               3,591                      129                        43                    3,763
  Capital expenditures                        7,434                      196                       241                    7,871

Year ended December 31, 1995:

  Revenues                            $     272,486            $       1,764                                      $     274,250
  Operating profit                           15,394                      638            $      (1,402)                   14,630

  Identifiable assets                        56,804                   22,388                     3,434                   82,626
  Depreciation and amortization               2,443                       59                         7                    2,509
  Capital expenditures                        7,762                      260                        13                    8,035

Year ended December 31, 1994:

  Revenues                            $     206,442            $         703                                      $     207,145
  Operating profit                            8,928                      158            $        (957)                    8,129

  Identifiable assets                        45,748                   14,179                     3,836                   63,763
  Depreciation and amortization               1,722                       14                        10                    1,746
  Capital expenditures                        6,330                                                                       6,330


                                    * * * * *

                      CAVALIER HOMES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1996, 1995 and 1994

                                                              Additions
                                           Balance at        Charged to        Charged                          Balance at
                                           Beginning of       Costs and         to Other                           End of
                                             Period           Expenses         Accounts        Deductions         Period
                                          --------------  ----------------  --------------- ----------------   --------------
Allowance for losses on Accounts
   Receivable:
       Year Ended December 31, 1996     $        750,000           224,883           50,846        (225,729) $        800,000
                                          ==============  ================  =============== ================   ==============

       Year Ended December 31, 1995     $        650,000           152,554                -         (52,554) $        750,000
                                          ==============  ================  =============== ================   ==============

       Year Ended December 31, 1994     $        560,000            62,860           50,000         (22,860) $        650,000
                                          ==============  ================  =============== ================   ==============

 Allowance for credit losses:
       Year Ended December 31, 1996     $        551,188           778,226                         (388,043) $        941,371
                                          ==============  ================  =============== ================   ==============

       Year Ended December 31, 1995     $        350,000           311,190                -        (110,002) $        551,188
                                          ==============  ================  =============== ================   ==============

       Year Ended December 31, 1994     $        103,930           265,048                -         (18,978) $        350,000
                                          ==============  ================  =============== ================   ==============

Accumulated amortization of goodwill:
       Year Ended December 31, 1996     $        309,729           278,663                                   $        588,392
                                          ==============  ================  =============== ================   ==============

       Year Ended December 31, 1995     $        140,476           169,253                                   $        309,729
                                          ==============  ================  =============== ================   ==============

       Year Ended December 31, 1994     $         47,405            93,071                                   $        140,476
                                          ==============  ================  =============== ================   ==============

Accumulated amortization of non-compete
   agreement:
       Year Ended December 31, 1996     $        188,904            32,346                                   $        221,250
                                          ==============  ================  =============== ================   ==============

       Year Ended December 31, 1995     $        122,232            66,672                                   $        188,904
                                          ==============  ================  =============== ================   ==============

       Year Ended December 31, 1994     $         55,560            66,672                                   $        122,232
                                          ==============  ================  =============== ================   ==============

Warranty reserve:
       Year Ended December 31, 1996     $      5,800,000        13,874,316          370,545     (13,044,861) $      7,000,000
                                          ==============  ================  =============== ================   ==============

       Year Ended December 31, 1995     $      4,200,000        11,385,825                -      (9,785,825) $      5,800,000
                                          ==============  ================  =============== ================   ==============

       Year Ended December 31, 1994     $      3,100,000         7,740,813          350,000      (6,990,813) $      4,200,000
                                          ==============  ================  =============== ================   ==============


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

For a description of the directors and executive officers of the Company, see "Election of Directors," "Executive Officers and Principal Stockholders," and "Compliance with Section 16(a) of the Exchange Act" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For a description of the Company's executive compensation, see "Election of Directors," "Executive Officers and Principal Stockholders," "Executive Compensation" (other than the "Report of the Compensation Committee on Executive Compensation" and the "Performance Graph"), "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

For a description of the security ownership of management and certain beneficial owners, see "Executive Officers and Principal Stockholders" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of certain relationships and related transactions of the Company, see "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships And Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 1997, which are incorporated herein by reference.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
                           FORM 8-K

(a) 1. The financial statements contained in this report and the page on which they may be found are as follows:

         Financial Statement Description                     Form 10-K Page No.

         Independent Auditors' Report                                  17
         Consolidated Balance Sheets as of
            December 31, 1996 and 1995                                 18
         Consolidated Statements of Income
            for the years ended December 31, 1996,
            1995 and 1994                                              20
         Consolidated Statements of Stockholders'
            Equity for the years ended
            December 31, 1996, 1995 and 1994                           21
         Consolidated Statements of Cash Flows
            for the years ended December 31,
            1996, 1995 and 1994                                        22
         Notes to Consolidated Financial Statements                    23

     2. The financial statement schedules required to be filed with this report and the pages on which they may be found are as follows:

          Schedule Description                               Form 10-K Page No.

          II Valuation and Qualifying Accounts                         33

     3. The exhibits required to be filed with this report are listed below. The Company will furnish upon request any of the exhibits listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.

(3)      Articles of Incorporation and By-laws.

* (a) The Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

* (b) The Certificate of Designation of Series A Junior Participating Preferred Stock of Cavalier Homes, Inc. as filed with the Office of the Delaware Secretary of State on October 24, 1996 and filed as Exhibit A to Exhibit 4 to the Company's Registration Statement on form 8-A filed on October 30, 1996, is incorporated herein by reference.

* (c) The By-laws of the Company, as amended, filed as Exhibit (b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, are incorporated herein by reference.

 (4)

* (a) Articles four, six, seven, nine and ten of the Company's Amended and Restated Certificate of Incorporation, as amended, included in Exhibit 3(a) above.

* (b) Article II, Sections 1 through 11; Articles III, Sections 1 and 2; Article IV, Sections 1 and 2; Article VI, Sections 1 through 6; Article VIII, Sections 1 through 3; Article IX, Section 1 of the Company's By-laws, included in Exhibit 3(c) above.

* (c) Rights Agreement between Cavalier Homes, Inc. and ChaseMellon Shareholder Services, LLC, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated October 30, 1996, is incorporated herein by reference.

 (10)    Material contracts

* (a) Rights Agreement between Cavalier Homes, Inc. and ChaseMellon Shareholder Services, LLC, file as Exhibit 4 to the Company's Current Report on Form 8-K dated October 30, 1996, is incorporated herein by reference.

         (b) Lease Agreement dated October 16, 1996, between Virginia Cary L. McDonald and Star Industries, Inc. regarding the lease of the manufacturing facility located in Robbins, North Carolina.

         (c) Assignment and Assumption Agreement between Star Industries, Inc. and Cavalier Industries, Inc. regarding the lease of the manufacturing facility located in Robbins, North Carolina.

* (d) Cavalier Homes, Inc. Dividend Reinvestment and Stock Purchase Plan, filed as Appendix A to the Company's Registration Statement on Form S-3 (Registration No. 333-18213), is incorporated herein by reference.

* ** (e) Cavalier Homes, Inc. Executive Incentive Compensation Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996, is incorporated herein by reference.

* ** (f) Cavalier Homes, Inc. Employee Stock Purchase Plan, filed as an Appendix
to  the  Company's   definitive  Proxy  Statement  for  the  Annual  Meeting  of
Stockholders held May 15, 1996, is incorporated herein by reference.

* ** (g) Cavalier Homes, Inc. Key Employee Stock Incentive Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996, is incorporated herein by reference.

* ** (h) Amendments to the Cavalier Homes, Inc. Nonemployee Directors Stock Option Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996, is incorporated herein by reference.

 ** (i) Amendment to Cavalier Homes, Inc. Amended and Restated Nonemployee Directors Plan.

* (j) Option and Stock Exchange Agreement by and among Wheelhouse Structures, Inc., Shareholders of Wheel House Structures, Inc. and Cavalier Homes, Inc. dated as of August 28, 1995, filed as Exhibit 2(a) to the Company's Registration Statement on Form S-3 (Registration No. 333-00607), as amended, is incorporated herein by reference.

*    (k)  Dealership   Stock   Option  Plan  of Cavalier  Homes,  Inc.  filed as
Exhibit 4(c) to the Company's Registration Statement on Form S-3 dated September 11, 1995 (Registration No. 33-62487), is incorporated herein by reference.

* (l) Lease Agreement between City of Mineral Wells, Texas and Cavalier Homes of Texas dated February 27, 1996, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, is incorporated herein by reference.

* (m) Stock Purchase Agreement, as amended, by and among Astro Mfg. Co., Inc., Shareholders of Astro Mfg. Co., Inc.and Cavalier Homes, Inc. dated as of October 14, 1994, filed as Exhibit 2(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by reference.

* (n) Holdback agreement between Cavalier Homes, Inc. and Raymond A. Peltcs, dated October 28, 1994, filed as Exhibit 2(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994, is incorporated herein by reference.

* (o) Revolving, Warehouse and Term Loan Agreement among the Company and First Commercial Bank dated February 17, 1994, filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

* (p) Amendments to the Revolving, Warehouse and Term Loan Agreement among the Company and First Commercial Bank dated March 14, 1996, filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, are incorporated herein by reference.

         (q) Assumption Agreement dated as of January 2, 1997, by and among the Company, First Commercial Bank and certain subsidiaries of the Company.

* (r) Lease Agreement between Leonard Properties and Cavalier Homes of Texas, Inc. dated February 17, 1994, and amendment No. 1 thereto, filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K, for the year ended December 31, 1993, and 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1994, respectively, are incorporated herein by reference.

* ** (s) Cavalier Homes, Inc. 1993 Amended and Restated Nonqualified Stock Option Plan, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

* ** (t) Cavalier Homes, Inc. 1988 Nonqualified Stock Option Plan, as amended, filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

     (u) Lease between Cavalier Homes of Alabama, Inc. and Robert L. Burdick, John W Lowe, and Jerry F. Wilson (now Estate of Jerry F. Wilson), as tenants in common, dated July 30, 1996.

     (v) Assignment and Assumption Agreement between Cavalier Homes of Alabama, Inc. and Cavalier Homes, Inc. regarding the lease between Cavalier Homes of Alabama, Inc. and Robert L. Burdick, John W Lowe and Jerry F. Wilson (now Estate of Jerry F. Wilson).

* (w) Commercial Sub-Lease between Winston County Industrial Development Association and Cavalier Homes of Alabama, Inc., dated March 5, 1993, filed as
Exhibit 10(d) to the Company's Registration Statement on Form S-2 (Registration No.33-59452), is incorporated herein by reference.

     (x) Assignment and Assumption Agreement between Cavalier Homes of Alabama, Inc. and Cavalier Homes, Inc. regarding the Commercial Sub-Lease between Cavalier Homes of Alabama, Inc. and Winston County Industrial Development Association.

* (y) Sub-lease Agreement with Option to Purchase between Winfield Industrial Development Association, Inc and Buccaneer Homes of Alabama, Inc. dated May 9, 1994, filed as Exhibit 10(k) to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Registration No. 33-78644), is incorporated herein by reference.

* (z) Lease Agreement with Option to Purchase between Marion County Industrial Development Association, Inc and Quality Housing Supply, Inc. dated May 9, 1994, filed as Exhibit 10(l) to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Registration No. 33-78644), is incorporated herein by reference.

         (aa) Lease Agreement dated March 1, 1997, between the City of Winfield and Buccaneer Homes, a division of Cavalier Manufacturing, Inc.

         (bb) Lease Agreement dated March 1, 1995, between the Industrial Development Board of the City of Haleyville, Alabama and Wheel House Properties, Inc., as assigned to and assumed by Star Industries, Inc. on January 11, 1996, and as further assigned to and assumed by Cavalier Manufacturing, Inc. in December 1996.

(11) Statement re Computation of Per Share Earnings.

(21) Subsidiaries of the Registrant.

(23) Consent of Deloitte & Touche LLP.

(27) Financial Data Schedule. (Filed as an EDGAR exhibit only.)

*    Incorporated by reference herein.
**   Management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.
         None.

              "Safe Harbor" Statement under the Private Securities
                         Litigation Reform Act of 1995:

With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K (including statements regarding trends in the industry and the business and growth and financing strategies of the Company), as well as those statements specifically designated with an asterisk (*), constitute forward-looking statements, contain the words "believes," "anticipates," "expects," and words of similar import, are based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and words involve known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. Such assumptions, risks, uncertainties and factors include those associated with general economic and business conditions; manufactured housing and retail consumer financing industry trends, cyclicality and seasonality; availability of consumer and dealer financing; changes and volatility in interest rates; the sufficiency of reserves established for installment contract receivables; warranty, product liability and other litigation arising in the course of the Company's manufacturing and financial services business; contingent repurchase and guaranty obligations; dependence on key personnel; demographic changes; competition; raw material and labor costs and availability; import protection and regulation; relationships with and dependence on customers, distributors or dealers; changes in the business strategy or development plans of the Company; the availability, terms and deployment of capital; changes in or the failure to comply with government regulations; and the inability or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             CAVALIER HOMES, INC.
                                             Registrant



                                             By:/s/ DAVID A. ROBERSON
                                             Its President
                                             Date: March 31, 1996


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         Signature                  Title                            Date

/s/ DAVID A. ROBERSON         Director and Principal            March 31, 1996
----------------------------  Executive Officer


/s/ MICHAEL R. MURPHY         Diretor and Principal             March 31, 1996
----------------------------  Financial and Accounting
                              Officer

/s/ BARRY DONNELL             Chairman of the Board             March 31, 1996
----------------------------  and Director


/s/ THOMAS A. BROUGHTON, III  Director                          March 31, 1996
----------------------------


/s/ JOHN W LOWE               Director                          March 31, 1996
----------------------------


/s/ LEE ROY JORDAN            Director                          March 31, 1996
----------------------------


/s/ GERALD R. MOORE           Director                          March 31, 1996
----------------------------

                                      INDEX

                                                                    Page in
                                                                  Sequentially
Exhibit                                                             Numbered
Number                                                               Filing

(10)     Material Contracts

(11)     Statement Re Computation of Per Share Earnings

(21)     Subsidiaries of the Registrant

(23)     Consent of Deloitte & Touche LLP

(27)     Financial Data Schedule (Filed as an EDGAR exhibit only)