Form 10-Q
period 1997-03-28
CAVALIER HOMES INC
filed 1997-05-09
CIK 789863

U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended   March 28, 1997

                                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ----------------
                          Commission file number 1-9792

                              Cavalier Homes, Inc.
             (Exact Name of Registrant as Specified in Its charter)


         Delaware                                              63-0949734
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



              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)


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

           Class                                     Outstanding at May 9, 1997
Common Stock $.10 Par Value                               12,213,251 Shares

                      CAVALIER HOMES, INC. AND SUBSIDIARIES


                                      INDEX

                                                                      Page No.

Part I.  Financial Information (Unaudited)

         Consolidated Condensed Balance Sheets -
         March 28, 1997 and December 31, 1996                            3

         Consolidated Condensed Statements of Income -
         Thirteen Weeks ended March 28, 1997
         and March 29, 1996                                              4

         Consolidated Condensed Statements of Cash
         Flows - Thirteen Weeks ended March 28, 1997
         and March 29, 1996                                              5

         Notes to Consolidated Condensed Financial Statements            6

         Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   9

Part II. Other Information

         Item 5.  Other Matters                                         12

         Item 6.  Exhibits                                              12

         Signatures                                                     14






















Certain items in the report that follows are marked with an asterisk (*), indicating that they are subject to the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 found on page 13 of this report.

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in Thousands)
(UNAUDITED)

                                                                 March 28,               December 31,
 ASSETS                                                             1997                     1996
 CURRENT ASSETS:
      Cash and cash equivalents                          $            5,896      $           24,529
      Marketable securities available for sale                          -                     1,097
      Accounts receivable, less allowance for
             losses of $800                                          21,128                   3,046
      Notes and installment contracts receivable - current            1,476                   1,086
      Inventories                                                    13,447                  12,394
      Deferred income taxes                                           4,702                   4,663
      Other current assets                                            2,217                   2,475
                                                         -------------------    --------------------
             Total current assets                                    48,866                  49,290
                                                         -------------------    --------------------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                 25,054                  24,760
                                                         -------------------    --------------------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,053 (1997)
     and $941 (1996)                                                 39,187                  34,504
                                                         -------------------    --------------------
 GOODWILL, less accumulated amortization of
     $647 (1997) and $588 (1996)                                      3,068                   3,126
                                                         -------------------    --------------------
 OTHER ASSETS                                                         3,672                   3,894
                                                         -------------------    --------------------
                                                         $          119,847      $          115,574
                                                         ===================    ====================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                  $              997      $              951
      Accounts payable                                               10,917                   7,916
      Amounts payable under dealer incentive programs                 8,063                  10,937
      Accrued wages and related withholdings                          3,192                   1,652
      Accrued incentive compensation                                  1,756                   2,615
      Estimated warranties                                            7,000                   7,000
      Accrued insurance                                               1,710                   2,023
      Other accrued expenses                                          8,693                   7,722
                                                         -------------------    --------------------
           Total current liabilities                                 42,328                  40,816
                                                         -------------------    --------------------
 DEFERRED INCOME TAXES                                                1,053                   1,035
                                                         -------------------    --------------------
 LONG-TERM DEBT                                                       4,428                   4,918
                                                         -------------------    --------------------
 STOCKHOLDERS' EQUITY:
      Series A Junior Participating Preferred Stock, $.01 par value;
         200,000 shares authorized, none issued
      Preferred stock, $.01 par value;
         300,000 shares authorized, none issued
      Common stock, $.10 par value; authorized
         15,000,000 shares; issued 12,213,251 (1997)
         and 12,169,128 (1996) shares                                 1,221                   1,217
      Additional paid-in capital                                     31,566                  31,057
      Retained earnings                                              39,251                  36,531
                                                         -------------------    --------------------
          Total stockholders' equity                                 72,038                  68,805
                                                         -------------------    --------------------
                                                         $          119,847      $          115,574
                                                         ===================    ====================
 See Notes to Consolidated Condensed Financial Statements

 CAVALIER HOMES, INC. AND SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
 (Dollars in Thousands Except Per Share Amounts)
 (UNAUDITED)
                                                                         Thirteen Weeks Ended
                                                                  March 28,               March 29,
 REVENUES:                                                           1997                    1996
      Net sales                                          $           75,758      $           74,784
      Financial services                                              1,142                     620
                                                         -------------------    --------------------
                                                                     76,900                  75,404
                                                         -------------------    --------------------
 COST OF SALES                                                       61,930                  61,813

 SELLING, GENERAL AND ADMINISTRATIVE:
     Manufacturing                                                    9,357                   8,657
     Financial services                                                 646                     359
                                                         -------------------    --------------------
                                                                     71,933                  70,829
                                                         -------------------    --------------------
 OPERATING PROFIT                                                     4,967                   4,575
                                                         -------------------    --------------------
 OTHER INCOME(EXPENSE):
     Interest expense:
        Manufacturing                                                  (44)                     (16)
        Financial services                                            (102)                    (116)
     Other, net                                                        288                      335
                                                         -------------------    --------------------
                                                                        142                     203
                                                         -------------------    --------------------
 INCOME BEFORE INCOME TAXES                                           5,109                   4,778

 INCOME TAXES                                                         2,023                   1,907
                                                         -------------------    --------------------
 NET INCOME                                              $            3,086      $            2,871
                                                         ===================    ====================
 NET INCOME PER SHARE                                    $              .25      $              .24
                                                         ===================    ====================
 WEIGHTED AVERAGE SHARES OUTSTANDING                             12,395,018              11,993,157
                                                         ===================    ====================









 See Notes to Consolidated Condensed Financial Statements

 CAVALIER HOMES, INC. AND SUBSIDIARIES
 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
 (Dollars in Thousands)
 (UNAUDITED)
                                                                          Thirteen Weeks Ended
                                                                    March 28,               March 29,
                                                                      1997                     1996
 OPERATING ACTIVITIES:
   Net income                                            $            3,086      $            2,871
   Adjustments to reconcile net income to net
      cash used in operating activities:
        Depreciation and amortization                                 1,019                     860
        Provision for credit losses and repurchase commitments          111                      26
        (Gain)loss on sale of property, plant and equipment             (14)                     (4)
        Equity in earnings of equity investments                         14                    (142)
        Compensation related to issuance of stock options                37                     -
        Changes in assets and liabilities provided(used)
          cash, net of effects of an acquisition in 1996:
             Accounts receivable                                    (18,082)                (18,665)
             Inventories                                             (1,053)                 (2,032)
             Accounts payable                                         3,001                   4,547
             Amounts payable under dealer incentive
                programs                                             (2,874)                   (652)
             Estimated warranties                                       -                       330
             Other assets and liabilities                             2,626                   2,011
                                                         -------------------    --------------------
        Net cash used in operating activities                       (12,129)                (10,850)
                                                         -------------------    --------------------
 INVESTING ACTIVITIES:
   Proceeds from the sale of property, plant and equipment               18                      28
   Net cash paid in connection with acquisition
      of a subsidiary                                                     -                    (478)
   Capital expenditures                                              (1,251)                 (1,481)
   Distribution from equity investments                                 248                     194
   Redemptions of marketable securities                                 -                       250
   Purchases and originations of notes and
      installment contracts                                          (6,163)                 (3,720)
   Principal collected on installment contracts                         978                     574
                                                         -------------------    --------------------
        Net cash used in investing activities                        (6,170)                 (4,633)
                                                         -------------------    --------------------
 FINANCING ACTIVITIES:
   Payments on long-term debt                                          (444)                   (279)
   Cash dividends                                                      (365)                   (271)
   Net proceeds from exercise of stock options                            4                     655
   Net proceeds from dividend reinvestment and stock
      purchase plans                                                    471                     -
                                                         -------------------    --------------------
        Net cash provided by(used in) financing
           activities                                                  (334)                    105
                                                         -------------------    --------------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                          (18,633)                (15,378)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      24,529                  21,005
                                                         -------------------    --------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                $            5,896      $            5,627
                                                         ===================    ====================





 See Notes to Consolidated Condensed Financial Statements

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
      For the Thirteen Week Periods Ended March 28, 1997 and March 29, 1996
                 (Dollars in Thousands Except Per Share Amounts)

1.       BASIS OF PRESENTATION

                  The accompanying consolidated condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these statements contain all adjustments necessary to present fairly the Company's financial position as of March 28, 1997 and December 31, 1996, and the results of its operations and cash flows for the thirteen week periods ended March 28, 1997 and March 29, 1996. All adjustments are of a normal recurring nature.

                  The results of operations for the thirteen weeks ended March 28, 1997 are not necessarily indicative of the results to be expected for the full year.

                  Inventories consist primarily of raw materials and are stated at the lower of cost (first-in, first-out method) or market.

                  During February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which will become effective for all financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 provides for the presentation of basic and diluted earnings per share on the face of the financial statements and supersedes Accounting Principles Board (APB) Opinion No. 15, Earnings per Share. SFAS No. 128 requires the restatement of earnings per share for prior periods presented after its effective date. SFAS No. 128 does not have a material effect upon the thirteen week periods ended March 28, 1997 and March 29, 1996. However, the impact on other prior periods has not yet been determined.

                  Certain amounts from the 1996 periods have been reclassified to conform to the 1997 period presentation. These reclassifications had no effect on results of operations or stockholders' equity.

                  Net income per share is computed by dividing net earnings by the weighted average number of shares of common stock outstanding during the thirteen week periods after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method in accordance with APB No. 15.

2.       SUPPLEMENTAL CASH FLOW DISCLOSURES
                                                     Thirteen Weeks Ended
                                                  March 28,         March 29,
                                                    1997              1996
         Cash paid for:    Interest           $        153      $        121
                           Income taxes       $        289      $        333

3.       CREDIT ARRANGEMENTS

                  The Company has a $23,000 revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5,000. Interest is payable under the revolving line of credit at the bank's prime rate (8.25% at March 28, 1997).

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
      For the Thirteen Week Periods Ended March 28, 1997 and March 29, 1996
                 (Dollars in Thousands Except Per Share Amounts)

3.       CREDIT ARRANGEMENTS - Continued

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

                  The Credit Facility contains certain restrictive covenants, which limit the aggregate of dividend payments and purchases of treasury stock to 50% of consolidated net income for the two most recent years. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by Cavalier Acceptance Corporation ("CAC"), the Company's wholly owned finance subsidiary, and the capital stock of certain of the Company's consolidated subsidiaries. The bank's commitment under the Credit Facility will expire in April of 1998.

                  As of March 28, 1997, the Company had $3,465 borrowed under the Credit Facility. During April 1997, the Company borrowed an additional $6,000 under the Credit Facility.

4.       STOCKHOLDERS' EQUITY

                  A five-for-four stock split of the Company's common stock which was effected in the form of a 25% stock dividend was distributed on November 15, 1996 to stockholders of record on October 31, 1996. All historical dividends and earnings per share amounts have been adjusted for the stock split.

                  Cash dividends were paid during this quarter and the previous three quarters as follows (all amounts are per share):

                                                                Split Adjusted
                  Record Date          Payment Date             Dividend Paid

                  January 31, 1997     February  14, 1997         $      .030
                  October 31, 1996     November 15, 1996          $      .030
                  July 31, 1996        August 15, 1996            $      .024
                  April 30, 1996       May 15, 1996               $      .024

5.       COMMITMENTS AND CONTINGENCIES

                  It is a customary practice in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of the Company's sales are made to dealers located primarily in the southeast, southwest and midwest regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company is contingently liable for approximately $88,000 at March 28, 1997, such contingency is reduced by the resale value of the homes which may be required to be repurchased. Losses under these agreements have not been significant in the past, and management expects no material loss in excess of the allowance provided of $800. *



                                      -7-
--------
* See Safe Harbor Statement on page 13.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
      For the Thirteen Week Periods Ended March 28, 1997 and March 29, 1996
                 (Dollars in Thousands Except Per Share Amounts)

5.       COMMITMENTS AND CONTINGENCIES - Continued

                  The Company's workmen's compensation, product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses are adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At March 28, 1997, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $7,300 in the event that additional losses are reported related to prior periods.

                  The Company is a party to various legal proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, with respect to these proceedings is not presently expected to materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters could result in losses in excess of current estimates. *



                                      -8-
--------
* See Safe Harbor Statement on page 13.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 28, 1997

General

The principal business of the Company since its inception has been the design and production of manufactured homes. In the first quarter of 1992, the Company, through its wholly owned subsidiary, CAC, commenced retail installment sale financing operations, and by the end of 1993 these operations had become significant enough to require segment reporting by the Company.

The Company's business is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. According to the Manufactured Housing Institute, the manufactured housing industry has posted gains in shipments for 1992, 1993, 1994, 1995 and 1996 of 24%, 21%, 20%, 12% and 7%, respectively. The greatest gains have occurred in the southeastern United States, which have posted gains in shipments for 1992, 1993, 1994, 1995 and 1996 of 34%, 25%, 21%, 15% and 14%, respectively. The Company conducts a substantial portion of its business in the southeastern United States and attributes the strong shipment growth to a reduction of alternative housing, increased availability of retail financing, increased consumer confidence and continuing strength in the national economy. Given the cyclical and seasonal nature of the Company's business, there can be no assurance that these trends will continue. Industry shipments for the first quarter of 1997 have declined slightly from levels experienced in the first quarter of 1996; however, the Company believes it is too early to determine whether this decline is indicative of future trends in shipments.

The Company has increased its production capacity to better take advantage of the growth in the industry, increasing the number of manufacturing facilities from four facilities at the end of 1992 to thirteen at the end of 1996.

Results of Operations

The following tables set forth, for the periods and dates indicated, certain financial and operating data including, as applicable, the percentage of net sales or total revenue:


STATEMENT OF INCOME SUMMARY                                             For the Quarter Ended
                                             ---------------------------------------------------------------------------
(Dollars in Thousands)                           March 28, 1997            March 29, 1996              Difference
                                             ------------------------  ------------------------  -----------------------

Net Sales                                  $       75,758        100.0% $     74,784        100.0% $         974     1.3%
Cost of Sales                                      61,930         81.7%       61,813         82.7%           117     0.2%
                                               -----------  -----------   -----------  -----------    -----------

     Gross Profit on Sales                 $       13,828         18.3% $     12,971         17.3% $         857     6.6%
                                               ===========                ===========                 ===========

Net Sales                                  $       75,758               $     74,784               $         974     1.3%
Financial Services                                  1,142                        620                         522    84.2%
                                               -----------                -----------                 -----------

     Total Revenue                         $       76,900        100.0% $     75,404        100.0%         1,496     2.0%
                                               ===========                ===========                 ===========

Selling, General and Administrative        $       10,003        13.0%  $      9,016        12.0%  $         987    10.9%
Operating Profit                           $        4,967         6.5%  $      4,575         6.1%  $         392     8.6%
Net Income                                 $        3,086         4.0%  $      2,871         3.8%  $         215     7.5%



OPERATING DATA SUMMARY                                                        For the Quarter Ended
                                                                     -----------------------------------------
(Dollars in Thousands)                                               March 28, 1997            March 29, 1996
                                                                     ---------------           ---------------

Installment Loan Originations                                        $         5,863           $         3,720
Capital Expenditures                                                 $         1,251           $         1,481
Home Shipments                                                                 3,084                     3,139
Floor Section Shipments                                                        4,475                     4,447
Independent Exclusive Dealers                                                    122                         88
Home Manufacturing Facilities                                                     13                        11


                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 28, 1997

Net Sales. The Company believes the modest increase in net sales of approximately $1.0 million is attributable to the Company's marketing programs and the increase in multi-section homes sold during the current period over the comparable period in the previous year which were mitigated by slowing industry shipments as previously discussed. During the thirteen week period ended March 28, 1997, the percentage of single-section homes sold fell by 7.5% to 55%, which was offset by the increase in multi-section home sales of 6.3% to 45% of homes sold, resulting in a 1% increase in the number of floor sections shipped during the current period of 4,475 floor sections compared to 4,447 floor sections for the comparable period from the previous year.

Gross Profit on Sales. The increase in gross profit on sales (derived by deducting cost of sales from net sales) of $857,000 during the current thirteen week period over the comparable period from the previous year is primarily attributable to the increase in sales, improved manufacturing efficiencies and a reduction in material cost as a result, in part, of aggressive purchasing programs and improved pricing of lumber products.

Financial Services Revenue. The increase in financial services revenue (primarily interest income on retail installment contracts) during the current thirteen week period of $522,000 or 84.2%, over the comparable period in the previous year is primarily attributable to the growth of the Company's installment contracts loan portfolio to $41.3 million, an increase of 84.8%.

Selling, General and Administrative. The growth in selling, general and administrative expense during the current thirteen week period of $987,000, over the previous year's comparable period is primarily attributable to the increase in sales combined with increased expenses due to the addition of personnel and increased administrative expenses consistent with the addition of two manufacturing facilities.

Net Income. The increase in net income during the current thirteen week period of $215,000 or 7.5% over the previous year's comparable period is primarily attributable to the increase in sales volume, manufacturing efficiencies and reduced material cost as discussed in the preceding paragraphs. Net income per share during the current thirteen week period was $.25 compared to $.24 from the previous year's comparable period. (Net income per share has been adjusted for all previous stock splits.)

Liquidity and Capital Resources

The following table sets forth certain items relating to the measurement of liquidity and capital resources from the Company's consolidated condensed financial statements for the dates indicated:


BALANCE SHEET SUMMARY                                                             Balances as of
                                                                     -----------------------------------------
(Dollars in Thousands)                                               March 28, 1997            December 31, 1996
                                                                     ---------------           ---------------

Cash and Cash Equivalents                                            $         5,896           $        24,529
Working Capital                                                      $         6,538           $         8,473
Current Ratio                                                               1.2 to 1                  1.2 to 1
Long-Term Debt                                                       $         4,428           $         4,918
Ratio of Long-Term Debt to Equity                                            1 to 16                   1 to 14
Installment Loan Portfolio                                           $        41,416           $        36,531



Although earnings for the period increased, working capital decreased primarily due to capital expenditures and originations of installment contracts by CAC.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 28, 1997

The increase in accounts receivable from December 31, 1996 to March 28, 1997, is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, and during this time, the Company collects the majority of its outstanding receivables.

The Company's primary business segment is the production and sale of manufactured housing. In 1992, the Company began the operations of CAC to fund installment sale contracts to the retail customers of the Company's Independent Exclusive Dealers. As the operations of CAC expanded, in February 1994 the Company entered into a Credit Facility with its primary lender (see footnote 3 to the consolidated condensed financial statements included herein) to provide additional funds for CAC's growth. As of March 28, 1997, the Company's portfolio of installment sale contracts had grown to approximately $41.3 million and had been funded primarily with internally generated working capital, borrowings under the Credit Facility and a portion of the net proceeds from an offering of the Company's common stock during 1994.

Since entering into the Credit Facility, the Company has had aggregate borrowings as of March 28, 1997 of $5.7 million (an additional $6 million was borrowed in April 1997) in order to continue to fund the operations of CAC and to reduce the interest rate risk of the Company's loan portfolio. The Company expects to continue to borrow funds under the Credit Facility to finance the continuing operations and growth of CAC.* On March 14, 1996, the Company executed an amendment to the Credit Facility which increased the maximum available borrowings under the warehouse and term-loan agreements contained in the Credit Facility to $18 million from the previous limit of $8 million. The amendment increased the total amount of available borrowings under the Credit Facility (including the revolving line of credit) to $23 million from $13 million. In addition to the increase in available borrowings under the Credit Facility, the interest rate on prospective borrowings under the term-loan portion of the agreement was reduced by .40%. As the operations of CAC continue to expand, the Company anticipates that it will be able to increase its borrowing capacity.*

The Company's capital expenditures were approximately $1.3 million for the thirteen weeks ended March 28, 1997 as compared to $1.5 million for the comparable period of 1996. Capital expenditures during these periods included normal property, plant and equipment additions and replacements.

The Company's growth strategy includes the continued expansion of the financial services segment of its business. Accordingly, it is likely that the Company will incur additional debt, or other forms of financing, in order to continue to fund such growth.* The Company believes that existing cash and investment balances and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund the Company's operations and expansion plans for the next twelve months.* In order to provide additional funds for continued pursuit of the Company's growth strategies and for operations over the longer term, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which may depend upon market and other conditions.* There can be no assurance that such possible additional financing will be available on terms acceptable to the Company.


                                      -11-
--------
* See Safe Harbor Statement on page 13.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                 March 28, 1997

ITEM 5            OTHER MATTERS

                  None

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

                  The exhibits required to be filed with this report are listed below. The Company will furnish upon request the exhibit listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.

                  (a)      (3)      Articles of Incorporation and By-laws.

                                    (i) The Amended and Restated  Certificate of
                                    Incorporation  of  the  Company,   filed  as
                                    Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.

                                    (ii)  The   Certificate  of  Designation  of
                                    Series  A  Junior  Participating   Preferred
                                    Stock of Cavalier Homes, Inc. as filed with the Office of the Delaware Secretary of State on October 24, 1996 and filed as Exhibit A to Exhibit 4 to the Company's Registration Statement on form 8-A filed on October 30, 1996, is incorporated herein by reference.

                                    (iii)  The  By-laws  of  the   Company,   as
                                    amended,   filed  as  Exhibit   (b)  to  the
                                    Company's Annual Report on Form 10-K for the
                                    year   ended    December   31,   1993,   are
                                    incorporated herein by reference.

                           (4)

                                    (i) Articles four, six, seven,  nine and ten
                                    of  the   Company's   Amended  and  Restated
                                    Certificate of Incorporation, as amended, included in Exhibit 3(a) above.

                                    (ii)  Article  II,  Sections  1 through  11;
                                    Articles III,  Sections 1 and 2; Article IV,
                                    Sections 1 and 2; Article VI, Sections 1 through 6; Article VIII, Sections 1 through 3; Article IX, Section 1 of the Company's By-laws, included in Exhibit 3(c) above.

                                    (iii)   Rights  Agreement  between  Cavalier
                                    Homes,   Inc. and  ChaseMellon   Shareholder
                                    Services,   LLC,  filed  as Exhibit 4 to the
                                    Company's  Current Report  on Form 8-K dated
                                    October 30, 1996, is incorporated herein by reference.

                           (10)     (i)   Amendment to Cavalier Homes, Inc. 1996
                                    Key Employee Stock Incentive Plan.

                                    (ii)  Amendment  to  Cavalier  Homes,   Inc.
                                    Executive Incentive Compensation Plan.

                           (11)     Computation of Net Income per Common Share.

                           (27) Article 5 - Financial Data Schedule for Form 10-Q submitted as exhibit 27 as an EDGAR filing only.

                  (b) The Company did not file a Current Report on Form 8-K during the quarter ended March 28, 1997.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                 March 28, 1997


               Safe Harbor" Statement under the Private Securities
                         Litigation Reform Act of 1995:

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

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                 March 28, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             Cavalier Homes, Inc.
                                             Registrant




Date: May 9, 1997                            /s/ David A. Roberson
      ---------------------------            ---------------------
                                             David A. Roberson - President
                                             and Chief Executive Officer



Date: May 9, 1997                            /s/ Michael R. Murphy
      ---------------------------            ---------------------
                                             Michael R. Murphy -
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)

 PART II. - EXHIBIT 11
 CAVALIER HOMES, INC. AND SUBSIDIARIES
 COMPUTATION OF NET INCOME PER COMMON SHARE
 (Dollars in Thousands Except Per Share Amounts)

                                                                           Thirteen Weeks Ended
                                                                    March 28,               March 29,
                                                                       1997                    1996

 PRIMARY AND FULLY DILUTED
      Net Income                                         $            3,086      $            2,871
                                                         ===================    ====================
 SHARES:

 Primary
   Average common shares outstanding                             12,189,992              11,344,148

   Dilutive effect if stock options
     were exercised                                                 205,026                 649,009
                                                         -------------------    --------------------
   Average common shares outstanding
     as adjusted (primary)                                       12,395,018              11,993,157
                                                         ===================    ====================
 Fully Diluted
   Average common shares outstanding                             12,395,018              11,993,157

   Additional dilutive effect if
     stock options were excercised
     (fully)                                                         17,002                  56,776
                                                         -------------------    --------------------
   Average common shares outstanding
     as adjusted (fully diluted)                                 12,412,020              12,049,933
                                                         ===================    ====================

 Primary and Fully Diluted Net
   Income per Common Share                               $              .25      $              .24
                                                         ===================    ====================