Form 10-Q
period 1997-06-27
CAVALIER HOMES INC
filed 1997-08-11
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                                   ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended      June 27, 1997
                                            -------------
                                        OR

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        For the transition period from ---------- to ----------


                          Commission File Number 1-9792

                             Cavalier Homes, Inc.
                        -------------------------------
           (Exact name of Registrant as specified in its charter)


      Delaware                                                   63-0949734
------------------                                         --------------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)


         Highway 41 North & Cavalier Road,  Addison, Alabama    35540
        --------------------------------------------------------------
                   (Address of principal executive offices)
                                   (Zip Code)


                                (205) 747-1575
                              ------------------
               (Registrant's telephone number, including area code)


                           --------------------------
(Former name, former address and former fiscal year, if changed since last year)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                                    Outstanding at August 11, 1997
---------------------------                       -----------------------------
Common Stock $.10 Par Value                             12,283,127  Shares

                            CAVALIER HOMES, INC. AND SUBSIDIARIES


                                            INDEX


                                                                       Page No.
Part I. Financial Information  (Unaudited)

        Consolidated Condensed Balance Sheets -                           3
        June 27, 1997 and December 31, 1996

        Consolidated Condensed Statements of Income -                     4
        Thirteen and  Twenty-Six Weeks ended June 27, 1997
        and June 28, 1996

        Consolidated Condensed Statements of Cash Flows -                 5
        Twenty-Six Weeks ended June 27, 1997 and
        June 28, 1996

        Notes to Consolidated Condensed Financial                         6
        Statements

        Management's Discussion and Analysis of Financial                 9
        Condition and Results of Operations

Part II.Other Information

        Item 4.  Submission of Matters to a Vote of                      13
        Security Holders

        Item 5.  Other Matters                                           13

        Item 6.  Exhibits                                                14

        Signatures                                                       16

















Certain items in the report that follows are marked with an asterisk (*), indicating that they are subject to the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 found on page 15 of this report.

                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Dollars in Thousands)
                                 (UNAUDITED)

                                                                       June 27, December 31,
ASSETS                                                                   1997      1996
CURRENT ASSETS:                                                      ---------- ------------
     Cash and cash equivalents                                      $     9,992 $    24,529
     Marketable securities available for sale                                -        1,097
     Accounts receivable, less allowance for
            losses of $800                                               21,661       3,046
     Notes and installment contracts receivable - current                 1,609       1,086
     Inventories                                                         15,331      12,394
     Deferred income taxes                                                4,745       4,663
     Other current assets                                                   997       2,475
                                                                     ----------  ----------
            Total current assets                                         54,335      49,290
                                                                     ----------  ----------
PROPERTY, PLANT AND EQUIPMENT (Net)                                      27,140      24,760
                                                                     ----------  ----------
INSTALLMENT CONTRACTS RECEIVABLE, less
    allowance for credit losses of $1,175 (1997)
    and $941 (1996)                                                      42,664      34,504
                                                                     ----------  ----------
GOODWILL, less accumulated amortization of
    $711 (1997) and $588 (1996)                                           3,003       3,126
                                                                     ----------  ----------
OTHER ASSETS                                                              4,267       3,894
                                                                     ----------  ----------
                                                                    $   131,409 $   115,574
                                                                     ==========  ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                              $     1,808 $       951
     Accounts payable                                                    10,556       7,916
     Amounts payable under dealer incentive programs                      9,666      10,937
     Accrued wages and related withholdings                               2,866       1,652
     Accrued incentive compensation                                       2,036       2,615
     Estimated warranties                                                 7,000       7,000
     Accrued insurance                                                    1,775       2,023
     Other accrued expenses                                               8,136       7,722
                                                                     ----------  ----------
          Total current liabilities                                      43,843      40,816
                                                                     ----------  ----------
DEFERRED INCOME TAXES                                                     1,070       1,035
                                                                     ----------  ----------
LONG-TERM DEBT                                                           10,747       4,918
                                                                     ----------  ----------
STOCKHOLDERS' EQUITY:
     Series A Junior  Participating  Preferred  Stock,  $.01 par value;
        200,000 shares authorized, none issued
     Preferred stock, $.01 par value;
        300,000 shares authorized, none issued
     Common stock, $.10 par value; authorized
        50,000,000 shares; issued 12,257,260 (1997)
        and 12,169,128 (1996) shares                                      1,226       1,217
     Additional paid-in capital                                          32,081      31,057
     Retained earnings                                                   42,442      36,531
                                                                     ----------  ----------
         Total stockholders' equity                                      75,749      68,805
                                                                     ----------  ----------
                                                                    $   131,409 $   115,574
                                                                     ==========  ==========





See Notes to Consolidated Condensed Financial Statements

                                     -3-

                        CAVALIER HOMES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                   (Dollars in Thousands Except Per Share Amounts)
                                    (UNAUDITED)


                                              Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                              --------------------    ----------------------
                                             June 27,    June 28,    June 27,    June 28,
                                               1997        1996        1997        1996
REVENUES:                                    ----------  ----------  ----------  ----------
     Net sales                              $    90,479 $    90,838 $   166,237 $   165,622
     Financial services                           1,296         772       2,438       1,392
                                             ----------  ----------  ----------  ----------
                                                 91,775      91,610     168,675     167,014
                                             ----------  ----------  ----------  ----------
COST OF SALES                                    74,746      74,643     136,676     136,456

SELLING, GENERAL AND ADMINISTRATIVE:
    Manufacturing                                10,544      10,675      19,901      19,332
    Financial services                              712         508       1,358         867
                                             ----------  ----------  ----------  ----------
                                                 86,002      85,826     157,935     156,655
                                             ----------  ----------  ----------  ----------
OPERATING PROFIT                                  5,773       5,784      10,740      10,359
                                             ----------  ----------  ----------  ----------
OTHER INCOME(EXPENSE):
    Interest expense:
       Manufacturing                                (35)         (4)        (79)        (20)
       Financial services                          (221)       (127)       (323)       (243)
    Other, net                                      397         229         685         564
                                             ----------  ----------  ----------  ----------
                                                    141          98         283         301
                                             ----------  ----------  ----------  ----------
INCOME BEFORE INCOME TAXES                        5,914       5,882      11,023      10,660
                                             ----------  ----------  ----------  ----------
INCOME TAXES                                      2,357       2,357       4,380       4,264
                                             ----------  ----------  ----------  ----------
NET INCOME                                  $     3,557 $     3,525 $     6,643 $     6,396
                                             ==========  ==========  ==========  ==========
NET INCOME PER SHARE                        $       .29 $       .29 $       .54 $      0.53
                                             ==========  ==========  ==========  ==========
WEIGHTED AVERAGE SHARES OUTSTANDING          12,413,503  12,263,996  12,404,261  12,128,577
                                             ==========  ==========  ==========  ==========








See Notes to Consolidated Condensed Financial Statements

                                     -4-

                   CAVALIER HOMES, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         (Dollars in Thousands)
                               (UNAUDITED)

                                                                      Twenty-Six Weeks Ended
                                                                      ----------------------
                                                                        June 27,    June 28,
                                                                          1997        1996
                                                                      ----------  ----------
OPERATING ACTIVITIES:
  Net income                                                        $     6,643 $    6,396
  Adjustments to reconcile net income to net cash used
     in operating activities:
       Depreciation and amortization                                      2,091      1,763
       Provision for credit losses and repurchase commitments               234        133
       Gain on sale of property, plant and equipment                        (15)       (12)
       Equity in earnings of equity investments                            (187)      (200)
       Compensation related to issuance of stock options                     72         55
       Changes in assets and liabilities provided (used) cash, net of effects of acquisitions:
            Accounts receivable                                         (18,615)   (17,954)
            Inventories                                                  (1,900)    (2,357)
            Accounts payable                                              1,818      5,229
            Amounts payable under dealer incentive programs              (1,271)     1,617
            Estimated warranties                                            -          629
            Other assets and liabilities                                  2,125      2,441
                                                                      ---------  ---------
       Net cash used in operating activities                             (9,005)    (2,260)
                                                                      ---------  ---------
INVESTING ACTIVITIES:
  Proceeds from the sale of property, plant and equipment                    28         54
  Net cash paid in connection with acquisitions                            (871)      (370)
  Capital expenditures                                                   (4,032)    (4,155)
  Distribution from equity investments                                      248        194
  Proceeds from sale or maturity of marketable securities                 1,097      1,475
  Purchases and originations of notes and installment contracts         (10,934)    (8,825)
  Principal collected on notes and installment contracts                  2,017      1,348
                                                                      ---------  ---------
       Net cash used in investing activities                            (12,447)   (10,279)
                                                                      ---------  ---------
FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                      7,552      1,005
  Payments on long-term debt                                               (866)      (465)
  Cash dividends paid                                                      (731)      (549)
  Proceeds from exercise of stock options                                     4      3,453
  Proceeds from dividend reinvestment and stock purchase plans              956       -
                                                                      ---------  ---------
       Net cash provided by financing activities                          6,915      3,444
                                                                      ---------  ---------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (14,537)    (9,095)
                                                                      ---------  ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                           24,529     21,005
                                                                      ---------  ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD                            $     9,992 $   11,910
                                                                      =========  =========













See Notes to Consolidated Condensed Financial Statements

                                     -5-

                                 PART I.
                  CAVALIER HOMES, INC. AND SUBSIDIARIES
         Notes to Consolidated Condensed Financial Statements
    For the Thirteen and Twenty-Six Week Periods Ended June 27, 1997
                           and June 28, 1996
            (Dollars in Thousands except per share amounts)

1.     BASIS OF PRESENTATION

               The accompanying consolidated condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company, these statements contain all adjustments necessary to present fairly the Company's financial position as of June 27, 1997, and the results of its operations for the thirteen and twenty-six week periods ended June 27, 1997 and June 28, 1996, and its cash flows for the twenty-six week periods ended June 27, 1997 and June 28, 1996. All adjustments are of a normal recurring nature.

               The results of operations for the thirteen and twenty-six weeks ended June 27, 1997 are not necessarily indicative of the results to be expected for the full year.

               Inventories consist primarily of raw materials and are stated at the lower of cost (first-in, first-out method) or market.

               Certain amounts from the 1996 periods have been reclassified to conform to the 1997 period presentation. These reclassifications had no effect on results of operations or stockholders' equity.

               Net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the thirteen and twenty-six week periods after giving effect to the equivalent shares which are issuable upon the exercise of stock options determined by the treasury stock method in accordance with APB No. 15.

               In June 1997, the Company purchased substantially all of the assets and assumed certain existing liabilities of Pacer Homes, Inc. for a net cash payment of $871.

2.        ACCOUNTING STANDARDS NOT YET ADOPTED

               During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which will become effective for all financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 provides for the presentation of basic and diluted earnings per share on the face of the financial statements and supersedes Accounting Principles Board (APB) Opinion No. 15, Earnings per Share. SFAS No. 128 requires the restatement of earnings per share for prior periods presented after its effective date. SFAS No. 128 does not have a material effect upon the thirteen and twenty-six week periods ended June 27, 1997 and June 28, 1996. However, the impact on other prior periods has not yet been determined.

               The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in June 1997, which supersedes Statement 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 modifies previous annual segment reporting and requires selected segment information in quarterly reports. Statement No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the company's general-purpose financial statements. The Statement also provides for entity-wide disclosures about the products and services a company provides, the material countries in which it holds assets and reports revenue and its major customers. SFAS No. 131 requires that companies disclose segment data based upon how company management determines resource allocations to segments

                                         PART I.
                       CAVALIER HOMES, INC. AND SUBSIDIARIES
               Notes to Consolidated Condensed Financial Statements
        For the Thirteen and Twenty-Six Week Periods Ended June 27, 1997
                            and June 28, 1996
         (Dollars in Thousands except per share amounts)

2.     ACCOUNTING STANDARDS NOT YET ADOPTED (continued)

               and measures segments' performance. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The adoption of the provisions of this Statement will result only in increased disclosures on segment information and will not impact the amounts in the financial statements.

 3.    SUPPLEMENTAL CASH FLOW DISCLOSURES
                                                Twenty-Six Weeks Ended
                                                ----------------------
                                                June 27,      June 28,
                                                  1997          1996
                                                --------      --------
       Cash paid for: Interest                 $     364     $     284
                      Income taxes             $   3,619     $   3,462

4.     CREDIT ARRANGEMENTS

               The Company has a $23,000 revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the
               Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5,000. Interest is payable under the revolving line of credit at the bank's prime rate (8.5% at June 27, 1997).

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

               The  Credit   Facility   contains   certain   restrictive
               covenants, which limit the aggregate of dividend payments and purchases of treasury stock to 50% of consolidated net income for the two most recent years. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by Cavalier Acceptance Corporation, the Company's wholly owned finance subsidiary, and the capital stock of certain of the Company's consolidated subsidiaries. The bank's commitment under the Credit Facility will expire in April of 1998.

               As of June 27, 1997, the Company had $9,137 borrowed under the Credit Facility.

5.     STOCKHOLDERS' EQUITY

               A five-for-four stock split of the Company's common stock which was effected in the form of a 25% stock dividend was distributed on November 15, 1996 to stockholders of record on October 31, 1996. All historical dividends and net income per share amounts have been adjusted for the stock split.

                                   PART I.
                     CAVALIER HOMES, INC. AND SUBSIDIARIES
             Notes to Consolidated Condensed Financial Statements
       For the Thirteen and Twenty-Six Week Periods Ended June 27, 1997
                              and June 28, 1996
               (Dollars in Thousands except per share amounts)

5.      STOCKHOLDERS' EQUITY (continued)

               Cash dividends were paid during this quarter and the previous three quarters as follows (all amounts are per share):
                                                                 Split Adjusted
                     Record Date             Payment Date         Dividend Paid
                     -----------             ------------         -------------
                     April 30, 1997          May 15, 1997           $      .030
                     January 31, 1997        February 14, 1997      $      .030
                     October 31, 1996        November 15, 1996      $      .030
                     July 31, 1996           August 15, 1996        $      .024


6.     COMMITMENTS AND CONTINGENCIES

               It is a customary practice in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of the Company's sales are made to dealers located primarily in the southeast, southwest and midwest regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company is contingently liable for approximately $90,000 at June 27, 1997, such contingency is reduced by the resale value of the homes which may be required to be repurchased. Losses under these agreements have not been significant in the past, and management expects no material loss in excess of the allowance provided of $800. *

               The Company's workmen's compensation, product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses are adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At June 27, 1997, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $7,300 in the event that additional losses are reported related to prior periods.

               The Company is a party to various legal proceedings incidental to its business. In the opinion of management, the ultimate liability, if any, with respect to these proceedings is not presently expected to materially affect the financial position or results of operations of the Company; however, the ultimate resolution of these matters could result in losses in excess of current estimates. *

               The Company and its equity partner have jointly and severally guaranteed a revolving note, with a balance of $700 at June 27, 1997, of the limited liability company in which the Company owns a 50% interest. The guaranty is limited to 60% of the outstanding principal balance up to a maximum guaranty of $600.

               The Company and certain of its equity partners have jointly and severally guaranteed certain short-term debt of the limited liability company in which the company owns a one-third interest. The guaranty is limited to 33% of the outstanding debt up to a maximum guaranty of $333. At June 27, 1997, there is no amount outstanding under this guaranty.

---------------------------------------
* See Safe Harbor Statement on page 15.

                                    PART I.
                   CAVALIER HOMES, INC. AND SUBSIDIARIES
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                                 June 27, 1997

GENERAL

The principal business of the Company since its inception has been the design, production and sale of manufactured homes. In the first quarter of 1992, the Company, through its wholly owned subsidiary, Cavalier Acceptance Corporation ("CAC"), commenced retail installment sale financing operations, and by the end of 1993, these operations had become significant enough to require segment reporting by the Company.

The Company's business is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. According to the Manufactured Housing Institute, the manufactured housing industry posted gains in shipments from 1992 through 1996, with approximate total annual shipments of 211,000 (1992) increasing to 363,000 (1996), and with the greatest gains occurring in the southeastern United States. The Company conducts a substantial portion of its business in the southeastern United States and attributes past years' strong shipment growth to a reduction of alternative housing, increased availability of retail financing, increased consumer confidence and continuing strength in the national economy. The Company has increased its production capacity to better take advantage of the growth in the industry, increasing the number of manufacturing facilities from four at the end of 1992 to fourteen at June 27, 1997. The fourteenth manufacturing facility was added in June 1997 when the Company purchased substantially all of the assets and assumed certain existing liabilities of Pacer Homes, Inc., a manufacturer in Texas, which is a growing market for the Company and the industry.

The manufactured housing industry has, over the past several years, experienced increases in both the number of retail dealers and manufacturing capacity, which the Company believes is currently resulting in fewer home deliveries, higher dealer inventories, lower order backlogs and increased price competition.
Industry statistics reflect a decrease in home shipments of 3.3% through May 1997. Additionally, many of the Company's market areas experienced unusually wet weather during portions of this period, delaying many retail deliveries by its dealers. The Company is uncertain at this time as to what effect these factors will have on sales and earnings during the balance of 1997 and thereafter. *

RESULTS OF OPERATIONS

The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of net sales or total revenue:


STATEMENT OF INCOME SUMMARY                            For the Thirteen Weeks Ended
(Dollars in Thousands)          -------------------------------------------------------------------------
                                      June 27, 1997               June 28, 1996            Difference
                                --------------------------   -----------------------   ------------------
Net Sales                       $    90,479   100.0%         $    90,838   100.0%     $    (359)    -0.4%
Cost of Sales                        74,746    82.6%              74,643    82.2%           103      0.1%
                                 ----------   ------          ----------   ------      ---------
     Gross Profit on Sales      $    15,733    17.4%              16,195    17.8%     $    (462)    -2.9%
                                 ==========                   ==========               =========
Net Sales                       $    90,479                  $    90,838              $    (359)    -0.4%
Financial Services                    1,296                          772                    524     67.9%
                                 ----------                   ----------               ---------
     Total Revenue              $    91,775   100.0%              91,610   100.0%     $     165      0.2%
                                 ==========                   ==========                ========
Selling, General
 and Administrative             $    11,256    12.3%         $    11,183    12.2%     $      73      0.7%
Operating Profit                $     5,773     6.3%         $     5,784     6.3%     $     (11)    -0.2%
Net Income                      $     3,557     3.9%         $     3,525     3.8%     $      32      0.9%


---------------------------------------
* See Safe Harbor Statement on page 15.

                                   PART I.
                   CAVALIER HOMES, INC. AND SUBSIDIARIES
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                                June 27, 1997

STATEMENT OF INCOME SUMMARY                         For the Twenty-Six Weeks Ended
(Dollars in Thousands)         ----------------------------------------------------------------------------
                                        June 27, 1997            June 28, 1996             Difference
                               --------------------------   ------------------------   --------------------

Net Sales                       $    166,237    100.0%      $    165,622    100.0%     $    615        0.4%
Cost of Sales                        136,676     82.2%      $    136,456     82.4%          220        0.2%
                                 -----------    ------       -----------    ------      -------
     Gross Profit on Sales      $     29,561     17.8%      $     29,166     17.6%          395        1.4%
                                 ===========                 ===========                =======
Net Sales                       $    166,237                $    165,622               $    615        0.4%
Financial Services                     2,438                       1,392               $  1,046       75.1%
                                 -----------                 -----------                -------
     Total Revenue              $    168,675    100.0%      $    167,014    100.0%     $  1,661        1.0%
                                 ===========                 ===========                =======
Selling, General
 and Administrative             $     21,259     12.6%      $     20,199     12.1%     $  1,060        5.2%
Operating Profit                $     10,740      6.4%      $     10,359      6.2%     $    381        3.7%
Net Income                      $      6,643      3.9%      $      6,396      3.8%     $    247        3.9%




OPERATING DATA SUMMARY                        For the Thirteen Weeks                  For the Twenty-Six
(Dollars in Thousands)                                Ended                              Weeks Ended
                                            -------------------------             -------------------------
                                                 June 27,     June 28,                 June 27,    June 28,
                                                   1997        1996                     1997         1996
                                            -------------------------             -------------------------
Installment Loan Originations               $      4,628 $     5,105              $    10,491 $      8,825
Capital Expenditures                        $      2,781 $     2,674              $     4,032 $      4,155
Home Shipments                                     3,696       3,826                    6,780        6,965
Floor Section Shipments                            5,342       5,439                    9,817        9,886
Independent Exclusive Dealers                        134         100                      134          100
Home Manufacturing Facilities                         14          11                       14           11


Net Sales. Net sales of manufactured homes for the thirteen week period ended June 27, 1997, declined $359,000 or .4% as compared to the second quarter of 1996, and the Company experienced a moderate increase in net sales of approximately $615,000 for the twenty-six week period ended June 27, 1997 over the comparable period in 1996. The Company believes the slight decline in net sales for the second quarter and the slowdown in the rate of increase in net sales for the year-to-date period is due to increased competitive factors in the industry caused by the growth over the last several years in the number of dealers operating in the industry and increased manufacturing capacity, resulting in a build-up of dealer inventories, reduced order backlogs and increased price competition. In addition, many of the Company's markets experienced unusually wet weather during portions of this period. Homes sold for the second quarter and year-to-date decreased slightly by 130 homes and 185 homes, respectively. As part of the Company's marketing program, the exclusive dealer distribution system has grown to 134 independent exclusive dealers, up from 115 dealers at the end of 1996. The Company's product mix continues to shift from single-section homes to multi-section homes. During the thirteen and twenty-six weeks ended June 27, 1997, 45% of the Company's homes sold were multi-section homes compared to 42% for the previous year's comparable period.

Financial Services Revenue. The increases in current period financial services revenue (primarily interest income on retail installment contracts) during the current thirteen and twenty-six week periods of $524,000 and $1,046,000, or 67.9% and 75.1%, respectively, over the comparable periods in the previous year are primarily attributable to the growth of the Company's loan portfolio to $45 million, an increase of 68.6% over the June 1996 loan portfolio of $27 million.

Selling, General and Administrative. The growth in selling, general and administrative expense during the current thirteen and twenty-six week periods of $73,000 and $1,060,000, respectively, over the previous year's comparable periods is primarily attributable to increased expenses due to the addition of personnel, the opening and expansion of manufacturing facilities and increased administrative expenses of the financial services segment, offset by a reduction in performance based incentive compensation.

                                PART I.
                 CAVALIER HOMES, INC. AND SUBSIDIARIES
                Management's Discussion and Analysis of
              Financial Condition and Results of Operations
                              June 27, 1997

Net Income. Net income per share during the current thirteen and twenty-six week periods was $.29 and $.54, respectively, compared to $.29 and $.53 from the previous year's comparable periods. Net income per share has been adjusted for all previous stock splits effected by the Company.

LIQUIDITY AND CAPITAL RESOURCES

The following table sets forth certain items relating to the measurement of liquidity and capital resources from the Company's consolidated condensed financial statements for the dates indicated:


BALANCE SHEET SUMMARY                                                   Balances as of
(Dollars in Thousands)                                   -----------------------------------------
                                                            June 27, 1997        December 31, 1996
                                                         ------------------     ------------------
Cash and Cash Equivalents                                $            9,992     $           24,529
Accounts Receivable                                      $           21,661     $            3,046
Working Capital                                          $           10,492     $            8,474
Current Ratio                                                      1.2 to 1               1.2 to 1
Long-Term Debt                                           $           10,747     $            4,918
Ratio of Long-Term Debt to Equity                                    1 to 7                1 to 14
Installment Loan Portfolio                               $           44,998     $           36,425


Working capital increased by approximately $2 million from December 31, 1996 to June 27, 1997, primarily due to earnings during the period reduced by capital expenditures and originations of installment contracts by CAC which were offset by long-term debt borrowings.

The increase in accounts receivable from December 31, 1996 to June 27, 1997, is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, and during this time, the Company collects the majority of its outstanding receivables.

The Company's primary business segment is the production and sale of manufactured housing. In 1992, the Company began the operations of CAC to fund installment sale contracts to the retail customers of the Company's independent exclusive dealers. As the operations of CAC expanded, in February 1994, the Company entered into a credit facility with its primary lender (the "Credit Facility") (see footnote 4 to the consolidated condensed financial statements included herein) to provide additional funds for CAC's growth. As of June 27, 1997, the Company's portfolio of installment sale contracts had grown to approximately $45 million and had been funded primarily with internally generated working capital, borrowings under the Credit Facility and a portion of the net proceeds from an offering of the Company's common stock during 1994.

Since entering into the Credit Facility, the Company has had aggregate borrowings of $11.7 million in order to continue to fund the operations of CAC and to reduce the interest rate risk of the Company's loan portfolio. The Company expects to continue to borrow funds under the Credit Facility to finance the continuing operations and growth of CAC.* On March 14, 1996, the Company executed an amendment to the Credit Facility which increased the maximum available borrowings under the warehouse and term-loan agreements contained in the Credit Facility to $18 million from the previous limit of $8 million. The amendment increased the total amount of available borrowings under the Credit Facility (including the revolving line of credit) to $23 million from $13 million. In addition to the increase in available borrowings under the Credit Facility, the interest rate on prospective borrowings under the term-loan portion of the agreement was reduced by .40%.

---------------------------------------
* See Safe Harbor Statement on page 15.

                                 PART I.
                   CAVALIER HOMES, INC. AND SUBSIDIARIES
                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                               June 27, 1997

The Company's growth strategy currently includes the continued expansion of the financial services segment of its business. Accordingly, it is likely that the Company will incur additional debt, or other forms of financing, in order to continue to fund such growth.* The Company currently believes that existing cash and investment balances and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund the Company's operations and expansion plans for the next twelve months; however, there can be no assurance to this effect.* In order to provide additional funds for continued pursuit of the Company's growth strategies and for operations, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which may depend upon market and other conditions.* The Company may also engage in other transactions, such as selling or securitizing portions of its installment loan portfolio, that are designed to facilitate the ability of the Company to originate an increased volume of loans and to reduce the Company's exposure to interest rate fluctuations.* There can be no assurance that such possible additional financing, or the aforementioned transactions involving the Company's installment loan portfolio, will be available on terms acceptable to the Company; if they are not, the Company may be forced to curtail the expansion of its financial services business and to alter its growth strategies.

The Company's capital expenditures were approximately $4.0 million for the twenty-six weeks ended June 27, 1997, as compared to $4.2 million for the comparable period of 1996. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the continued expansion and modernization of certain of the Company's manufacturing facilities.

RECENT ANNOUNCEMENT

As reflected in Item 5 below, on August 4, 1997, the Company announced that it is engaged in discussions with Belmont Homes, Inc. (NASDAQ/NM:BHIX) regarding a possible strategic combination with Belmont. Under the terms tentatively being discussed, each common share of Belmont would be converted at a fixed exchange ratio equal to 0.80 common shares of the Company for each Belmont share owned in a tax-free reorganization accounted for as a pooling-of-interests.

Belmont Homes, Inc. is subject to the informational requirements of the Securities Exchange Act of 1934 (the "Exchange Act"), and in accordance therewith files reports, proxy statements and other information with the Securities and Exchange Commission (the "Commission"). Copies of such reports, proxy statements and other information can be inspected and copied at the public reference facilities maintained by the Commission at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington D.C. 20549 and at the following Regional Offices of the Commission: Seven World Trade Center, 13th Floor, New York, New York 10048 and Citicorp Center, 500 West Madison Street, Suite 1400, Chicago, Illinois 60661. Copies of such material can be obtained at prescribed rates from the Public Reference Section of the Commission, 450 Fifth Street, N.W., Washington, D.C. 20549. The Commission also maintains a site on the World Wide Web at http://www.sec.gov that contains reports, proxy statements and other information regarding registrants that file electronically with the Commission. The common stock of Belmont is quoted on the Nasdaq National Market, and such reports, proxy statements and other information can also be inspected at the offices of Nasdaq, 1735 K Street, Washington, D.C. 20006. The Company makes no representation and assumes no responsibility for the accuracy or completeness of any such reports, proxy statements or other information.

The Boards of Directors of the two companies have not yet met to approve the possible combination. There can be no assurance that an agreement regarding such a strategic combination with Belmont will be executed, that the terms of such agreement will be acceptable to all parties or that the transaction will be consummated. There can also be no representation or assurance made as to the possible impact of the potential strategic combination on the consolidated financial condition and results of operations of the Company should such a strategic combination occur.

---------------------------------------
* See Safe Harbor Statement on page 15.

                                   PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                              Other Information
                                June 27,1997

ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

               The Company's Annual Meeting of Stockholders was held on May 14, 1997. Each person who was then serving as a member of the Board of Directors was re-elected for another year. The votes for each nominee were cast as follows:

                                                      Shares Voting
                                              -------------------------------
                                                For       Against     Withheld
                                                ---       -------     ---------
                  Barry B. Donnell            9,999,779     -0-       510,549

                  David A. Roberson           9,997,370     -0-       512,958

                  Michael R. Murphy           9,993,658     -0-       516,670

                  Thomas A. Broughton, III    9,980,933     -0-       529,395

                  John W Lowe                 9,977,160     -0-       533,168

                  Lee Roy Jordan              9,979,683     -0-       530,645

                  Gerald W. Moore             9,973,975     -0-       536,353


               The stockholders ratified the Board of Directors' appointment of Deloitte & Touche LLP as Independent Certified Public Accountants for the Company. The appointment was ratified by a vote of 10,480,417 shares for, 13,907 shares against and 16,004 abstentions.

               The stockholders voted to amend the Amended and Restated Certificate of Incorporation to increase the number of authorized shares of Common Stock of the Company from 15,000,000 to 50,000,000. The amendment was approved by a vote of 8,395,992 shares for, 1,967,481 shares against and 146,855 abstentions.

ITEM 5         OTHER MATTERS

               On August 4, 1997, the Company announced that it is engaged in discussions with Belmont Homes, Inc. (NASDAQ/NM:BHIX) regarding a possible strategic combination with Belmont. Under the terms tentatively being discussed, each common share of Belmont would be converted at a fixed exchange ratio equal to 0.80 common shares of the Company for each Belmont share owned in a tax-free reorganization accounted for as a pooling-of-interests. The Boards of Directors of the two companies have not yet met to approve the possible combination. There can be no assurance that an agreement will be executed, that the terms of any such agreement will be acceptable to all parties or that the transaction will be consummated.

               The Board of Directors has declared its regular quarterly cash dividend of $.03 per share payable on August 15, 1997 to stockholders of record on July 31, 1997.

                                       PART II.
                         CAVALIER HOMES, INC. AND SUBSIDIARIES
                                 Other Information
                                   June 27, 1997


ITEM 6         EXHIBITS AND REPORTS ON FORM 8-K

               The exhibits required to be filed with this report are listed below. The Company will furnish upon request the exhibit listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.


              (a)     (3)     Articles of Incorporation and By-laws.
                             (a) The  Amended  and   Restated   Certificate   of
                                 Incorporation of the Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, is incorporated herein by reference.
                             (b) Amendment   to   the   Amended  and   Restated
                                 Certificate  of  Incorporation  of the Company.
                             (c) The  Certificate  of  Designation  of  Series A
                                 Junior Participating Preferred Stock of Cavalier Homes, Inc. as filed with the Office of the Delaware Secretary of State on October 24, 1996 and filed as Exhibit A to Exhibit 4 to the Company's Registration Statement on Form 8-A filed on October 30, 1996, is incorporated herein by reference.
                             (d) The  Amended  and   Restated   By-laws  of  the
                                 Company.

                        (4)   Instruments   Defining  the  Rights  of  Security
                              Holders.
                             (a) Articles four, six, seven,  eight and nine of
                                 the Company's Amended and Restated Certificate of Incorporation, as amended, included in
                                 Exhibit 3(a) and 3(b) above.
                             (b) Article II, Sections 2.1 through 2.18;  Article
                                 III, Sections 3.1 and 3.2; Article IV, Sections
                                 4.1 and 4.3; Article VI, Sections 6.1 through 6.5; Article VIII, Sections 8.1 and 8.2; and
                                 Article IX of the Company's Amended and Restated By-laws, included in Exhibit 3(d) above.
                             (c) Rights Agreement between Cavalier  Homes,  Inc.
                                 and ChaseMellon Shareholder Services, LLC, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated October 30, 1996, is incorporated herein by reference.

                      (10)    Material Contracts.
                             (a) Guaranty  Agreement  between   SouthTrust  Bank
                                 of Alabama and Cavalier Homes, Inc. dated June 20, 1997, relating to guaranty of payments by Quality Housing Supply, LLC.
                             (b) Guaranty  Agreement  between  AmSouth  Bank  of
                                 Alabama and Cavalier Homes, Inc. dated June 11, 1997, relating to guaranty of payments by Ridge Pointe Manufacturing, LLC.

                      (11)   Computation of Net Income per Common Share.

                      (27) Article 5 - Financial Data Schedule for Form 10-Q submitted as Exhibit 27 as an EDGAR filing only.

               (b) The Company did not file a Current Report on Form 8-K during the quarter for which this report was filed.

                                 PART II.
                  CAVALIER HOMES, INC. AND SUBSIDIARIES
                            Other Information
                              June 27, 1997

     "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q (including statements regarding trends in the industry and the business and growth and financing strategies of the Company), as well as those statements specifically designated with an asterisk (*), constitute forward-looking statements, contain the words "believes," "anticipates," "expects," and words of similar import, are based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and words involve known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. Such assumptions, risks, uncertainties and factors include those associated with general economic and business conditions; manufactured housing and retail consumer financing industry trends, cyclicality and seasonality; availability of consumer and dealer financing; changes and volatility and uncertainty in interest rates; the sufficiency of reserves established for installment contract receivables; warranty, product liability, workers' compensation and other litigation arising in the course of the Company's manufacturing and financial services business; contingent repurchase and guaranty obligations; dependence on key personnel and favorable relationships with employees; demographic changes; whether the current and emerging generations of retirees will have the same interest in purchasing manufactured homes; competition; raw material and labor costs and availability; import protection and regulation; relationships with and dependence on customers, distributors and dealers; changes in the business strategy or development plans of the Company; the availability, terms and deployment of capital; changes in or the failure to comply with government regulations; and the inability or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company; and other assumptions, risks uncertainties and factors reflected from time to time in the Company's filings with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

                                      PART II.
                         CAVALIER HOMES, INC. AND SUBSIDIARIES
                                  Other Information
                                    June 27, 1997

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Cavalier Homes, Inc.
                                             --------------------
                                             Registrant




Date: August 11, 1997                         /s/ David A.Roberson
      ---------------                             ---------------------
                                             David A. Roberson - President
                                             and Chief Executive Officer


Date: August 11, 1997                          /s/ Michael R. Murphy
      ---------------                              ---------------------
                                              Michael R. Murphy -
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)