Form 10-Q
period 1997-09-26
CAVALIER HOMES INC
filed 1997-11-10
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


  (Mark One)

  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      September 26, 1997
                                             -------------------
                                                         OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ----------------
                         Commission File Number 1-9792
                              Cavalier Homes, Inc.
             (Exact name of Registrant as specified in its charter)


                Delaware                                     63-0949734
  --------------------------------                      --------------------
  (State or other jurisdiction of                          (IRS Employer
   incorporation or organization)                        ation Number)


            Highway 41 North & Cavalier Road, Addison, Alabama 35540
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (205) 747-0044
                                 --------------
              (Registrant's telephone number, including area code)


                                 --------------
  (Former name, former address and former fiscal year, if changed since last year)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                             Outstanding at November 10, 1997
  ----------------------------               --------------------------------
  Common Stock, $.10 Par Value                     12,312,912 Shares

                      CAVALIER HOMES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                      Page No.
Part I.  Financial Information  (Unaudited)

         Consolidated Condensed Balance Sheets -                          3
         September 26, 1997 and December 31, 1996

         Consolidated Condensed Statements of Income -                    4
         Thirteen and Thirty-nine Weeks Ended September 26, 1997
         and September 27, 1996

         Consolidated Condensed Statements of Cash Flows -                5
         Thirty-nine Weeks Ended September 26, 1997 and
         September 27, 1996

         Notes to Consolidated Condensed Financial Statements             6

         Management's Discussion and Analysis of Financial Condition      9
         and Results of Operations

Part II. Other Information

         Item 5.  Other Matters                                          13

         Item 6.  Exhibits and Reports on Form 8-K                       14

         Signatures                                                      16




Certain items in the report that follows are marked with an asterisk (*), indicating that they are subject to the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 found on page 15 of this report.


                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (UNAUDITED)



                                                                            September 26,          December 31,
 ASSETS                                                                        1997                   1996
 CURRENT ASSETS:                                                            -------------          ------------
      Cash and cash equivalents                                            $   5,752             $   24,529
      Marketable securities available for sale                                   149                  1,097
      Accounts receivable, less allowance for
             losses of $800                                                   24,454                  3,046
      Notes and installment contracts receivable - current                     1,398                  1,086
      Inventories                                                             14,850                 12,394
      Deferred income taxes                                                    4,754                  4,663
      Other current assets                                                     1,353                  2,475
                                                                            -------------          ------------
             Total current assets                                             52,710                 49,290
                                                                            -------------          ------------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                          28,720                 24,760
                                                                            -------------          ------------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,200 (1997)
     and $941 (1996)                                                          45,324                 34,504
                                                                            -------------          ------------
 GOODWILL, less accumulated amortization of
     $773 (1997) and $588 (1996)                                               2,942                  3,126
                                                                            -------------          ------------
 OTHER ASSETS                                                                  4,221                  3,894
                                                                            -------------          ------------
                                                                           $ 133,917           $    115,574
                                                                            =============          ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                    $   1,900           $        951
      Accounts payable                                                        11,398                  7,916
      Amounts payable under dealer incentive programs                         10,019                 10,937
      Accrued wages and related withholdings                                   3,019                  1,652
      Accrued incentive compensation                                           1,633                  2,615
      Estimated warranties                                                     7,000                  7,000
      Accrued insurance                                                        1,617                  2,023
      Other accrued expenses                                                   7,692                  7,722
                                                                            -------------          ------------
           Total current liabilities                                          44,278                 40,816
                                                                            -------------          ------------
 DEFERRED INCOME TAXES                                                         1,088                  1,035
                                                                            -------------          ------------
 LONG-TERM DEBT                                                               10,030                  4,918
                                                                            -------------          ------------
 STOCKHOLDERS' EQUITY:
      Series A Junior Participating Preferred Stock,
       $.01 par value; 200,000 shares authorized, none issued
      Preferred stock, $.01 par value;
         300,000 shares authorized, none issued
      Common stock, $.10 par value; authorized
         50,000,000 shares; issued 12,312,912 (1997)
         and 12,169,128 (1996) shares                                          1,231                 1,217
      Additional paid-in capital                                              32,629                31,057
      Retained earnings                                                       44,661                36,531
                                                                            -------------          ------------
          Total stockholders' equity                                          78,521                68,805
                                                                            -------------          ------------
                                                                           $ 133,917           $   115,574
                                                                            =============          ============





 See Notes to Consolidated Condensed Financial Statements


                                      -3-


                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)


                                                 Thirteen Weeks Ended                            Thirty-nine Weeks Ended
                                            ------------------------------                  ---------------------------------
                                             September 26,   September 27,                   September 26,      September 27,
                                                 1997            1996                            1997               1996
                                            --------------  --------------                  --------------     --------------
 REVENUES:
      Net sales                            $     83,160    $     88,976                   $     249,397        $     254,598
      Financial services                          1,382             867                           3,820                2,259
                                            --------------  --------------                  --------------     --------------
                                                 84,542          89,843                         253,217              256,857
                                            --------------  --------------                  --------------     --------------
 COST OF SALES                                   68,996          73,226                         205,672              209,682

 SELLING, GENERAL AND ADMINISTRATIVE:
     Manufacturing                               10,501          10,643                          30,402               29,975
     Financial services                             821             550                           2,179                1,417
                                            --------------  --------------                  --------------     --------------
                                                 80,318          84,419                         238,253              241,074
                                            --------------  --------------                  --------------     --------------
 OPERATING PROFIT                                 4,224           5,424                          14,964               15,783
                                            --------------  --------------                  --------------     --------------
 OTHER INCOME(EXPENSE):
     Interest expense:
        Manufacturing                               (48)            (36)                           (127)                 (56)
        Financial services                         (217)           (126)                           (540)                (369)
     Other, net                                     299             750                             984                1,314
                                            --------------  --------------                  --------------     --------------
                                                     34             588                             317                  889
                                            --------------  --------------                  --------------     --------------
 INCOME BEFORE INCOME TAXES                       4,258           6,012                          15,281               16,672
                                            --------------  --------------                  --------------     --------------
 INCOME TAXES                                     1,671           2,403                           6,051                6,667
                                            --------------  --------------                  --------------     --------------
 NET INCOME                                $      2,587    $      3,609                   $       9,230         $     10,005
                                            ==============  ==============                  ==============     ==============
 NET INCOME PER SHARE                      $       0.21    $       0.29  *                $        0.74         $       0.82  *
                                            ==============  ==============                  ==============     ==============
 WEIGHTED AVERAGE SHARES OUTSTANDING         12,469,674      12,412,960  *                   12,426,065           12,223,371  *
                                            ==============  ==============                  ==============     ==============

 *  Adjusted for the five-for-four stock split in November 1996.




 See Notes to Consolidated Condensed Financial Statements


                                      -4-


                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (UNAUDITED)


                                                                                                 Thirty-nine Weeks Ended
                                                                                            -----------------------------------
                                                                                            September 26,         September 27,
                                                                                                1997                 1996
 OPERATING ACTIVITIES:                                                                      -------------         -------------
   Net income                                                                              $      9,230          $     10,005
   Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
        Depreciation and amortization                                                             3,185                 2,741
        Provision for credit losses and repurchase commitments                                      259                   216
        Gain on sale of property, plant and equipment                                               (49)                  (12)
        Equity in earnings of equity investments                                                   (261)                 (492)
        Compensation related to issuance of stock options                                           134                   169
        Changes in assets and liabilities provided (used) cash, net of effects of acquisitions:
             Accounts receivable                                                                (21,408)              (20,449)
             Inventories                                                                         (1,419)               (4,852)
             Accounts payable                                                                     2,660                 6,233
             Amounts payable under dealer incentive programs                                       (918)                3,486
             Estimated warranties                                                                     -                   729
             Other assets and liabilities                                                         1,235                 4,754
                                                                                            -------------          -------------
        Net cash provided by (used in) operating activities                                      (7,352)                2,528
                                                                                            -------------          -------------
 INVESTING ACTIVITIES:
   Proceeds from the sale of property, plant and equipment                                           86                    54
   Net cash paid in connection with acquisitions                                                   (871)                 (370)
   Capital expenditures                                                                          (6,650)               (6,473)
   Distribution from equity investments                                                             138                   779
   Proceeds from sale or maturity of marketable securities                                        1,097                 1,475
   Purchase of marketable securities                                                               (149)                    -
   Purchases and originations of notes and installment contracts                                (15,589)              (13,745)
   Principal collected on notes and installment contracts                                         4,100                 2,097
                                                                                            -------------          -------------
        Net cash used in investing activities                                                   (17,838)              (16,183)
                                                                                            -------------          -------------
 FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                             7,552                 1,005
   Payments on long-term debt                                                                    (1,491)                 (826)
   Cash dividends paid                                                                           (1,100)                 (840)
   Proceeds from exercise of stock options                                                            4                 3,553
   Proceeds from dividend reinvestment and stock purchase plans                                   1,448                     -
                                                                                            -------------          -------------
        Net cash provided by financing activities                                                 6,413                 2,892
                                                                                            -------------          -------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                      (18,777)              (10,763)
                                                                                            -------------          -------------
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  24,529                21,005
                                                                                            -------------          -------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $      5,752          $     10,242
                                                                                            =============          =============












 See Notes to Consolidated Condensed Financial Statements


                                      -5-

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
     For the Thirteen and Thirty-nine Week Periods Ended September 26, 1997 and September 27, 1996
                 (Dollars in Thousands except per share amounts)

1.       BASIS OF PRESENTATION

                  The accompanying consolidated condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of September 26, 1997, and the results of its operations for the thirteen and thirty-nine week periods ended September 26, 1997 and September 27, 1996, respectively, and its cash flows for the thirty-nine week periods ended September 26, 1997 and September 27, 1996, respectively. All adjustments are of a normal recurring nature.

                  The results of operations for the thirteen and thirty-nine weeks ended September 26, 1997 are not necessarily indicative of the results to be expected for the full year.

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

2.       ACCOUNTING STANDARDS NOT YET ADOPTED

                  During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting
                  Standards ("SFAS") No. 128, Earnings per Share, which will become effective for all financial statements issued for periods ending after December 15, 1997, including interim periods. SFAS No. 128 provides for the presentation of basic and diluted earnings per share on the face of the financial statements and supersedes Accounting Principles Board (APB) Opinion No. 15, Earnings per Share. SFAS No. 128 requires the restatement of earnings per share for prior periods presented after its effective date. SFAS No. 128 does not have a material effect upon the thirteen and thirty-nine week periods ended September 26, 1997 and September 27, 1996, respectively. However, the impact on other prior periods has not yet been determined.

                  The FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in June 1997, which supersedes Statement 14, Financial Reporting for Segments of a Business Enterprise. SFAS No. 131 modifies previous annual segment reporting and requires selected segment information in quarterly reports. Statement No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. It requires reconciliations of total segment revenues, total segment profit or loss, total segment assets and other amounts disclosed for segments to corresponding amounts in the company's general-purpose financial statements. The Statement also provides for entity-wide disclosures about the products and services a company provides, the material countries in which it holds assets and reports revenue and its major customers. SFAS No. 131 requires that companies disclose segment data based upon how company management determines resource allocations to segments and measures segments'

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
     For the Thirteen and Thirty-nine Week Periods Ended September 26, 1997 and September 27, 1996
                 (Dollars in Thousands except per share amounts)

2.       ACCOUNTING STANDARDS NOT YET ADOPTED (continued)


                  performance. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The adoption of the provisions of this Statement is expected to result only in increased disclosures on segment information and will not impact the amounts in the financial statements.

3.       SUPPLEMENTAL CASH FLOW DISCLOSURES

                                                            Thirty-nine Weeks Ended
                                                           -----------------------------
                                                          September 26,   September 27,
                                                              1997            1996
                                                           -------------   -------------
                  Cash paid for:    Interest               $    657        $    432
                                    Income taxes           $  5,864        $  4,338



4.       CREDIT ARRANGEMENTS

                  The Company has a $23,000 revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5,000. Interest is payable under the revolving line of credit at the bank's prime rate (8.5% at September 26, 1997).

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

                  The Credit Facility contains certain restrictive and financial covenants, which, among other things, limit the aggregate of dividend payments and purchases of treasury stock to 50% of consolidated net income for the two most recent years, contain restrictions on the Company's ability to pledge assets, incur additional indebtedness and make capital expenditures, and require the Company to maintain certain defined financial ratios. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by Cavalier Acceptance Corporation, the Company's wholly owned finance subsidiary, and the capital stock of certain of the Company's consolidated subsidiaries. The bank's commitment under the Credit Facility will expire in April of 1998.

                  As of September 26, 1997, the Company had $8,556 borrowed under the Credit Facility.

5.       STOCKHOLDERS' EQUITY

                  A five-for-four stock split of the Company's common stock which was effected in the form of a 25% stock dividend was distributed on November 15, 1996 to stockholders of record on October 31, 1996. All historical dividends and net income per share amounts have been adjusted for the stock split.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
     For the Thirteen and Thirty-nine Week Periods Ended September 26, 1997 and September 27, 1996
                 (Dollars in Thousands except per share amounts)

5.       STOCKHOLDERS' EQUITY (continued)

                  Cash dividends were paid during this quarter and the previous three quarters as follows (all amounts are per share):

                                                                                Split Adjusted
                              Record Date               Payment Date            Dividend Paid
                           ----------------          -----------------          --------------
                           July 31, 1997             August 15, 1997            $      .030
                           April 30, 1997            May 15, 1997               $      .030
                           January 31, 1997          February 14, 1997          $      .030
                           October 31, 1996          November 15, 1996          $      .030

6.       COMMITMENTS AND CONTINGENCIES

                  It is a customary practice in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of the Company's sales are made to dealers located primarily in the southeast, southwest and midwest regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company is contingently liable for approximately $89,000 at September 26, 1997, such contingency is reduced by the resale value of the homes which may be required to be repurchased. Losses under these agreements have not been significant in the past, and management expects no material loss in excess of the allowance provided of $800. *

                  The Company's workmen's compensation, product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses are adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At September 26, 1997, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $7,300 in the event that additional losses are reported related to prior periods.

                  The Company is engaged in various legal proceedings that are incidental to its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company often allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with the Company's operations. These kinds of suits sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Courts have certified several of these types of cases as class actions in recent years, and some cases such as these have resulted in large damage awards, especially large punitive damage awards. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company.
                  However, the potential exists for unanticipated material adverse judgments against the Company.*

                  The Company and certain of its equity partners have jointly and severally guaranteed revolving notes for four companies and a letter of credit for one company in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum aggregate guaranty of $2,430. At September 26, 1997, there was a total amount outstanding under the various notes and letters of credit guaranteed by the Company of $4,000.

---------------------------------------
* See Safe Harbor Statement on page 15.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 26, 1997

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

The Company's business is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. According to the Manufactured Housing Institute, the manufactured housing industry posted gains in shipments from 1992 through 1996, with approximate total annual shipments of 211,000 (1992) increasing to 363,000 (1996), and with the greatest gains occurring in the southeastern United States. The Company conducts a substantial portion of its business in the southeastern United States and attributes past years' strong shipment growth to a reduction of alternative housing, increased availability of retail financing, increased consumer confidence and continuing strength in the national economy. The Company has increased its production capacity to better take advantage of the growth in the industry, increasing the number of manufacturing facilities from four at the end of 1992 to fourteen at September 26, 1997. The fourteenth manufacturing facility was added in June 1997 when the Company purchased substantially all of the assets and assumed certain existing liabilities of Pacer Homes, Inc., a manufacturer in Texas.

The manufactured housing industry has, over the past several years, experienced increases in both the number of retail dealers and manufacturing capacity, which the Company believes is currently resulting in slower retail turnover, higher dealer inventories, lower order backlogs and increased price competition. Industry statistics, according to the Manufactured Housing Institute, reflect a decrease in home shipments of 3.4% through August 1997 as compared to the same period in 1996, with approximate year-to-date shipments of 237,000 (1997) compared to 245,000 (1996), and with the largest declines occurring in Alabama, Mississippi and South Carolina, three large markets for the Company. It is possible that these developments may also signal a return to seasonality in the Company's manufacturing business, which was not a significant factor during the period from 1992 through 1996; prior to this period, the greatest number of homes in the manufactured housing industry were sold from April through October, with lower shipments in the first and last part of the calendar year. The Company is uncertain at this time as to what effect these factors will have on sales and earnings during the balance of 1997 and thereafter. *

Results of Operations

The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of net sales or total revenue:

CAVALIER HOMES, INC. AND SUBSIDIARIES
STATISTICAL ANALYSIS

STATEMENT OF INCOME SUMMARY                                     For the Thirteen Weeks Ended
(Dollars in Thousands)         ------------------------------------------------------------------------------------------------
                                    September 26, 1997                September 27, 1996                      Difference
                               ----------------------------      -------------------------------     --------------------------
Net Sales                     $       83,160    100.0%           $      88,976     100.0%            $      (5,816)    (6.5%)
Cost of Sales                         68,996     83.0%                  73,226      82.3%                   (4,230)    (5.8%)
                              --------------   ------            -------------     ------            --------------
     Gross Profit on Sales    $       14,164     17.0%           $      15,750      17.7%            $      (1,586)   (10.1%)
                              ==============                     =============                       ==============
Net Sales                     $       83,160                     $      88,976                       $      (5,816)    (6.5%)
Financial Services                     1,382                               867                                 515     59.4%
                              --------------                     -------------                       --------------
     Total Revenue            $       84,542    100.0%           $      89,843     100.0%            $      (5,301)    (5.9%)
                              ==============                     =============                       ==============
Selling, General
 and Administrative           $       11,322     13.4%           $      11,193      12.5%            $         129      1.2%
Operating Profit              $        4,224      5.0%           $       5,424       6.0%            $      (1,200)   (22.1%)
Other Income (Expense)        $           34        -%           $         588       0.7%            $        (554)   (94.2%)
Net Income                    $        2,587      3.1%           $       3,609       4.0%            $      (1,022)   (28.3%)

---------------------------------------
* See Safe Harbor Statement on page 15.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 26, 1997



STATEMENT OF INCOME SUMMARY                                        For the Thirty-nine Weeks Ended
(Dollars in Thousands)         ------------------------------------------------------------------------------------------------
                                    September 26, 1997                   September 27, 1996                   Difference
                               -------------------------------      ------------------------------   --------------------------
Net Sales                     $      249,397    100.0%           $     254,598     100.0%            $      (5,201)    (2.0%)
Cost of Sales                        205,672     82.5%                 209,682      82.4%                   (4,010)    (1.9%)
                              --------------    ------           -------------     ------            --------------
     Gross Profit on Sales    $       43,725     17.5%           $      44,916      17.6%            $      (1,191)    (2.7%)
                              ==============                     =============                       ==============
Net Sales                     $      249,397                     $     254,598                       $      (5,201)    (2.0%)
Financial Services                     3,820                            2,259                                1,561     69.1%
                              --------------                     -------------                       --------------
     Total Revenue            $      253,217    100.0%           $     256,857     100.0%            $      (3,640)    (1.4%)
                              ==============                     =============                       ==============
Selling, General
 and Administrative           $       32,581     12.9%           $      31,392      12.2%            $       1,189      3.8%
Operating Profit              $       14,964      5.9%           $      15,783       6.1%            $        (819)    (5.2%)
Other Income (Expense)        $          317      0.1%           $         889       0.3%            $        (572)   (64.3%)
Net Income                    $        9,230      3.6%           $      10,005       3.9%            $        (775)    (7.7%)



OPERATING DATA SUMMARY                                         For the Thirteen Weeks                    For the Thirty-nine
(Dollars in Thousands)                                                  Ended                                Weeks Ended
                                                           ---------------------------             ------------------------------
                                                           September 26,  September 27,            September 26,     September 27,
                                                               1997           1996                     1997               1996
                                                           -------------  -------------            -------------     -------------
Installment Loan Originations                              $  4,340       $   4,814                $   14,831        $    13,639
Capital Expenditures                                       $  2,618       $   2,318                $    6,650        $     6,473
Home Shipments                                                3,305           3,763                    10,085             10,728
Floor Section Shipments                                       4,973           5,298                    14,790             15,184
Independent Exclusive Dealers                                   145             107                       145                107
Home Manufacturing Facilities                                    14              13                        14                 13



Net Sales. The Company experienced a decline in net sales for the thirteen and thirty-nine week periods ended September 26, 1997 over the comparable 1996 periods of $5,816,000 (6.5%) and $5,201,000 (2.0%), respectively. The Company believes the decline in net sales for the third quarter and the year-to-date period is due to increased competitive factors in the industry caused by the growth over the last several years in the number of dealers operating in the industry and increased manufacturing capacity, resulting in a slower retail turnover and a build-up of dealer inventories, reduced order backlogs and increased price competition. Homes sold for the third quarter and year-to-date decreased from the comparable period in the prior year by 458 homes (12.2%) and 643 homes (6.0%), respectively. As part of the Company's marketing program, the exclusive dealer distribution system has grown to 145 independent exclusive dealers, up from 115 dealers at the end of 1996. The Company's product mix continues to shift from single-section homes to multi-section homes. During the thirteen weeks ended September 26, 1997, 50% of the Company's homes sold were multi-section homes, compared to 41% for the previous year's comparable period. For the thirty-nine week period, multi-section homes sold accounted for 47% of 1997 homes sold, compared to 42% for the comparable 1996 period.

Financial Services Revenue. Financial services revenue (primarily interest income on retail installment contracts) during the current thirteen and thirty-nine week periods increased $515,000 and $1,561,000, or 59.4% and 69.1%, respectively, over the comparable periods in the previous year, primarily due to the growth of the Company's loan portfolio to $48 million, which increased 54.8% over the September 1996 loan portfolio of $31 million. While the financial services segment has experienced growth in its loan portfolio, the rate of growth is slowing due to the tightened market conditions of the manufactured housing industry. * Installment loan originations for the quarter were $4,340,000 as compared to the 1996 third quarter of $4,814,000.

Selling, General and Administrative. Selling, general and administrative expense increased $1,189,000 during the current thirty-nine week period over the previous year's comparable period. This increase is primarily attributable to the costs related to new or expanded manufacturing facilities of $1,110,000, a $621,000 increase in CAC's administrative costs consistent with its growth and expenses related to the Company's expanded marketing programs of $648,000, partially offset by a reduction in executive incentive compensation of $1,069,000. Selling, general and administrative expense as a percentage of total revenue was 12.9% and 12.2% of sales for the thirty-nine week periods and 13.4% and 12.5% for the thirteen week periods ended September 26, 1997 and September 27, 1996, respectively.

---------------------------------------
* See Safe Harbor Statement on page 15.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 26, 1997

Other Income (Expense).

Interest Expense. Interest expense increased by $103,000 and $242,000 for the thirteen and thirty-nine week periods ended September 26, 1997, respectively, as compared to the applicable 1996 periods, due to increased borrowings of $7,552,000 incurred to primarily fund the Company's financial services segment.

Other, net. Other, net, declined by $451,000 and $330,000 for the thirteen and thirty-nine week periods ended September 26, 1997, respectively, as compared to the applicable 1996 periods. Other, net, is primarily comprised of interest income, gains or losses on sales of investments, and equity earnings in investments accounted for on the equity basis of accounting. The decline in other, net, for both periods is primarily due to a decline in gains from sales of investments of $234,000 due to a third quarter 1996 recovery of a previously written-off asset, as well as a slight decline in aggregate earnings from the Company's joint venture operations, recorded under the equity method of accounting, as a result of tightening industry conditions.

Net Income. As discussed above, the manufactured housing industry is experiencing an increase in competitive conditions. Alabama, Mississippi and South Carolina sales were down industry wide 16.1%, 19% and 11.9%, respectively, through August 1997 as compared to the same period in 1996. These states represent three of the largest markets for the Company. Additionally, the Company has incurred certain start-up costs at its Texas facility acquired in June 1997, as well as costs due to certain labor shortages and inefficiencies associated with its other Texas operations. As a result primarily of these factors, net income per share during the current thirteen and thirty-nine week periods was $.21 and $.74, respectively, compared to $.29 and $.82 from the previous year's comparable periods. Net income per share has been adjusted for all previous stock splits effected by the Company.

Liquidity and Capital Resources

The following table sets forth certain items relating to the measurement of liquidity and capital resources from the Company's consolidated condensed financial statements for the dates indicated:


BALANCE SHEET SUMMARY                                                                          Balances as of
                                                                             -------------------------------------------------
(Dollars in Thousands)                                                       September 26, 1997             December 31, 1996
                                                                             -------------------------------------------------
Cash and Cash Equivalents                                                      $        5,752                $       24,529
Accounts Receivable                                                            $       24,454                $        3,046
Working Capital                                                                $        8,432                $        8,474
Current Ratio                                                                        1.2 to 1                      1.2 to 1
Long-Term Debt                                                                 $       10,030                $        4,918
Ratio of Long-Term Debt to Equity                                                      1 to 8                       1 to 14
Installment Loan Portfolio                                                     $       47,744                $       36,425


Working capital remained comparable from December 31, 1996 to September 26, 1997, primarily due to earnings during the period reduced by capital expenditures and originations of installment contracts by CAC, which in turn were offset by long-term debt borrowings and principal collected on installment contracts.

The increase in accounts receivable from December 31, 1996 to September 26, 1997, is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, and during this time, the Company collects the majority of its outstanding receivables.

The Company's primary business segment is the production and sale of manufactured housing. In 1992, the Company began the operations of CAC to fund installment sale contracts to the retail customers of the Company's independent exclusive dealers. As the operations of CAC expanded, in February 1994, the Company entered into a credit facility with its primary lender (the "Credit Facility") (see footnote 4 to the consolidated condensed financial statements included herein) to provide additional funds for CAC's growth. As of September 26, 1997, the Company's portfolio of installment sale contracts had grown to approximately $48 million and had been funded primarily with internally generated working capital, borrowings under the Credit Facility and a portion of the net proceeds from an offering of the Company's common stock during 1994.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 26, 1997

Since entering into the Credit Facility, the Company has had aggregate borrowings of $11.7 million in order to continue to fund the operations of CAC and to reduce the interest rate risk of the Company's loan portfolio. The Company expects to continue to borrow funds under the Credit Facility to finance the continuing operations and growth of CAC. * On March 14, 1996, the Company executed an amendment to the Credit Facility which increased the maximum available borrowings under the warehouse and term-loan agreements contained in the Credit Facility to $18 million from the previous limit of $8 million. The amendment increased the total amount of available borrowings under the Credit Facility (including the revolving line of credit) to $23 million from $13 million. In addition to the increase in available borrowings under the Credit Facility, the interest rate on prospective borrowings under the term-loan portion of the agreement was reduced by .40%.

The Credit Facility contains certain restrictive covenants which limit, among other things, (1) the aggregate of dividend payments and purchases of treasury stock to 50% of consolidated net income for the two most recent years, (2) the Company's ability to mortgage or pledge assets which exceed, in the aggregate, $1 million without written consent of the lender, (3) incur additional indebtedness, including lease obligations, which exceed in the aggregate $2.5 million and (4) make capital expenditures in excess of $6 million. In addition, the Credit Facility is subject to certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $3.5 million), tangible net worth (which must increase at least $2 million per year, subject to a carryover for increases in excess of $2 million in the prior year), debt-to-equity ratio (not to exceed 2 to 1) and cash flow-to-debt service ratio (not less than 1.5 to 1). The Credit Facility also requires CAC to comply with certain specified restrictions and financial covenants.

The Company's growth strategy currently includes the continued expansion of the financial services segment of its business. Accordingly, it is likely that the Company will incur additional debt, or other forms of financing, in order to continue to fund such growth.* The Company currently believes that existing cash and investment balances and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund the Company's operations and expansion plans for the next twelve months; however, there can be no assurance to this effect.* In order to provide additional funds for continued pursuit of the Company's growth strategies and for operations, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which may depend upon market and other conditions.* The Company may also engage in other transactions, such as selling or securitizing all or portions of its installment loan portfolio, that are designed to facilitate the ability of the Company to originate an increased volume of loans and to reduce the Company's exposure to interest rate fluctuations.* There can be no assurance that such possible additional financing, or the aforementioned transactions involving the Company's installment loan portfolio, will be available on terms acceptable to the Company; if they are not, the Company may be forced to curtail the expansion of its financial services business and to alter its growth strategies. In addition, the Company may be forced to curtail the growth of its financial services business due to an increase in competitive conditions in the industry. *

The Company's capital expenditures were approximately $6,650,000 for the thirty-nine weeks ended September 26, 1997, as compared to $6,473,000 for the comparable period of 1996. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the continued expansion and modernization of certain of the Company's manufacturing facilities.

Recent Announcement

As reflected in Item 5 below, on August 14, 1997, the Company announced the execution of a definitive agreement to merge a subsidiary of the Company with Belmont Homes, Inc. (NASDAQ/NM:BHIX), subject among other conditions to compliance with applicable regulatory requirements and the approval of the shareholders of both companies. The Board of Directors of both companies unanimously approved the transaction. The agreement calls for the exchange of
0.80 shares of Cavalier Homes, Inc. common stock for each outstanding share of Belmont common stock. Cavalier will issue approximately 7.6 million shares of common stock to provide for the exchange to holders of Belmont common stock. The business combination is intended to qualify as a tax-free reorganization to the shareholders of Belmont and be accounted for as a pooling-of-interests. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired.

---------------------------------------
* See Safe Harbor Statement on page 15.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                September 26,1997

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

There can be no assurance that the proposed strategic combination with Belmont will be consummated. There can also be no representation or assurance made as to the possible impact of the potential strategic combination on the consolidated financial condition and results of operations of the Company should such a strategic combination occur.


ITEM 5            OTHER MATTERS

On August 14, 1997, the Company announced the execution of a definitive agreement to merge a subsidiary of the Company with Belmont Homes, Inc. (NASDAQ/NM:BHIX), subject among other conditions to compliance with applicable regulatory requirements and the approval of the shareholders of both companies. The Board of Directors of both companies unanimously approved the transaction. The agreement calls for the exchange of 0.80 shares of Cavalier Homes, Inc. common stock for each outstanding share of Belmont common stock. Cavalier will issue approximately 7.6 million shares of common stock to provide for the exchange to holders of Belmont common stock. The business combination is intended to qualify as a tax-free reorganization to the shareholders of Belmont and be accounted for as a pooling-of-interests. The applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, has expired.

There can be no assurance that the proposed strategic combination with Belmont will be consummated. There can also be no representation or assurance made as to the possible impact of the potential strategic combination on the consolidated financial condition and results of operations of the Company should such a strategic combination occur.

The Board of Directors has declared its regular quarterly cash dividend of $.03 per share payable on November 14, 1997 to stockholders of record on October 31, 1997.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                               September 26, 1997


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
                                        herein by reference.
                                    (b) Amendment  to the Amended  and  Restated
                                        Certificate  of   Incorporation  of  the
                                        Company,  filed as  Exhibit  3(b) to the
                                        Company's  Quarterly Report on Form 10-Q
                                        for the quarter  ended June 27, 1997, is
                                        incorporated herein by reference.
                                    (c) The Certificate of Designation of Series
                                        A Junior  Participating  Preferred Stock
                                        of  Cavalier  Homes,  Inc. as filed with
                                        the Office of the Delaware  Secretary of
                                        State on October  24,  1996 and filed as
                                        Exhibit A to Exhibit 4 to the  Company's
                                        Registration Statement on Form 8-A filed
                                        on October  30,  1996,  is  incorporated
                                        herein by reference.
                                    (d) The Amended and Restated  By-laws of the
                                        Company,  filed as  Exhibit  3(d) to the
                                        Company's  Quarterly Report on Form 10-Q
                                        for the quarter  ended June 27, 1997, is
                                        incorporated herein by reference.
                                    (e) Amendment  No.  1  to  the  Amended  and
                                        Restated By-laws of the Company.
                           (4)      Instruments Defining the Rights of  Security
                                    Holders.
                                    (a) Articles  four,  six,  seven,  eight and
                                        nine  of  the   Company's   Amended  and
                                        Restated  Certificate of  Incorporation,
                                        as amended,  referenced  in Exhibit 3(a)
                                        and 3(b) above.
                                    (b) Article II,  Sections 2.1 through  2.18;
                                        Article  III,   Sections  3.1  and  3.2;
                                        Article  IV,   Sections   4.1  and  4.3;
                                        Article VI,  Sections  6.1 through  6.5;
                                        Article VIII,  Sections 8.1 and 8.2; and
                                        Article IX of the Company's  Amended and
                                        Restated By-laws, referenced in Exhibits
                                        3(d) and 3(e) above.
                                    (c) Rights Agreement between Cavalier Homes,
                                        Inc.   and    ChaseMellon    Shareholder
                                        Services, LLC, filed as Exhibit 4 to the
                                        Company's  Current  Report  on Form  8-K
                                        dated October 30, 1996, is  incorporated
                                        herein by reference.
                           (10)     Material Contracts.
                                    (a) Guaranty   Agreement     between   First
                                        Commercial Bank and Cavalier Homes, Inc.
                                        dated   July   15,   1997,  relating  to
                                        guaranty of payments by Lamraft, LP.
                                    (b) Guaranty   Agreement     between   First
                                        Commercial Bank and Cavalier Homes, Inc.
                                        dated   July   15,   1997,  relating  to
                                        guaranty  of   payments   by   Hillsboro
                                        Manufacturing,  LP.
                                    (c) Guaranty   Agreement     between   First
                                        Commercial Bank and Cavalier Homes, Inc.
                                        dated   July   15,   1997,  relating  to
                                        guaranty  of   payments  by  Woodperfect
                                        of Texas, LP.
                                    (d) The  Agreement  and Plan of Merger dated
                                        as of August 14, 1997,  by and among the
                                        Company,  Crimson  Acquisition Corp. and
                                        Belmont Homes,  Inc., filed as Exhibit 2
                                        to the Company's  Current Report on Form
                                        8-K   dated   August   19,   1997,    is
                                        incorporated herein by reference.
                                    (e) Amendment  No.  1 to  the Agreement  and
                                        Plan  of  Merger  referenced  in Exhibit
                                        10(b) above.
                           (11)     Computation of Net Income per Common Share.
                           (27)     Article 5 - Financial Data Schedule for Form
                                    10-Q submitted as Exhibit 27 as an EDGAR filing only.
                  (b)               The Company  filed a Current  Report on Form
                                    8-K on August 19, 1997, with respect to the proposed strategic combination with Belmont
                                    Homes, Inc.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                               September 26, 1997

                "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q (including statements regarding trends in the industry and the business and growth and financing strategies of the Company), as well as those statements specifically designated with an asterisk (*), constitute forward-looking statements, contain the words "estimates," "projects," "intends," "believes," "anticipates," "expects," and words of similar import, are based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and words involve known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. Such assumptions, risks, uncertainties and factors include those associated with general economic and business conditions; manufactured housing and retail consumer financing industry trends, cyclicality and seasonality; availability of consumer and dealer financing; changes and volatility and uncertainty in interest rates; the sufficiency of reserves established for installment contract receivables; warranty, product liability, workers' compensation and other litigation arising in the course of the Company's manufacturing and financial services business; contingent repurchase and guaranty obligations; dependence on key personnel and favorable relationships with employees; demographic changes; whether the current and emerging generations of retirees will have the same interest in purchasing manufactured homes; competition; raw material and labor costs and availability; import protection and regulation; relationships with and dependence on customers, distributors and dealers; changes in the business strategy or development plans of the Company; the availability, terms and deployment of capital; changes in or the failure to comply with government regulations; and the inability or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company; and other assumptions, risks, uncertainties and factors reflected from time to time in the Company's filings with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                               September 26, 1997



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Cavalier Homes, Inc.
                              ----------------------------------
                              Registrant




Date: November 10, 1997       /s/ David A. Roberson
                              ----------------------------------
                              David A. Roberson - President
                              and Chief Executive Officer


Date: November 10, 1997       /s/ Michael R. Murphy
                              ----------------------------------
                              Michael R. Murphy -
                              Chief Financial Officer (Principal
                              Financial and Accounting Officer)