Form 10-K
period 1997-12-31
CAVALIER HOMES INC
filed 1998-03-30
CIK 789863

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1997
         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

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

       Registrant's telephone number, including area code: (205) 747-0044
           Securities registered pursuant to Section 12(b) of the Act:


                                                         Name of
                                                       Each Exchange
        Title of Each class                         on Which Registered
        -------------------                         -------------------
    Common Stock, par value $.10                   New York Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant ( 1 ) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of March 23, 1998, was $202,128,797.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 23, 1998.
                                   19,944,670
                             Common, $0.10 par value
                       Documents Incorporated by Reference

Part III of this report incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 20, 1998.

                              CAVALIER HOMES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1997

                                     PART I

ITEM 1.       BUSINESS

General

Cavalier Homes, Inc., incorporated in 1984, is a Delaware corporation with its executive offices located at Highway 41 North and Cavalier Road, Addison, Alabama 35540. The Company also maintains administrative offices at 719 Scott Avenue, Suite 600, Wichita Falls, Texas 76301. Unless otherwise indicated by the context, references in this report to the "Company" or to "Cavalier" include the Company, its subsidiaries, divisions of its subsidiaries and their respective predecessors, if any.

Effective December 31, 1997, the Company completed a merger (the "Merger") involving Belmont Homes, Inc. ("Belmont"), whose shares were traded on The Nasdaq National Market under the symbol "BHIX". In the Merger, Belmont became a wholly owned subsidiary of the Company, and each Belmont share issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive 0.80 shares of the common stock of Cavalier. The Company issued 7,555,121 shares of its common stock in the Merger in exchange for the outstanding shares of Belmont common stock. The Merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the financial position, results of operations and cash flows of Belmont for all periods presented. The information herein is presented on a combined basis.

The Company designs and manufactures a wide range of high quality manufactured homes and markets its homes primarily in the southeast, southwest and midwest regions of the United States, with a focus on serving the low- to medium-priced manufactured housing market. During 1997, approximately 80% of the Company's revenues were generated from sales in its core markets of Alabama, Texas, North Carolina, South Carolina, Georgia, Arkansas, Louisiana, Missouri and Mississippi. At December 31, 1997, the Company operated twenty-two home manufacturing facilities. Seven are located in Alabama, four in Mississippi, three each in Texas and Georgia, two each in North Carolina and Arkansas and one in Pennsylvania.

The Company's homes are sold under 68 brand names. As of December 31, 1997, the Company markets its homes through approximately 800 independent dealers located in 30 states, with over 1,000 sales centers. In addition, the Company has an independent Exclusive Dealer Program and currently has 132 participating dealer locations selling only the Company's homes. The Company's homes are normally fully furnished, including appliances, and are comprised of one or more floor sections.

Through its financial services segment, the Company purchases qualifying retail installment sales contracts for manufactured homes sold through the Company's independent exclusive dealer network and sells various commissioned insurance products to certain retail and wholesale purchasers of its homes including both personal and commercial lines of insurance.

Revenues, operating profits and other financial data of the Company's industry segments for the three year ended December 31, 1997 are set forth in Note II of Notes to Consolidated Financial Statements in Part II.

Home Manufacturing Operations

At December 31, 1997, the Company, through five wholly owned subsidiaries, operated twenty-two manufacturing facilities engaged in the production of manufactured homes. At the beginning of 1997, the Company reorganized its operating subsidiaries and merged them into and combined them with two new operating subsidiaries, Cavalier Industries, Inc. ("CII"), a Delaware corporation (formerly Brigadier Homes of North Carolina, Inc., Astro Mfg. Co., Inc., Mansion Homes, Inc. and Homestead Homes, Inc.), and Cavalier Manufacturing, Inc. ("CMI"), a Delaware corporation (formerly Cavalier Homes of Alabama, Inc., Buccaneer Homes of Alabama, Inc., Riverchase Homes, Inc. and Cavalier Town & Country of Texas, Inc.). The former operating subsidiaries continue their operations as divisions of CII and CMI. The divisions of CII are Brigadier Homes of North Carolina (one facility), Astro Homes (one facility), Mansion Homes (one facility) and Homestead Homes (one facility). The divisions of CMI are Cavalier Homes of Alabama (three facilities), Buccaneer Homes (three facilities), Riverchase Homes (one facility) and Town & Country Homes (three facilities). At the end of 1997, in conjunction with the Belmont Merger, the Company acquired three subsidiaries operating eight plants: Belmont Homes, Inc. (four facilities), Spirit Homes, Inc. (two facilities) and Bellcrest Homes, Inc. (two facilities). The management of each of the Company's manufacturing units typically consists of a president or general manager, a production manager, a general sales manager, a controller, a service manager, a purchasing manager and a quality control manager. These mid-level management personnel manage the Company's manufacturing facilities, and typically participate in an incentive compensation system based upon their respective operation's profitability.

The Company has experienced significant growth in manufacturing capacity during the past six years, expanding from four manufactured housing production facilities in 1992 to twenty-two facilities at the end of 1997. The Company's facilities normally operate on a single-shift, five-day week basis. The approximate current annual capacity of the respective manufacturing units is shown below:
                                                                Approximate
                                              Number of       Annual Capacity
Manufacturing Unit                           Facilities        in Floors (1)

Belmont Homes, Inc.                               4                 10,000
Cavalier Homes of Alabama                         3                  6,000
Buccaneer Homes                                   3                  5,500
Town & Country Homes                              3                  5,000
Spirit Homes, Inc.                                2                  6,500
Bellcrest Homes, Inc.                             2                  3,500
Brigadier Homes of North Carolina                 1                  3,000
Homestead Homes                                   1                  2,500
Mansion Homes                                     1                  1,500
Riverchase Homes                                  1                  1,500
Astro Homes                                       1                  1,500
                                           -------------     -------------
                                                 22                 46,500
                                           =============     =============


(1) Estimated capacity is based on one shift per day, five days per week, 48 weeks per year.

Additionally, the following table sets forth certain production information for 1997, 1996 and 1995:

                                                 For the Year Ended December 31,
                        -----------------------------------------------------------------------------
                                 1997                       1996                        1995
                        ----------------------      ---------------------      ----------------------
Number of Homes Sold:

   Single-Section Homes     13,576          58%       16,738          65%       13,627          69%
   Multi-Section Homes      10,026          42%        8,914          35%        6,040          31%
                        ----------   ----------     ---------   ---------     ---------     --------

      Total Homes           23,602         100%       25,652         100%       19,667         100%

Number of Floors Sold       33,646                    34,581                    25,717


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

The Company's component manufacturing subsidiaries provide laminated wallboards, exterior doors, cabinet doors and certain other supply products for some of its manufacturing facilities. Additionally, certain of the Company's manufacturing facilities currently purchase roof trusses from a joint venture in which the Company owns an interest. The Company believes prices obtained by the Company for these products from this joint venture are competitive with the Company's other sources of supply.

Because the cost of transporting a manufactured home is significant, there is a limit to the distance between a manufacturing facility and the dealers it can service. The Company believes that the location of its manufacturing facilities in multiple states allows it to serve more dealers in more markets. The Company generally arranges, at the dealer's expense, for the transportation of finished homes to dealers using independent trucking companies. One of the Company's subsidiaries employs drivers who own their own trucks to deliver its homes.

Dealers or other independent installers are responsible for placing the home on site, making utility connections and providing and installing certain accessory items and appurtenances, such as decks, carports and foundations.

Products

The Company's homes include both single-section and multi-section models, with the substantial majority of such products being "HUD Code Homes" which are manufactured homes that meet the specifications of the National Manufactured Home Construction and Safety Act of 1974, as amended, and administered by the U.S. Department of Housing and Urban Development ("HUD"). Single-section homes are 14 to 16 feet wide, vary in length from 40 to 80 feet and contain between 560 and 1,280 square feet. The multi-section models consist of two or more floor sections that are joined at the home site, vary in length from 40 to 80 feet and contain between 960 and 2,432 square feet.

The Company currently produces over 600 different models of manufactured homes with a variety of decors that are marketed under 68 brand names. The homes typically include a living room, dining area, kitchen, one to four bedrooms and one or more bathrooms. Each home contains a cooking range and oven, refrigerator, water heater and central heating. Depending on the customer's preferences, most homes are sold fully furnished. Customers may also choose many available options including fireplaces, ceiling fans, dishwashers, garbage disposals, microwave ovens, stereos, bay windows, composition shingle roofs, vinyl siding and sliding glass patio doors.

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

Modular homes are homes designed to meet building codes administered by states and local authorities, as opposed to the national HUD guidelines. Four of the Company's manufacturing facilities currently manufacture a limited number of modular homes meeting applicable regulatory standards.

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

Independent Dealer Network, Sales and Marketing

 As of December 31, 1997, the Company markets its homes through approximately 800 independent dealers located in 30 states, with over 1,000 sales centers. In addition, the Company has an independent Exclusive Dealer Program and currently has 132 participating dealer locations selling only the Company's homes. Approximately 80% of the Company's sales in 1997 were to dealers operating sales centers in the Company's core markets as follows: Alabama - 13%, Texas - 13%, North Carolina - 10%, South Carolina - 9%, Georgia - 8%, Arkansas - 8%, Louisiana - 7%, Missouri - 6% and Mississippi - 6%.

The Company has written agreements with most of its independent dealers requiring each dealer to maintain qualified service staff to perform day-to-day repair work on the Company's homes sold by the dealer and requiring prompt payment by the dealer for homes purchased. These agreements generally may be terminated at any time by either party, with or without cause, after a short notice period. The Company does not have any control over the operations of, or financial interests in, any of its independent dealers, including any of its independent exclusive dealers. The Company is not dependent on any single dealer, and in 1997, the Company's largest dealer accounted for approximately 2.5% of sales.

The Company believes that its independent dealer network enables the Company to avoid the substantial investment in management, capital and overhead associated with company owned sales centers. To enable dealers to maximize retail market penetration and enhance customer service, typically only one dealer within a given market area distributes a particular product line of the Company. The Company believes its strategy of selling its homes through independent dealers helps to ensure that the Company's homes are competitive with those of other manufacturers in terms of consumer acceptability, product design, quality and price. Accordingly, a component of the Company's business strategy is to continually strengthen its dealer relations. The Company believes its relations with its independent dealers, including its independent exclusive dealers, are good. *

Since 1991, the Company has been developing an independent exclusive dealer network. The Company's independent exclusive dealers market and sell only homes manufactured by the Company, while the Company's independent non-exclusive dealers typically will choose to offer the products of other manufacturers in addition to those of the Company. The growth in the Company's number of exclusive dealers and percentage of total Company sales represented by them is summarized in the following table:

                                          For the Year Ended December 31,
                                       --------------------------------------
                                          1997         1996          1995
                                       -----------  ------------  -----------

  Number of Exclusive Dealers                 132         115            93

  Percentage of Manufactured Home Sales        30%         27%           26%


The industry has recently been experiencing a trend of increasing competition for quality independent dealers, and many manufacturers, which had previously not owned their own retail sales centers, have begun purchasing independent dealers and/or establishing their own retail outlets. Although the Company intends to continue to focus on distribution through independent dealers, it may broaden its programs in response to these trends to allow for other methods of retail distribution or to purchase and/or establish its own retail sales centers as a complement to its independent dealer network. *

Through its finance subsidiary Cavalier Acceptance Corporation ("CAC"), the Company purchases qualifying retail installment sales contracts for manufactured homes sold through the Company's independent exclusive dealer network and provides its exclusive dealers with other services and support.

Each of the Company's manufacturing divisions typically employs a general sales manager and its own respective sales representatives who are compensated on a commission basis. The plant-level sales representatives are charged with the day-to-day servicing of the needs of the Company's independent dealers, including its independent exclusive dealers. The Company markets its homes through product promotions, participation in regional manufactured housing shows and advertisements in local media. As of December 31, 1997, the Company maintained a sales force of 76 full-time salesmen and 11 full-time general sales managers.

Retail Financing Activities

A significant factor affecting sales of manufactured homes is the availability and terms of financing. CAC purchases qualifying retail installment sales contracts for manufactured homes sold through the Company's independent exclusive dealer network. In addition, the Company's goal is for CAC's activities to provide the Company with a source of consistent earnings which may, to a certain extent, be insulated from fluctuating manufactured home sales volumes. *

CAC seeks to provide highly competitive financing terms to customers of the Company's independent exclusive dealers. CAC currently offers various conventional loan programs which require a down-payment ranging from 0% to 20% of the purchase price, in cash, trade-in value of a previously-owned manufactured home and/or appraised value of equity in any real property pledged as collateral. Repayment terms generally range from 84 to 240 months, depending upon the type of home and amount financed, the amount of the down payment and the customer's creditworthiness. CAC's loans are secured by a purchase money security interest in the manufactured home and, in certain instances, a mortgage on real property pledged as additional collateral. As of December 31, 1997, all of CAC's outstanding loans were secured. Loans purchased by CAC normally provide a fixed rate of interest with equal monthly payments and are non-recourse to the dealer. All of CAC's loans outstanding at December 31, 1997 provided for a predetermined fixed rate of interest. The interest rates applicable to CAC's loans as of such date generally ranged from 9.25% to 14.00%, and the approximate weighted average annual percentage interest rate was 10.9%. Currently, CAC operates in each of the 15 states in which the Company has independent exclusive dealers.

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

In the event an installment sale contract becomes delinquent, CAC normally contacts the customer within 10 to 25 days thereafter in an effort to cure the delinquency. CAC generally repossesses the home after payments have become 60 to 90 days delinquent. After repossession, CAC normally has the home delivered to one of the Company's independent dealer's sales center where CAC attempts to resell the home or contracts with an independent party to remarket the home. To a limited extent, CAC sells repossessed homes at wholesale.

The Company maintains a reserve for estimated credit losses on installment sale contracts owned by CAC to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance. * Amounts credited to the reserve were $1.3, $0.8 and $0.3 million in 1997, 1996 and 1995, respectively. Additionally, as a result of defaults and repossessions the reserve was charged $1.0, $0.3 and $0.1 million in 1997, 1996 and 1995, respectively. The reserve for credit losses at December 31, 1997 was $1.3 million as compared to $0.9 million at December 31, 1996, and $0.6 million at December 31, 1995.

In  fiscal  1997,   1996  and  1995,  CAC  repossessed  92,  41  and  13  homes, respectively. The Company's inventory of repossessed homes was 50 homes at December 31, 1997, as compared to 6 homes at December 31, 1996, and 6 homes at December 31, 1995. The Company's net losses resulting from repossessions on CAC purchased loans as a percentage of the average principal amount of such loans outstanding for fiscal 1997, 1996 and 1995 was 2.24%, 1.40% and .76%, respectively.

At December 31, 1997 and December 31, 1996, delinquencies expressed as a percentage of the total number of installment sale contracts which CAC owned were as follows:

                                                              Delinquency Percentage
          Total Number                                          December 31,1997
                                    -------------------------------------------------------------------------
          of Contracts                  30 Days            60 Days             90 Days            Total
---------------------------------   ----------------    ---------------    ----------------  ----------------

             1,712                          1.46%              0.93%               0.12%             2.51%

                                                             Delinquency Percentage
          Total Number                                          December 31,1996
                                    -------------------------------------------------------------------------
          of Contracts                  30 Days            60 Days             90 Days            Total
---------------------------------   ----------------    ---------------    ----------------  ----------------

             1,292                          1.16%              0.08%               0.00%             1.24%


At December 31, 1997 and December 31, 1996, delinquencies expressed as a percentage of the total outstanding principal balance of installment sale contracts which CAC owned were as follows:

                                                              Delinquency Percentage
          Total Value                                           December 31,1997
                                    -------------------------------------------------------------------------
          of Contracts                  30 Days            60 Days             90 Days            Total
---------------------------------   ----------------    ---------------    ----------------  ----------------

          $ 49,146,000                      1.59%              0.95%               0.05%             2.59%

                                                             Delinquency Percentage
          Total Value                                           December 31,1996
                                    -------------------------------------------------------------------------
          of Contracts                  30 Days            60 Days             90 Days            Total
---------------------------------   ----------------    ---------------    ----------------  ----------------

          $ 36,425,000                      1.13%              0.09%               0.00%             1.22%

There can be no assurance that the Company's future results with respect to delinquencies and repossessions will be consistent with its past experience as reflected above.

Certain operating data relating to CAC are set forth in the following table:

                                                                     December 31,
                                     ---------------------------------------------------
                                          1997                1996             1995
                                     ----------------  ---------------  ----------------
   Total loans receivable            $    49,146,000   $   36,425,000   $    19,209,000
   Allowance for credit losses       $     1,272,000   $      941,000   $       551,000
   Number of loans outstanding                 1,712            1,292               758
   Number of delinquencies                        43               16                 5
   Net loss ratio on average
      outstanding principal balance             2.24%            1.40%             0.76%
   Weighted average annual
      percentage rate                           10.9%            10.9%             11.3%


CAC presently has 6 part-time and 30 full-time employees.

Although the level of CAC's future activities cannot presently be determined, the Company expects to utilize internally generated working capital, borrowings under the Company's revolving, warehouse and term loan agreement with its primary lender (described below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") and amounts generated from sales of loans under the Retail Finance Agreement discussed in the following paragraph to fund the purchase of retail installment sale contracts on homes sold by the Company's independent exclusive dealers and to develop a portfolio of such installment sale contracts.
* The Company believes that its relationships with its exclusive dealers will assist the development of this portfolio. *

Since its inception, CAC has been restricted in the amounts of loans it could purchase based on conservative underwriting standards, the availability of working capital and funds borrowed under its credit line with its primary lender. In February 1998, CAC entered into an agreement (the "Retail Finance Agreement") with another lender providing for the periodic resale of a portion of CAC's loans that meet established criteria. On March 13, 1998, CAC sold loans to this lender having an outstanding principal amount of approximately $25 million for cash in the approximate amount of $26 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations/Financial Services." The Company believes the periodic sale of installment contracts receivable under the Retail Finance Agreement will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CAC to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under this agreement, or that CAC and the Company will be able to realize the expected benefits from such agreement. *

Retail Insurance Activities

Through its wholly-owned insurance agency, Quality Certified Insurance Services, Inc. ("QCIS"), the Company sells commissioned insurance products to retail purchasers of the Company's homes including physical damage and extended home warranties. QCIS also sells commercial lines of insurance products, including general liability and property insurance, to the Company's independent exclusive dealers and others. At December 31, 1997, QCIS had 13 full-time employees and 2 part-time employees.

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

The risk of loss under such repurchase  agreements is mitigated by the fact that
(i) sales of the Company's manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 2.5% of sales in 1997, (ii) the repurchase obligation expires on individual homes after a reasonable period of time (generally 12 to 18 months from invoice date) and also declines during such period based on predetermined amounts and
(iii) the Company is in many cases able to sell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. As of December 31, 1997, the Company's contingent liability under these repurchase and other similar recourse agreements was an amount estimated to be approximately $158 million. The Company has provided an allowance for possible repurchase losses of $1.2 million as of December 3l, 1997, based on prior experience and current market conditions. Management currently expects no material loss in excess of the allowance. *

Quality Control, Warranties and Service

The Company believes the quality in materials and workmanship, continuous refinement in design and production procedures as well as price and other market factors, are important elements in the market acceptance of manufactured homes. The Company maintains a rigorous quality control inspection program at all production stages. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. An independent, HUD-approved third-party inspector checks each of the Company's manufactured homes for compliance during construction.

The Company provides the initial home buyer with a one-year limited warranty against manufacturing defects in the home's construction. Warranty services after sale are performed, at the expense of the Company, by local plant personnel, by independent dealers or, in certain cases, local independent contractors. In addition to the warranty by the Company, direct warranties often are provided by the manufacturers of specific components and appliances.

The Company maintains a full-time service manager at most of its manufacturing facilities. In addition, the Company has 186 full-time service personnel to provide on-site service and correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to the Company, and management of the Company has placed emphasis on diagnosing potential problem areas to help minimize costly field repairs. The Company also has focused on reducing response time to customer service requests. At December 31, 1997, the Company had established a reserve for future warranty claims of $11.7 million relating to homes sold, based upon management's assessment of historical experience factors and current industry trends. *

Competition

The manufactured housing industry is highly competitive, characterized by low barriers to entry and severe price competition. Competition is based on price, product features and quality, reputation for service quality, depth of field inventory, delivery capabilities, warranty repair service, dealer promotions, merchandising and terms of dealer and retail consumer financing. The Company also competes with other manufacturers, some of which maintain their own retail sales centers, for quality independent dealers. In addition, the Company's manufactured homes compete with other forms of low-cost housing, including site-built, prefabricated, modular homes, apartments, townhouses and condominiums. The selection by retail buyers of a manufactured home rather than an apartment or other alternative forms of housing is significantly affected by their ability to obtain satisfactory financing. The Company faces direct competition from numerous manufacturers, many of which possess greater financial, manufacturing, distribution and marketing resources.

The Company's growth strategy currently includes the continued expansion of financial services provided through CAC. * The Company believes that operations of CAC will have a positive impact on the Company's efforts to sell its products and enhance its competitive ability within the industry. * However, due to strong competition in the retail finance segment of the industry from companies much larger than CAC, combined with the limited operating history of CAC, there can be no assurance that CAC will be able to expand its operations or that it will have a positive impact on the Company's ability to compete.

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

The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. Furthermore, an independent, HUD-approved third-party inspector regularly checks the Company's manufactured homes for compliance during construction. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's manufacturing facilities. The Company believes its manufactured homes meet or surpass all present HUD requirements. *

HUD has promulgated regulations with respect to structural design, wind loads and energy conservation. The Company's operations were not materially affected by the regulations; however, HUD has these matters under continuous review and the Company cannot predict what effect (if any) additional regulations promulgated by HUD would have on the Company or the manufactured industry as a whole.

Certain components of manufactured and modular homes are subject to regulation by the U.S. Consumer Product Safety Commission ("CPSC"), which is empowered to ban the use of component materials believed to be hazardous to health and to require the repair of defective components. The CPSC, the Environmental Protection Agency and other governmental agencies are evaluating the effects of formaldehyde. Regulations of the Federal Trade Commission also require disclosure of a manufactured home's insulation specifications. Manufactured, modular and site-built homes are all built with particle board, paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in manufactured homes and required manufacturers to warn purchasers concerning formaldehyde associated risks. The Company currently uses materials in its manufactured homes that it believes meet HUD standards for formaldehyde emissions and otherwise comply with HUD regulations in this regard. *

The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulation may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements.

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

The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The Company currently does not believe it will be required under existing environmental laws and enforcement policies to expend amounts which will have a material adverse effect on its results of operations or financial condition.* However, the requirements of such laws and enforcement policies have generally become more strict in recent years. Accordingly, the Company is unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

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

Employees

As of December 31, 1997, the Company had 5,051 employees, of whom 4,396 were engaged in home manufacturing, 97 in sales, 186 in warranty and service, 279 in general administration, 42 in delivery and 51 in retail finance and insurance services. At year end, only Astro Homes' employees engaged in manufacturing (100 employees) were covered by a collective bargaining agreement. Management considers its relations with its employees to be good. *

Risk Factors

In addition to the other information contained herein, persons interested in making an investment in the Company should carefully consider the following factors concerning the Company and its business:

     Uncertainties in Integrating Business Operations and Achieving Benefits of the Belmont Merger

On December 31, 1997, Crimson Acquisition Corp., a Mississippi corporation and a wholly owned subsidiary of the Company, merged with and into Belmont Homes, Inc., a Mississippi corporation and also a producer of manufactured housing ("Belmont"), and Belmont became a wholly owned subsidiary of the Company. For a more detailed description of Belmont and this transaction, reference is made to the Company's Current Reports on Form 8-K dated August 20, 1997, December 11, 1997 and January 15, 1998 (as amended by Form 8-K/A dated March 16, 1998 and Form 8-K/A dated March 17, 1998), and the Company's Registration Statement on Form S-4 filed with the Commission on December 2, 1997 (Reg. No. 333-41319). The acquisition of Belmont will require the consolidation of functions and the integration of departments, systems and procedures, which will present significant management challenges. There can be no assurance that such actions will be successfully accomplished as rapidly as currently expected, if at all. Moreover, although the primary purpose of such actions will be to realize direct cost savings and other operating efficiencies, synergies and benefits, there can be no assurance of the extent to which or whether such cost savings, efficiencies, synergies or benefits will be achieved.

     Cyclical and Seasonal Nature of the Manufactured Housing Industry

The manufactured housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past, resulting in the failure of many manufacturing concerns. The market for manufactured homes is affected by many of the same national and regional economic and demographic factors that affect the broader housing industry. Historically, most sectors of the home building industry, including the manufactured housing industry, have been affected by, among other things, changes in general economic conditions, inflation, levels of consumer confidence, employment and income levels, housing demand, availability of alternative forms of housing, availability of financing and the level and stability of interest rates. The Manufactured Housing Institute ("MHI") reported that during the period from 1983 to 1991, aggregate domestic shipments of manufactured homes declined 42.1% from 295,079 homes to 170,713 homes. According to industry statistics, after a ten-year low in shipments of homes in 1991, the industry recovered significantly, posting increases in shipments of 24%, 21%, 20%, 12% and 7% for 1992, 1993, 1994, 1995
and 1996, respectively. However, industry statistics reflect a decrease in home shipments of approximately 2.8% for 1997 when compared to 1996. The manufactured housing industry has, over the past several years, also experienced increases in both the number of retail dealers and manufacturing capacity, which the Company believes is currently resulting in slower retail turnover, higher dealer inventories, lower order backlogs and increased price competition.

Sales in the manufactured housing industry are also seasonal in nature, with sales of homes traditionally being stronger in April through October and weaker during the first and last part of the calendar year. While seasonality was not a significant factor in the Company's business during the period of 1992 through 1996 when industry shipments were steadily increasing, the recent decline in shipments may signal a return to the industry's traditional seasonal patterns.

The duration and extent of the recent decrease in home shipments and the tightening of competitive conditions, and their corresponding impact on the future results of operations and financial condition of the combined companies, is uncertain at this time. Furthermore, because of the cyclical and seasonal nature of the manufactured housing industry and the recent increase in competitive conditions, the Company can give no assurance that the industry is not entering a change in its cycle or returning to traditional seasonal patterns, either of which could have a material adverse effect on the Company's results of operations or financial condition. *

     Limitations on Ability to Pursue Growth Strategy

The Company's growth strategies are to (i) expand the financing activities of its finance subsidiary, CAC, (ii) develop its independent exclusive dealer network, (iii) expand its geographic presence and manufacturing capacity, (iv) develop the production and distribution of component parts for manufactured housing and (v) pursue additional acquisitions. Since 1991, the Company has expanded manufacturing capacity to meet the increase in demand for its manufactured homes. Downturns in shipments in the manufactured housing industry, or a decline in the demand or growth in demand for the Company's homes, could have a material adverse effect on the Company. The Company's ability to execute its strategy will depend on a number of factors, including general economic and industry conditions, its ability to sell to additional independent dealers, the availability of semi-skilled workers in the areas in which the Company's manufacturing facilities are located, the ability of CAC to be competitive and other factors, many of which are beyond the control of the Company. There can be no assurance that the Company's growth strategy will be successful. Further, if the Company's growth strategy is unsuccessful, there can be no assurance that such lack of success will not have a material adverse effect upon the Company's results of operations or financial condition. *

     Uncertainties Regarding Retail Financing Activities

The Company engages in the business of purchasing retail installment finance loans that have been originated by the Company's independent exclusive dealers. The Company maintains a reserve for estimated credit losses on installment sale contracts owned by CAC to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance. The establishment of appropriate reserves is an inherently uncertain process, and there can be no assurance that the ultimate losses realized by CAC will not exceed the Company's loss reserves and have a material adverse effect on the Company's results of operations and financial condition. * There also can be no assurance that volatility or a significant change in interest rates will not materially affect CAC's and the Company's business, results of operations or financial condition. *

The Company's strategy currently includes the continued expansion of the financial services segment of its business. Accordingly, the Company may incur additional debt, or other forms of financing, in order to continue to fund such growth. The Company may also engage in other transactions, such as selling or securitizing portions of its installment loan portfolio, that are designed to facilitate the ability of CAC to purchase and/or originate an increased volume of loans and to reduce the Company's exposure to interest rate fluctuations and installment loan losses. The Company has recently entered into such a transaction pursuant to the Retail Finance Agreement discussed above under "Retail Financing Activities" and on March 13, 1998, sold approximately $25 million of its loans. No assurance can be given that additional sales will indeed be made under this agreement, however, or that CAC and the Company will be able to realize the expected benefits from such agreement. Further, there can be no assurance that possible additional financing, or the aforementioned transactions involving the Company's installment loan portfolio, will be available on terms acceptable to the Company. * If they are not, the Company may be forced to curtail the expansion of its financial services business and to alter its strategies. *

     Limitations on Availability of Consumer and Dealer Financing

Consumer financing for manufactured home purchases is generally provided by third-party lenders. The availability and cost of financing for manufactured home purchasers and dealers is important to the Company's sales and is dependent on financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond the Company's control. In addition, in most states, manufactured homes are classified legally and by taxing authorities as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors may have a material adverse effect on the Company's results of operations or financial condition. *

     Potential Unavailability and Increases in Prices of Raw Materials

The Company's operating costs may be significantly affected by the availability and pricing of certain raw materials, particularly lumber, gypsum, particle board and insulation. Sudden increases in demand for these construction materials caused by natural disasters or other market forces can greatly increase the costs of materials or limit the availability of such materials. Increases in costs cannot always be reflected immediately in prices and, consequently, may adversely impact profitability. Further, a reduction in the availability of raw materials also may affect a company's ability to meet or maintain production requirements.

     Contingent Repurchase and Guaranty Obligations

It is a customary practice in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of the Company's sales are made to dealers located primarily in the southeast, southwest and midwest regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. The risk of loss under repurchase agreements is mitigated by the fact that (i) sales of manufactured homes are spread over a relatively large number of independent dealers; (ii) the price the Company is obligated to pay under such repurchase agreements generally declines over the period of the agreement and also declines during such period based on predetermined amounts; and (iii) the Company has been in many cases able to resell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. While the Company has established a reserve for possible repurchase losses, there can be no assurance that the Company will not incur material losses in excess of such reserves in the future. *

     Competitive Nature of the Industry

The production and sale of manufactured homes is a highly competitive industry, characterized by low barriers to entry and severe price competition. Competition is based primarily on price, product features and quality, reputation for service and quality, depth of field inventory, delivery capabilities, warranty repair service, dealer promotions, merchandising and terms of dealer and retail consumer financing. In addition, the Company competes with other manufacturers, some of which maintain their own retail sales centers, for quality independent dealers. In addition, manufactured homes compete with other forms of low-cost housing, including site-built, prefabricated and modular homes, apartments, townhouses and condominiums. The Company faces direct competition from numerous manufacturers, many of which possess greater financial, manufacturing, distribution and marketing resources. As a result of these competitive conditions, the Company may not be able to sustain past levels of sales or to continue its sales growth or profitability. *

     Reliance on Executive Officers

The success of the Company's business is highly dependent upon the personal efforts and abilities of the current executive officers of the Company. Specifically, the success of the Company is highly dependent on the efforts of its Chairman of the Board, Barry B. Donnell, its President and Chief Executive Officer, David A. Roberson, and its Vice President, Chief Financial Officer and Secretary-Treasurer, Michael R. Murphy. The loss of the services of one or more of these individuals could have a material adverse effect upon the Company's business. The Company does not have employment or non-competition agreements with any of its executive officers. The Company's continued growth, including the expansion of CAC's business, will depend upon its ability to attract and retain additional experienced management personnel.

     Dependence on Independent Dealers

The Company depends on independent dealers for substantially all retail sales of its manufactured homes. Typically only one dealer within a given market area distributes a particular product line of the Company. The Company's relationships with its dealers are cancelable on short notice by either party. The industry has recently been experiencing a trend of increasing competition for quality independent dealers, and many manufacturers, some of which had previously not owned their own retail sales centers, have begun aggressive programs to purchase independent dealers, including some of the Company's independent dealers, and/or establishing their own retail sales centers. While the Company believes that its relations with its independent dealers are generally good, there can be no assurance that the Company will be able to maintain these relations, that these dealers will continue to sell the Company's homes or that the Company will be able to attract and retain quality independent dealers. *

     Potential Adverse Effects of Regulations

The Company is subject to a variety of federal, state and local laws and regulations affecting the production, sale and financing of manufactured housing. The National Manufactured Home Construction and Safety Standards Act of 1974, as amended, and regulations promulgated by the U.S. Department of Housing and Urban Development ("HUD") thereunder, impose comprehensive national construction standards for manufactured homes and preempt conflicting state and local regulations. Failure to comply with such regulations could expose the Company to a wide variety of sanctions, including closing one or more manufacturing facilities. HUD has promulgated regulations with respect to structural design, wind loads and energy conservation. The Company's operations were not materially affected by the regulations; however, HUD has these matters under continuous review and it cannot be predicted what effect (if any) additional regulations promulgated by HUD would have on the Company or the manufactured housing industry as a whole. In addition, certain components of manufactured homes are subject to regulation by the U.S. Consumer Product Safety Commission. The Company's manufactured homes are also subject to local zoning and housing regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulation.

The Company is also subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on products. The description and substance of the Company's warranties are also subject to a variety of state laws and regulations.

A variety of federal laws affect the financing of manufactured homes, including the financing activities conducted by CAC. For a discussion of these regulations and certain risks associated with them, see discussion above under the heading "Regulation."

There can be no assurance that the Company will not be adversely affected by a failure to comply with any laws or regulations applicable to or affecting the Company. *

     Compliance with Environmental Laws

The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies and entities, to impose fines and penalties. The requirements of such laws and enforcement policies have generally become more strict in recent years. Accordingly, the Company can give no assurance that it will not be required to incur response costs, remediation expenses, fines, penalties or other similar damages, expenses or liabilities, or to incur operational shut-downs, business interruptions or similar losses, associated with compliance with environmental laws and enforcement policies that either individually or in the aggregate would have a material adverse effect on the Company's results of operations or financial condition.

     Litigation

For description of certain risk factors associated with litigation, see "Legal Proceedings", below.

     Volatility of Stock Price

The Company's Common Stock is traded on the NYSE. The market price of the Company's Common Stock may be subject to significant fluctuations in response to variations in the Company's operating results and other factors affecting the Company specifically and the stock market and the manufactured housing industry generally.

________________________________________
*  See Safe Harbor Statement on page 49.


ITEM 2.           PROPERTIES

The following table sets forth the location and approximate square footage for each principal facility of the Company, separated by segment, as of December 31, 1997. Except as indicated in footnotes to the table, all the facilities are owned by the Company.

                                                                                                     Approximate
           Location                                 Use (Number of Facilities)                      Square Footage

     Belmont Homes, Inc.
          Belmont Mississippi                      Manufacturing facilities (3)                         354,000
          Clarksdale, Mississippi                  Manufacturing facility (1)                            91,000
     Cavalier Homes of Alabama
          Addison, Alabama                         Manufacturing facilities (3)                         329,000 (1)
     Buccaneer Homes
          Hamiliton, Alabama                       Manufacturing facility (1)                           195,000
          Winfield, Alabama                        Manufacturing facilities (2)                         205,000 (5)
     Town & Country Homes
          Fort Worth, Texas                        Manufacturing facility (1)                           101,000 (2)
          Mineral Wells, Texas                     Manufacturing facility (1)                            81,000 (4)
          Graham, Texas                            Manufacturing facility (1)                           103,000 (6)


(continued)                                                                                          Approximate
                    Location                        Use (Number of Facilities)                      Square Footage
Manufacturing
     Spirit Homes, Inc.
          Conway, Arkansas                         Manufacturing facilities (2)                         220,000
          Bigelow, Arkansas                        Manufacturing facility (1)                            80,000
     Bellcrest Homes, Inc.
          Millen, Georgia                          Manufacturing facilities (2)                         164,000
     Brigadier Homes of North Carolina
          Nashville, North Carolina                Manufacturing facility (1)                           130,000
     Homestead Homes
          Cordele, Georgia                         Manufacturing facility (1)                           110,000
     Mansion Homes
          Robbins, North Carolina                  Manufacturing facility (1)                            99,000 (4)
     Riverchase Homes
          Haleyville, Alabama                      Manufacturing facility (1)                            78,000
     Astro Homes
          Shippenville, Pennsylvania               Manufacturing facility (1)                           134,000
     Quality Housing Supply, LLC
          Hamiliton, Alabama                       Manufacturing facility (1)                            50,000 (7)
          Winfield, Alabama                        Manufacturing facility (1)                            30,000 (2)
          Winfield, Alabama                        Distribution facility (1)                             48,000 (7)

Financial Services
          Hamilton, Alabama                        Administrative Office                                  7,000
          Haleyville, Alabama                      Administrative Office                                  1,000

General Corporate
          Addison, Alabama                         Administrative Office                                  8,000 (8)
          Wichita Falls, Texas                     Administrative Office                                  1,000 (3)

(1)  Lease expires on one facility in 1998 and one in 2001.
(2)  Lease expires in 1999.
(3)  Lease expires in 1998.
(4)  Lease expires in 2006.
(5)  Lease expires on one facility in 1999.
(6)  Lease expires in 2017.
(7)  Lease expires in 2000.
(8)  Lease expires in 2001.

In general, the manufacturing facilities are in good condition and are operated at capacities which range from approximately 57% to 95%, excluding the idle facility in Bigelow, Arkansas.

________________________________________
*  See Safe Harbor Statement on page 49.


ITEM 3.           LEGAL PROCEEDINGS

The Company and its subsidiaries are engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and its subsidiaries and companies engaged in businesses similar to it allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Courts have certified several of these types of cases as class actions recently, and many of these types of cases have resulted in large damage awards, especially large punitive damage awards. The outcome of many of the cases in which the Company is involved or may in the future become involved cannot be predicted with any degree of reliability, and the potential exists for unanticipated material adverse judgments against the Company and its respective subsidiaries.

In addition, a suit has been filed by three former shareholders (the "Plaintiffs") of Belmont Homes, Inc., an Alabama corporation which originally owned the initial Belmont manufacturing facility ("BHIA"), in the Circuit Court of Madison County, Alabama (Case Number CV 97-2297) against BHIA, Belmont (as a successor in interest of BHIA), certain other corporate entities (collectively, the "Other Corporations"), the Estate of Jerold Kennedy (the former President and Chief Executive Officer of Belmont), J. M. Page, and certain other unnamed and unidentified individual officers, employees, agents and directors of BHIA, Belmont and the Other Corporations, alleging breach of fiduciary duties, misrepresentation, deceit, suppression and civil conspiracy. The Plaintiffs state that they owned a majority of the stock in BHIA and sold such stock in February of 1989. In addition to certain other allegations, the Plaintiffs claim that Mr. Kennedy, along with others who allegedly conspired with him, misrepresented and omitted certain facts to them regarding his attempts to hire a production manager, that Belmont later hired the production manager, and that the Plaintiffs would not have sold their stock in BHIA in the absence of these alleged misrepresentations and omissions. In their complaint, the Plaintiffs request an unspecified amount of compensatory and punitive damages and/or equitable relief, including a constructive trust. The Company is aware that these same plaintiffs have also filed a separate claim against the Estate of Mr. Kennedy in the probate court of Franklin County, Alabama (Case Number 97-051), alleging essentially the same facts and seeking substantial compensatory damages and punitive damages and a constructive trust over the stock in the various Belmont entities owned by Mr. Kennedy's estate. The Company believes that the Plaintiffs' claims against Belmont are without merit and intends to vigorously contest such claims. The outcome of this litigation and its effect on the Company cannot presently be determined, however, and the possibility exists for an adverse resolution of the litigation which could have a material adverse effect on the results of operations and financial condition of the Company in the quarter and year in which any such adverse resolution occurs. *

________________________________________
*  See Safe Harbor Statement on page 49.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 31, 1997, the Company held a Special Meeting of Stockholders to vote on a proposal for the share issuance of Cavalier common stock pursuant to the Agreement and Plan of Merger, dated as of August 14, 1997, as amended, by and among Cavalier Homes, Inc., Belmont Homes, Inc. and Crimson Acquisition Corp., a wholly-owned subsidiary of Cavalier. The results of the vote were as follows:

            Votes                                           Number
            Votes For                                    7,233,696
            Votes Against                                  153,490
            Votes Withheld / Abstentions                    51,076
            Nonvotes                                             0

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK
                  HOLDER MATTERS

The Company's common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "CAV". The following table sets forth, for each of the periods indicated, the reported high and low closing sale prices per share on the NYSE for the Company's common stock and the cash dividends paid per share in such periods. The amounts have been adjusted for all stock splits through November of 1996. All adjusted prices of the Company's common stock have been rounded to the nearest one-eighth of one dollar.

                                       Closing Sales Price
                                 ----------------------------
                                      High           Low          Dividends
                                 ------------   -------------   -------------
   Year ended December 31, 1997
        Fourth Quarter               10  7/8          9  1/4        $ 0.018
        Third Quarter                11  1/2          9  1/2          0.019
        Second Quarter               11  7/8          9  3/8          0.019
        First Quarter                12  1/4          9  3/4          0.018

   Year ended December 31, 1996
        Fourth Quarter               17  3/8         10  1/2        $ 0.018
        Third Quarter                19  1/8         12  7/8          0.015
        Second Quarter               18  3/4         12  1/8          0.014
        First Quarter                12  3/8          9  3/8          0.014


As of March 23, 1998, the Company had approximately 360 shareholders of record and 8,400 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.

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

________________________________________
*  See Safe Harbor Statement on page 49.



ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The statement of income data, the balance sheet data, and other data of the Company for each of the five years ended December 31, 1997, have been derived from the consolidated financial statements of the Company. The Company's audited financial statements as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, including the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) and the other financial information contained elsewhere in this report, and with the Company's consolidated financial statements and the notes thereto appearing in the Company's previously filed Annual Reports on Form 10-K.


                                                             Year Ended December 31,
                                    ---------------------------------------------------------------------------
                                        1997           1996            1995           1994            1993
                                    -------------  --------------  -------------  --------------  -------------
                                                     (in thousands, except per share amounts)
Statement of Income Data

Revenues:
     Net sales                      $    555,842   $     573,838   $    420,790   $     312,268   $    225,700
     Financial services                    5,346           3,333          1,764             703            230
                                    -------------  --------------  -------------  --------------  -------------

     Total revenues                      561,188         577,171        422,554         312,971        225,930

Cost of sales                            466,749         482,302        354,811         265,943        193,411
Selling, general and administrative       69,999          54,022         39,035          28,109         20,847
Non-recurring merger and related
  costs                                    7,359
                                    -------------  --------------  -------------  --------------  -------------

Operating profit                          17,081          40,847         28,708          18,919         11,672
Life insurance proceeds                    1,500           1,750
Other income (expense) - net                (242)          1,589             90            (612)          (813)
                                    -------------  --------------  -------------  --------------  -------------

Income before taxes                 $     18,339   $      44,186   $     28,798   $      18,307   $     10,859
                                    =============  ==============  =============  ==============  =============

Net income                          $     10,247   $      27,479   $     17,630   $      11,458   $      6,642
                                    =============  ==============  =============  ==============  =============

Basic net income per share 1        $        .52   $        1.42   $       1.06   $         .83   $        .55
                                    =============  ==============  =============  ==============  =============

Diluted net income per share 1      $        .51   $        1.39   $       1.03   $         .82   $        .54
                                    =============  ==============  =============  ==============  =============

Cash dividend per share 1           $       .073   $        .061   $       .036   $        .021   $       .018
                                    =============  ==============  =============  ==============  =============
Weighted average number of shares
     outstanding 1                        19,835          19,363         16,630          13,824         12,084
                                    =============  ==============  =============  ==============  =============
Weighted average number of shares
     outstanding, assuming                20,028          19,799         17,057          14,036         12,292
     dilution 1                     =============  ==============  =============  ==============  =============

Other Data

Capital expenditures                $     10,186   $      16,106   $     13,482   $       7,665   $      4,747
                                    =============  ==============  =============  ==============  =============

                                                                   December 31,
                                    ---------------------------------------------------------------------------
                                        1997           1996            1995           1994            1993
                                    -------------  --------------  -------------  --------------  -------------
Balance Sheet Data

Working capital                     $     28,484   $      24,746   $     22,157   $      18,095   $      6,217
Total assets                        $    211,554   $     196,387   $    132,694   $      86,859   $     48,222
Long-term debt                      $     15,808   $       6,227   $     11,233   $      13,057   $     10,878
Stockholders' equity                $    133,551   $     122,652   $     75,119   $      41,767   $     15,560

1 All per share data has been adjusted for all stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The principal business of the Company since its inception in 1984 has been the design, production and sale of manufactured homes. In the first quarter of 1992, the Company, through its wholly owned subsidiary, CAC, commenced retail installment sale financing operations, and by the end of 1993, these operations had become significant enough to require segment reporting by the Company.

Effective December 31, 1997, the Company completed a merger (the "Merger") involving Belmont Homes, Inc. ("Belmont"), whose shares were traded on The Nasdaq National Market under the symbol "BHIX". In the Merger, Belmont became a wholly owned subsidiary of the Company, and each Belmont share issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive 0.80 shares of the common stock of Cavalier. The Company issued 7,555,121 shares of its common stock in the Merger in exchange for the outstanding shares of Belmont common stock. The Merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the financial position, results of operations and cash flows of Belmont for all periods presented. The information herein is presented on a combined basis.

The Company's business is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. According to the Manufactured Housing Institute ("MHI"), the manufactured housing industry posted gains in shipments from 1992 through 1996, with approximate total annual shipments of 211,000 (1992) increasing to 363,000
(1996), and with the greatest gains occurring in the southeastern United States.

The Company conducts a substantial portion of its business in the southeastern United States and attributes past years' strong shipment growth to a reduction of alternative housing, increased availability of retail financing, increased consumer confidence and continuing strength in the national economy. However, the manufactured housing industry has, over the past several years, also experienced increases in both the number of retail dealers and manufacturing capacity, which the Company believes is currently resulting in slower retail turnover, higher dealer inventories, lower order backlogs and increased price competition. According to MHI, industry statistics reflect a decrease in home shipments of 2.8% in 1997 as compared to 1996, with approximate shipments of 353,000 (1997) compared to 363,000 (1996), and with large declines occurring in Alabama, Mississippi and South Carolina, all substantial markets for the Company. It is possible that these developments may signal a return to seasonality in the Company's manufacturing business, which was not a significant factor during the period from 1992 through 1996, with sales of homes being stronger in April through October and weaker during the first and last part of the calendar year. * It is also possible that these developments could mean that the industry is entering a downturn in its cycle. * The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors will have on the Company's future sales and earnings. *

Over the last several years, the Company has increased its production capacity to take advantage of the growth being experienced in the industry until recently, increasing the number of operating manufacturing facilities from four at the end of 1992 to twenty-two at December 31, 1997. The fourteenth manufacturing facility was acquired in June 1997, when the Company purchased substantially all of the assets and assumed certain existing liabilities of Pacer Homes, Inc., a manufacturer in Texas. Eight operating home manufacturing facilities (two in Georgia, four in Mississippi and two in Arkansas) were added with the Belmont Merger.

Results of Operations

The following tables summarize, for the periods and dates indicated, certain financial, operating and balance sheet data including, as applicable, the percentage of net sales or total revenue:

STATEMENT OF INCOME SUMMARY                                            For the Year Ended December 31,
                                        -------------------------------------------------------------------------------------------
(Dollars in Thousands)                             1997                             1996                           1995
                                        ----------------------------    -----------------------------   ---------------------------
Net Sales                                $  555,842        100.0%      $    573,838         100.0%      $   420,790         100.0%
Cost of Sales                               466,749         84.0%           482,302          84.0%          354,811          84.3%
                                        ------------  ------------     -------------  -------------     ------------  ------------

     Gross Profit on Sales               $   89,093         16.0%      $     91,536          16.0%      $    65,979          15.7%
                                        ============                   =============                    ============

Net Sales                                $  555,842                    $    573,838                     $   420,790
Financial Services                            5,346                           3,333                           1,764
                                        ------------                   -------------                    ------------

     Total Revenue                       $  561,188        100.0%      $    577,171         100.0%      $   422,554         100.0%
                                        ============                   =============                    ============
Selling, General and Administrative      $   69,999         12.5%      $     54,022           9.4%      $    39,035           9.2%
Non-recurring Merger and Related Costs   $    7,359          1.3%
Operating Profit                         $   17,081          3.0%      $     40,847           7.1%      $    28,708           6.8%
Other Income (Expense)                   $    1,258          0.2%      $      3,339           0.6%      $        90           0.0%
Net Income                               $   10,247          1.8%      $     27,479           4.8%      $    17,630           4.2%

OPERATING DATA SUMMARY                          For the Year Ended December 31,
                                        ---------------------------------------------
(Dollars in Thousands)                       1997           1996              1995
                                        -------------   --------------   ------------

Installment Loan Purchases              $    18,013    $    19,932       $   10,721
Capital Expenditures                    $    10,186    $    16,106       $   13,482
Home Shipments                               23,602         25,652           19,667
Floor Shipments                              33,646         34,581           25,717
Independent Exclusive Dealers                   132            115               93
Home Manufacturing Facilities                    22             24               16

BALANCE SHEET SUMMARY                             Balances as of December 31,
                                        ---------------------------------------------
(Dollars in Thousands)                       1997           1996              1995
                                        -------------   -------------    ------------

Cash and Cash Equivalents               $    37,276     $    29,751     $    23,060
Working Capital                         $    28,484     $    24,746     $    22,157
Current Ratio                              1.5 to 1        1.4 to 1        1.5 to 1
Long-Term Debt                          $    15,808     $     6,227     $    11,233
Ratio of Long-Term Debt to Equity            1 to 8         1 to 20          1 to 7
Installment Loan Portfolio              $    49,146     $    36,425     $    19,209



Net Sales. Net sales for 1997 as compared to 1996 decreased by 3%, or $18 million, with home shipments declining by 8%. However, sales of multi-section homes increased during the year, resulting in only a 3% decline in the number of floors sold. The Company believes the decline in net sales is primarily attributable to increased competition in the industry related to an increase in manufacturing capacity, higher dealer inventories and slower retail inventory turnover. Net sales for 1997 included approximately $51 million from Bellcrest Homes, Inc. ("Bellcrest"), which was acquired by Belmont in October 1996.

Net sales for 1996 increased $153 million, or 36%, as compared to 1995, while shipments of homes rose 30% and shipments of floors increased by 34%. The Company believes that the increase in net sales for the period primarily resulted from continuing improvement in industry conditions, combined with the increase in manufacturing facilities and a shift in product mix toward multi-section homes. Net sales for 1996 included approximately $65 million from Spirit Homes, Inc., which was acquired by Belmont in October 1995.

Actual shipments of homes during the three years ended December 31, 1997, 1996 and 1995 were 23,602, 25,652 and 19,667, respectively. During the three-year period ended December 31, 1997, the average price of homes sold rose to $23,600 in 1997 from $22,400 (1996) and $21,400 (1995). The increase in the average selling price was primarily due to price increases instituted by the Company during all three years associated with rising prices in raw materials and an increase in the shipment of multi-section homes. During the three-year period, the percentage of multi-section homes sold was 42%, 35% and 31% of total homes sold in 1997, 1996 and 1995, respectively.

Gross Profit on Sales. Gross profit on sales is derived by deducting cost of sales from net sales. Gross profit on sales for the three years ended December 31, 1997, 1996 and 1995 was $89.1, $91.5 and $66.0 million, respectively. Gross profit for 1997 was negatively impacted by a reduction in net sales and $0.8 million charged to warranty expense in connection with conforming Belmont's contractual warranty arrangements to Cavalier's. The increase in gross profit on sales from 1995 to 1996 was primarily attributable to increased sales volume due to industry growth and the Company's increased number of manufacturing facilities. Gross profit as a percentage of net sales has remained relatively stable at 16.0%, 16.0% and 15.7% for the years ended December 31, 1997, 1996 and 1995, respectively

Financial Services Revenue. Financial services revenue is derived primarily from interest on installment sale contracts held by CAC and the sale of commissioned insurance products by the Company's wholly owned insurance agency, Quality Certified Insurance Services, Inc. ("QCIS"). Financial services revenue for the years ended December 31, 1997, 1996 and 1995 was approximately $5.3, $3.3 and $1.8 million, respectively. The increase in financial services revenue was due to the continued growth in the Company's loan portfolio to $49, $36 and $19 million at the end of 1997, 1996 and 1995, respectively.

Selling, General and Administrative. Selling, general and administrative expenses during the three years ended December 31, 1997, 1996 and 1995 were $70, $54 and $39 million, respectively, and as a percentage of total revenue was 12.5%, 9.4% and 9.2% for the years ended December 31, 1997, 1996 and 1995, respectively. During 1997, selling, general and administrative expense increased $16 million as compared to 1996 due primarily to the costs related to new or expanded manufacturing facilities of $9.1 million, a $1.9 million increase in selling and administrative salaries and commissions, a $1.1 million increase in CAC's administrative costs consistent with its growth and expenses related to the Company's expanded marketing programs of $0.9 million, partially offset by a reduction in executive incentive compensation of $1.5 million. Additionally, the Company charged to selling, general and administrative expense $0.3 million in connection with conforming Belmont's contractual repurchase arrangements to its own. Selling, general and administrative expense increased $15 million from 1995 to 1996 due in part to the costs related to new or expanded manufacturing facilities of $10.5 million and a $1 million increase in CAC's administrative costs consistent with its growth.

Non-recurring Merger and Related Costs. In connection with the Belmont Merger, the Company recorded charges of $7.4 million in the quarter ended December 31, 1997. These charges were non-recurring and included $2.5 million from the earn-out provision contained in the Stock Purchase Agreement between Belmont and the shareholders of Bellcrest, $0.9 million for severance costs associated with the consolidation of certain administrative functions, $3.1 million for printing, investment banking, legal, accounting and other fees and $0.9 million for other costs associated with combining and realigning the operations of the two companies.

Operating Profit. Operating profit is derived by deducting cost of sales, selling, general and administrative expense and non-recurring merger and related costs from total revenue. Operating profit declined from 1996 to 1997 primarily due to the reduction in net sales, the increase in costs associated with new or expanded manufacturing facilities of $9.1 million and the non-recurring merger and related costs associated with the Belmont Merger of $7.4 million, offset by a $2.2 million increase in operating profit of the financial services business. The increase in operating profit from 1995 to 1996 is consistent with the increase in net sales during the period.

Other Income (Expense):

Interest Expense. Manufacturing interest expense for 1997 increased by $0.3 million as compared to 1996 due primarily to additional borrowings to support the purchase of Bellcrest, which debt was paid in full in September 1997, and interest on two new industrial development bond issues. Manufacturing interest expense for 1996 declined by $0.5 million as compared to 1995 due primarily to the effect of debt reduction from the use of proceeds of Belmont's public offering of stock in January 1996. The increase in financial services interest expense for 1997 of $0.3 million as compared to 1996 reflects the additional borrowings incurred to support the level of purchases of retail installment sales contracts by CAC.

Life Insurance Proceeds. The Company experienced non-recurring gains on life insurance proceeds during 1996 of $1.75 million as a result of the death of Cavalier's President and Chief Executive Officer, Jerry F. Wilson, and during 1997 of $1.5 million as a result of the death of Belmont's President and Chief Executive Officer, Jerold Kennedy.

Other, Net. Other, net, during the years ended December 31, 1997, 1996 and 1995 was $1.3, $2.4 and $1.4 million, respectively. Other, net, is primarily comprised of interest income (unrelated to financial services), gains or losses on sales of assets, equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. The decline of $1.2 million in 1997 as compared to 1996 was primarily due to a $0.3 million loss on property disposals recorded in 1997 in connection with the closing of a leased facility and a $0.4 million decline in equity earnings. The increase in other, net, of $1.0 million in 1996 as compared to 1995 was mainly due to a $0.5 million increase in gain on sales of investments.

Net Income. Net income declined from 1996 to 1997 primarily due to the reduction in net sales, the increase in certain selling, general and administrative expenses and the non-recurring charges associated with the Belmont Merger of $1.1 million recorded in connection with conforming Belmont's contractual warranty and repurchase arrangements to Cavalier's and $7.4 million of non-recurring merger and related costs (a total of $6.5 million net of taxes). The increase in net income from 1995 to 1996 is consistent with the increase in net sales during the period.

Financial Services. The Company purchases qualifying retail installment sales contracts for manufactured homes sold through the Company's independent exclusive dealer network and sells various commissioned insurance products through CAC and QCIS, respectively. The following table summarizes the operations of CAC and QCIS:


                                                           For the Year Ended December 31,
                                                   ---------------------------------------------
(Dollars in Thousands)                                1997            1996             1995
                                                   ---------------------------------------------

Installment Loan Portfolio                       $      49,146 $        36,425   $       19,209
Installment Loan Purchases                       $      18,013 $        19,932   $       10,721
Financial Services Revenues - CAC                $       4,849 $         2,991   $        1,682
Financial Services Revenues - QCIS               $         497 $           342   $           82
Principal Collections                            $       5,293 $         2,716   $        1,337
Number of Loans Outstanding                              1,712           1,292              758
Weighted Average Interest Rate                            10.9%           10.9%            11.3%


During the three years ended December 31, 1997, 1996 and 1995, CAC purchased contracts totaling $18.0, $19.9 and $10.7 million, respectively, and collected principal amounts under such installment contracts of $5.3, $2.7 and $1.3 million, respectively. At the end of 1997, 1996 and 1995, CAC held $49.1, $36.4 and $19.2 million of installment contracts receivable, respectively, and had established allowances for credit losses of $1.3, $0.9 and $0.6 million, respectively.

Since its inception, CAC has been restricted in the amounts of loans it could purchase based on restricted underwriting standards, the availability of working capital and funds borrowed under its credit line with its primary lender. In February 1998, CAC entered into an agreement (the "Retail Finance Agreement"), with another lender providing for the periodic resale of a portion of CAC's loans that meet established criteria. On March 13, 1998, CAC sold loans to this lender having an outstanding principal amount of approximately $25 million for cash in the approximate amount of $26 million, of which $14 million was used to retire debt. The effect of this transaction on net income would be to reduce the amount of financial services revenue for interest income on this portion of the portfolio, offset by reduced interest expense on retired debt and earnings on the remaining proceeds. The Company believes the periodic sale of installment contracts receivable under the Retail Finance Agreement will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CAC to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under this agreement, or that CAC and the Company will be able to realize the expected benefits from such agreement. *

Liquidity and Capital Resources

As of December 31, 1997, 1996 and 1995, the Company had working capital of $28.5, $24.7 and $22.2 million, respectively. The 1997 working capital increase of $3.8 million was due primarily to net long-term borrowings of $2.8 million, $2.1 million proceeds from the sale of common stock, installment loan collections of $5.3 million and net cash provided by operating activities of $23.2 million for the year, reduced by $10.2 million in capital expenditures and $18.0 million in installment loan purchases. Working capital during 1996 increased $2.5 million due primarily to net cash provided by operating activities of $33.7 million, $2.7 million in installment loan collections, $12.0 million of proceeds from the sale of common stock and $4.5 million from the exercise of stock options, reduced by capital expenditures of $16.1 million, installment loan purchases of $19.9 million, net long-term debt repayments of $3.0 million and $8.5 million for the purchase of Bellcrest. Capital expenditures included normal property, plant and equipment additions and replacements. In addition to the Bellcrest purchase, the Company opened four additional facilities in 1996, one each located in Mineral Wells, Texas and Hamilton, Alabama, and two in Conway, Arkansas. During 1997, the Company acquired a facility in Graham, Texas.

The ratio of current assets to current liabilities for the three years ended December 31, 1997, 1996, and 1995 was 1.5 to 1, 1.4 to 1 and 1.5 to 1,
respectively.

The Company entered into a credit agreement (the "Credit Facility") with its primary lender in February 1994 and later amended it in March of 1996. The facility presently consists of a $23 million revolving, warehouse and term-loan agreement. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5 million. Interest is payable under the revolving line of credit at the bank's prime rate. The warehouse and term-loan agreements contained in the Credit Facility provide for borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $18 million. Interest on the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 2%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus .75%. The warehouse component of the Credit Facility provides for borrowings of up to $2 million with interest payable at the bank's prime rate plus 1%. Under the Credit Facility, $12.7 million was outstanding at December 31, 1997, and $3.9 million was outstanding at December 31, 1996. The Credit Facility contains certain restrictive covenants which limit, among other things, the Company's ability to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1 million without written notice to the lender, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $2.5 million and (iv) make capital expenditures in excess of $6 million. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $3.5 million), tangible net worth (which must increase at least $2 million per year, subject to a carryover for increases in excess of $2 million in the prior year), debt to equity ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.5 to 1). The Credit Facility also requires CAC to comply with certain specified restrictions and financial covenants.

The Company has received a commitment from its primary lender for a two-year renewal amendment to the Credit Facility, which currently expires in April 1998, providing for borrowings of up to $35 million. The renewal provides for a revolving line of credit with a maximum of $10 million (an increase from $5 million) and a warehouse line of $25 million (an increase from $18 million) and includes a fixed rate term-loan feature. The Company currently does not expect a material change to the restrictive and financial covenants included in the Credit Facility. *

The Company's growth strategy currently includes the continued expansion of financial services, component supply operations, and its independent dealer network and the pursuit of additional acquisitions. The Company may also utilize funds in the acquisition or establishment of retail sales centers. Accordingly, it is likely that the Company will incur additional debt, or other forms of financing, in order to continue to fund the pursuit of such growth strategies. * The Company currently believes existing cash and investment balances (which include proceeds from the sale of a portion of its installment loan portfolio described above) and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund the Company's operations and plans for the next twelve months. * In order to provide additional funds for continued pursuit of the Company's growth strategies and for operations, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. * The Company may continue to engage in other transactions, such as selling or securitizing all or portions of its installment loan portfolio, that are designed to facilitate the ability of the Company to originate an increased volume of loans and to reduce the Company's exposure to interest rate fluctuations. * The Company has recently entered into such a transaction pursuant to the Retail Finance Agreement described above under "Results of Operations--Financial Services." There can be no assurance that such possible additional financing, or the aforementioned potential transactions involving the Company's installment loan portfolio, will be available on terms acceptable to the Company. It is possible that a future lack of financing or a prolonged downturn in industry conditions could cause the Company to curtail the expansion of financial services or otherwise alter its growth strategies. *

Impact of Inflation

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

In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The adoption of the provisions of this Statement is expected to result only in increased disclosures on segment information and will not impact the amounts in the financial statements.

Year 2000 Compliance

The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a 2 digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

The Company has identified all significant applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company plans on completing the testing process of all significant applications by December 31, 1998. In addition, the Company has initiated communcations with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues.

The total cost to the Company of these Year 2000 Compliance activities is not expected to exceed $0.3 million in any given year. * These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans.

________________________________________
*  See Safe Harbor Statement on page 49.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

The table contained on the following page sets forth certain unaudited quarterly financial data for the two years ended December 31, 1997 and 1996. The Company believes that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with generally accepted accounting principles. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period.


                                      Fourth Quarter   Third Quarter      Second Quarter     First Quarter          Total
                                    -----------------  --------------    -----------------  ------------------  -------------
                                                            (in thousands, except per share amounts)
1997
Revenues:
        Net sales                        $ 131,865         $ 138,276          $ 159,629          $ 126,072          $ 555,842
        Financial services                   1,526             1,382              1,296             1,142              5,346

                                    ---------------    --------------    ---------------   ---------------    ---------------
        Total revenues                     133,391           139,658            160,925           127,214            561,188

Gross profit                                22,985            23,598             26,662            21,194             94,439
Net income                                  (4,165) b          3,639              6,880 a           3,893             10,247 a,b
Basic net income per share                    (.21) b            .18                .35 a             .20                .52 a,b
Diluted net income per share                  (.21) b            .18                .34 a             .19                .51 a,b


1996
Revenues:
        Net sales                        $ 152,436         $ 145,264          $ 151,065         $ 125,073          $ 573,838
        Financial services                   1,074               867                772               620              3,333

                                    ---------------    --------------    ---------------   ---------------    ---------------
        Total revenues                     153,510           146,131            151,837           125,693            577,171

Gross profit                                25,098            24,341             24,980            20,450             94,869
Net income                                   7,938  c          6,964              7,064             5,513             27,479  c
Basic net income per share       d             .40  c            .35                .37               .30               1.42  c
Diluted net income per share     d             .40  c            .35                .36               .29               1.39  c



        The sum of quarterly amounts may not equal the annual amounts due to rounding.
   a    Includes a non-recurring gain of $1,500 or $.08 per share Basic, and $.07 Diluted from life insurance proceeds.
   b    Includes non-recurring charges of $8,447, comprised of $1,088 recorded in connection with conforming Belmont's contractual warranty and repurchase arrangements to Cavalier's and $7,359 of non-recurring merger and related costs ($6,526 net of taxes, or $.33 per share Basic and Diluted.)
   c    Includes a non-recurring gain of $1,750 or $.09 per share Basic and Diluted from life insurance proceeds.
   d    Adjusted for all applicable stock splits.



Prior amounts have been restated due to the December 31, 1997 Belmont Merger, which was accounted for as a pooling of interests. Previously reported amounts for the individual companys' net sales, total revenues and gross profit have been adjusted for the effect of former equity investments in unconsolidated joint ventures which are now consolidated subsidiaries and for reclassification of certain Belmont amounts to conform to Cavalier's presentation.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Index to Consolidated Financial Statements and Schedule

                                                                    Page Numbers

Independent Auditor's Report                                             24


Consolidated Balance Sheets                                              25


Consolidated Statements of Income                                        27


Consolidated Statements of Stockholders' Equity                          28


Consolidated Statements of Cash Flows                                    29


Notes to Consolidated Financial Statements                               30


Schedule -

         II - Valuation and Qualifying Accounts                          43




Schedules I, III, IV and V have been omitted because they are either not required or are inapplicable.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Cavalier Homes, Inc.:

We have audited the consolidated balance sheets of Cavalier Homes, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements give retroactive effect to the merger of the Company and Belmont Homes, Inc., which has been accounted for as a pooling of interests as described in Note 1 to the consolidated financial statements. We did not audit the consolidated balance sheet of Belmont Homes, Inc. as of December 31, 1996, or the related consolidated statements of income, stockholders' equity, and cash flows of Belmont Homes, Inc. for the years ended December 31, 1996 and 1995, which statements reflect total assets of $79,355,000 as of December 31, 1996, and total revenues of $227,817,000 and $148,304,000 for the years ended December 31, 1996 and 1995, respectively. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Belmont Homes, Inc. for 1996 and 1995, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cavalier Homes, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
-------------------------

Birmingham, Alabama
February 17, 1998 (March 13, 1998 as to the amendment to the Credit Facility described in Note 5)

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                                   1997              1996
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                   $    37,276       $    29,751
  Certificates of deposit, maturing within one year                                                 4,000             8,243
  Marketable securities available for sale                                                                            1,097
  Accounts receivable, less allowance for losses of
    $1,175 (1997) and $837 (1996) (Notes 5 and 10)                                                  8,449            11,361
  Notes and installment contracts receivable - current
    (Notes 4 and 5)                                                                                 1,561             1,086
  Inventories (Note 5)                                                                             29,697            28,172
  Deferred income taxes (Note 8)                                                                    7,240             6,482
  Other current assets                                                                              1,292             3,390
                                                                                               -----------       ----------
           Total current assets                                                                    89,515            89,582
                                                                                               -----------       ----------

PROPERTY, PLANT AND EQUIPMENT (Note 5):
  Land                                                                                              2,159             1,921
  Buildings and improvements                                                                       37,011            30,726
  Machinery and equipment                                                                          32,213            29,255
                                                                                               -----------       ----------
                                                                                                   71,383            61,902
  Less accumulated depreciation and amortization                                                   17,949            12,048
                                                                                               -----------       ----------
           Total property, plant and equipment, net                                                53,434            49,854
                                                                                               -----------       ----------

INSTALLMENT CONTRACTS RECEIVABLE, less
  allowance for credit losses of $1,272 (1997) and
  $941 (1996) (Notes 4 and 5)                                                                      46,614            34,504
                                                                                               -----------       ----------

GOODWILL, less accumulated amortization
   of $3,102 (1997) and $1,947 (1996) (Note 3)                                                     19,551            20,706
                                                                                               -----------       ----------


OTHER ASSETS                                                                                        2,440             1,741
                                                                                               -----------       ----------

TOTAL                                                                                          $  211,554        $  196,387
                                                                                               ===========       ==========

See notes to consolidated financial statements.


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1996
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                                     1997               1996
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt (Note 5)                                                     $   3,271          $  10,046
  Accounts payable                                                                                   9,575             12,063
  Amounts payable under dealer incentive programs                                                   14,614             13,853
  Accrued compensation and related withholdings                                                      4,294              6,037
  Estimated warranties                                                                              11,700             10,566
  Accrued merger and related costs (Note 1)                                                          5,178
  Other accrued expenses                                                                            12,399             12,271
                                                                                                  ---------          --------
           Total current liabilities                                                                61,031             64,836
                                                                                                  ---------          --------

DEFERRED INCOME TAXES (Note 8)                                                                         297              1,942
                                                                                                  ---------          --------

LONG-TERM DEBT (Note 5)                                                                             15,808              6,227
                                                                                                  ---------          --------

OTHER LONG-TERM LIABILITIES                                                                            867                730
                                                                                                  ---------          --------

STOCKHOLDERS' EQUITY (Notes 5, 6 and 7):
  Series A Junior Participating  Preferred Stock, $.01 par value; 200,000 shares authorized, none issued
  Preferred stock, $.01 par value; 300,000 shares authorized, none issued
  Common stock, $.10 par value; authorized 50,000,000 shares,
    issued 19,941,357 (1997) and 19,742,328 (1996) shares                                            1,994              1,974
  Additional paid-in capital                                                                        57,228             55,126
  Retained earnings                                                                                 74,329             65,552
                                                                                                 ----------         ---------

           Total stockholders' equity                                                              133,551            122,652
                                                                                                 ----------         ---------

TOTAL                                                                                            $ 211,554          $ 196,387
                                                                                                 ==========         =========


See notes to consolidated financial statements.


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                            1997                 1996                1995

REVENUES:
  Net sales                                                         $        555,842     $        573,838    $        420,790
  Financial services                                                           5,346                3,333               1,764
                                                                    ----------------     ----------------    ----------------
                                                                             561,188              577,171             422,554
                                                                    ----------------     ----------------    ----------------

COST OF SALES (Note 10)                                                      466,749              482,302             354,811

SELLING, GENERAL AND ADMINISTRATIVE (Notes 7 and 9):
  Manufacturing                                                               66,825               51,946              37,909
  Financial services                                                           3,174                2,076               1,126

NON-RECURRING MERGER AND RELATED COSTS (Note 1)                                7,359
                                                                    ----------------     ----------------    ----------------

                                                                             544,107              536,324             393,846
                                                                    ----------------     ----------------    ----------------

OPERATING PROFIT                                                              17,081               40,847              28,708
                                                                    ----------------     ----------------    ----------------

OTHER INCOME (EXPENSE):
  Interest expense:
    Manufacturing                                                               (699)                (353)               (832)
    Financial services                                                          (812)                (492)               (501)
  Life insurance proceeds                                                      1,500                1,750
  Other, net                                                                   1,269                2,434               1,423
                                                                    ----------------     ----------------    ----------------
                                                                               1,258               3,339                  90
                                                                    ----------------     ----------------    ----------------

INCOME BEFORE INCOME TAXES                                                    18,339               44,186              28,798

INCOME TAXES (Note 8)                                                          8,092               16,707              11,168
                                                                    ----------------     ----------------    ----------------

NET INCOME                                                          $         10,247     $         27,479     $        17,630
                                                                    ================     ================    ================

BASIC NET INCOME PER SHARE (Notes 2 and 6)                          $           0.52     $           1.42    $           1.06
                                                                    ================     ================    ================

DILUTED NET INCOME PER
  SHARE (Notes 2 and 6)                                             $           0.51     $           1.39    $           1.03
                                                                    ================     ================    ================

WEIGHTED AVERAGE SHARES
  OUTSTANDING (Notes 2 and 6)                                             19,834,942           19,362,944          16,629,523
                                                                    ================     ================    ================

WEIGHTED AVERAGE SHARES OUTSTANDING,
   ASSUMING DILUTION (Notes 2 and 6)                                      20,028,181           19,799,492          17,056,945
                                                                    ================     ================    ================


See notes to consolidated financial statements.


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                                                                                      Treasury
                                                                         Additional                  Stock - At
                                                             Common       Paid-in       Retained       Average
                                                              Stock       Capital       Earnings        Cost          Total

BALANCE, JANUARY 1, 1995                                 $    1,663    $   17,719      $  22,435     $    (50)     $  41,767
  Sale of common stock to public                                157        15,126                                     15,283
  Treasury stock reissued and common stock issued
    in connection with a purchase option                          1           413                          50            464
  Stock options exercised (Note 7)                                9           689                                        698
  Income tax benefits attributable to exercise
    of stock options (Note 7)                                                 281                                        281
  Other                                                                      (215)                                      (215)
  Cash dividends paid ($.04 per share)                                                      (637)                       (637)
  Dividends on preferred stock                                                              (152)                       (152)
  Net income                                                                              17,630                      17,630
                                                         ----------    ----------      ----------      ----------  ----------

BALANCE, DECEMBER 31, 1995                                    1,830        34,013         39,276      $     -         75,119
  Sale of common stock to public                                 64        11,661                     ===========     11,725
  Stock options exercised (Note 7)                               73         4,419                                      4,492
  Income tax benefits attributable to exercise of
    stock options (Note 7)                                                  3,692                                      3,692
  Sale of common stock under Employee Stock
    Purchase Plan (Note 7)                                        2           238                                        240
  Common stock issued in connection with
    acquisitions                                                  5           887                                        892
  Accrued compensation                                                        216                                        216
  Cash dividends paid ($.06 per share)                                                    (1,203)                     (1,203)
  Net income                                                                              27,479                      27,479
                                                         ----------    ----------     ----------                    ---------

BALANCE, DECEMBER 31, 1996                                    1,974        55,126         65,552                     122,652
  Stock options exercised (Note 7)                                              7                                          7
  Sale of common stock under Employee Stock
    Purchase Plan (Note 7)                                        5           425                                        430
  Sale of common stock under Dividend
    Reinvestment Plan (Note 7)                                   17         1,653                                      1,670
  Accrued compensation                                                        172                                        172
  Cash dividends paid ($.07 per share)                                                    (1,470)                     (1,470)
  Retirement of common stock                                     (2)         (155)                                      (157)
  Net income                                                                              10,247                      10,247
                                                         ----------    ----------     ----------                   ---------

BALANCE, DECEMBER 31, 1997                               $    1,994    $   57,228     $   74,329                   $ 133,551
                                                         ==========    ==========     ==========                   =========


See notes to consolidated financial statements.


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
(DOLLARS IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                                                1997           1996           1995
OPERATING ACTIVITIES:
  Net income                                                                                $  10,247     $   27,479     $   17,630
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                                               7,492          5,760          3,757
    Provision for credit losses and repurchase commitments                                        669            389            301
    (Gain) loss on sale of property, plant and equipment                                          340           (144)            23
    Equity in net income of unconsolidated affiliates                                             (98)          (289)          (237)
    Minority interest in net income (loss) of consolidated subsidiaries                           137            (20)
    Compensation related to issuance of stock options                                             172            216
    Changes in assets and  liabilities  provided  (used) cash, net of effects of acquisitions:
      Accounts receivable                                                                       2,574           (672)        (1,437)
      Inventories                                                                                (488)        (8,021)        (1,366)
      Accounts payable                                                                         (3,310)          (146)         1,669
      Amounts payable under dealer incentive programs                                             761          4,508          2,174
      Accrued compensation and related withholdings                                            (1,743)         1,188            929
      Estimated warranties                                                                      1,134          1,744          1,897
      Other assets and liabilities                                                              5,361          1,695          1,944
                                                                                           ----------     ----------     ----------
           Net cash provided by operating activities                                           23,248         33,687         27,284
                                                                                           ----------     ----------     ----------

INVESTING ACTIVITIES:
  Net cash paid in connection with acquisitions                                                  (871)        (8,515)        (2,592)
  Proceeds from sale of property, plant and equipment                                             122            228             63
  Capital expenditures                                                                        (10,186)       (16,106)       (13,482)
  Purchases of certificates of deposit                                                         (8,000)       (16,114)        (8,717)
  Maturities of certificates of deposit                                                        12,243         14,588          2,000
  Purchases of marketable securities                                                                                         (1,004)
  Proceeds from sale or maturity of marketable securities                                       1,097          2,479          3,210
  Purchases and originations of notes and installment contracts                               (19,562)       (19,932)       (10,721)
  Principal collected on notes and installment contracts                                        6,015          2,716          1,337
  Cash restricted for construction                                                                               521          1,548
  Other                                                                                           133             95             38
                                                                                           ----------     ----------     ----------
           Net cash used in investing activities                                              (19,009)       (40,040)       (28,320)
                                                                                           ----------     ----------     ----------

FINANCING ACTIVITIES:
  Proceeds from long-term borrowings                                                           25,263          9,650          2,000
  Payments on long-term debt                                                                  (22,456)       (12,610)       (13,562)
  Net proceeds from sales of common stock                                                       2,099         11,965         15,283
  Proceeds from exercise of stock options                                                           7          4,492            698
  Cash dividends paid                                                                          (1,470)        (1,203)          (637)
  Retirement of preferred stock, including dividends                                                                         (1,052)
  Retirement of common stock                                                                     (157)
  Other                                                                                                          750
                                                                                           ----------     ----------     ----------
           Net cash provided by financing activities                                            3,286         13,044          2,730

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                       7,525          6,691          1,694

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                                   29,751         23,060         21,366
                                                                                           ----------     ----------     ----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                                     $   37,276     $   29,751     $   23,060
                                                                                           ==========     ==========     ==========


See notes to consolidated financial statements.


CAVALIER HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


1.    BUSINESS COMBINATION AND BASIS OF PRESENTATION

      On December 31, 1997, Belmont Homes, Inc. ("Belmont") was merged with and into a subsidiary of Cavalier Homes, Inc. ("Cavalier"), and 7,555,121 shares of Cavalier's common stock were issued in exchange for all of the outstanding common stock of Belmont. The merger was accounted for as a pooling of interests, and, accordingly, the accompanying financial statements have been restated to include the financial position, results of operations and cash flows of Belmont for all periods presented.

      Revenues and net income for the separate companies, and the combined amounts presented in the consolidated financial statements are as follows (in thousands, excluding non-recurring merger and related costs in 1997):



                                        1997             1996            1995

      Revenues:
        Cavalier                $      336,343  $       349,354  $      274,250
        Belmont                        224,845          227,817         148,304
                                --------------  ---------------  --------------
      Combined                  $      561,188  $       577,171  $      422,554
                                ==============  ===============  ==============

      Net income:
        Cavalier                $       10,428  $        15,366  $        9,020
        Belmont                          5,688           12,113           8,610
                                --------------  --------------   --------------
      Combined                  $       16,116  $        27,479  $       17,630
                                ==============  ===============  ==============


      Certain amounts from Belmont's prior financial statements have been reclassified to conform to Cavalier's presentation.

      In connection with the merger, Cavalier recorded charges of $7.4 million in the quarter ended December 31, 1997. These charges are nonrecurring and include $2.5 million from the earn-out provision contained in the Stock Purchase Agreement between Belmont and the shareholders of Bellcrest, $0.9 million for severance costs associated with the consolidation of certain administrative functions, $3.1 million for printing, investment banking, legal, accounting and other fees, and $0.9 million for other costs associated with combining and realigning the operations of the two companies. Of the merger and related costs of $7.4 million, $5.2 million is recorded as an accrued liability in the consolidated balance sheet at December 31, 1997.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of Cavalier Homes, Inc. and its wholly-owned and majority-owned subsidiaries (hereinafter collectively referred to as the "Company"). The Company's minority ownership interests in various joint ventures are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets. Intercompany profits, transactions and balances have been eliminated in consolidation.

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

      Cash Equivalents - The Company considers all highly liquid investments with original maturities of 90 days or less to be cash equivalents.

      Marketable Securities - Marketable securities have been classified as available for sale in the consolidated balance sheet according to management's intent. Marketable securities are stated at fair value of $1,097 at December 31, 1996. The Company had no amounts invested in marketable securities at December 31, 1997.

      Inventories - Inventories consist primarily of raw materials and are stated at the lower of cost (first-in, first-out method) or market. During 1997, 1996, and 1995, the Company purchased raw materials of approximately $10,573, $11,645 and $7,900, respectively, from certain joint ventures referred to previously.

      Property, Plant and Equipment - Property, plant and equipment is stated at cost and depreciated primarily over the estimated useful lives of the related assets using the straight-line method. Maintenance and repairs are expensed as incurred. The Company paid or accrued $270, $73 and $690 in 1997, 1996 and 1995, respectively, for construction of plant facilities to a company in which a stockholder and director of the Company is also a stockholder.

      Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is being amortized over 15 to 25 years using the straight-line method.

      If facts and circumstances indicate that goodwill may be impaired, an assessment will be made by the Company to determine if a writedown is required or if its estimated useful life should be revised. The assessment will be based primarily on forecasted operating income, including interest expense, depreciation and amortization other than goodwill; supplemented if necessary by an independent appraisal of fair value. The Company believes that no impairment of goodwill has occurred and that no revision of its estimated useful life is required.

      Revenue Recognition - Sales of manufactured homes to independent dealers are recorded as of the date the home is shipped to the dealer, with the exception of one of the Company's subsidiaries which employs drivers to deliver its homes; accordingly, sales are recorded upon delivery (at which time title passes) by this subsidiary. All sales are final and without recourse except for the contingency described in Note 10. Interest income on installment contracts receivable is recognized using the interest method.

      Product Warranties - The Company provides a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. A liability is provided for estimated future warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

      Allowance for Losses on Installment Contracts - The Company has provided an allowance for estimated future losses resulting from retail financing activities of Cavalier Acceptance Corporation ("CAC"), a wholly-owned subsidiary, primarily based upon management's assessment of historical experience and current industry trends.

      Insurance - The Company's workmen's compensation, product liability and general liability insurance coverages (with the exception of Belmont whose insurance is provided under fully insured policies) are provided under incurred loss, retrospectively rated premium plans. Under this plan, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated when sufficiently reliable data is available in accordance with the consensus reached in Emerging Issues Task Force Issue No. 93-14, Accounting for Multiple-Year Retrospectively Rated Insurance Contracts by Insurance Enterprises and Other Enterprises.

      Net Income Per Share - During  February  1997,  the  Financial  Accounting
      Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which is effective for all financial statements issued for periods ending after December 15, 1997, including interim periods. In accordance with this Standard, the Company is now required to report two separate earnings per share numbers, basic and diluted. Both are computed by dividing net income by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS) as detailed below (in thousands of shares):


                                                               1997         1996          1995

      Weighted average common shares outstanding              19,835       19,363        16,630

      Dilutive effect of stock options and warrants              193          436           427
                                                        ------------   -----------  -----------

      Weighted average common shares outstanding,
        assuming dilution                                     20,028       19,799        17,057
                                                        ============   ===========  ===========


      Accounting Standard Not Yet Adopted - In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The adoption of the provisions of this Statement is expected to result only in increased disclosures on segment information and will not impact the amounts in the financial statements.

      Reclassifications - Certain amounts from the prior periods have been reclassified to conform to the 1997 presentation.

3.    ACQUISITIONS

      On October 24, 1996, in a transaction accounted for using the purchase method of accounting, the Company completed its purchase of 100% of the stock of Bellcrest Homes, Inc. ("Bellcrest") through the cash payment of $9,500.

      The effects of the acquisition at the purchase date were as follows:

      Decrease in cash, net                                             $ 7,145
      Increase in other current assets                                    3,422
      Increase in property, plant and equipment                           3,525
      Increase in goodwill and other assets                               6,762
      Increase in current liabilities                                     4,756
      Increase in long-term debt and deferred income taxes                1,808

        The following unaudited pro forma data is provided for comparative purposes and are not necessarily indicative of actual results that would have been achieved had the acquisition of Bellcrest been consummated at an earlier date and are not necessarily indicative of future results. Assuming that the acquisition was consummated on January 1, 1995, unaudited pro forma revenues, net income and diluted net income per share, after giving effect to certain adjustments, including amortization of goodwill and other assets, increased interest expense on debt related to the acquisition, increased depreciation expense, and related income tax effects, for the years ended December 31, 1996 and 1995 follow:

                                                          1996            1995

        Revenues                                      $ 607,056       $ 450,718
        Net income                                       27,570          17,756
        Diluted net income per share                       1.39            1.04


        Under the terms of the Bellcrest Stock Purchase Agreement, the Company was required to pay the former Bellcrest shareholders additional consideration in an amount not to exceed $3,500 in the aggregate in the event Bellcrest attained certain stated levels of earnings before income taxes for the three-month period ended December 31, 1996 and for each of the years ending December 31, 1997 and 1998. During 1997, the Company paid $1,000, the amount earned and accrued for 1996, to the former shareholders. In addition, in connection with the merger described in
        Note  1,  the  Company   paid  the   remaining   $2,500  to  the  former
        shareholders.

        In conjunction with this acquisition, a former Bellcrest shareholder was issued warrants for the purchase of 75,000 shares of Belmont common stock. The warrants, which expire in October 2001, are exercisable at $14.66 per share and their fair value at the issue date was estimated to be negligible. None of these warrants have been exercised as of December 31, 1997. In connection with the merger, these warrants were converted to warrants to purchase 60,000 shares of Cavalier common stock at an exercise price of $18.34 per share.

        In October 1995 the Company acquired, in a transaction accounted for using the purchase method of accounting, all the outstanding common stock of Spirit Homes, Inc. ("Spirit") for $9,800, consisting of cash of $2,450 and debt of $7,350.

        The following unaudited pro forma data are provided for comparative purposes and are not necessarily indicative of actual results that would have been achieved had the acquisition of Spirit been consummated at an earlier date and are not necessarily indicative of future results. Assuming that the acquisition was consummated on January 1, 1995, unaudited pro forma revenues, net income and diluted net income per share, after giving effect to certain adjustments, including amortization of goodwill and other assets, increased interest expense on debt related to the acquisition, increased depreciation expense, and related income tax effects, for the year ended December 31, 1995 follow:


        Revenues                                                       $460,378
        Net income                                                       18,618
        Diluted net income per share                                       1.09


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

      CAC's portfolio consists of fixed rate contracts with interest rates generally ranging from 9.25% to 14.0% at December 31, 1997 and 1996. The average original term of the portfolio was approximately 217 and 208 months at December 31, 1997 and 1996, respectively.

      Estimated principal payments under installment contracts receivable are as follows:

      Year Ending December 31,

           1998                                                      $    1,254
           1999                                                           1,398
           2000                                                           1,559
           2001                                                           1,738
           2002                                                           1,938
        Thereafter                                                       41,259
                                                                      ---------

          Total                                                       $  49,146
                                                                      =========

      Activity in the allowance for losses on installment contracts was as follows:

                                                    1997       1996        1995

      Balance, beginning of year                $    941    $   551     $   350
      Provision for losses                         1,329        778         311
      Charge-offs, net                              (998)      (388)       (110)
                                                  -------    -------     -------

      Balance, end of year                      $  1,272    $   941     $   551
                                                  =======    =======     =======


      On  February  17,  1998,   the  Company   reached  an  agreement  to  sell
      approximately $25 million of its existing loan portfolio at a premium.

      At December 31, 1997 and 1996, the estimated fair value of installment contracts receivable was $50,103 and $36,205, respectively. These fair values were estimated using current market value for the $25,000 previously noted and discounted cash flows and interest rates offered by CAC on similar contracts at the time for the remaining portfolio.

5.    CREDIT ARRANGEMENTS

      The Company has a $23,000 revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5,000. Interest is payable under the revolving line of credit at the bank's prime rate (8.50% and 8.25% at December 31, 1997 and 1996, respectively). No amounts were outstanding under the revolving line of credit at December 31, 1997 or 1996.

      The warehouse and term-loan agreement contained in the Credit Facility provide for borrowings of up to 80% of the Company's eligible (as defined) installment sale contracts, up to a maximum of $18,000. Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 2%, and floats for the remaining two years at a rate (subject to certain limits) equal to the bank's prime rate plus .75%. The warehouse component of the Credit Facility provides for borrowings of up to $2,000 with interest payable at the bank's prime rate plus 1%. However, in no event may the aggregate outstanding borrowings under the warehouse and term-loan agreement exceed $18,000. Under the Credit Facility, $50 was outstanding under the warehouse component at December 31, 1997, and $12,694 and $3,866 was outstanding under the term loan portion at December 31, 1997 and 1996, respectively.

      The Credit Facility contains certain restrictive and financial covenants, which, among other things, limit the aggregate of dividend payments and purchases of treasury stock to 50% of consolidated net income for the two most recent years, contain restrictions on the Company's ability to pledge assets, incur additional indebtedness and make capital expenditures, and require the Company to maintain certain defined financial ratios. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by CAC, and the capital stock of certain of the Company's consolidated subsidiaries. The bank's commitment under the Credit Facility will expire in April 1998.

      On March 13, 1998, the Company reached an agreement with its primary bank to extend its Credit Facility for an additional two years and to increase available borrowings to $35,000. The renewal provides for a revolving line of credit with a maximum of $10,000 (an increase from $5,000) and a warehouse line of $25,000 (an increase from $18,000) which includes a fixed rate term-loan feature. Terms and restrictive covenants are substantially the same as the expiring agreement.

      The Company has other lines of credit with banks totaling $9,000 which expire at various dates through July, 1998. Amounts outstanding under these facilities totaled $1,000 and $8,600 at December 31, 1997 and 1996, respectively. Interest rates under these lines range from prime to prime plus 2%.

      The Company has amounts outstanding under three Industrial Development Revenue Bond issues ("Bonds") of $4,442 and $1,044 at December 31, 1997 and 1996, respectively. Two of the bond issues bear interest at variable rates ranging from 4.0% to 5.4% and mature at various dates through November 2007. One of the bond issues is payable in equal monthly installments and bears interest at 75% of the prime rate. The bonds are collateralized by certain plant facilities.

      The Company has a term-loan with a balance of $887 and $960 at December 31, 1997 and 1996, respectively, bearing interest at 7.95%, payable in equal monthly installments through April, 2006.

      At December 31, 1996, the Company's other long-term debt, with an outstanding balance of $1,796, consisted of various fixed and variable rate term loans bearing interest at rates ranging from 8.25% to 9.25%. These notes were paid in 1997.

      Principal repayment requirements on long-term debt are as follows:


      Year Ending December 31,


           1998                                                         $ 3,271
           1999                                                           2,452
           2000                                                           2,648
           2001                                                           2,594
           2002                                                           2,332
        Thereafter                                                        5,782
                                                                        -------

           Total                                                         19,079
      Less current portion                                                3,271
                                                                        -------

      Long-term debt                                                   $ 15,808
                                                                       ========

      The estimated fair value of outstanding borrowings was $19,261 and $16,111 at December 31, 1997 and 1996, respectively. These estimates were determined using rates at which the Company believes it could have obtained similar borrowings at that time.

      Cash paid for interest during the years ended December 31, 1997, 1996 and 1995 was $1,445, $910 and $1,619, respectively.

      The Company and certain of its equity partners have jointly and severally guaranteed revolving notes for two companies and a letter of credit for one company in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $1,500. At December 31, 1997, $3,000 was outstanding under the various guarantees, of which the Company had guaranteed $720.

6.    STOCKHOLDERS' EQUITY

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

      The Company has adopted a Stockholder Rights Plan. The terms and conditions of the plan are set forth in a Rights Agreement dated October 23, 1996 between the Company and its Rights Agent. Pursuant to the plan, the Board of Directors of the Company declared a dividend of one Right (as defined in the Rights Agreement) for each share of the Company's outstanding common stock to stockholders of record on November 6, 1996. The Rights, when exercisable, entitle the holder to purchase a unit of
      0.80 one-hundredth share of Series A Junior Participating Preferred Stock, par value $.01, at a purchase price of $80 per share. Upon certain events relating to the acquisition of, or right to acquire, beneficial ownership of 20% or more of the Company's outstanding common stock by a third party, or a change in control of the Company, the Rights entitle the holder to acquire, after the Rights are no longer redeemable by the Company, shares of common stock of the Company (or, in certain cases, securities of an acquiring person) for each Right held at a significant discount. The Rights will expire on November 6, 2006, unless redeemed earlier by the

      Company at $.01 per Right under certain circumstances. In connection with the merger, Belmont shareholders received one Right (as defined in the Rights Agreement) with respect to each Cavalier share received pursuant to the Merger Agreement.

      In June 1995, Belmont completed an initial public offering of approximately 1,570,000 (before stock split) shares of common stock. The net proceeds of approximately $15,283 were used to retire debt and preferred stock and for working capital. In January 1996, Belmont completed another public offering of approximately 640,000 (before stock split) shares of common stock. The net proceeds of approximately $11,725 were used to retire debt and for working capital.

      Supplemental diluted net income per share for 1996 and 1995, based on net income after adjustment for dividends on preferred stock and the after tax effect of interest expense on debt repaid with proceeds of the above offerings, and on the weighted average shares of common stock outstanding for 1996 and 1995, giving effect to the number of shares sold in the offerings, the proceeds of which were used to repay such preferred stock and debt, is as follows assuming the transactions were effective on January 1, 1995:

                                                       1996               1995

      Net income, as adjusted                     $   27,526         $   18,072
                                                  ==========         ==========

      Diluted net income per share                $     1.39         $     0.98
                                                  ==========         ==========

      Weighted average shares outstanding,
        assuming dilution                         19,868,292         18,364,945
                                                  ==========         ==========


7.    STOCK PLANS

      Dealership Stock Option Plan -

      - During 1995, the Company's Board of Directors approved the Dealership Stock Option Plan of Cavalier Homes, Inc. (the "Dealer Plan"), under which an aggregate of 562,500 shares of the Company's common stock may be issued to the eligible independent dealerships (as defined in the Dealer Plan) at a price equal to the fair market value of the Company's common stock as of a date during the calendar quarter determined by the plan administrator for which such option is to be granted. Options granted under the Dealer Plan are immediately exercisable and expire three years from the grant date. Since these options have been granted to persons other than employees, the
           Company adopted the recognition and measurement provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), for Dealer Plan options granted after December 15, 1995.

       Employee and Director Plans:

       - The Company adopted and the shareholders approved the 1996 Key Employee Stock Incentive Plan (the "1996 Plan") which provides for both incentive stock options and non-qualified stock options. Additionally, the 1996 Plan provides for stock appreciation rights and awards of both restricted stock and performance shares. Options are granted at prices and terms determined by the compensation committee (or, in certain circumstances, a separate sub-committee) of the Board of Directors. As of December 31, 1997, the aggregate number of shares available under the 1996 Plan was 1,461,701 (including 57,965 shares canceled from the Company's 1993 Non-qualified Stock Option Plan and 471,200 shares made available in connection with the Belmont merger). On January 1 of each year, an additional 1.5% of the then outstanding common stock becomes available for grant. Options granted under the 1996 Plan generally expire ten years from the date of grant.

       - During 1996, the Company further amended the 1993 Amended and Restated Non-employee Directors Plan (the "1993 Non-employee Directors Plan") to provide for the issuance of stock options, at fair market value on the date of grant, to non-employee directors to acquire up to 625,000 shares of common stock. Options are generally granted upon a directors initial election to the Board and automatically on an annual basis thereafter. Options granted under this plan are generally exercisable after six months from the date of grant and must be exercised within ten years from such date, except under certain conditions.

       - During 1996, the Company adopted the Cavalier Homes, Inc. Employee Stock Purchase Plan under which an aggregate of 625,000 shares of the

           Company's common stock may be issued to eligible employees (as defined) at a price equal to the lesser of 85% of the market price of the stock as of the first day (January 1 or July 1) or last day (June 30 or December 31) of the Payment Periods (as defined). Employees may elect to have a portion of their compensation withheld, subject to certain limits, to purchase the Company's common stock.

      Compensation expense recorded in connection with these plans for the years ended December 31, 1997 and 1996 was not material.

      On July 25, 1996, substantially all employee stock options granted in 1996 at prices between $15.40 and $16.60 were repriced to an exercise price of $13.60. On January 17, 1997, substantially all employee stock options then exerciseable at a price of $12.00 or higher were repriced to an exercise price of $10.625. In addition, on January 17, 1997, an option issued under the 1993 Non-employee Director's Plan to purchase 25,000 shares at $15.40 per share was canceled and reissued for 17,250 shares at $10.625 per share.

      The Company has adopted the Cavalier Homes, Inc. Dividend Reinvestment and Stock Purchase Plan, under which the Company may issue an aggregate of 200,000 shares of the Company's common stock to eligible participants (as defined). Participants in the Plan may purchase additional shares of the Company's common stock by reinvesting the cash distributions on all, or part, of their shares, or by investing both their cash distributions and optional cash payments. The purchase price of the stock will be the higher of 95% of the average daily high and low sale prices of the Company's common stock on the four trading days including and preceding the Investment Date (as defined) or 95% of the average high and low sales prices on the Investment Date.

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

                                             1997           1996           1995

      Net income:
        As reported                       $ 10,247       $ 27,479       $ 17,630
        Pro forma                         $  8,661       $ 24,888       $ 17,515

      Basic net income per share:
        As reported                       $   0.52       $   1.42       $   1.06
        Pro forma                         $   0.44       $   1.29       $   1.05

      Diluted net income per share:
        As reported                       $   0.51       $   1.39       $   1.03
        Pro forma                         $   0.43       $   1.26       $   1.03

      The fair value of options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                1997               1996                1995

      Dividend yield            1.13 %              0.66 %             1.35 %
      Expected volatility       0.44 %              0.41 %             0.43 %
      Risk free interest rate   6.12 %              5.99 %             6.50 %
      Expected lives            3.0 years           3.0 years          3.2 years

      SFAS 123 does not apply to awards prior to 1995. The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts, and additional awards in future years are anticipated.

      With respect to options exercised, the income tax benefits resulting from compensation expense allowable under federal income tax regulations in excess of the expense reflected in the Company's financial statements have been credited to additional paid-in-capital. These benefits, which totaled $-0- (1997), $3,692 (1996), and $281 (1995), represent a noncash financing transaction for purposes of the consolidated statements of cash flows.

      Information   regarding  all  of  the  Company's  stock  option  plans  is summarized below:


                                                                                                                  Weighted
                                                                                          Weighted                 Average
                                                                                           Average                Fair Value
                                                                Shares                  Exercise Price           At Grant Date

      Shares under option:
        Outstanding at January 1, 1995                        1,206,854                    $  4.17
          Granted:
            Price = Fair Value                                  183,049                       6.39                    $ 2.24
            Price < Fair Value                                   22,299                       8.73                      2.77
          Exercised                                            (174,804)                      3.99
          Cancelled                                             (43,941)                      7.09
                                                            ------------


      Outstanding at December 31, 1995                         1,193,457                   $  4.51
        Granted:
          Price = Fair Value                                   1,640,833                     14.42                    $ 4.73
          Price < Fair Value                                      28,833                     13.70                      3.75
        Exercised                                               (912,083)                     4.92
        Cancelled                                               (489,431)                    15.90
                                                             ------------

      Outstanding at December 31, 1996                         1,461,609                   $ 11.76
        Granted at Fair Value                                    858,425                     10.61                    $ 3.52
          Exercised                                               (1,000)                     4.27
          Cancelled                                             (564,420)                    13.75
                                                             ------------

      Outstanding at December 31, 1997                         1,754,614                   $ 10.56
                                                             ============                 =========

      Options exercisable as of December 31, 1997              1,536,986                   $ 10.37
                                                             ============                 =========

      Options exercisable as of December 31, 1996                649,947                   $ 10.17
                                                             ============                 =========

      Options exercisable as of December 31, 1995              1,076,235                   $  4.25
                                                             ============                 =========


      Stock options available for future grants at December 31, 1997 were 1,197,516 under all of the Company's various stock option plans.

      The following table summarizes information concerning stock options outstanding at December 31, 1997:


                                            Options Outstanding                       Options Exercisable
                              ------------------------------------------------  --------------------------------

                                                       Weighted
                                                       Average      Weighted                        Weighted
                                                      Remaining     Average                         Average
         Range of                    Number          Contractual    Exercise        Number          Exercise
      Exercise Prices              Outstanding          Life         Price        Exercisable        Price

      $0.55 - $4.27                  219,421             6.19       $  4.00        207,833          $  4.00
      $4.43 - $10.50                 218,989             7.27          8.08        173,989             7.95
         $10.63                      765,249             9.05         10.63        765,249            10.63
      $11.25 - $13.33                273,495             7.34         13.05        116,055            12.70
      $13.60 - $16.60                277,460             7.92         15.06        273,860            15.06
                                   ---------                                     ---------

      $0.55 - $16.60               1,754,614             8.02       $ 10.56      1,536,986          $ 10.37
                                   =========          ========      ========     =========         ========


8.    INCOME TAXES

      Provision for income taxes consist of:


                                     1997           1996           1995
      Current:
        Federal                    $ 9,574       $ 15,456      $ 10,904
        State                          921          2,258         1,223
                                  ---------      ---------      --------

                                    10,495         17,714        12,127
                                  ---------      ---------      --------

      Deferred:
        Federal                     (2,368)          (712)         (777)
        State                          (35)          (295)         (182)
                                  ---------      ---------      --------

                                    (2,403)        (1,007)         (959)
                                  ---------      ---------     ---------

      Total                        $ 8,092       $ 16,707      $ 11,168
                                  =========      =========     =========


      Total income tax expense for 1997, 1996, and 1995 is different from the amount that would be computed by applying the expected federal income tax rate of 35% to income before income taxes. The reasons for this difference are as follows:


                                                             1997           1996             1995

      Income tax at expected federal income tax rate      $ 6,419        $ 15,465          $ 9,941
      State income taxes, net of federal tax effect           651           1,810            1,168
      Non-taxable life insurance proceeds                    (525)           (655)
      Non-deductible operating expenses                       387             107              171
      Effect of graduated tax rates                                                           (121)
      State jobs tax credits                                  (40)           (471)            (344)
      Non-deductible merger related expenses                1,085
      Other                                                   115             451              353
                                                          -------         -------          -------

                                                          $ 8,092        $ 16,707         $ 11,168
                                                          =======         =======          =======

      Deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. The approximate tax effects of temporary differences at December 31, 1997 and 1996 were as follows:


                                                          1997          1996
                                                       ------------------------
                                                          Assets (Liabilities)
                                                       ------------------------
      Current differences:
      Warranty expense                                 $   4,058      $   3,358
      Inventory capitalization                               512            463
      Allowance for losses on receivables                    939            666
      Accrued expenses                                     1,132          1,525
      Other                                                  599            470
                                                       ---------      ---------

                                                       $   7,240      $   6,482
                                                       =========      =========

      Noncurrent differences:
      Depreciation and basis differential
        of acquired assets                             $  (1,796)     $  (1,815)
      Goodwill                                              (726)          (534)
      Merger related expenses                              1,331
      Other                                                  894            407
                                                        ---------      ---------

                                                       $    (297)     $  (1,942)
                                                        =========      =========


      Cash paid for income taxes for the years ended December 31, 1997, 1996 and 1995 was $10,632, $12,387 and $10,055, respectively.

9.    EMPLOYEE BENEFIT PLANS

      The Company has self-funded group medical plans which are administered by third party administrators. The Plans have reinsurance coverage limiting liability for any individual employee loss to a maximum of $75, with an aggregate limit of losses in any one year based on the number of covered employees. Incurred claims identified under the Company's incident reporting system and incurred but not reported claims are funded or accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries. The Company has established self insurance trust funds for payment of claims and makes deposits to the trust funds in amounts determined by consulting actuaries. The cost of these plans to the Company was $5,067, $2,893 and $2,682 for years ended December 31, 1997, 1996 and 1995, respectively.

      The Company sponsors employee 401(k) retirement plans covering all employees who meet participation requirements. Employee contributions are limited to a percentage of compensation as defined in the Plans. The amount of the Company's matching contribution is discretionary as determined by the Board of Directors. Company contributions amounted to $545, $420 and $375 for the years ended December 31, 1997, 1996 and 1995, respectively.

10.   COMMITMENTS AND CONTINGENCIES

      Operating Leases:

      Five of the Company's manufacturing facilities and one component distribution center are leased under separate operating lease agreements (the "Related Leases") with partnerships or companies whose owners are certain officers, directors or stockholders of the Company. The Related Leases require monthly payments ranging from $4 to $22 and provide for lease terms ending from July 1998 to March 2001 as well as renewal option periods. The Related Leases also contain purchase options whereby the Company can purchase the respective manufacturing facility for amounts ranging from $875 to $1,900 at any time during the lease terms.

      The Company also leases three other manufacturing facilities under operating leases with unrelated parties. These leases currently require monthly payments ranging from $3 to $14 and provide for lease terms ending from March 1999 to June 2017 as well as renewal option periods. The Company has the option under one of these leases to (i) cancel the lease at any time after October 2001 with a one year notice and (ii) purchase the manufacturing facility for $995 at any time during the lease term. The Company also has the option under two of these leases to cancel the lease after the first five years with 180 days and twelve months notice, respectively.

      The Company leases delivery trucks from some of its drivers who deliver homes for dealers. Rentals for these trucks are based on a rate per mile and the leases are cancelable by either party upon thirty days notice. Rent expense under these leases was approximately $2,305, $3,140, and
      $2,647   for  the  years  ended  December  31,  1997,  1996,  and  1995, respectively.

      Future minimum rents payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1997 are as follows:


      Year Ending December 31,

           1998                                                         $ 1,087
           1999                                                             754
           2000                                                             569
           2001                                                             235
           2002                                                             149
           Thereafter                                                       441
                                                                       --------

           Total                                                        $ 3,235
                                                                       ========



      Total rent expense was $1,418, $1,242 and $1,044 for the years ended December 31, 1997, 1996 and 1995, respectively, including rents paid to related parties of $817 (1997), $765 (1996) and $723 (1995).

      Contingent Liabilities and Other:

      a. It is customary practice for companies in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of the Company's sales are made to dealers located primarily in the southeast, southwest and midwest regions of the United States and are pursuant to repurchase agreements with lending institutions. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company is contingently liable for an amount estimated to be $158,000 under these agreements as of December 31, 1997, such contingency is mitigated by the fact that (i) sales of manufactured homes are spread over a relatively large number of dealers; (ii) the price the Company is obligated to pay under such repurchase agreements generally declines over the period of the agreement; and (iii) the Company may be able to reduce its losses by the resale value of the homes which may be required to be repurchased. The Company has an allowance for losses of $1,175
            (1997) and $837 (1996) based on prior experience and current market conditions. Management expects no material loss in excess of the allowance.

      b. Under the insurance plans described in Note 2, the Company is contingently liable at December 31, 1997 for future retrospective premium adjustments up to a maximum of approximately $5,700 in the event that additional losses are reported related to prior years.

      c. The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Courts have certified several of these types of cases as class actions recently, and many of these types of cases have resulted in large damage awards, especially large punitive damage awards. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company. However, the potential exists for unanticipated material adverse judgments against the Company.

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

Financial  information  for these segments is summarized in the following table:


                                                                                  General
                                                               Financial         Corporate
                                          Manufacturing         Services       (Unallocated)          Total

  Year ended December 31, 1997:

  Revenues                                $     555,842          $ 5,346                               $ 561,188
  Operating income (loss)                        24,380            2,043          $ (9,342)               17,081
  Identifiable assets                           149,893           51,843             9,818               211,554
  Depreciation and amortization                   7,166              208               118                 7,492
  Capital expenditures                            9,515              265               406                10,186

Year ended December 31, 1996:

  Revenues                                $     573,838          $ 3,333                               $ 577,171
  Operating income (loss)                        41,719            1,257          $ (2,129)               40,847
  Identifiable assets                           151,594           38,175             6,618               196,387
  Depreciation and amortization                   5,588              129                43                 5,760
  Capital expenditures                           15,669              196               241                16,106

Year ended December 31, 1995:

  Revenues                                $     420,790          $ 1,764                               $ 422,554
  Operating income (loss)                        30,404              638          $ (2,334)               28,708
  Identifiable assets                           106,872           22,388             3,434               132,694
  Depreciation and amortization                   3,691               59                 7                 3,757
  Capital expenditures                           13,209              260                13                13,482



                                    * * * * *

                                              CAVALIER HOMES, INC. AND SUBSIDIARIES

                                          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                       For the Years Ended December 31, 1997, 1996, and 1995
                                                       (Dollars in Thousands)

                                                          Increases     Additions
                                        Balance at      Attributable   Charged to     Charged                       Balance at
                                        Beginning of         to         Costs and     to Other                        End of
                                           Period       Acquisitions    Expenses      Accounts       Deductions       Period
                                         -------------  -------------  ------------  -----------   --------------  --------------
Allowance for losses on Accounts
   Receivable:
       Year Ended December 31, 1997    $           837                         527                        (189)     $      1,175
                                         ==============  ============  ============  ============  ==============   =============

       Year Ended December 31, 1996    $           787            51           225                        (226)     $        837
                                         ==============  ============  ============  ============  ==============   =============

       Year Ended December 31, 1995    $           675            12           153                         (53)     $        787
                                         ==============  ============  ============  ============  ==============   =============

Allowance for credit losses:
       Year Ended December 31, 1997    $           941                       1,329                        (998)     $      1,272
                                         ==============  ============  ============  ============  ==============   =============

       Year Ended December 31, 1996    $           551                         778                        (388)     $        941
                                         ==============  ============  ============  ============  ==============   =============

       Year Ended December 31, 1995    $           350                         311                        (110)     $        551
                                         ==============  ============  ============  ============  ==============   =============

Accumulated amortization of goodwill:
       Year Ended December 31, 1997    $         1,947                       1,068            87                    $      3,102
                                         ==============  ============  ============  ============  ==============   =============

       Year Ended December 31, 1996    $         1,165                         782                                  $      1,947
                                         ==============  ============  ============  ============  ==============   =============

       Year Ended December 31, 1995    $           723                         442                                  $      1,165
                                         ==============  ============  ============  ============  ==============   =============

Accumulated amortization of
     non-compete agreement:
       Year Ended December 31, 1997    $           221                          56                                  $        277
                                         ==============  ============  ============  ============  ==============   =============

       Year Ended December 31, 1996    $           189                          32                                  $        221
                                         ==============  ============  ============  ============  ==============   =============

       Year Ended December 31, 1995    $           122                          67                                  $        189
                                         ==============  ============  ============  ============  ==============   =============

Warranty reserve:
       Year Ended December 31, 1997    $        10,566                      24,357                      (23,223)    $     11,700
                                         ==============  ============  ============  ============  ==============   =============

       Year Ended December 31, 1996    $         7,265         1,176        21,380                      (19,255)    $     10,566
                                         ==============  ============  ============  ============  ==============   =============

       Year Ended December 31, 1995    $         4,757           540        14,537                      (12,569)    $      7,265
                                         ==============  ============  ============  ============  ==============   =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

For a description of the directors and executive officers of the Company, see "Executive Officers and Principal Stockholders," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, which are incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

For a description of the Company's executive compensation, see "Election of Directors," "Executive Officers and Principal Stockholders," "Executive Compensation" (other than the "Report of the Compensation Committee on Executive Compensation" and the "Performance Graph"), "Compensation Committee Interlock and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, which are incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

For a description of the security ownership of management and certain beneficial owners, see "Executive Officers and Principal Stockholders" of the Company's Proxy Statement and for the Annual Meeting of Stockholders to be held on May 20, 1998, which are incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of certain relationships and related transactions of the Company, see "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1998, which are incorporated herein by reference.

                                    PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
                  FORM 8-K

(a)      1.   The financial statements contained in  this report and the page on which they may be found are as follows:

         Financial Statement Description                      Form 10-K Page No.

         Independent Auditors' Report                                24
         Consolidated Balance Sheets as of December 31, 1997         25
                           and 1996
         Consolidated Statements of Income for the years ended       27
                           December 31, 1997, 1996 and 1995
         Consolidated Statements of Stockholders' Equity for         28
                           the years ended December 31, 1997,
                           1996 and 1995
         Consolidated Statements of Cash Flows for the years         29
                           ended December 31, 1997, 1996 and
                           1995
         Notes to Consolidated Financial Statements                  30

         2. The financial statement schedules required to be filed with this report and the pages on which they may be found are as follows:

No.      Schedule Description                                 Form 10-K Page No.

II       Valuation and Qualifying Accounts                           43

         3. The exhibits required to be filed with this report are listed below. The Company will furnish upon request any of the exhibits listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.

(3)           Articles of Incorporation and By-laws.

* (a) The Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and the amendment thereto, filed as
Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997.

* (b) The Certificate of Designation of Series A Junior Participating Preferred Stock of Cavalier Homes, Inc. as filed with the Office of the Delaware Secretary of State on October 24, 1996 and filed as Exhibit A to
Exhibit 4 to the Company's Registration Statement on form 8-A filed on October 30, 1996.

*             (c)     The Amended and Restated By-laws of the Company,  filed as
Exhibit 3(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997, and the amendment thereto filed as Exhibit 3(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

(4)           Instruments  Defining  the  Rights  of Security Holders, Including
              Indentures.

*             (a)     Articles four, six, seven, eight and nine of the Company's
Amended  and  Restated  Certificate  of  Incorporation,  as amended, included in
Exhibit 3(a) above.

* (b) Article II, Sections 2.1 through 2.18; Article III, Sections 3.1 and 3.2; Article IV, Sections 4.1 and 4.3; Article VI, Sections 6.1 through 6.5; Article VIII, Sections 8.1 and 8.2; and Article IX of the Company's Amended and Restated By-laws, included in Exhibit 3(c) above.

*             (c)      Rights  Agreement   between   Cavalier  Homes,  Inc.  and
ChaseMellon Shareholder Services, LLC, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated October 30, 1996.

(10)     Material contracts

*             (a)      Rights  Agreement   between   Cavalier  Homes,  Inc.  and
ChaseMellon Shareholder Services, LLC, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated October 30, 1996.

* (b) Lease Agreement dated October 16, 1996, between Virginia Cary L. McDonald and Star Industries, Inc. regarding the lease of the manufacturing facility located in Robbins, North Carolina, filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* (c) Assignment and Assumption Agreement between Star Industries, Inc. and Cavalier Industries, Inc. regarding the lease of the manufacturing facility located in Robbins, North Carolina, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

*             (d)      Cavalier  Homes,  Inc.  Amended  and  Restated   Dividend
Reinvestment and Stock Purchase Plan, filed as Appendix A to the Company's Registration Statement on Form S-3 (Registration No. 333-48111).

*  **         (e)      Cavalier  Homes, Inc.  Executive  Incentive  Compensation
Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

*  **         (f)      Amendment to Cavalier  Homes,  Inc.  Executive  Incentive
Compensation Plan, filed as Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.

*  **         (g)      Cavalier Homes, Inc. Employee Stock Purchase Plan,  filed
as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

*  **         (h)      Cavalier Homes, Inc. Key Employee Stock  Incentive  Plan,
filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

*  **         (i)      Amendment  to  Cavalier  Homes,  Inc. Key  Employee Stock
Incentive Plan, filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.

   **         (j)      Amendment  to  Cavalier  Homes, Inc. Key Employee
Stock Incentive Plan, effective December 30, 1997.

   **         (k)      Amendment  to  Cavalier Homes,  Inc.  Key  Employee Stock
Incentive Plan, effective January 23, 1998.

*  **         (l)      Amendments  to  the  Cavalier  Homes,  Inc.   Nonemployee
Directors Stock Option Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

*  **         (m)      Amendment to Cavalier  Homes,  Inc.  Amended and Restated
Nonemployee Directors Plan filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

   **         (n)      Amendment  to  Cavalier  Homes, Inc. Amended and Restated
Nonemployee Directors Plan.

* (o) Option and Stock Exchange Agreement by and among Wheelhouse Structures, Inc., Shareholders of Wheel House Structures, Inc. and Cavalier Homes, Inc. dated as of August 28, 1995, filed as Exhibit 2(a) to the Company's Registration Statement on Form S-3 (Registration No. 333-00607), as amended.

*             (p)      Dealership  Stock  Option  Plan of Cavalier  Homes,  Inc.
filed as Exhibit 4(c) to the Company's Registration Statement on Form S-3 dated September 11, 1995 (Registration No. 33-62487).

*             (q)      Lease  Agreement between City of Mineral Wells, Texas and
Cavalier Homes of Texas dated February 27, 1996, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

* (r) Stock Purchase Agreement, as amended, by and among Astro Mfg. Co., Inc., Shareholders of Astro Mfg. Co., Inc. and Cavalier Homes, Inc. dated as of October 14, 1994, filed as Exhibit 2(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

* (s) Holdback agreement between Cavalier Homes, Inc. and Raymond A. Peltcs, dated October 28, 1994, filed as Exhibit 2(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

* (t) Revolving, Warehouse and Term Loan Agreement among the Company and First Commercial Bank dated February 17, 1994, filed as Exhibit 10(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

* (u) Amendments to the Revolving, Warehouse and Term Loan Agreement among the Company and First Commercial Bank dated March 14, 1996, filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

              (v) Commitment Letter from First Commercial Bank regarding a two-year renewal to the Company's Loan Agreement.

* (w) Assumption Agreement dated as of January 2, 1997, by and among the Company, First Commercial Bank and certain subsidiaries of the Company, filed as Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* (x) Lease Agreement between Leonard Properties and Cavalier Homes of Texas, Inc. dated February 17, 1994, and amendment No. 1 thereto, filed as Exhibit 10(f) to the Company's Annual Report on Form 10-K, for the year ended December 31, 1993, and 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 1, 1994, respectively.

*  **         (y)     Cavalier   Homes,   Inc.   1993   Amended   and   Restated
Nonqualified Stock Option Plan, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

*  **         (z)     Cavalier Homes, Inc. 1988 Nonqualified  Stock Option Plan,
as amended, filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

*             (aa)     Lease between  Cavalier Homes of Alabama, Inc. and Robert
L. Burdick, John W Lowe, and Jerry F. Wilson (now Estate of Jerry F. Wilson), as tenants in common, dated July 30, 1996, filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* (bb) Assignment and Assumption Agreement between Cavalier Homes of Alabama, Inc. and Cavalier Homes, Inc. regarding the lease between Cavalier Homes of Alabama, Inc. and Robert L. Burdick, John W Lowe and Jerry F. Wilson (now Estate of Jerry F. Wilson), filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* (cc) Commercial Sub-Lease between Winston County Industrial Development Association and Cavalier Homes of Alabama, Inc., dated March 5, 1993, filed as Exhibit 10(d) to the Company's Registration Statement on Form S-2 (Registration No. 33-59452).

* (dd) Assignment and Assumption Agreement between Cavalier Homes of Alabama, Inc. and Cavalier Homes, Inc. regarding the Commercial Sub-Lease between Cavalier Homes of Alabama, Inc. and Winston County Industrial Development Association, filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* (ee) Sub-lease Agreement with Option to Purchase between Winfield Industrial Development Association, Inc. and Buccaneer Homes of Alabama, Inc. dated May 9, 1994, filed as Exhibit 10(k) to Amendment No.1 to the Company's Registration Statement on Form S-2 (Registration No. 33-78644).

* (ff) Lease Agreement with Option to Purchase between Marion County Industrial Development Corporation, Inc. and Quality Housing Supply, Inc. dated May 9, 1994, filed as Exhibit 10(l) to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Registration No. 33-78644).

* (gg) Lease Agreement dated March 1, 1997, between the City of Winfield and Buccaneer Homes, a division of Cavalier Manufacturing, Inc., filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* (hh) Lease Agreement dated March 1, 1995, between the Industrial Development Board of the City of Haleyville, Alabama and Wheel House Properties, Inc., as assigned to and assumed by Star Industries, Inc. on January 11, 1996, and as further assigned to and assumed by Cavalier Manufacturing, Inc. in December 1996, filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* (ii) Guaranty Agreement between SouthTrust Bank of Alabama and Cavalier Homes, Inc. dated June 20, 1997, relating to guaranty payments by Quality Housing Supply, LLC, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997.

* (jj) Guaranty Agreement between AmSouth Bank of Alabama and Cavalier Homes, Inc. dated June 11, 1997, relating to guaranty payments by Ridge Point Manufacturing, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997.

* (kk) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. dated July 15, 1997, relating to guaranty of payments by Lamraft, LP filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

* (ll) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. dated July 15, 1997, relating to guaranty of payments by Hillsboro Manufacturing, LP filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

* (mm) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. dated July 15, 1997, relating to guaranty of payments by Woodperfect of Texas, LP filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

* (nn) The Agreement and Plan of Merger dated August 14, 1997, by and among the Company, Crimson Acquisition Corp. and Belmont Homes, Inc., filed as Exhibit 2 to the Company's Current Report on Form 8-K dated August 19, 1997.

*             (oo)     Amendment  No. 1  to  the  Agreement  and  Plan of Merger
referenced in Exhibit 10(nn) above filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

* **          (pp)     Belmont Homes, Inc.  1994 Incentive Stock Plan,  filed as
an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

* **          (qq)     Belmont Homes, Inc. 1994 Non-Qualified  Stock Option Plan
for Non-Employee Directors, filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

*             (rr)     $2,000,000  Line  of  Credit,  dated  January  11,  1995,
between Belmont Homes, Inc. and Colonial Bank, filed as an Exhibit to Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

* (ss) $10,000,000 Revolving Credit Note, dated November 10, 1995, between Belmont Homes, Inc. and Bank of Mississippi, filed as an Exhibit to Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-80823.

* (tt) $10,000,000 Loan and Security Agreement, dated November 10, 1995, between Belmont Homes, Inc. and Bank of Mississippi, filed as an Exhibit to Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-80823.

 * (uu) Stock Purchase Agreement dated October 25, 1996, among Belmont Homes, Inc., Bellcrest Holding Co., Inc., G. Hiller Spann, Joe H. Bell, James M. Birdwell and Delroy Dailey, Jr., filed as an exhibit to Belmont Homes, Inc. Current Report on Form 8-K filed November 13, 1996, File No. 0-26142.

* (vv) First Amendment to Stock Purchase Agreement between Belmont Homes, Inc. and the former shareholders of Bellcrest Homes, Inc. filed as Exhibit 10.1 to Belmont Homes, Inc. Current Report on Form 8-K filed on September 8, 1997.

* (ww) Form of Indemnification Agreement between Belmont Homes, Inc. and the Directors and Executive Officers of Belmont Homes, Inc., filed as
Exhibit 10.2 to Belmont Homes, Inc. Current Report on Form 8-K filed on September 8, 1997.

              (xx) Agreement dated March 10, 1998, by and between Cavalier Acceptance Corporation and Green Tree Financial Servicing Corporation.

              (yy) Lease Agreement between the Industrial Developement Board of the Town of Addison and Cavalier Homes of Alabama, a division of Cavalier Manufacturing, Inc., dated November 1, 1997.

              (zz) Commercial Sub-Lease and Agreement between Perfect Panels, Inc. and Quality Housing Supply, Inc., dated July 1, 1996.

(11)              Statement re Computation of Per Share Earnings.

(21)              Subsidiaries of the Registrant.

(23)(a)           Consent of Deloitte & Touche LLP.

(23)(b)           Consent of KPMG Peat Marwick LLP

(23)(c)           Consent of Alday, Tillman, Giles & Wright, P. C.

(27)              Amended Financial Data Schedule.

(99)(a)           Independent Auditor's Report of KPMG Peat Marwick LLP

(99)(b)           Independent Auditor's Report of Alday, Tillman, Giles
                  & Wright, P. C.

*        Incorporated by reference herein.
**       Management contract or compensatory plan or arrangement.

(b)      Reports on Form 8-K.
         The Company filed a Current Report on Form 8-K on December 11, 1997, reporting as an Other Event a prospectus supplement with respect to the institution of certain legal proceedings against Belmont Homes, Inc. and other defendants.

              "Safe Harbor" Statement under the Private Securities
                         Litigation Reform Act of 1995:

With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K (including statements regarding trends in the industry and the business and growth and financing strategies of the Company), as well as those statements specifically designated with an asterisk (*), or which contain the words "estimates," "projects," "intends," "believes," "anticipates," "expects," and words of similar import, constitute forward-looking statements, are based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and words involve known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. Such assumptions, risks, uncertainties and factors include those associated with general economic and business conditions; manufactured
housing  and  retail  consumer   financing   industry  trends,  cyclicality  and
seasonality; availability of consumer and dealer financing; changes and volatility and uncertainty in interest rates; the sufficiency of reserves established for installment contract receivables; warranty, product liability, workers' compensation and other litigation arising in the course of the Company's manufacturing and financial services business; contingent repurchase and guaranty obligations; dependence on key personnel and favorable relationships with employees; demographic changes; whether the current and emerging generations of retirees will have the same interest in purchasing manufactured homes; competition; raw material and labor costs and availability; import protection and regulation; relationships with and dependence on customers, distributors and dealers; changes in the business strategy or development plans of the Company; the availability, terms and deployment of capital; changes in or the failure to comply with government regulations; and the inability or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company; and other assumptions, risks, uncertainties and factors reflected from time to time in the Company's filings with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   CAVALIER HOMES, INC.
                                                   --------------------
                                                   Registrant


                                                   By:/s/ DAVID A. ROBERSON
                                                   ------------------------
                                                   Its President


                                                   Date: March 30, 1998


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                                   Title                      Date

/s/ DAVID A. ROBERSON              Director and Principal         March 30, 1998
---------------------------          Executive Officer

/s/ MICHAEL R. MURPHY               Director and Principal        March 30, 1998
----------------------------   Financial and Accounting Officer

/s/ BARRY DONNELL             Chairman of the Board and Director  March 30, 1998
----------------------------

/s/ THOMAS A. BROUGHTON, III               Director               March 30, 1998
----------------------------

/s/ JOHN W LOWE                            Director               March 30, 1998
 ---------------------------

/s/ LEE ROY JORDAN                         Director               March 30, 1998
----------------------------

/s/ GERALD R. MOORE                        Director               March 30, 1998
----------------------------

/s/ A. DOUGLAS JUMPER, SR.                 Director               March 30, 1998
----------------------------

/s/ MIKE KENNEDY                           Director               March 30, 1998
----------------------------

                                     INDEX



Exhibit
Number
-------

(10)          Material Contracts

              (j)      Amendment  to  Cavalier  Homes, Inc. Key
Employee Stock Incentive Plan, effective December 30, 1997.

              (k)      Amendment  to  Cavalier Homes,  Inc.  Key
Employee Stock Incentive Plan, effective January 23, 1998.

              (n) Amendment to Cavalier Homes, Inc. Amended and Restated Nonemployee Directors Plan.

              (v) Commitment Letter from First Commercial Bank regarding a two-year renewal to the Company's Loan Agreement.

              (xx) Agreement dated March 10, 1998, by and between Cavalier Acceptance Corporation and Green Tree Financial
Servicing Corporation.

              (yy)     Lease Agreement between the Industrial
Developement Board of the Town of Addison and  Cavalier  Homes of
Alabama, a division of Cavalier Manufacturing, Inc., dated
November 1, 1997.

              (zz)     Commercial Sub-Lease and Agreement between
Perfect Panels, Inc. and Quality Housing Supply, Inc., dated
July 1, 1996.


(11)              Statement re Computation of Per Share Earnings.

(21)              Subsidiaries of the Registrant.

(23)(a)           Consent of Deloitte & Touche LLP.

(23)(b)           Consent of KPMG Peat Marwick LLP

(23)(c)           Consent of Alday, Tillman, Giles & Wright, P. C.

(27)              Amended Financial Data Schedule. (Filed as an EDGAR
                  Exhibit only)

(99)(a)           Independent Auditor's Report of KPMG Peat Marwick LLP

(99)(b)           Independent Auditor's Report of Alday, Tillman, Giles
                  & Wright, P. C.