Form 10-Q
period 1998-03-27
CAVALIER HOMES INC
filed 1998-05-11
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      March 27, 1998
                                        ------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------     -----------------

                          Commission File Number 1-9792

                              Cavalier Homes, Inc.
                          -----------------------------
             (Exact name of Registrant as specified in its charter)


    Delaware                                                    63-0949734
-----------------                                         ----------------------
(State or other                                               (IRS Employer
jurisdiction of                                           Identification Number)
incorporation or
organization)



            Highway 41 North & Cavalier Road, Addison, Alabama 35540
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (256) 747-0044
               --------------------------------------------------
              (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last year)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                      Outstanding at May 8, 1998
----------------------------                          --------------------------
Common Stock, $.10 Par Value                               20,018,542 Shares

                      CAVALIER HOMES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                        Page No.
Part I.  Financial Information  (Unaudited)                             --------

         Consolidated Condensed Balance Sheets -                           3
         March 27, 1998  and December 31, 1997

         Consolidated Condensed Statements of Income -                     4
         Thirteen Weeks Ended March 27, 1998  and March 28, 1997

         Consolidated Condensed Statements of Cash Flows -                 5
         Thirteen Weeks Ended March 27, 1998  and
         March 28, 1997

         Notes to Consolidated Condensed Financial Statements              6

         Management's Discussion and Analysis of Financial Condition       9
         and Results of Operations

Part II. Other Information

         Item 3.  Legal Proceedings                                       13

         Item 5.  Other Matters                                           13

         Item 6.  Exhibits and Reports on Form 8-K                        13

         Signatures                                                       15

















Certain items in the report that follows are marked with an asterisk (*), indicating that they are subject to the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 found on page 14 of this report.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                              March 27,    December 31,
 ASSETS                                                          1998         1997
 CURRENT ASSETS:                                              ----------   -----------
      Cash and cash equivalents                              $   26,096    $  37,276
      Certificates of deposit, maturing within one year           7,544        4,000
      Accounts receivable, less allowance for
             losses of $1,175                                    32,313        8,449
      Notes and installment contracts receivable - current        1,185        1,561
      Inventories                                                34,609       29,697
      Deferred income taxes                                       7,505        7,240
      Other current assets                                        2,444        1,292
                                                              ---------    ---------
             Total current assets                               111,696       89,515
                                                              ---------    ---------
 PROPERTY, PLANT AND EQUIPMENT (Net)                             53,287       53,434
                                                              ---------    ---------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,130 (1998)
     and $1,272 (1997)                                           23,265       46,614
                                                              ---------    ---------
 GOODWILL, less accumulated amortization of
     $3,349 (1998) and $3,102 (1997)                             19,303       19,551
                                                              ---------    ---------
 OTHER ASSETS                                                     2,520        2,440
                                                              ---------    ---------
 TOTAL                                                       $  210,071   $  211,554
                                                              =========    =========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                      $      385   $    3,271
      Accounts payable                                           19,993        9,575
      Amounts payable under dealer incentive programs            12,391       14,614
      Accrued compensation and related withholdings               6,886        4,294
      Estimated warranties                                       11,801       11,700
      Accrued merger and related costs                            2,390        5,178
      Other accrued expenses                                     14,410       12,399
                                                              ---------    ---------
           Total current liabilities                             68,256       61,031
                                                              ---------    ---------
 DEFERRED INCOME TAXES                                              364          297
                                                              ---------    ---------
 LONG-TERM DEBT                                                   3,915       15,808
                                                              ---------    ---------
 OTHER LONG-TERM LIABILITIES                                        956          867
                                                              ---------    ---------
 STOCKHOLDERS' EQUITY:
      Series A Junior  Participating  Preferred Stock,
         $.01 par value;  200,000 shares
         authorized, none issued
      Preferred stock, $.01 par value;
         300,000 shares authorized, none issued
      Common stock, $.10 par value; authorized
         50,000,000 shares; issued 19,995,497 (1998)
         and 19,941,357 (1997) shares                             2,000        1,994
      Additional paid-in capital                                 57,808       57,228
      Retained earnings                                          76,772       74,329
                                                              ---------    ---------
          Total stockholders' equity                            136,580      133,551
                                                              ---------    ---------
 TOTAL                                                       $  210,071   $  211,554
                                                              =========    =========





 See Notes to Consolidated Condensed Financial Statements

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                              Thirteen Weeks Ended
                                                              ----------------------
                                                              March 27,    March 28,
 REVENUES:                                                       1998         1997
                                                              ---------    ---------
      Net sales                                              $  123,153   $  126,072
      Financial services                                          2,426        1,142
                                                              ---------    ---------
                                                                125,579      127,214
                                                              ---------    ---------
 COST OF SALES                                                  102,783      106,020


 SELLING, GENERAL AND ADMINISTRATIVE:
     Manufacturing                                               16,774       14,237
     Financial services                                             920          646
                                                              ---------    ---------
                                                                120,477      120,903
                                                              ---------    ---------
 OPERATING PROFIT                                                 5,102        6,311
                                                              ---------    ---------
 OTHER INCOME(EXPENSE):
     Interest expense:
        Manufacturing                                              (142)        (250)
        Financial services                                         (283)        (102)
     Other, net                                                     392          498
                                                              ---------    ---------
                                                                    (33)         146
                                                              ---------    ---------
 INCOME BEFORE INCOME TAXES                                       5,069        6,457
                                                              ---------    ---------
 INCOME TAXES                                                     2,027        2,564
                                                              ---------    ---------
 NET INCOME                                                  $    3,042   $    3,893
                                                              =========    =========
 BASIC NET INCOME PER SHARE                                  $      .15   $      .20
                                                              =========    =========
 DILUTED NET INCOME PER SHARE                                $      .15   $      .19
                                                              =========    =========
 WEIGHTED AVERAGE SHARES OUTSTANDING                         19,967,999   19,763,181
                                                             ==========   ==========
 WEIGHTED AVERAGE SHARES OUTSTANDING,
    ASSUMING DILUTION                                        20,160,536   19,980,618
                                                             ==========   ==========













 See Notes to Consolidated Condensed Financial Statements

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                              Thirteen Weeks Ended
                                                              ----------------------
                                                              March 27,    March 28,
                                                                 1998         1997
                                                              ---------    ---------
 OPERATING ACTIVITIES:
   Net income                                                $    3,042   $    3,893
   Adjustments to reconcile net income to net cash
   used in operating activities:
        Depreciation and amortization                             1,971        1,844
        Provision for credit losses and repurchase commitments     (142)         111
        Revenue from sale of installment contracts               (1,126)          -
        (Gain) loss on sale of property, plant and equipment         (2)         (14)
        Equity in net (income) loss of unconsolidated affiliates    (30)          14
        Minority interest in net income of
             consolidated subsidiaries                               89           17
        Compensation related to issuance of stock options            44           37
        Changes in assets and liabilities provided (used) cash:
             Accounts receivable                                (23,864)     (23,270)
             Inventories                                         (4,912)      (4,297)
             Accounts payable                                    10,418       10,299
             Other assets and liabilities                        (1,786)        (627)
                                                              ---------    ---------
        Net cash used in operating activities                   (16,298)     (11,993)
                                                              ---------    ---------
 INVESTING ACTIVITIES:
   Proceeds from the sale of property, plant and equipment            2           18
   Capital expenditures                                          (1,557)      (1,622)
   Purchases of certificates of deposit                          (6,044)          -
   Maturities of certificates of deposit                          2,500        6,199
   Distribution from equity investments                             106          248
   Purchases and originations of notes and
        installment contracts                                    (2,920)      (6,163)
   Proceeds from sale of installment contracts                   26,153           -
   Principal collected on notes and installment contracts         1,714          978
                                                              ---------    ---------
        Net cash provided by (used in) investing activities      19,954         (342)
                                                              ---------    ---------
 FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                -           300
   Payments on long-term debt                                   (14,779)      (2,005)
   Cash dividends paid                                             (599)        (365)
   Proceeds from exercise of stock options                           14            4
   Proceeds from sales of common stock                              528          471
                                                              ---------    ---------
        Net cash used in financing activities                   (14,836)      (1,595)
                                                              ---------    ---------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                      (11,180)     (13,930)
                                                              ---------    ---------
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  37,276       29,751
                                                              ---------    ---------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                    $   26,096   $   15,821
                                                              =========    =========



 See Notes to Consolidated Condensed Financial Statements

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
      For the Thirteen Week Periods Ended March 27, 1998 and March 28, 1997
                (Dollars in Thousands, Except Per Share Amounts)

1.        BUSINESS COMBINATION AND BASIS OF PRESENTATION

                  On December 31, 1997, Belmont Homes, Inc. ("Belmont") was merged with and into a subsidiary of Cavalier Homes, Inc. ("Cavalier"), and 7,555,121 shares of Cavalier's common stock were issued in exchange for all of the outstanding common stock of Belmont. The merger was accounted for as a pooling of interests, and, accordingly, the accompanying consolidated condensed financial statements have been restated to include the financial position, results of operations and cash flows of Belmont for all periods presented. Previously reported amounts for the individual companies have been adjusted for the effect of former equity investments in unconsolidated joint ventures which are now consolidated subsidiaries and for reclassification of certain Belmont amounts to conform to Cavalier's presentation.

                  The accompanying consolidated condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of March 27, 1998, and the results of its operations and its cash flows for the thirteen week periods ended March 27, 1998 and March 28, 1997, respectively. All adjustments are of a normal, recurring nature.

                  The results of operations for the thirteen weeks ended March 27, 1998 are not necessarily indicative of the results to be expected for the full year.

                  During February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings per Share, which is effective for all financial statements issued for periods ending after December 15, 1997, including interim periods. In accordance with this Standard, the Company is now required to report two separate earnings per share numbers, basic and diluted. Both are computed by dividing net income by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS) as detailed below:

                                                                 March 27, 1998     March 28, 1997
                                                                 --------------     --------------
                  Weighted average common shares outstanding         19,967,999         19,763,181

                  Dilutive effect of stock options and warrants         192,537            217,437
                                                                 --------------     --------------

                  Weighted average common shares outstanding,
                       assuming dilution                             20,160,536         19,980,618
                                                                 --------------     --------------

                  Inventories consist primarily of raw materials and are stated at the lower of cost (first-in, first-out method) or market.

     2.   ACCOUNTING STANDARD NOT YET ADOPTED

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

     3.   SUPPLEMENTAL CASH FLOW DISCLOSURES
                                                         Thirteen Weeks Ended
                                                      --------------------------
                                                      March 27,        March 28,
                                                        1998              1997
                                                      --------------------------
         Cash paid for:    Interest                     $445            $  360
                           Income taxes                 $356            $1,003

4.        CREDIT ARRANGEMENTS

         In March 1996, the Company executed an amended $23,000 revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
      For the Thirteen Week Periods Ended March 27, 1998 and March 28, 1997
                (Dollars in Thousands, Except Per Share Amounts)

4.        CREDIT ARRANGEMENTS (continued)

         borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5,000. Interest is payable under the revolving line of credit at the bank's prime rate (8.50% at March 27, 1998).

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

         The Credit Facility contains certain restrictive and financial covenants, which, among other things, limit the aggregate of dividend payments and purchases of treasury stock to 50% of consolidated net income for the two most recent years, contain restrictions on the Company's ability to pledge assets, incur additional indebtedness and make capital expenditures, and require the Company to maintain certain defined financial ratios. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by Cavalier Acceptance Corporation ("CAC"), and the capital stock of certain of the Company's consolidated subsidiaries. The bank's commitment under the Credit Facility expired in April 1998.

         The Company has received a commitment from its primary lender for a two-year renewal amendment to the Credit Facility providing for borrowings of up to $35,000. The renewal provides for a revolving line of credit with a maximum of $10,000 (an increase from $5,000) and a warehouse line of $25,000 (an increase from $18,000) which includes a fixed rate term-loan feature. The Company currently does not expect a material change to the restrictive and financial covenants included in the Credit Facility.

         No amounts were outstanding under the Credit Facility at March 27, 1998.

5.        STOCKHOLDERS' EQUITY

         Cash dividends were paid during this quarter and the previous three quarters as follows (all amounts are per share):

                                                                                Split Adjusted
                               Record Date              Payment Date            Dividend Paid
                               -----------              ------------            -------------
                           January 30, 1998          February 16, 1998          $      .030
                           October 31, 1997          November 14, 1997          $      .018
                           July 31, 1997             August 15, 1997            $      .019
                           April 30, 1997            May 15, 1997               $      .019

6.       COMMITMENTS AND CONTINGENCIES

                  It is customary practice for companies in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of the Company's sales are made to dealers located primarily in the southeast, southwest and midwest regions of the United States and are pursuant to repurchase agreements with lending institutions. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company is contingently liable for an amount estimated to be $166,000 under these agreements as of March 27, 1998, such contingency is mitigated by the fact that (i) sales of manufactured homes are spread over a relatively large number of dealers; (ii) the price the Company is obligated to pay under such repurchase agreements generally declines over the period of the agreement; and (iii) the Company may be able to reduce its losses by the resale value of the homes which may be required to be repurchased. The Company has an allowance for losses of $1,175 based on prior experience and current market conditions. Management expects no material loss in excess of the allowance.*

----------------------------------------
*  See Safe Harbor Statement on page 14.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
      For the Thirteen Week Periods Ended March 27, 1998 and March 28, 1997
                (Dollars in Thousands, Except Per Share Amounts)

6.    COMMITMENTS AND CONTINGENCIES (continued)

                  The Company's workmen's compensation, product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses are adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At March 27, 1998, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $5,700 in the event that additional losses are reported related to prior periods.

                  The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Courts have certified several of these types of cases as class actions recently, and many of these types of cases have resulted in large damage awards, especially large punitive damage awards. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company. * However, the potential exists for unanticipated material adverse judgments against the Company.

                  The Company and certain of its equity partners have jointly and severally guaranteed revolving notes for two companies and a letter of credit for one company in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $1,500. At March 27, 1998, $3,000 was outstanding under the various guarantees, of which the Company had guaranteed $720.



---------------------------------------
* See Safe Harbor Statement on page 14.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 27, 1998

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

The Company's business is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. According to the Manufactured Housing Institute ("MHI"), the manufactured housing industry posted gains in shipments from 1992 through 1996, with approximate total annual shipments of 211,000 (1992) increasing to 363,000
(1996), and with the greatest gains occurring in the southeastern United States. The Company conducts a substantial portion of its business in the southeastern United States and attributes past years' strong shipment growth to a reduction of alternative housing, increased availability of retail financing, increased consumer confidence and continuing strength in the national economy. However, the manufactured housing industry has, over the past several years, also experienced increases in both the number of retail dealers and manufacturing capacity, which the Company believes is currently resulting in slower retail turnover, higher dealer inventories, lower order backlogs and increased price competition. According to MHI, industry statistics reflected a decrease in home shipments of 2.8% in 1997 as compared to 1996, with shipments of 353,000 (1997) compared to 363,000 (1996), and with large declines occurring in Alabama, Mississippi and South Carolina, all substantial markets for the Company. It is possible that these developments may signal a return to seasonality in the Company's manufacturing business, which was not a significant factor during the period from 1992 through 1996, with sales of homes being stronger in April through October and weaker during the first and last part of the calendar year.* It is also possible that these developments could mean that the industry is entering a downturn in its cycle. * As a whole, the industry appears to have improved year-to-date through February 1998, with MHI reporting industry shipments increased over 1997 by 3.2%. While several of the Company's core states, including Alabama and Texas, reported increased shipments through February 1998, North and South Carolina as well as other states in which the Company does significant business reported declines in shipments. The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors will have on the Company's future sales and earnings. *

Results of Operations

The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of net sales or total revenue:

STATEMENT OF INCOME SUMMARY                                      For the Thirteen Weeks Ended
                                         ------------------------------------------------------------------------
(Dollars in Thousands)                       March 27, 1998            March 28, 1997             Difference
                                         ---------------------     ---------------------     ---------------------
Net Sales                                $  123,153     100.0%     $  126,072     100.0%     $   (2,919)     -2.3%
Cost of Sales                               102,783      83.5%        106,020      84.1%         (3,237)     -3.1%
                                          ---------     ------      ---------     ------      ---------     ------
     Gross Profit on Sales               $   20,370      16.5%     $   20,052      15.9%     $      318       1.6%
                                          =========                 =========                 =========
Net Sales                                $  123,153                $  126,072                $   (2,919)     -2.3%
Financial Services                            2,426                     1,142                     1,284     112.4%
                                          ---------                 ---------                 ---------
     Total Revenue                       $  125,579     100.0%     $  127,214     100.0%     $   (1,635)     -1.3%
                                          =========                 =========                 =========
Selling, General and Administrative      $   17,694      14.1%     $   14,883      11.7%     $    2,811      18.9%
Operating Profit                         $    5,102       4.1%     $    6,311       5.0%     $   (1,209)    -19.2%
Other Income (Expense)                   $      (33)      0.0%     $      146       0.1%     $     (179)   -122.6%
Net Income                               $    3,042       2.4%     $    3,893       3.1%     $     (851)    -21.9%

----------------------------------------
*  See Safe Harbor Statement on page 14.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 27, 1998

OPERATING DATA SUMMARY                                      For the Thirteen Weeks Ended
                                                         -----------------------------------
(Dollars in Thousands)                                   March 27, 1998       March 28, 1997
                                                         --------------       --------------
Installment Loan Purchases                               $    2,717           $    5,863
Capital Expenditures                                     $    1,557           $    1,622
Home Shipments                                                5,095                5,416
Floor Shipments                                               7,544                7,605
Independent Exclusive Dealer Locations                          134                  122
Home Manufacturing Facilities                                    22                   24

Net Sales. The Company experienced a decline in net sales for the thirteen week period ended March 27, 1998 over the comparable 1997 period of $2,919,000 (2.3%). The Company believes the decline in net sales for the first quarter is attributable to continuing competition in the industry in certain markets served by the company related to an increase in manufacturing capacity, higher dealer inventories and slower retail turnover, combined with the impact of the process of integrating Belmont and Cavalier and the absence of a one-time sales order ($579,000) from an emergency services agency the Company experienced in the first quarter of 1997. Homes sold for the first quarter decreased from the comparable period in the prior year by 321 homes (5.9%); however, floor shipments declined only slightly by 61 floors, less than 1%, as the Company's product mix continued to shift from single-section homes to multi-section homes. During the thirteen weeks ended March 27, 1998, 48% of the Company's homes sold were multi-section homes, compared to 40% for the previous year's comparable period. As part of the Company's marketing program, the exclusive dealer distribution system has grown to 134 independent exclusive dealer locations, up from 122 dealer locations at the end of the first quarter of 1997.

Financial Services Revenue. Financial services revenue during the current thirteen week period increased $1,284,000 or 112.4% over the comparable period in the previous year, primarily due to the sale of a portion of CAC's loan portfolio in March of 1998, resulting in increased financial services revenue of $1,126,000.

Selling, General and Administrative. Selling, general and administrative expense increased $2,811,000 during the current thirteen week period over the previous year's comparable period. This increase is primarily attributable to a $274,000 increase in CAC's administrative costs, consistent with its growth, and expenses related to the Company's expanded marketing programs of $1,074,000. Selling, general and administrative expense as a percentage of total revenue was 14.1% and 11.7% of sales for the thirteen week period ended March 27, 1998 and March 28, 1997, respectively.

Other Income (Expense).

Interest Expense. Interest expense increased by $73,000 for the thirteen week period ended March 27, 1998, as compared to the applicable 1997 period, due to increased borrowings, incurred primarily to fund the Company's financial services segment, until March 1998 when the related financial services debt was paid with the proceeds from the sale of a portion of CAC's loan portfolio.

Other, net. Other, net, declined by $106,000 for the thirteen week period ended March 27, 1998, as compared to the applicable 1997 period. Other, net, is primarily comprised of interest income, gains or losses on sales of investments, and equity earnings in investments accounted for on the equity basis of accounting. The decrease in other, net, is primarily due to a $120,000 reduction in income on stock funds which were sold during the first quarter of 1997.

Net Income. As discussed above, the Company was impacted during the first quarter by the continuing competition in the manufactured housing industry in certain markets served by the Company as well as the impact of the process of integrating Belmont and Cavalier. Basic net income per share during the current thirteen week period was $.15 as compared to $.20 from the previous year's comparable period. Net income per share has been adjusted for all previous stock splits effected by the Company.

Installment Loan Purchases. During the first quarter of 1998, installment loan purchases were $2,717,000 compared to $5,863,000 for the comparable period in 1997. Installment loan purchases were lower as a result of increasingly competitive conditions in the financial services in the industry.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 27, 1998

Liquidity and Capital Resources

The following table sets forth certain items relating to the measurement of liquidity and capital resources from the Company's consolidated condensed financial statements for the dates indicated:

BALANCE SHEET SUMMARY                                                Balances as of
                                                         --------------------------------------
(Dollars in Thousands)                                   March 27, 1998       December 31, 1997
                                                         --------------       -----------------
Cash and Cash Equivalents                                $   26,096            $  37,276
Certificates of deposit maturing within one year         $    7,544            $   4,000
Accounts Receivable                                      $   32,313            $   8,449
Working Capital                                          $   43,440            $  28,484
Current Ratio                                              1.6 to 1             1.5 to 1
Long-Term Debt                                           $    3,915            $  15,808
Ratio of Long-Term Debt to Equity                           1 to 35               1 to 8
Installment Loan Portfolio                               $   25,210            $  49,146


The increase in working capital, increase in current ratio, decrease in long term-debt, decrease in ratio of long-term debt to equity and decrease in the installment loan portfolio is primarily due to the sale of a portion of CAC's loans having an outstanding principal balance of $25,027,000 for cash of $26,153,000, of which approximately $14 million was used to retire debt in March 1998.

The increase in accounts receivable from December 31, 1997 to March 27, 1998, is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, and during this time, the Company collects the majority of its outstanding receivables.

The Company's capital expenditures were approximately $1,557,000 for the thirteen weeks ended March 27, 1998, as compared to $1,622,000 for the comparable period of 1997. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the continued expansion and modernization of certain of the Company's manufacturing facilities.

The Company's primary business segment is the production and sale of manufactured housing. In 1992, the Company began the operations of CAC to fund the purchase of installment sale contracts originated with the retail customers of the Company's independent exclusive dealers. As the operations of CAC expanded, in February 1994, the Company entered into a credit facility with its primary lender (the "Credit Facility") (see footnote 4 to the consolidated condensed financial statements included herein) to provide additional funds for CAC's growth.

The Credit Facility presently consists of a $23 million revolving, warehouse and term-loan agreement. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $5 million. Interest is payable under the revolving line of credit at the bank's prime rate. The warehouse and term-loan agreements contained in the Credit Facility provide for borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $18 million. Interest on the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 2%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus .75%. The warehouse component of the Credit Facility provides for borrowings of up to $2 million with interest payable at the bank's prime rate plus 1%. The Credit Facility contains certain restrictive covenants which limit, among other things, the Company's ability to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1 million without written notice to the lender, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $2.5 million and (iv) make capital expenditures in excess of $6 million. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $3.5 million), tangible net worth (which must increase at least $2 million per year, subject to a carryover for increases in excess of $2 million in the prior year), debt to equity ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.5 to 1). The Credit Facility also requires CAC to comply with certain specified restrictions and financial covenants.

The Company has received a commitment from its primary lender for a two-year renewal amendment to the Credit Facility, which expired in April 1998, providing for borrowings of up to $35 million. The renewal provides for a revolving line of credit with a maximum of $10 million (an increase from $5 million) and a warehouse line of $25 million (an increase from $18 million) and includes a

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                 March 27, 1998

fixed rate term-loan feature. The Company currently does not expect a material change to the restrictive and financial covenants included in the Credit Facility. *

Since its inception, CAC has been restricted in the amounts of loans it could purchase based on restricted underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. In February 1998, CAC entered into an agreement (the "Retail Finance Agreement"), with another lender providing for the periodic resale of a portion of CAC's loans that meet established criteria. On March 13, 1998, CAC sold loans to this lender having an outstanding principal amount of approximately $25 million for cash in the approximate amount of $26 million, of which $14 million was used to retire debt. The effect of this transaction on net income would be to reduce the amount of financial services revenue for interest income on this portion of the portfolio, offset by reduced interest expense on retired debt and earnings on the remaining proceeds. The Company believes the periodic sale of installment contracts receivable under the Retail Finance Agreement will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CAC to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under this agreement, or that CAC and the Company will be able to realize the expected benefits from such agreement. *

The Company's growth strategy currently includes the continued expansion of financial services, component supply operations, and its independent dealer network and the pursuit of additional acquisitions. The Company may also utilize funds in the acquisition or establishment of retail sales centers as well as manufactured housing community development. Accordingly, it is likely that the Company will incur additional debt, or other forms of financing, in order to continue to fund the pursuit of such growth strategies. * The Company currently believes existing cash and investment balances (which include proceeds from the sale of a portion of its installment loan portfolio described above) and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund the Company's operations and plans for the next twelve months. * In order to provide additional funds for continued pursuit of the Company's growth strategies and for operations, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. * The Company may continue to engage in other transactions, such as selling or securitizing all or portions of its installment loan portfolio, that are designed to facilitate the ability of the Company to originate an increased volume of loans and to reduce the Company's exposure to interest rate fluctuations and has recently entered into such a transaction pursuant to the Retail Finance Agreement, as further described above. * There can be no assurance that such possible additional financing, or the aforementioned potential transactions involving the Company's installment loan portfolio, will be available on terms acceptable to the Company. It is possible that a future lack of financing or a prolonged downturn in industry conditions could cause the Company to curtail the expansion of financial services or otherwise alter its growth strategies. *

----------------------------------------
*  See Safe Harbor Statement on page 14.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                 March 27, 1998

ITEM 3            LEGAL PROCEEDINGS

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31,1997 under the heading "Item 3 - Legal Proceedings." With respect to the suit against Belmont Homes, Inc. and certain other defendants referenced therein, on May 6, 1998, the Circuit Court of Madison County, Alabama, upon motion of the defendants, transferred the case to the Circuit Court of Franklin County, Alabama. The description of legal proceedings in the Company's Form 10-K otherwise remains unchanged.

ITEM 5            OTHER MATTERS

The Board of Directors has declared its regular quarterly cash dividend of $.03 per share payable on May 15, 1998 to stockholders of record on April 30, 1998.


ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed with this report are listed below. The Company will furnish upon request the exhibit listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.

         (a)       (3)     Articles of Incorporation and By-laws.
                           (a) The   Amended   and   Restated   Certificate   of
                               Incorporation of the Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and the amendment thereto, filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997, is incorporated herein by reference.
                           (b) The Certificate of Designation of Series A Junior
                               Participating Preferred Stock of Cavalier Homes, Inc. as filed with the Office of the Delaware Secretary of State on October 24, 1996 and filed as Exhibit A to Exhibit 4 to the Company's
                               Registration  Statement  on  Form  8-A  filed  on
                               October 30, 1996, is incorporated herein by reference.
                           (c) The Amended and Restated  By-laws of the Company,
                               filed as Exhibit 3(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997, and the amendment thereto filed as
                               Exhibit 3(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997, is incorporated herein by reference.

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

                  (10)     Material Contracts.
                           (a) Amended  and  Restated  Finance  Agreement  among
                               Cavalier Manufacturing, Inc., Cavalier Acceptance Corporation and certain related entities and Green Tree Financial Corp. and certian related entities.
                           (b) Lease  Agreement  with  Option to Purchase  dated
                               November 29, 1995 between Winfield Industrial Properties, Inc. and Superior Door Company, Inc., predecessor to Quality Housing Supply, LLC.

                  (11)     Statement re:  Computation of Net Income per
                               Common Share.

                  (27)     Article 5 - Financial  Data  Schedule   and  Restated
                  Financial Data Schedule for Form 10-Q submitted as Exhibit 27 as an EDGAR filing only.

         (b)      Current Report on Form 8-K.

                           (i) The Company filed a Current Report on Form 8-K on
                               January 15, 1998, with respect to the completion of the Merger with Belmont Homes, Inc.
                          (ii) The Company filed a Current  Report on Form 8-K/A
                               on March 16, 1998, with respect to the completion of the Merger with Belmont Homes, Inc., to include as additional items and exhibits certain financial statements regarding the Company and Belmont, and related consents of independent auditors.
                         (iii) The  Company  filed a  Current  Report  on Form
                               8-K/A on March 17, 1998, to include the Restated Financial Data Schedule for Form 8-K/A filed on March 16, 1998.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                 March 27, 1998

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

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                 March 27, 1998



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Cavalier Homes, Inc.
                                               ---------------------------------
                                               Registrant




Date: May 11, 1998                             /s/ David A. Roberson
                                               ---------------------------------
                                               David A. Roberson - President
                                                   and Chief Executive Officer


Date: May 11, 1998                             /s/ Michael R. Murphy
                                               ---------------------------------
                                               Michael R. Murphy - Chief
                                                  Financial Officer (Principal
                                               Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit No.                    Exhibit

(10) (a) Amended and Restated Finance Agreement among Cavalier Manufacturing, Inc., Cavalier Acceptance Corporation and certain related entities and Green Tree Financial Corp. and certian related entities.

(10) (b) Lease Agreement with Option to Purchase dated November 29, 1995 between Winfield Industrial Properties, Inc. and Superior Door Company, Inc., predecessor to Quality Housing Supply, LLC.

(11)                           Statement re:  Computation of Net Income per
                               Common Share.

(27) Article 5 - Financial Data Schedule and Restated Financial Data Schedule for Form 10-Q submitted as Exhibit 27 as an EDGAR filing only.