Form 10-Q
period 1998-06-26
CAVALIER HOMES INC
filed 1998-08-10
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q
                                    ---------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      June 26, 1998
                                         ------------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                to
                                        --------------     --------------
                          Commission File Number 1-9792

                              Cavalier Homes, Inc.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)


        Delaware                                                63-0949734
----------------------------                              ----------------------
(State or other jurisdiction                                  (IRS Employer
    of incorporation or                                   Identification Number)
      organization)



            Highway 41 North & Cavalier Road, Addison, Alabama 35540
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (256) 747-0044
               -------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                                    Outstanding at August 7, 1998
----------------------------                       -----------------------------
Common Stock, $.10 Par Value                             20,105,322 Shares

                      CAVALIER HOMES, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----

                                                                        Page No.
Part I.  Financial Information  (Unaudited)
                                                                        --------
         Consolidated Condensed Balance Sheets -                           3
         June 26, 1998  and December 31, 1997

         Consolidated Condensed Statements of Income -                     4
         Thirteen and Twenty-six Weeks Ended June 26, 1998
         and June 27, 1997

         Consolidated Condensed Statements of Cash Flows -                 5
         Twenty-six Weeks Ended June 26, 1998  and
         June 27, 1997

         Notes to Consolidated Condensed Financial Statements              6

         Management's Discussion and Analysis of Financial                 9
         Condition and Results of Operations

Part II. Other Information

         Item 1.  Legal Proceedings                                       14

         Item 4.  Submission of Matters to a Vote of Security             14
                  Holders

         Item 5.  Other Matters                                           14

         Item 6.  Exhibits and Reports on Form 8-K                        15

         Signatures                                                       17













Certain items in the report that follows are marked with an asterisk (*), indicating that they are subject to the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 found on page 16 of this report.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                                                   June 26,      December 31,
 ASSETS                                                                              1998            1997
 CURRENT ASSETS:                                                                _____________   ____________
      Cash and cash equivalents                                                 $    45,456     $    37,276
      Certificates of deposit, maturing within one year                                   -           4,000
      Accounts receivable, less allowance for
             losses of $1,185 (1998) and $1,175 (1997)                               35,254           8,449
      Notes and installment contracts receivable - current                            1,231           1,561
      Inventories                                                                    34,820          29,697
      Deferred income taxes                                                           7,770           7,240
      Other current assets                                                            2,318           1,292
                                                                                _____________   ____________
             Total current assets                                                   126,849          89,515
                                                                                _____________   ____________
 PROPERTY, PLANT AND EQUIPMENT (Net)                                                 54,603          53,434
                                                                                _____________   ____________
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $813 (1998)
     and $1,272 (1997)                                                               23,326          46,614
                                                                                _____________   ____________
 GOODWILL, less accumulated amortization of
     $3,610 (1998) and $3,102 (1997)                                                 20,003          19,551
                                                                                _____________   ____________
 OTHER ASSETS                                                                         2,522           2,440
                                                                                _____________   ____________
 TOTAL                                                                          $   227,303    $    211,554
                                                                                =============   ============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                         $       392    $      3,271
      Notes payable                                                                   2,446               -
      Accounts payable                                                               21,279           9,575
      Amounts payable under dealer incentive programs                                15,579          14,614
      Accrued compensation and related withholdings                                   9,269           4,294
      Estimated warranties                                                           12,100          11,700
      Accrued merger and related costs                                                1,871           5,178
      Other accrued expenses                                                         17,048          12,399
                                                                                _____________   ____________
           Total current liabilities                                                 79,984          61,031
                                                                                _____________   ____________
 DEFERRED INCOME TAXES                                                                  431             297
                                                                                _____________   ____________
 LONG-TERM DEBT                                                                       3,881          15,808
                                                                                _____________   ____________
 OTHER LONG-TERM LIABILITIES                                                          1,096             867
                                                                                _____________   ____________
 STOCKHOLDERS' EQUITY:
      Series A Junior Participating Preferred Stock, $.01 par value;
         200,000 shares authorized, none issued
      Preferred stock, $.01 par value;
         300,000 shares authorized, none issued
      Common stock, $.10 par value; authorized
         50,000,000 shares; issued 20,079,751 (1998)
         and 19,941,357 (1997) shares                                                 2,008           1,994
      Additional paid-in capital                                                     58,662          57,228
      Retained earnings                                                              81,241          74,329
                                                                                _____________   ____________
          Total stockholders' equity                                                141,911         133,551
                                                                                _____________   ____________
 TOTAL                                                                          $   227,303    $    211,554
                                                                                =============   ============

            See Notes to Consolidated Condensed Financial Statements

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                        Thirteen Weeks Ended          Twenty-six Weeks Ended
                                                    ____________________________  ___________________________
                                                       June 26,       June 27,       June 26,        June 27,
                                                         1998           1997           1998            1997
 REVENUES:                                          ____________    ____________  ___________    ____________
      Net sales                                    $    166,586    $    159,629   $   289,739   $    285,701
      Financial services                                  1,027           1,296         3,453          2,438
                                                    ____________    ____________  ___________    ____________
                                                        167,613         160,925       293,192        288,139
                                                    ____________    ____________  ___________    ____________

 COST OF SALES                                          136,153         133,652       238,908        239,068


 SELLING, GENERAL AND ADMINISTRATIVE:
     Manufacturing                                       22,474          17,589        39,248         32,401
     Financial services                                     780             745         1,728          1,420
                                                    ____________    ____________  ___________    ____________
                                                        159,407         151,986       279,884        272,889
                                                    ____________    ____________  ___________    ____________
 OPERATING PROFIT                                         8,206           8,939        13,308         15,250
                                                    ____________    ____________  ___________    ____________
 OTHER INCOME(EXPENSE):
     Interest expense:
        Manufacturing                                      (131)           (173)         (273)          (423)
        Financial services                                    2            (221)         (281)          (323)
     Life Insurance Proceeds                                  -           1,500             -          1,500
     Other, net                                             492             367           884            865
                                                    ____________    ____________  ___________    ____________
                                                            363           1,473           330          1,619
                                                    ____________    ____________  ___________    ____________
 INCOME BEFORE INCOME TAXES                               8,569          10,412        13,638         16,869
                                                    ____________    ____________  ___________    ____________
 INCOME TAXES                                             3,500           3,532         5,527          6,096
                                                    ____________    ____________  ___________    ____________
 NET INCOME                                      $        5,069    $      6,880    $    8,111   $     10,773
                                                    ============    ============  ===========    ============
 BASIC NET INCOME PER SHARE                      $          .25    $        .35    $      .41   $        .54
                                                    ============    ============  ===========    ============
 DILUTED NET INCOME PER SHARE                    $          .25    $        .34    $      .40   $        .54
                                                    ============    ============  ===========    ============
 WEIGHTED AVERAGE SHARES OUTSTANDING                 20,044,585      19,807,235    20,006,292     19,785,208
                                                    ============    ============  ===========    ============
 WEIGHTED AVERAGE SHARES OUTSTANDING,
    ASSUMING DILUTION                                20,427,558      19,999,103    20,294,047     19,989,861
                                                    ============    ============  ===========    ============













            See Notes to Consolidated Condensed Financial Statements

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (UNAUDITED)

                                                                                     Twenty-six Weeks Ended
                                                                                ______________________________
                                                                                    June 26,        June 27,
                                                                                      1998            1997
 OPERATING ACTIVITIES:                                                          _____________   ______________
   Net income                                                                   $     8,111    $     10,773
   Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                                 4,005           3,738
        Provision for credit losses and repurchase commitments                         (469)            234
        Gain on sale of installment contracts                                        (1,283)              -
        (Gain) loss on sale of property, plant and equipment                             (1)            284
        Equity in net income of unconsolidated affiliates                              (101)           (187)
        Minority interest in net income of consolidated subsidiaries                    229              40
        Compensation related to issuance of stock options                               119              72
        Changes in assets and liabilities provided (used) cash, net of effects of acquisitions:
             Accounts receivable                                                    (26,731)        (21,095)
             Inventories                                                             (2,276)         (3,660)
             Accounts payable                                                        11,645           4,999
             Other assets and liabilities                                             6,219           3,227
                                                                                _____________   ______________
        Net cash used in operating activities                                          (533)         (1,575)
                                                                                _____________   ______________
 INVESTING ACTIVITIES:
   Proceeds from the sale of property, plant and equipment                               32              28
   Net cash paid in connection with acquisitions                                     (1,199)           (871)
   Capital expenditures                                                              (4,420)         (4,956)
   Purchases of certificates of deposit                                              (6,044)              -
   Maturities of certificates of deposit                                             10,044           2,743
   Distribution from equity investments                                                  66             248
   Proceeds from sale or maturity of marketable securities                                -           1,097
   Purchases and originations of notes and installment contracts                     (7,245)        (10,934)
   Proceeds from sale of installment contracts                                       29,662               -
   Principal collected on notes and installment contracts                             2,901           2,017
                                                                                _____________   ______________
        Net cash provided by (used in) investing activities                          23,797         (10,628)
                                                                                _____________   ______________
 FINANCING ACTIVITIES:
   Proceeds from long-term borrowings                                                     -           8,552
   Net payments on notes payable                                                       (408)              -
   Payments on long-term debt                                                       (14,806)         (5,213)
   Cash dividends paid                                                               (1,199)           (731)
   Proceeds from exercise of stock options                                              165               4
   Net proceeds from sales of common stock                                            1,164             956
                                                                                _____________   ______________
        Net cash provided by (used in) financing activities                         (15,084)          3,568
                                                                                _____________   ______________
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                            8,180          (8,635)
                                                                                _____________   ______________
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      37,276          29,751
                                                                                _____________   ______________
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    45,456    $     21,116
                                                                                =============   ==============




            See Notes to Consolidated Condensed Financial Statements

                                      -5-

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                  For the Thirteen and Twenty-six Week Periods
                      Ended June 26, 1998 and June 27, 1997
                (Dollars in Thousands, Except Per Share Amounts)

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

                   The accompanying  consolidated condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of June 26, 1998, and the results of its operations and its cash flows for the thirteen and twenty-six week periods ended June 26, 1998 and June 27, 1997, respectively. All adjustments are of a normal, recurring nature.

                   The results of  operations  for the thirteen  and  twenty-six
                  week  periods   ended  June  26,  1998  are  not   necessarily
                  indicative of the results to be expected for the full year.

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

                                                Thirteen Weeks Ended             Twenty-six Weeks Ended
                                            ---------------------------     ----------------------------
                                              June 26,        June 27,         June 26,        June 27,
                                                1998            1997             1998            1997
                                            ------------    -----------     ------------    ------------
 BASIC & DILUTED
      Net Income                            $     5,069     $     6,880     $     8,111     $    10,773
                                            ============    ===========     ============    ============
 SHARES:


  Weighted average common shares
     outstanding (basic)                      20,044,585      19,807,235     20,006,292      19,785,208

  Dilutive effect if stock options
     were exercised                              382,973         191,868        287,755         204,653
                                            ------------    -----------     ------------    ------------
  Weighted average common shares
     outstanding,assuming dilution (diluted)  20,427,558      19,999,103     20,294,047      19,989,861
                                            ============    ===========     ============    ============


                 - Inventories consist primarily of raw materials and are stated
                  at the lower of cost (first-in, first-out method) or market.

                 - Certain amounts from the prior periods have been reclassified to conform to the 1998 presentation.

                 - In April 1998, the Company purchased substantially all of the assets and assumed certain existing liabilities of The Home Place, Inc. for a net cash payment of $1,199.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                  For the Thirteen and Twenty-six Week Periods
                      Ended June 26, 1998 and June 27, 1997
                (Dollars in Thousands, Except Per Share Amounts)

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


3.       SUPPLEMENTAL CASH FLOW DISCLOSURES          Twenty-Six Weeks Ended
                                                  ------------------------------
                                                   June 26,            June 27,
                                                     1998                1997
                                                  ----------          ----------
         Cash paid for:    Interest               $   553             $   712
                           Income taxes           $ 4,576             $ 5,146

4.        CREDIT ARRANGEMENTS

         In June 1998, the Company executed an amended $35,000 revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $10,000. Interest is payable under the revolving line of credit at the bank's prime rate (8.50% at June 26, 1998), or, if elected by the Company, the 90-day LIBOR Rate plus 2.5% (8.19% at June 26, 1998).

         The warehouse and term-loan agreements contained in the Credit Facility provide for borrowings of up to 80% of the Company's eligible (as defined) installment sale contracts, up to a maximum of $25,000. Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, and floats for the remaining two years at a rate (subject to certain limits) equal to the bank's prime rate plus .75%. The warehouse component of the Credit Facility provides for borrowings of up to $25,000 with interest payable at the bank's prime rate, or, if elected by the Company, the 90-day LIBOR Rate plus 2.5%. However, in no event may the aggregate outstanding borrowings under the warehouse and term-loan agreement exceed $25,000.

         The Credit Facility contains certain restrictive and financial covenants, which, among other things, limit the aggregate of dividend payments and purchases of treasury stock to 50% of consolidated net income for the two most recent years, contain restrictions on the Company's ability to pledge assets, incur additional indebtedness and make capital expenditures, and require the Company to maintain certain defined financial ratios. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by Cavalier Acceptance Corporation ("CAC"), and the capital stock of certain of the Company's consolidated subsidiaries. The bank's commitment under the Credit Facility expires in April 2000.

         No amounts were outstanding under the Credit Facility at June 26, 1998.

5.        STOCKHOLDERS' EQUITY

         Cash dividends were paid during this quarter and the previous three quarters as follows (all amounts are per share):


               Record Date              Payment Date            Dividend Paid
               -----------              ------------            -------------
             April 30, 1998            May 15, 1998              $      .030
             January 30, 1998          February 16, 1998         $      .030
             October 31, 1997          November 14, 1997         $      .018
             July 31, 1997             August 15, 1997           $      .019

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                  For the Thirteen and Twenty-six Week Periods
                      Ended June 26, 1998 and June 27, 1997
                (Dollars in Thousands, Except Per Share Amounts)

6.       COMMITMENTS AND CONTINGENCIES

             -     It is customary  practice for  companies in the  manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of the Company's sales are made to dealers located primarily in the southeast, southwest and midwest regions of the United States and are pursuant to repurchase agreements with lending institutions. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company is contingently liable for an amount estimated to be $193,000 under these agreements as of June 26, 1998, such contingency is mitigated by the fact that (i) sales of manufactured homes are spread over a relatively large number of dealers; (ii) the price the Company is obligated to pay under such repurchase agreements generally declines over the period of the agreement; and (iii) the Company may be able to reduce its losses by the resale value of the homes which may be required to be repurchased. The Company has an allowance for losses of $1,185 based on prior experience and current market conditions. Management expects no material loss in excess of the allowance.*

             -     The Company's workmen's  compensation,  product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses are adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At June 26, 1998, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $5,700 in the event that additional losses are reported related to prior periods.

             -     The Company is engaged in various legal  proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company. * However, the potential exists for unanticipated material adverse judgments against the Company.

             -     The Company and certain of its equity  partners  have jointly and severally guaranteed revolving notes for two companies and a letter of credit for one company in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $1,500. At June 26, 1998, $3,000 was outstanding under the various guarantees, of which the Company had guaranteed $720.

---------------------------------------
* See Safe Harbor Statement on page 16.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 26, 1998

General

The principal business of the Company since its inception in 1984 has been the design, production and sale of manufactured homes. In the first quarter of 1992, the Company, through its wholly owned subsidiary, CAC, commenced retail installment sale financing operations, and by the end of 1993, these operations had become significant enough to require segment reporting by the Company.

Effective December 31, 1997, the Company completed a merger (the "Merger") involving Belmont Homes, Inc. ("Belmont"), whose shares were traded on The Nasdaq National Market under the symbol "BHIX". In the Merger, Belmont became a wholly owned subsidiary of the Company, and each Belmont share issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive 0.80 shares of the common stock of the Company. The Company issued 7,555,121 shares of its common stock in the Merger in exchange for the outstanding shares of Belmont common stock. The Merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the financial position, results of operations and cash flows of Belmont for all periods presented. The information herein is presented on a combined basis.

The Company's business is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. According to the Manufactured Housing Institute ("MHI"), the manufactured housing industry posted gains in shipments from 1992 through 1996, with approximate total annual shipments of 211,000 (1992) increasing to 363,000
(1996), and with the greatest gains occurring in the southeastern United States. The Company conducts a substantial portion of its business in the southeastern United States and attributes past years' strong shipment growth to a reduction of alternative housing, increased availability of retail financing, increased consumer confidence and continuing strength in the national economy. However, the manufactured housing industry has, over the past several years, also experienced increases in both the number of retail dealers and manufacturing capacity, which the Company believes is currently resulting in slower retail turnover, higher dealer inventories and increased price competition. According to MHI, industry statistics reflected a decrease in home shipments of 2.8% in 1997 as compared to 1996, with approximate shipments of 353,000 (1997) compared to 363,000 (1996), and with large declines occurring in Alabama, Mississippi and South Carolina, all substantial markets for the Company. It is possible that these developments may signal a return to seasonality in the Company's manufacturing business, which was not a significant factor during the period from 1992 through 1996, with sales of homes being stronger in April through October and weaker during the first and last part of the calendar year.* As a whole, the industry appears to have improved year-to-date through May 1998, with MHI reporting industry shipments increased over 1997 by 3.4%. While several of the Company's core states, including Alabama and Texas, reported increased shipments through May 1998, North and South Carolina as well as other states in which the Company does significant business reported declines in shipments. The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors will have on the Company's future sales and earnings. *

The Company's major marketing strategy remains focused on building distribution through exclusive dealer relationships. In addition, the Company currently plans to supplement the independent dealer network with franchise dealerships and company sales centers in key markets where penetration is inadequate. In April 1998, the Company purchased one retailer with two locations in the Birmingham, Alabama market area, and subsequent to the end of the second quarter, acquired another retailer with one location in Panama City, Florida. These acquisitions were in key markets where retailers wanted to grow and increase market penetration, and the Company provided the necessary capital. The Company may, in the future, acquire other retailers where it believes there is a strategic fit.*

                                      -9-
---------------------------------------
* See Safe Harbor Statement on page 16.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 26, 1998


Results of Operations
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of net sales or total revenue:

STATEMENT OF INCOME SUMMARY                                                      For the Thirteen Weeks Ended
                                                     _______________________________________________________________________________
(Dollars in Thousands)                                      June 26, 1998               June 27, 1997               Difference
                                                     _________________________   _________________________   _______________________
Net Sales                                            $     166,586     100.0%    $     159,629     100.0%    $       6,957     4.4%
Cost of Sales                                              136,153      81.7%          133,652      83.7%            2,501     1.9%
                                                     ______________    _______   ______________    _______   ______________
     Gross Profit on Sales                           $      30,433      18.3%    $      25,977      16.3%    $       4,456    17.2%
                                                     ==============              ==============              ==============
Net Sales                                            $     166,586               $     159,629               $       6,957     4.4%
Financial Services                                           1,027                       1,296                        (269)  -20.8%
                                                     ______________              ______________              ______________
     Total Revenue                                   $     167,613     100.0%    $     160,925     100.0%    $       6,688     4.2%
                                                     ==============              ==============              ==============
Selling, General and Administrative                  $      23,254      13.9%    $      18,334      11.4%    $       4,920    26.8%
Operating Profit                                     $       8,206       4.9%    $       8,939       5.6%    $        (733)   -8.2%
Other Income                                         $         363       0.2%    $       1,473       0.9%    $      (1,110)  -75.4%
Net Income                                           $       5,069       3.0%    $       6,880       4.3%    $      (1,811)  -26.3%

STATEMENT OF INCOME SUMMARY                                                      For the Twenty-Six Weeks Ended
                                                     _______________________________________________________________________________
(Dollars in Thousands)                                      June 26, 1998               June 27, 1997               Difference
                                                     _________________________   _________________________   _______________________
Net Sales                                            $     289,739     100.0%    $     285,701     100.0%    $       4,038     1.4%
Cost of Sales                                              238,908      82.5%          239,068      83.7%             (160)   -0.1%
                                                     ______________    _______   ______________    _______   ______________
     Gross Profit on Sales                           $      50,831      17.5%    $      46,633      16.3%    $       4,198     9.0%
                                                     ==============              ==============              ==============
Net Sales                                            $     289,739               $     285,701               $       4,038     1.4%
Financial Services                                           3,453                       2,438                       1,015    41.6%
                                                     ______________              ______________              ______________
     Total Revenue                                   $     293,192     100.0%    $     288,139     100.0%    $       5,053     1.8%
                                                     ==============              ==============              ==============
Selling, General and Administrative                  $      40,976      14.0%    $      33,821      11.7%    $       7,155    21.2%
Operating Profit                                     $      13,308       4.5%    $      15,250       5.3%    $      (1,942)  -12.7%
Other Income                                         $         330       0.1%    $       1,619       0.6%    $      (1,289)  -79.6%
Net Income                                           $       8,111       2.8%    $      10,773       3.7%    $      (2,662)  -24.7%

                                                       For the Thirteen Weeks           For the Twenty-Six Weeks
OPERATING DATA SUMMARY                                         Ended                             Ended
                                                   ______________________________    ______________________________
(Dollars in Thousands)                             June 26, 1998    June 27, 1997    June 26, 1998    June 27, 1997
                                                   _____________    _____________    _____________    _____________
Installment Loan Purchases                           $   4,272       $    4,628       $    6,989       $   10,491
Capital Expenditures                                 $   2,863       $    3,334       $    4,420       $    4,956
Home Shipments                                           6,719            6,907           11,814           12,323
Floor Shipments                                         10,000            9,587           17,544           17,192
Independent Exclusive Dealer Locations                     189              134              189              134
Home Manufacturing Facilities                               22               22               22               22

Net Sales. Net sales of manufactured homes for the thirteen week period ended June 26, 1998 increased $6,957,000 or 4.4% as compared to the second quarter of 1997, and the Company experienced an increase in net sales of approximately $4,038,000 or 1.4%, for the twenty-six week period ended June 26, 1998 over the comparable period in 1997. The increase in sales for both periods over 1997 are in part attributable to industry trends. Floor shipments increased by 413 floors and 352 floors, respectively; however, homes sold for the second quarter and year-to-date decreased from the comparable periods in the prior year by 188 homes and 509 homes, respectively, as the Company's product mix continued to shift from single-section homes to multi-section homes. During the thirteen weeks ended June 26, 1998, 49% of the Company's homes sold were multi-section homes, compared to 39% for the previous year's comparable period, with year-to-date multi-section home sales increasing to 49% compared to 40% for the twenty-six week period ended June 27, 1997. As part of the Company's marketing program, the exclusive dealer distribution system has grown to 189 independent exclusive dealer locations, up from 134 dealer locations at the end of the second quarter of 1997.

                                      -10-

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 26, 1998

Financial Services Revenue. Financial services revenue during the current thirteen week period decreased $269,000 over the comparable period in the previous year, due primarily to a reduced loan portfolio, but increased by $1,015,000 for the twenty-six week period ended June 26, 1998 over the comparable period in 1997, primarily due to the sale of a significant portion of CAC's loan portfolio. The effect of these transactions on financial services revenue has been to reduce the amount of interest income on the portion of the portfolio sold, offset by a gain on installment contracts sold of $1,126,000 during the first quarter of 1998 and of $157,000 during the second quarter of 1998.

Selling, General and Administrative. The growth in selling, general and administrative expense during the current thirteen and twenty-six week periods of $4,920,000 and $7,155,000, respectively, over the previous year's comparable periods is primarily attributable to the expenses related to the Company's expanded marketing programs including the independent dealer program, one additional manufacturing plant, a supply distribution company and two retail locations. Selling, general and administrative expense as a percentage of total revenue was 13.9% and 11.4% of sales for the thirteen week period ended June 26, 1998 and June 27, 1997, respectively. Year to date expense as a percentage of total revenue was 14% and 11.7% of sales for the periods ending June 26, 1998 and June 27, 1997, respectively.

Other Income (Expense).

Interest Expense. Interest expense decreased by $265,000 for the thirteen week period ended June 26, 1998, as compared to the applicable 1997 period, and by $192,000 for the twenty-six week period ended June 26, 1998, as compared to the 1997 twenty-six week period, due to decreased borrowings relating to the financial services debt which was paid with the proceeds from the sale of a portion of CAC's loan portfolio.

Life Insurance Proceeds. The Company experienced a non-recurring gain on life insurance proceeds during the thirteen weeks ended June 27, 1997 of $1,500,000 million as a result of the death of Belmont's President and Chief Executive Officer, Jerold Kennedy.

Other, net. Other, net increased by $125,000 for the thirteen week period ended June 26, 1998, as compared to the applicable 1997 period, and increased $19,000 for the twenty-six week period ended June 26, 1998, as compared to the applicable 1997 period. Other, net is primarily comprised of interest income, gains or losses on sales of investments, equity earnings in investments accounted for on the equity basis of accounting, and applicable allocation of minority interest. The increase in other, net is primarily due to increased interest income on earnings of the cash proceeds from the sale of installment contracts.

Net Income. The Company was impacted during the second quarter by the continuing competition in the manufactured housing industry, increased selling, general and administrative expenses as discussed above, as well as the impact of the process of integrating Belmont and Cavalier. Diluted net income per share during the current thirteen week period was $.25 as compared to $.34 from the previous year's comparable period. Second quarter and year to date earnings for 1997 include $1,500,000 of life insurance proceeds, or $.07 per share. Earnings were off slightly in the second quarter as the Company continued to integrate Belmont's operations with its own. The Company is pleased with this acquisition even though it was slightly dilutive to earnings per share during the first half of 1998. However, as the Company continues during the second half of the year to reap the benefits of the combination, the acquisition is expected to have an accretive effect on earnings.*

Two primary assumptions in the Belmont acquisition were (i) the Company could implement an exclusive dealer program for Belmont and (ii) material costs could be lowered through combined purchasing volume.* As discussed above, the number of exclusive dealer locations increased to 189 at June 26, 1998, from 132 at the beginning of the year, 27 of which are Belmont exclusive dealers. The Company has implemented approximately 80% of new raw material vendor contracts, many of which will go into effect during the second half of 1998. It appears the Company will meet its goal of one percent of revenues cost reduction in raw materials which should also benefit earnings during 1999.*

Installment Loan Purchases. During the second quarter of 1998, installment loan purchases were $4,272,000 compared to $4,628,000 for the comparable period in
1997; for the twenty-six week period ended June 26, 1998 installment loan purchases were $6,989,000 compared to $10,491,000 for the twenty-six week period ended June 27, 1997. Installment loan purchases were lower as a result of increasingly competitive conditions, due, in part, to dealer incentives offered by other financing sources.
                                      -11-
---------------------------------------
* See Safe Harbor Statement on page 16.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 26, 1998

Liquidity and Capital Resources

The following table sets forth certain items relating to the measurement of liquidity and capital resources from the Company's consolidated condensed financial statements for the dates indicated:


BALANCE SHEET SUMMARY                                               Balances as of
                                                     ________________________________________________
(Dollars in Thousands)                               June 26, 1998                  December 31, 1997
                                                     _________________              _________________
Cash and Cash Equivalents                            $      45,456                     $      37,276
Certificates of deposit maturing within one year     $           -                     $       4,000
Accounts Receivable                                  $      35,254                     $       8,449
Working Capital                                      $      46,865                     $      28,484
Current Ratio                                            1.6 to 1                          1.5 to 1
Long-Term Debt                                       $       3,881                     $      15,808
Ratio of Long-Term Debt to Equity                          1 to 37                            1 to 8
Installment Loan Portfolio                           $      24,968                     $      49,146

The increase in working capital, increase in current ratio, decrease in long-term debt, decrease in ratio of long-term debt to equity and decrease in the installment loan portfolio is primarily due to sales during 1998 of a portion of CAC's loans having an outstanding principal balance of $28,559,000 for cash of $29,842,000, of which approximately $14 million was used to retire debt.

The increase in accounts receivable from December 31, 1997 to June 26, 1998, is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, and during this time, the Company collects the majority of its outstanding receivables.

The Company's capital expenditures were approximately $4,420,000 for the twenty-six weeks ended June 26, 1998, as compared to $4,956,000 for the comparable period of 1997. Capital expenditures during these periods included normal property, plant and equipment additions and replacements, and the continued expansion and modernization of certain of the Company's manufacturing facilities.

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

The Credit Facility presently consists of a $35 million revolving, warehouse and term-loan agreement. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $10 million. Interest is payable under the revolving line of credit at the bank's prime rate, or, if elected by the Company, the 90-day LIBOR Rate plus 2.5%.

The warehouse and term-loan agreements contained in the Credit Facility provide for borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $25 million. Interest on the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus .75%. The warehouse component of the Credit Facility provides for borrowings of up to $25 million with interest payable at the bank's prime rate, or, if elected by the Company, the 90-day LIBOR Rate plus 2.5%.

The Credit Facility contains certain restrictive covenants which limit, among other things, the Company's ability to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1 million without written notice to the lender, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $10 million and (iv) make capital expenditures in excess of $14 million. In addition, the Credit Facility contains certain financial covenants requiring the

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                  June 26, 1998

Liquidity and Capital Resources (Continued)

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

Since its inception, CAC has been restricted in the amounts of loans it could purchase based on conservative underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. In February 1998, CAC entered into an agreement (the "Retail Finance Agreement"), with another lender providing for the periodic resale of a portion of CAC's loans that meet established criteria. As of the twenty-six week period ended June 26, 1998, CAC sold loans to this lender having an outstanding principal amount of approximately $29 million for cash in the approximate amount of $30 million, of which $14 million was used to retire debt. The effect of these transactions on net income has been to reduce the amount of financial services revenue for interest income on this portion of the portfolio, offset by reduced interest expense on retired debt and earnings on the remaining proceeds. The Company believes the periodic sale of installment contracts receivable under the Retail Finance Agreement will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CAC to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under this agreement, or that CAC and the Company will be able to realize the expected benefits from such agreement.*

The Company's growth strategy currently includes the continued expansion of financial services, component supply operations, and its independent dealer network and the pursuit of additional acquisitions. Accordingly, it is likely that the Company will incur additional debt, or other forms of financing, in order to continue to fund the pursuit of such growth strategies. * The Company currently believes existing cash and investment balances (which include proceeds from the sale of a portion of its installment loan portfolio described above) and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund the Company's operations and plans for the next twelve months.* In order to provide additional funds for continued pursuit of the Company's growth strategies and for operations, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions.* The Company may continue to engage in other transactions, such as selling or securitizing all or portions of its installment loan portfolio, that are designed to facilitate the ability of the Company to originate an increased volume of loans and to reduce the Company's exposure to interest rate fluctuations and has entered into such a transaction pursuant to the Retail Finance Agreement, as further described above.* There can be no assurance that such possible additional financing, or the aforementioned potential transactions involving the Company's installment loan portfolio, will be available on terms acceptable to the Company. It is possible that a future lack of financing or a prolonged downturn in industry conditions could cause the Company to curtail the expansion of financial services or otherwise alter its growth strategies. *


                                      -13-
---------------------------------------
* See Safe Harbor Statement on page 16.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                  June 26, 1998

ITEM 1            LEGAL PROCEEDINGS

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Item 3 - Legal Proceedings." With respect to the suit against Belmont Homes, Inc. and certain other defendants referenced therein, on May 6, 1998, the Circuit Court of Madison County, Alabama, upon motion of the defendants, transferred the case to the Circuit Court of Franklin County, Alabama. The description of legal proceedings in the Company's Form 10-K otherwise remains unchanged.

ITEM 4            SUBMISSION OF MATTERS TO A  VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders was held on May 20, 1998. Each person who was then serving as a member of the Board of Directors was re-elected for another year. The votes for each nominee were cast as follows:

                                                                 Shares Voting
                                                     ----------------------------------
                                                          For        Against   Withheld
                                                     ----------------------------------
                  Thomas A. Broughton, III           16,211,551        -0-      132,889

                  Barry Donnell                      16,211,957        -0-      132,483

                  Lee Roy Jordan                     16,211,957        -0-      132,483

                  A. Douglas Jumper, Sr.             16,211,665        -0-      132,775

                  Mike Kennedy                       16,211,665        -0-      132,775

                  John W Lowe                        16,211,957        -0-      132,483

                  Gerald W. Moore                    16,211,957        -0-      132,483

                  Michael R. Murphy                  16,211,665        -0-      132,775

                  David A. Roberson                  16,211,665        -0-      132,775

The stockholders ratified the Board of Director's appointment of Deloitte & Touche LLP as Independent Certified Public Accountants for the Company. The appointment was ratified by a vote of 16,292,125 shares for, 14,453 shares against, and 37,862 abstentions.

ITEM 5            OTHER MATTERS

The Board of Directors has declared its regular quarterly cash dividend of $.03 per share payable on August 14, 1998 to stockholders of record on July 31, 1998.

Pursuant to recently adopted changes to Rule 14a-4 of the Proxy Rules under the Securities Exchange Act of 1934, if a stockholder fails to notify the Company on or before February 24, 1999 of a proposal which such stockholder intends to present at the Company's May 1999 Annual Meeting by a means other than the inclusion of such proposal in the Company's proxy materials for that meeting, then if the proposal is presented at such annual meeting, the holders of management's proxies at such meeting may use their discretionary voting authority with respect to such proposal, regardless of whether the proposal was discussed in the Company's proxy statement for such meeting. Stockholders should also note that under the Company's By-laws, in order to be timely, with regard to nominations of persons for election to the board of directors of the corporation and proposals of business to be considered at the annual meeting, notice of such nominations or other business must be delivered to the Company between February 19, 1999 and March 21, 1999.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                  June 26, 1998

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed with this report are listed below. The Company will furnish upon request the exhibit listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.

         (a)  (3) Articles of Incorporation and By-laws.
                  a) The Amended and Restated Certificate of Incorporation of the Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and the amendment thereto, filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997, is incorporated herein by reference.
                  b)  The Amended and Restated By-laws of the Company,  filed as
                      Exhibit 3(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997, and the amendment thereto filed as Exhibit 3(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997, is incorporated herein by reference.
                  c) The Certificate of Designation of Series A Junior Participating Stock of Cavalier Homes, Inc. as filed with the Office of the Delaware Secretary of State on October 24, 1996 and filed as Exhibit A to Exhibit 4 to the Company's Registration Statement on Form 8-A filed on October 30, 1996, is incorporated herein by reference.

              (4) Instruments Defining the Rights of Security Holders.
                  (a) Articles four, six, seven, eight and nine of the Company's
                      Amended and Restated Certificate of Incorporation, as amended, included in Exhibit 3(a) above.
                  (b) Article  II,  Sections  2.1  through  2.18;  Article  III,
                      Sections  3.1 and 3.2;  Article IV,  Sections 4.1 and 4.3;
                      Article  VI,  Sections  6.1  through  6.5;  Article  VIII,
                      Sections 8.1 and 8.2; and Article IX of the Company's Amended and Restated By-laws, included in Exhibit 3(c) above.
                  (c) Rights Agreement  between  Cavalier Homes,  Inc. and Chase
                      Mellon Shareholder Services, LLC, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated October 30, 1996, is incorporated herein by reference.

             (10) Material Contracts.
                  (a) Split Dollar  Agreement dated May 15, 1998, by and between the Company and Jerry F. Wilson, Jr. as Trustee of the David Allen Roberson Family Trust.
                  (b) Second  Amendment to  Revolving,  Warehouse  and Term Loan
                      Agreement among Cavalier Homes, Inc., and First Commercial Bank dated June 1, 1998.
                  (c) Assumption  Agreement among Cavalier Homes, Inc. and First
                      Commercial Bank dated June 1, 1998.
                  (d) Cavalier Homes, Inc. Deferred Compensation  Plan effective
                      April 1, 1998.
                  (e) Cavalier Homes, Inc. Amended and Restated Dealership Stock
                      Option Plan filed as Appendix A to the Company's Registration Statement on Form S-3, Amendment No. 2, Registration No. 33-62487, dated June 18, 1998, is incorporated herein by reference.
                  (f) Cavalier   Homes,  Inc.  Flexible  Option  Plan  filed  as
                      Exhibit 4(e) to the Company's Registration Statement on Form S-8, Registration No. 333-57743, dated June 28, 1998 is incorporated herein by reference.

             (11) Statement re: Computation of Net Income per Common Share.

             (27) Article 5 - Financial  Data  Schedule and  Restated  Financial
                  Data Schedule for Form 10-Q submitted as Exhibit 27 as an EDGAR filing only.

         (b) Current Report on Form 8-K.

                  None.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                  June 26, 1998

                "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K (including statements regarding trends in the industry, the business and growth and financing strategies of the Company, the Company's plans and expectations regarding the merger with Belmont and the achievement of cost savings and synergies, and the Company's anticipation regarding results in future periods), as well as those statements specifically designated with an asterisk (*), or which contain the words "estimates", "projects", "intends", "believes", "anticipates", "expects", "may, "appears", and words of similar import, constitute forward-looking statements, are based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and words involve known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. Such assumptions, risks, uncertainties and factors include those included in the Company's Annual Report on Form 10-K for the period ended December 31, 1997 under the heading "Item 1. Business - Risk Factors" and those associated with general economic and business conditions; manufactured housing and retail consumer financing industry trends, cyclicality and seasonality; availability of consumer and dealer financing; changes and volatility and uncertainty in interest rates; the sufficiency of reserves established for installment contract receivables; warranty, product liability, workers' compensation and other litigation arising in the course of the Company's manufacturing and financial services business; contingent repurchase and guaranty obligations; dependence on key personnel and favorable relationships with employees; demographic changes; whether the current and emerging generations of retirees will have the same interest in purchasing manufactured homes; competition; raw material and labor costs and availability; import protection and regulation; relationships with and dependence on customers, distributors and dealers; changes in the business strategy or development plans of the Company; the availability, terms and deployment of capital; changes in or the failure to comply with government regulations; and the inability or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company; and other assumptions, risks, uncertainties and factors reflected from time to time in the Company's filings with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                                  June 26, 1998



SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Cavalier Homes, Inc.
                                            ------------------------------------
                                            Registrant




Date: August 10, 1998                       /s/ David A. Roberson
                                            ------------------------------------
                                            David A. Roberson - President
                                            and Chief Executive Officer


Date: August 10, 1998                       /s/ Michael R. Murphy
                                            ------------------------------------
                                            Michael R. Murphy -
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)

                              PART II. - EXHIBIT 11
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   COMPUTATION OF NET INCOME PER COMMON SHARE


                                                        Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                  ______________________________ _______________________________
                                                       June 26,       June 27,       June 26,        June 27,
                                                         1998           1997           1998            1997
                                                  _____________    _____________ _____________     _____________
 BASIC & DILUTED
      Net Income                               $    5,069,000   $   6,880,000    $   8,111,000  $    10,773,000
 SHARES:                                          =============    ============= =============     =============


   Weighted average common shares                  20,044,585      19,807,235       20,006,292      19,785,208
       outstanding (basic)
                                                  =============    ============= =============     =============
   Dilutive effect if stock options
     were exercised                                   382,973         191,868          287,755         204,653
                                                   ____________    _____________ _____________     _____________
  Weighted average common shares
       outstanding, assuming dilution (diluted)    20,427,558      19,999,103       20,294,047      19,989,861
                                                  =============    ============= =============     =============



   Basic net income per share                  $          .25   $         .35    $         .41  $          .54
                                                  =============    ============= =============     =============
   Diluted net income per share                $          .25   $         .34    $         .40  $          .54
                                                  =============    ============= =============     =============

                                      -18-