Form 10-Q
period 1998-09-25
CAVALIER HOMES INC
filed 1998-11-04
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 25, 1998
                                        ------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -------------------
                          Commission File Number 1-9792

                              Cavalier Homes, Inc.
                              --------------------
             (Exact name of Registrant as specified in its charter)


           Delaware                                             63-0949734
--------------------------------                          ----------------------
  (State or other jurisdiction                                (IRS Employer
of incorporation or organization)                         Identification Number)


            Highway 41 North & Cavalier Road, Addison, Alabama 35540
            --------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (256) 747-0044
                                 --------------
              (Registrant's telephone number, including area code)


     ---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              ----     ----

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.
          Class                                  Outstanding at November 2, 1998
----------------------------                     -------------------------------
Common Stock, $.10 Par Value                             19,633,151 Shares

                      CAVALIER HOMES, INC. AND SUBSIDIARIES


                                      INDEX


                                                                        Page No.
Part I.  Financial Information  (Unaudited)

         Consolidated Condensed Balance Sheets -                           3
         September 25, 1998  and December 31, 1997

         Consolidated Condensed Statements of Income -                     4
         Thirteen and Thirty-nine Weeks Ended September 25, 1998
         and September 26, 1997

         Consolidated Condensed Statements of Cash Flows -                 5
         Thirty-nine Weeks Ended September 25, 1998  and
         September 26, 1997

         Notes to Consolidated Condensed Financial Statements              6

         Management's Discussion and Analysis of Financial Condition       9
         and Results of Operations

Part II. Other Information

         Item 1.  Legal Proceedings                                        15

         Item 5.  Other Matters                                            15

         Item 6.  Exhibits and Reports on Form 8-K                         16

         Signatures
                                                                           18


















Certain items in the report that follows are marked with an asterisk (*), indicating that they are subject to the "Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995 found on page 17 of this report.

                                    CAVALIER HOMES, INC. AND SUBSIDIARIES
                                    CONSOLIDATED CONDENSED BALANCE SHEETS
                                             (Dollars in Thousands)
                                                  (UNAUDITED)

                                                                                               September 25,     December 31,
ASSETS                                                                                              1998              1997
                                                                                              ----------------  ----------------
CURRENT ASSETS:
     Cash and cash equivalents                                                              $          41,304 $          37,276
     Certificates of deposit, maturing within one year                                                      -             4,000
     Accounts receivable, less allowance for
            losses of $1,190 (1998) and $1,175 (1997)                                                  36,641             8,449
     Notes and installment contracts receivable - current                                               1,313             1,561
     Inventories                                                                                       39,399            29,697
     Deferred income taxes                                                                              8,418             7,240
     Other current assets                                                                               2,609             1,292
                                                                                              ----------------  ----------------

            Total current assets                                                                      129,684            89,515
                                                                                              ----------------  ----------------

PROPERTY, PLANT AND EQUIPMENT (Net)                                                                    57,849            53,434
                                                                                              ----------------  ----------------

INSTALLMENT CONTRACTS RECEIVABLE, less
    allowance for credit losses of $740 (1998)
    and $1,272 (1997)                                                                                  23,802            46,614
                                                                                              ----------------  ----------------

GOODWILL, less accumulated amortization of
  $3,882  (1998) and $3,102  (1997)                                                                    20,217            19,551
                                                                                              ----------------  ----------------

OTHER ASSETS                                                                                            3,412             2,440
                                                                                              ----------------  ----------------

TOTAL                                                                                       $         234,964 $         211,554
                                                                                              ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                                      $             393 $           3,271
     Notes payable                                                                                      3,276                 -
     Accounts payable                                                                                  20,825             9,575
     Amounts payable under dealer incentive programs                                                   16,395            14,614
     Accrued compensation and related withholdings                                                     10,115             4,294
     Estimated warranties                                                                              12,200            11,700
     Accrued merger and related costs                                                                     627             5,178
     Other accrued expenses                                                                            21,005            12,399
                                                                                              ----------------  ----------------

          Total current liabilities                                                                    84,836            61,031
                                                                                              ----------------  ----------------

DEFERRED INCOME TAXES                                                                                     498               297
                                                                                              ----------------  ----------------

LONG-TERM DEBT                                                                                          3,850            15,808
                                                                                              ----------------  ----------------

OTHER LONG-TERM LIABILITIES                                                                             2,146               867
                                                                                              ----------------  ----------------

STOCKHOLDERS' EQUITY:
     Series A Junior  Participating  Preferred  Stock,  $.01 par value;  200,000 shares authorized, none issued
     Preferred stock, $.01 par value;
       300,000 shares authorized, none issued
     Common stock,  $.10 par value;  50,000,000  shares  authorized,  20,247,051 shares issued and 19,772,451 outstanding (1998);
       19,941,357 shares issued and outstanding (1997)                                                  2,025             1,994
     Additional paid-in capital                                                                        60,414            57,228
     Retained earnings                                                                                 85,858            74,329
     Treasury Stock, at cost (474,600 shares)                                                          (4,663)                -
                                                                                              ----------------------------------


         Total stockholders' equity                                                                   143,634           133,551
                                                                                              ----------------  ----------------

TOTAL                                                                                       $         234,964 $         211,554
                                                                                              ================  ================


            See Notes to Consolidated Condensed Financial Statements







                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                 (Dollars in Thousands Except Per Share Amounts)
                                   (UNAUDITED)

                                                              Thirteen Weeks Ended                  Thirty-nine Weeks Ended
                                                       ----------------------------------     ----------------------------------
                                                        September 25,      September 26,        September 25,     September 26,
                                                             1998              1997                  1998              1997
                                                       ---------------   ----------------     ----------------  ----------------
REVENUES:
     Net sales                                       $        156,346  $         138,276    $         446,085 $         423,977
     Financial services                                         1,152              1,382                4,605             3,820
                                                       ---------------   ----------------     ----------------  ----------------

                                                              157,498            139,658              450,690           427,797
                                                       ---------------   ----------------     ----------------  ----------------


COST OF SALES                                                 126,864            115,444              365,772           354,512


SELLING, GENERAL AND ADMINISTRATIVE:
    Manufacturing                                              21,632             17,356               60,880            49,757
    Financial services                                            904                855                2,632             2,275
                                                       ---------------   ----------------     ----------------  ----------------

                                                              149,400            133,655              429,284           406,544
                                                       ---------------   ----------------     ----------------  ----------------

OPERATING PROFIT                                                8,098              6,003               21,406            21,253
                                                       ---------------   ----------------     ----------------  ----------------

OTHER INCOME (EXPENSE):
    Interest expense:
       Manufacturing                                             (107)              (157)                (380)             (580)
       Financial services                                           -               (217)                (281)             (540)
    Life Insurance Proceeds                                         -                  -                    -             1,500
    Other, net                                                    759                353                1,643             1,218
                                                       ---------------   ----------------     ----------------  ----------------

                                                                  652                (21)                 982             1,598
                                                       ---------------   ----------------     ----------------  ----------------

INCOME BEFORE INCOME TAXES                                      8,750              5,982               22,388            22,851

INCOME TAXES                                                    3,530              2,343                9,057             8,439
                                                       ---------------   ----------------     ----------------  ----------------

NET INCOME                                           $          5,220  $           3,639    $          13,331 $          14,412
                                                       ===============   ================     ================  ================

BASIC NET INCOME PER SHARE                           $           0.26  $            0.18    $             .67 $             .73
                                                       ===============   ================     ================  ================

DILUTED NET INCOME PER SHARE                         $           0.26  $            0.18    $             .66 $             .72
                                                       ===============   ================     ================  ================

WEIGHTED AVERAGE SHARES OUTSTANDING                        20,072,336         19,869,210           20,029,432        19,813,209
                                                       ===============   ================     ================  ================

WEIGHTED AVERAGE SHARES OUTSTANDING,
   ASSUMING DILUTION                                       20,307,857         20,055,274           20,304,704        20,011,665
                                                       ===============   ================     ================  ================






            See Notes to Consolidated Condensed Financial Statements











                                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                            (Dollars in Thousands)
                                                  (UNAUDITED)

                                                                                                    Thirty-nine Weeks Ended
                                                                                              ----------------------------------

                                                                                                September 25,     September 26,
                                                                                                    1998              1997
                                                                                              ----------------  ----------------
OPERATING ACTIVITIES:
  Net income                                                                                $          13,331 $          14,412
  Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization                                                                    6,124             5,582
       Provision for credit losses and repurchase commitments                                            (517)              279
       Gain on sale of installment contracts                                                           (1,517)                -
       Loss on sale of property, plant and equipment                                                       60               250
       Equity in net income of unconsolidated affiliates                                                 (252)             (261)
       Minority interest in net income of consolidated subsidiaries                                       314               109
       Compensation related to the issuance of stock options                                              231               134
       Changes in assets and liabilities provided (used) cash, net of effects of acquisitions:
            Accounts receivable                                                                       (28,165)          (25,055)
            Inventories                                                                                (6,844)           (2,624)
            Accounts payable                                                                           11,194             6,173
            Other assets and liabilities                                                               10,887             4,238
                                                                                              ----------------  ----------------

       Net cash provided by operating activities                                                        4,846             3,237
                                                                                              ----------------  ----------------

INVESTING ACTIVITIES:
  Net cash paid in connection with acquisitions                                                        (2,358)             (871)
  Proceeds from the sale of property, plant and equipment                                                  64                86
  Capital expenditures                                                                                 (8,925)           (7,889)
  Purchases of certificates of deposit                                                                 (6,044)             (345)
  Maturities of certificates of deposit                                                                10,044             4,544
  Distribution from equity investments                                                                    124               138
  Proceeds from sale or maturity of marketable securities                                                   -             1,097
  Purchase of marketable securities                                                                         -              (149)
  Purchases and originations of notes and installment contracts                                       (13,812)          (15,589)
  Proceeds from sale of installment contracts                                                          35,040                 -
  Principal collected on notes and installment contracts                                                3,862             4,100
 Increase in value of cash surrender value of life insurance                                             (917)                -
                                                                                              ----------------  ----------------

       Net cash provided by (used in) investing activities                                             17,078           (14,878)
                                                                                              ----------------  ----------------

FINANCING ACTIVITIES:
  Net payments on notes payable                                                                           420                 -
  Payments on long-term debt                                                                          (14,836)          (11,889)
  Proceeds from long-term borrowings                                                                        -             8,552
  Cash dividends paid                                                                                  (1,802)           (1,100)
  Proceeds from exercise of stock options                                                                 171                 4
  Net proceeds from sales of common stock                                                               2,814             1,448
  Purchase of treasury stock                                                                           (4,663)                -
                                                                                              ----------------  ----------------

       Net cash used in financing activities                                                          (17,896)           (2,985)
                                                                                              ----------------  ----------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    4,028           (14,626)
                                                                                              ----------------  ----------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                         37,276            29,751
                                                                                              ----------------  ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $          41,304 $          15,125
                                                                                              ================  ================









            See Notes to Consolidated Condensed Financial Statements

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                  For the Thirteen and Thirty-nine Week Periods
                Ended September 25, 1998 and September 26, 1997
                (Dollars in Thousands, Except Per Share Amounts)

1.       BUSINESS COMBINATION AND BASIS OF PRESENTATION

o                 On  December  31, 1997,  Belmont Homes, Inc.  ("Belmont")  was
                  merged with and into a subsidiary of Cavalier Homes, Inc. ("Cavalier"), and 7,555,121 shares of Cavalier's common stock were issued in exchange for all of the outstanding common stock of Belmont. The merger was accounted for as a pooling of interests, and, accordingly, the accompanying consolidated condensed financial statements have been restated to include the financial position, results of operations and cash flows of Belmont for all periods presented. Previously reported amounts for the individual companies have been adjusted for the effect of former equity investments in unconsolidated joint ventures which are now consolidated subsidiaries and for reclassification of certain Belmont amounts to conform to Cavalier's presentation.

o The accompanying consolidated condensed financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of September 25, 1998, and the results of its operations and its cash flows for the thirteen and thirty-nine week periods ended September 25, 1998 and September 26, 1997, respectively. All adjustments are of a normal, recurring nature.

o The results of operations for the thirteen and thirty-nine week periods ended September 25, 1998 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

o Per share amounts are calculated in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Earnings per share, basic and diluted, are computed by dividing net income by the weighted average common shares outstanding (basic EPS) or weighted average common shares outstanding assuming dilution (diluted EPS) as detailed below:

                                                             Thirteen Weeks Ended                  Thirty-nine Weeks Ended
                                                       ----------------------------------     ----------------------------------
                                                       September 25,      September 26,        September 25,     September 26,
                                                            1998              1997                 1998              1997
                                                       ---------------   ----------------     ----------------  ----------------

  Weighted average common shares                           20,072,336         19,869,210           20,029,432        19,813,209

      outstanding (basic)

  Dilutive effect if stock options
    were exercised                                            235,521            186,064              275,272           198,456
                                                       ---------------   ----------------     ----------------  ----------------

 Weighted average common shares
      outstanding, assuming dilution (diluted)             20,307,857         20,055,274           20,304,704        20,011,665
                                                       ===============   ================     ================  ================



o Inventories consist primarily of raw materials and are stated at the lower of cost (first-in, first-out method) or market.

o Certain amounts from the prior periods have been reclassified to conform to the 1998 presentation.

o During 1998, the Company acquired the assets of two manufactured housing retail organizations for a net cash payment of $2,358. The acquisitions were accounted for as purchases and resulted in $1,447 of goodwill, which is being amortized using the straight-line method over 15 years. The results of operations of the acquired companies are included with those of Cavalier from the respective acquisition dates.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
               For the Thirteen and Thirty-nine Week Periods Ended
                   September 25, 1998 and September 26, 1997
                (Dollars in Thousands, Except Per Share Amounts)

2.                ACCOUNTING STANDARD NOT YET ADOPTED

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This statement is effective for financial statements issued for fiscal years beginning after December 15, 1997. The adoption of the provisions of this Statement is expected to result only in increased disclosures on segment information and will not impact the amounts in the financial statements.*


3.                SUPPLEMENTAL CASH FLOW DISCLOSURES             Thirty-nine Weeks Ended
                                                             -------------------------------
                                                             September 25,     September 26,
                                                                1998              1997
                                                             -------------------------------
         Cash paid for:    Interest                             $   632         $ 1,089
                           Income taxes                         $ 8,622         $ 8,401

4.       CREDIT ARRANGEMENTS

         In June 1998, the Company executed an amended $35,000 revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $10,000. Interest is payable under the revolving line of credit at the bank's prime rate (8.50% at September 25, 1998), or, if elected by the Company, the 90-day LIBOR Rate plus 2.5% (7.8125% at September 25, 1998).

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

         The Credit Facility contains certain restrictive and financial covenants, which, among other things, limit the aggregate of dividend payments and purchases of treasury stock to 50% of consolidated net income for the two most recent years, restrict the Company's ability to pledge assets, incur additional indebtedness and make capital expenditures, and require the Company to maintain certain defined financial ratios. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by Cavalier Acceptance Corporation ("CAC"), and the capital stock of certain of the Company's consolidated subsidiaries. The bank's commitment under the Credit Facility expires in April 2000.

         No amounts were outstanding under the Credit Facility at September 25, 1998.

5.       STOCKHOLDERS' EQUITY

o The Company paid cash dividends during this quarter and the previous three quarters as follows (all amounts are per share):

                               Record Date              Payment Date            Dividend Paid
                               -----------              ------------            -------------
                           July 31, 1998             August 14, 1998            $      .030
                           April 30, 1998            May 15, 1998               $      .030
                           January 30, 1998          February 16, 1998          $      .030
                           October 31, 1997          November 14, 1997          $      .018

---------------------------------------
* See Safe Harbor Statement on page 17.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Consolidated Condensed Financial Statements
                  For the Thirteen and Thirty-nine Week Periods
                Ended September 25, 1998 and September 26, 1997
                (Dollars in Thousands, Except Per Share Amounts)


5.       STOCKHOLDERS' EQUITY (Continued)

o During the third quarter of 1998, Cavalier initiated a stock repurchase program to repurchase 500,000 shares of its common stock. At September 25, 1998, 474,600 shares had been repurchased for $4,663 which is recorded as treasury stock.

6.       COMMITMENTS AND CONTINGENCIES

o It is customary practice for companies in the manufactured housing industry to enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of the Company's sales are made to dealers located primarily in the southeast, southwest and midwest regions of the United States and are pursuant to repurchase agreements with lending institutions. These agreements generally provide for repurchase of the Company's products from the lending institutions for the balance due them in the event of repossession upon a dealer's default. Although the Company is contingently liable for an amount estimated to be $211,000 under these agreements as of September 25, 1998, such contingency is mitigated by the fact that (i) sales of manufactured homes are spread over a relatively large number of dealers; (ii) the price the Company is obligated to pay under such repurchase agreements generally declines over the period of the agreement; and (iii) the Company may be able to reduce its losses by the resale value of the homes which may be required to be repurchased. The Company has an allowance for losses of $1,190 based on prior experience and current market conditions. Management expects no material loss in excess of the allowance.*

o The Company's workmen's compensation, product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses are adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At September 25, 1998, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $5,700 in the event that additional losses are reported related to prior periods.

o The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business.
                  Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company. * However, the potential exists for unanticipated material adverse judgments against the Company.

o The Company and certain of its equity partners have jointly and severally guaranteed revolving notes for two companies and a letter of credit for one company in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $1,500. At September 25, 1998, $3,000 was outstanding under the various guarantees, of which the Company had guaranteed $720.

---------------------------------------
* See Safe Harbor Statement on page 17.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 25, 1998

General

Cavalier's principal business, since its inception in 1984, is to design, produce and sell manufactured homes. In 1992, the Company, through its wholly owned subsidiary, CAC, started retail installment financing.

Effective December 31, 1997, the Company merged (the "Merger") with Belmont Homes, Inc. ("Belmont"), whose shares were traded on The Nasdaq National Market under the symbol "BHIX". In the Merger, Belmont became a wholly owned subsidiary of the Company, and each Belmont share issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive 0.80 shares of the common stock of the Company. The Company issued 7,555,121 shares of its common stock in the Merger in exchange for the outstanding shares of Belmont common stock. The Merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the financial position, results of operations and cash flows of Belmont for all periods presented. The information herein is presented on a combined basis.

As of September 1998, the Company had acquired the assets of two manufactured home retail organizations. The results of operations of the acquired organizations are included with those of Cavalier from the respective acquisition dates. These acquisitions were in key markets served by the Company. The Company's retail business includes four retail sales centers in the southeastern United States, with year-to-date revenues of $4,615,000. Some portion of manufactured housing revenues are eliminated in consolidation because homes sold by the Company's manufacturing plants to Company-owned retailers cannot be recognized as sales on a consolidated basis until homes are sold to retail customers. The Company's major marketing strategy remains focused on building distribution through exclusive independent dealer relationships. In the future the Company may supplement the independent dealer network with franchise dealerships and company sales centers in certain key markets.* The Company may, in the future, also acquire other retailers.*

The Company's business is cyclical and seasonal and is influenced by many of the same economic and demographic factors which affect the housing market as a whole. The manufactured housing industry experienced significant growth in shipments from 1992 through 1996. The Company attributes this growth to a reduction in alternative housing, increased availability of retail financing, increased consumer confidence and continuing strength in the national economy. As a result, the manufactured housing industry has, over the past several years, experienced increases in both the number of retail dealers and manufacturing capacity. The Company believes these increases are currently resulting in slower retail turnover, higher dealer inventories and increased price competition. In 1997, the industry reported a 2.8% decline in shipments from 1996, its first decrease in shipments in six years.

Industry shipments in 1998 have improved over 1997, with the Manufactured Housing Institute reporting floor shipments increased 7.0% through August 1998 over 1997. Multi-section shipments represented 60.2% of industry shipments through August 1998 versus 56.4% through the same period in 1997. A single-section home is comprised of one floor, while a multi-section home is comprised of two or more floors.

---------------------------------------
* See Safe Harbor Statement on page 17.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 25, 1998

Results of Operations

The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of net sales or total revenue:

STATEMENT OF INCOME SUMMARY                                         For the Thirteen Weeks Ended
                                        -------------------------------------------------------------------------------------
(Dollars in Thousands)                      September 25, 1998            September 26, 1997              Difference
                                        ---------------------------   ---------------------------  --------------------------

Net Sales                             $       156,346       100.0%  $      138,276        100.0% $       18,070        13.1%
Cost of Sales                                 126,864        81.1%         115,444         83.5%         11,420         9.9%
                                        --------------  -----------   -------------  ------------  -------------

     Gross Profit on Sales            $        29,482        18.9%  $       22,832         16.5% $        6,650        29.1%
                                        ==============                =============                =============

Net Sales                             $       156,346               $      138,276               $       18,070        13.1%
Financial Services                              1,152                        1,382                         (230)      -16.6%
                                        --------------                -------------                -------------

     Total Revenue                    $       157,498       100.0%  $      139,658        100.0% $       17,840        12.8%
                                        ==============                =============                =============

Selling, General and Administrative   $        22,536        14.3%  $       18,211         13.0% $        4,325        23.7%
Operating Profit                      $         8,098         5.1%  $        6,003          4.3% $        2,095        34.9%
Other Income                          $           652         0.4%  $          (21)         0.0% $          673     -3204.8%
Net Income                            $         5,220         3.3%  $        3,639          2.6% $        1,581        43.4%

STATEMENT OF INCOME SUMMARY                                       For the Thirty-Nine Weeks Ended
                                        -------------------------------------------------------------------------------------
(Dollars in Thousands)                      September 25, 1998            September 26, 1997              Difference
                                        ---------------------------   ---------------------------  --------------------------

Net Sales                             $       446,085       100.0%  $      423,977        100.0% $       22,108         5.2%
Cost of Sales                                 365,772        82.0%         354,512         83.6%         11,260         3.2%
                                        --------------  -----------   -------------  ------------  -------------

     Gross Profit on Sales            $        80,313        18.0%  $       69,465         16.4% $       10,848        15.6%
                                        ==============                =============                =============

Net Sales                             $       446,085               $      423,977               $       22,108         5.2%
Financial Services                              4,605                        3,820                          785        20.5%
                                        --------------                -------------                -------------

     Total Revenue                    $       450,690       100.0%  $      427,797        100.0% $       22,893         5.4%
                                        ==============                =============                =============

Selling, General and Administrative   $        63,512        14.1%  $       52,032         12.2% $       11,480        22.1%
Operating Profit                      $        21,406         4.7%  $       21,253          5.0% $          153         0.7%
Other Income                          $           982         0.2%  $        1,598          0.4% $         (616)      -38.5%
Net Income                            $        13,331         3.0%  $       14,412          3.4% $       (1,081)       -7.5%





                                                           For the Thirteen Weeks                  For the Thirty-nine Weeks
OPERATING DATA SUMMARY                                            Ended                                      Ended
                                                        ---------------------------                --------------------------
(Dollars in Thousands)                                  September 25, September 26,                September 25,   September 26,
                                                           1998           1997                         1998          1997
                                                        -----------   -------------                -------------   ----------
Installment Loan Purchases                            $      6,475  $        4,340               $       13,464  $    14,831
Capital Expenditures                                  $      4,505  $        2,933               $        8,925  $     7,889
Home Shipments                                               6,285           5,782                       18,099       18,105
Floor Shipments                                              9,371           8,396                       26,915       25,588
Independent Exclusive Dealer Locations                         219             145                          219          145
Home Manufacturing Facilities                                   23              22                           23           22

Net Sales. Net sales for the third quarter increased $18,070,000 (13.1%) as compared to the same period in 1997, and increased $22,108,000 (5.2%) for the nine months ending September 25, 1998. The increase in sales for both periods over 1997 is in part attributable to improved industry conditions. Floor shipments increased by 11.6% for the third quarter and 5.2% year-to-date over 1997. Homes sold for the quarter increased 8.7% over the third quarter of 1997, with no percentage change for the nine month period. During the quarter, 49% of the Company's homes sold were multi-section homes, compared to 45% for the previous year's comparable period, with year-to-date multi-section home sales increasing to 49% compared to 41% for the prior year. As part of the Company's marketing program, the exclusive dealer distribution system has grown to 219 independent exclusive dealer locations, up from 145 dealer locations at the end of the third quarter of 1997.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 25, 1998

Financial Services Revenue. Financial services revenue increased $785,000 for the year over 1997 primarily due to a gain on the sale of a significant portion of CAC's loan portfolio in the first quarter of 1998 as well as the subsequent periodic resale of loans. The effect of the portfolio sale on financial services revenue has been to reduce the amount of interest income on the portion of the portfolio sold. Financial services revenue decreased for the third quarter of 1998 as compared to 1997 by $230,000 due primarily to the reduced loan portfolio.

Selling, General and Administrative. Selling, general and administrative expense increased $4,325,000 during the quarter and $11,480,000 year-to-date over 1997. These increases are primarily due to $1,439,000 for the quarter and $3,840,000 year-to-date for expanded sales and marketing activities including recruiting, set-up, and maintenance for our exclusive dealer network and the continued development of a retail franchise program. Additionally, selling, general and administrative expense increased $685,000 for the quarter and $1,881,000 for the year due to higher costs for employee benefits, primarily workers compensation and health insurance. Other factors contributing to the increase in selling, general and administrative expenses are the retail acquisitions, opening additional home manufacturing facilities and the expansion of the supply distribution business. Quarterly selling, general and administrative expense as a percentage of total revenue was 14.3% (1998) and 13.0% (1997). Year-to-date expense as a percentage of total revenue was 14.1% (1998) and 12.2% (1997).

Other Income (Expense).

Interest Expense. Interest expense decreased year-to-date by $457,000 and $266,000 for the quarter compared to 1997 due to the payoff in March 1998 of the financial services debt which was paid with the proceeds from the sale of a portion of CAC's loan portfolio, as well as the payoff in September 1997 of debt that had been used to support the 1996 Bellcrest Homes, Inc. acquisition.

Life Insurance Proceeds. The Company recorded a non-recurring gain on life insurance proceeds during the thirty-nine weeks ended September 26, 1997 of $1,500,000 million as a result of the death of Belmont's President and Chief Executive Officer, Jerold Kennedy.

Other, net. Other, net increased by $405,000 for the quarter as compared to 1997 and increased $426,000 for the thirty-nine week period ended September 25, 1998 as compared to 1997. Other, net is primarily comprised of interest income, gains or losses on sales of investments, equity earnings in investments accounted for on the equity basis of accounting and an allocation of minority interest. The increase in other, net is primarily due to increased interest income on earnings from the cash proceeds of the sale of a portion of CAC's loan portfolio.

Net Income. Net income for the thirteen weeks ended September 25, 1998 was $5,220,000 compared to $3,639,000 for the comparable 1997 period. Diluted net income per share during the current quarter is $.26 as compared to $.18 for the previous year's comparable period. Year-to-date net income at September 25, 1998 was $13,331,000 compared to $14,412,000 for 1997, which included $1,500,000 of life insurance proceeds, or $.07 per share diluted. Diluted net income per share year-to-date was $.66 compared to $.72 in 1997. While net income (excluding the effect of life insurance proceeds received during the 1997 year-to-date period) improved over the prior year periods due primarily to increased sales resulting in part from improved industry conditions, net income for the third quarter and year-to-date was affected by continuing competition in the manufactured housing industry as well as the impact of the process of integrating Belmont and Cavalier.

Currently, the Company is experiencing tightened supply from its traditional vendors of certain types of raw materials required for the production of its manufactured homes. The Company is attempting to obtain these products from other vendors and to purchase substitute products, which may result in higher than normal costs. The possibility exists that the Company may be unable to recover these additional costs through price increases or that substitute products or suppliers may become scarce. The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors may have on the Company's future sales and earnings. *

Installment Loan Purchases. During the third quarter of 1998, installment loan purchases were $6,475,000 compared to $4,340,000 for the comparable period in 1997. The increase is due to improved dealer incentives offered by CAC during the quarter which are comparable to incentives offered by other financing sources. Year-to-date, installment loan purchases decreased to $13,464,000 compared to $14,831,000 for 1997 as a result of competitive conditions, due, in part, to higher dealer incentives offered by other financing sources.

---------------------------------------
* See Safe Harbor Statement on page 17.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 25, 1998

Liquidity and Capital Resources

The following table sets forth certain items relating to the measurement of liquidity and capital resources from the Company's consolidated condensed financial statements for the dates indicated:

BALANCE SHEET SUMMARY                                                             Balances as of
                                                                   ------------------------------------------------
(Dollars in Thousands)                                             September 25, 1998            December 31, 1997
                                                                   ------------------            ------------------

Cash and Cash Equivalents                                           $       41,304               $       37,276
Certificates of deposit maturing within one year                    $            -               $        4,000
Accounts Receivable                                                 $       36,641               $        8,449
Working Capital                                                     $       44,847               $       28,484
Current Ratio                                                             1.5 to 1                     1.5 to 1
Long-Term Debt                                                      $        3,850               $       15,808
Ratio of Long-Term Debt to Equity                                          1 to 38                       1 to 8
Installment Loan Portfolio                                          $       25,380               $       49,146

The Company's strong cash position enabled it to initiate a stock repurchase program of 500,000 shares during the third quarter. The Company completed this repurchase subsequent to the end of the third quarter. The Company's Board of Directors then authorized the repurchase of up to an additional 1,500,000 shares, of which, 198,900 shares had been repurchased as of November 2, 1998.

The increase in working capital and the decreases in long-term debt and the debt to equity ratio were due to the sale of a portion of CAC's installment loan portfolio having an outstanding principal balance of $33,523,000 for cash of $35,040,000, of which approximately $14 million was used to retire debt.

The increase in accounts receivable from December 31, 1997 to September 25, 1998, is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, and during this time, the Company collects the majority of its outstanding receivables.

The Company's capital expenditures were approximately $8,925,000 for the thirty-nine weeks ended September 25, 1998, as compared to $7,889,000 for the comparable period of 1997. Capital expenditures during these periods included normal property, plant and equipment additions and replacements, the continued expansion and modernization of certain of the Company's manufacturing facilities, as well as the 1998 purchase of a Texas manufacturing facility that was previously leased.

The Company's primary business segment is the production and sale of manufactured homes. In 1992, the Company began the operations of CAC to fund the purchase of installment sale contracts originated with the retail customers of the Company's independent exclusive dealers. As the operations of CAC expanded, in February 1994, the Company entered into a credit facility with its primary lender (the "Credit Facility") to provide additional funds for CAC's growth.

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

The warehouse and term-loan agreements contained in the Credit Facility provide for borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $25 million. Interest on the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus .75%. The warehouse component of the Credit Facility provides for borrowings of up to $25 million with interest payable at the bank's prime rate, or, if elected by the Company, the 90-day LIBOR Rate plus 2.5%. However, in no event may the aggregate outstanding borrowings under the warehouse and term-loan agreement exceed $25 million.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 25, 1998

Liquidity and Capital Resources (Continued)

The Credit Facility contains certain restrictive covenants which limit, among other things, the Company's ability to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1 million without written notice to the lender,(iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $10 million and (iv) make capital expenditures in excess of $14 million. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $3.5 million), tangible net worth (which must increase at least $2 million per year, subject to a carryover for increases in excess of $2 million in the prior year), debt to equity ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.5 to 1). The Credit Facility also requires CAC to comply with certain specified restrictions and financial covenants.

Since its inception, CAC has been restricted in the amounts of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. In February 1998, CAC entered into an agreement (the "Retail Finance Agreement") with another lender providing for the periodic resale of a portion of CAC's loans that meet established criteria. The effect of these transactions on net income has been to reduce the amount of financial services revenue from interest income on this portion of the portfolio, offset by reduced interest expense on retired debt and earnings on the remaining proceeds. The Company believes the periodic sale of installment contracts under the Retail Finance Agreement will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CAC to increase its volume of loan purchases. * Pursuant to the Retail Finance Agreement, the Company may sell a substantial portion of its existing installment loan portfolio in fiscal year 1999, in addition to the periodic sale of installment contracts purchased by CAC in the future.* There can be no assurance, however, that additional sales will be made under this agreement, or that CAC and the Company will be able to realize the expected benefits from such agreement.

The Company's growth strategy currently includes the continued expansion of financial services, component supply operations, its independent dealer network and the pursuit of additional acquisitions. The Company may incur additional debt, or other forms of financing, in order to continue to fund the pursuit of such growth strategies. * The Company currently believes existing cash and investment balances (which include proceeds from the sale of a portion of its installment loan portfolio described above) and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund the Company's operations and plans for the next twelve months.* In order to provide additional funds for continued pursuit of the Company's growth strategies and for operations, the Company may incur, from time to time, additional short and long-term bank indebtedness and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions.* The Company may continue to engage in other transactions, such as selling or securitizing all or portions of its installment loan portfolio, that are designed to facilitate the ability of the Company to originate an increased volume of loans and to reduce the Company's exposure to interest rate fluctuations and has entered into such a transaction pursuant to the Retail Finance Agreement, as further described above.* There can be no assurance that such possible additional financing, or the aforementioned potential transactions involving the Company's installment loan portfolio, will be available on terms acceptable to the Company. It is possible that a future lack of financing or a prolonged downturn in industry conditions could cause the Company to curtail the expansion of financial services or otherwise alter its growth strategies. *

Year 2000 Compliance

Many of the Company's computer systems and software products, as well as the systems and products of third parties doing business with the Company, are subject to the "Year 2000" issue, which is the inability of a computer to correctly process dates after December 31, 1999. This inability could potentially cause affected computers to shut down or perform incorrect calculations, ultimately resulting in a system failure, disruption of operations, and the inability to engage in normal business activities. This issue also affects products or systems which contain embedded computer chips with date sensitive programming such as security systems, telephone equipment and office equipment. As a result, many companies' software and computer systems need to be upgraded or replaced in order to address the Year 2000 issue.

The Company has implemented a program to evaluate the risks and problems associated with the Year 2000 issue. This program identifies four stages as follows:
    1) The preliminary assessment of each computer system and microprocessor the Company utilizes for Year 2000 compliance is completed, and the testing of these systems and microprocessors is approximately 45% completed. As a result of this assessment, the Company believes that most of the significant systems and microprocessors it utilizes are currently Year 2000 compliant or will be with the installation of available upgrades, except for an accounting system used by two of the Company's subsidiaries.* Plans are underway to identify an appropriate accounting system for these subsidiaries.

---------------------------------------
* See Safe Harbor Statement on page 17.

                                     PART I.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                               September 25, 1998

Year 2000 Compliance (Continued):

    2) The identification of Year 2000 compliance by significant or critical third parties is in process and is expected to be completed by December 31, 1998.* The scheduled completion date to replace third parties, if needed, is July 1999.*
    3) The completion of any Company system conversions and verification that all Company systems are Year 2000 compliant are expected to be completed by October 1999.*
    4) The development of a contingency plan is the last phase and is expected to be completed by October 1999.*

The costs incurred to date to address the Year 2000 issue have not been material; however, the Company expects to incur between $300,000 and $500,000 as an expense during 1998 and 1999 to complete the assessment and implementation, and to fund such cost from operations.* This anticipated cost is required to replace non-compliant microprocessors and to purchase and implement accounting software for two of the Company's subsidiaries. This estimate assumes that third parties have correctly assessed and communicated to the Company the status of their Year 2000 compliance, and that material Year 2000 compliance issues with respect to third parties who have not communicated with the Company will not arise in the future. Because of this reliance and the subjective nature of the Year 2000 compliance issue, the actual costs to address and resolve any non-compliance issues may differ materially from those anticipated.

The Company could be affected if the Year 2000 issue affects suppliers' abilities to provide raw materials needed in the manufacturing process. The Company is also dependent on third parties or government agencies to 1) supply sufficient electrical power, utilities, transportation and other services to sustain the manufacturing process and CAC's operations, 2) process, pay and maintain records of certain employee benefits, 3) supply funds in a timely fashion for its dealers and retail customers to purchase homes, and 4) fund sales of portions of CAC's loan portfolio. Any failure on the part of these third parties could have a material adverse effect on the business operations and financial performance of the Company.*

If the Company's efforts to resolve the Year 2000 issue are not adequate or implemented in a timely manner, the Company could experience a disruption in its normal business activities. Management of the Company believes that the most reasonably likely worst case scenario would be the delay in collections from third party financing agents which could result in liquidity issues for the Company, as well as the delay of financial reporting due to any accounting processes which may need to be performed manually until all Year 2000 issues are resolved.* However, the potential consequences of the Year 2000 issue are inherently uncertain, and consequently, no assurance can be given that this will be the reasonably likely worst case scenario.



---------------------------------------
* See Safe Harbor Statement on page 17.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                               September 25, 1998

ITEM 1            LEGAL PROCEEDINGS

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 under the heading "Item 3 - Legal Proceedings", and in the Company's Quarterly Report on Form 10-Q for the period ended June 26, 1998, under the heading "Part II, Item 1
- Legal Proceedings."

In September 1998, the Company and certain of its subsidiaries, along with a number of other manufactured housing producers, the Manufactured Housing Institute, and the Manufactured Housing Association for Regulatory Reform, were named as defendants in a lawsuit purporting to be brought on behalf of all Kentucky residents who owned manufactured homes produced by the defendants. The complaint was filed in the Commonwealth of Kentucky Pendleton Circuit Court, Case No. 98-CI-00143, and alleges that the defendants engaged in wrongful conduct and fraudulent misrepresentation and concealment, and that manufactured housing units are unsafe and/or dangerous for residential use because their design allegedly makes them more susceptible to fire. The plaintiffs seek compensatory and punitive damages, a requirement to retrofit manufacturing housing units with sprinkler systems, and other equitable and legal relief. Plaintiffs seek to bring the lawsuit as a class action, but the court has not yet ruled as to whether class action status is proper. The Company believes the claims are without merit and intends to vigorously defend the case. The outcome of this litigation and its effect on the Company cannot presently be determined, however, and the possibility exists for an adverse resolution of the litigation which could have a material adverse effect on the results of operations and financial condition of the Company.

ITEM 5            OTHER MATTERS

The Board of Directors declared the quarterly cash dividend of $.04 per share, an increase of 33%, payable on November 16, 1998 to stockholders of record on October 30, 1998.

In accordance with the provisions of Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), stockholders wishing to submit a proposal to be considered for inclusion in the Company's proxy statement and on the proxy solicitation/voting instruction card for the Company's 1999 Annual Meeting of Stockholders must submit the proposal in writing to the Company on or before December 11, 1998.

In addition, the Securities and Exchange Commission recently amended Rule 14a-4 promulgated under the Exchange Act. As amended, Rule 14a-4 provides that a proxy solicited by management of the Company may confer discretionary authority upon management of the Company to vote on a matter for an annual meeting of stockholders if the Company did not have notice of such matters at least (i) 45 days prior to the first anniversary date of the mailing of the prior year's proxy statement (the "Proxy Rules Date") or (ii) that amount of time required by the advance notice provisions of the Company's Amended and Restated By-laws, as amended (the "By-laws Date"). The proxy statement for the Company's 1998 Annual Meeting of Stockholders was mailed to stockholders on April 10, 1998; accordingly, the Proxy Rules Date is February 24, 1999. In addition, the Company's Amended and Restated By-laws, as amended (the "By-laws"), establish an advance notice procedure with regard to stockholder proposals to be brought before an annual meeting of stockholders, which procedure was recently amended. For business to be properly brought before an annual meeting by a stockholder, the stockholder must give notice not less than 45 days nor more than 90 days prior to the first anniversary of the date on which the prior year's proxy materials were mailed; provided, however, that in the event the 1999 annual meeting is more than 30 days before or more than 60 days after (other than as a result of adjournment) the anniversary date of the prior year's annual meeting, notice must be delivered no earlier than 90 days prior to such annual meeting and not later than the later of the 60th day prior to such meeting or the 10th day after the Company publicly announces the date of such meeting. The Company currently expects the 1999 Annual Meeting of Stockholders to be held within 30 days of the anniversary of the 1998 Annual Meeting. Therefore, a stockholder must notify the Company between January 10, 1999 and February 24, 1999 of a proposal for the 1999 Annual Meeting of Stockholders which the stockholder intends to present other than by inclusion in the Company's proxy material.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                               September 25, 1998

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K

The exhibits required to be filed with this report are listed below. The Company will furnish upon request the exhibit listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.

(a)      (3)      Articles of Incorporation and By-laws.
                  (a) The Amended and Restated  Certificate of  Incorporation of
                      the Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, and the amendment thereto, filed as Exhibit 3(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997, is incorporated herein by reference.
                  (b) The Amended and Restated By-laws of the Company,  filed as
                      Exhibit 3(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997, and the amendment thereto filed as Exhibit 3(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997, is incorporated herein by reference.
                  (c) Amendment to the  Company's Amended and Restated  By-laws, as amended.
                  (d) The   Certificate   of  Designation  of  Series  A  Junior
                      Participating Stock of Cavalier Homes, Inc. as filed with the Office of the Delaware Secretary of State on October 24, 1996 and filed as Exhibit A to Exhibit 4 to the Company's Registration Statement on Form 8-A filed on October 30, 1996, is incorporated herein by reference.

         (4)      Instruments Defining the Rights of Security Holders.
                  (a) Articles four, six, seven, eight and nine of the Company's
                      Amended and Restated Certificate of Incorporation, as amended, included in Exhibit 3(a) above.
                  (b) Article  II,  Sections  2.1  through  2.18;  Article  III,
                      Sections  3.1 and 3.2;  Article IV,  Sections 4.1 and 4.3;
                      Article  VI,  Sections  6.1  through  6.5;  Article  VIII,
                      Sections 8.1 and 8.2; and Article IX of the Company's Amended and Restated By-laws, included in Exhibit 3(b) and
                      Exhibit 3(c) above.
                  (c) Rights Agreement  between  Cavalier Homes,  Inc. and Chase
                      Mellon Shareholder Services, LLC, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated October 30, 1996, is incorporated herein by reference.

        (10)      Material Contracts.
                  (a) Form of Indemnification Agreement by and between  Cavalier
                      Homes,  Inc. and each member of its Board of Directors.
                  (b) Retention and Severance Agreement,  dated August 26, 1998, by and between Cavalier Homes, Inc. and Barry B. Donnell.
                  (c) Retention and Severance Agreement,  dated August 26, 1998, by and between Cavalier Homes, Inc. and David A. Roberson.
                  (d) Retention and Severance Agreement,  dated August 26, 1998, by and between Cavalier Homes, Inc. and Michael R. Murphy.
                  (e) Cavalier  Homes,   Inc.  Amended  and  Restated   Dividend
                      Reinvestment Plan, filed as Appendix A to the Prospectus appearing in the Company's Post-Effective Amendment No. 1 to Form S-3, Registration No. 333-48111, filed on September 29, 1998, is incorporated herein by reference.

        (11)      Statement re: Computation of Net Income per Common Share.

        (27) Article 5 - Financial Data Schedule and Restated Financial Data Schedule for Form 10-Q submitted as Exhibit 27 as an EDGAR filing only.

(b)      Current Report on Form 8-K.

                  None.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                               September 25, 1998

        "Safe Harbor" Statement under the Private Securities Litigation
                               Reform Act of 1995:

With the exception of historical factual information, the matters and statements discussed, made or incorporated by reference in this Quarterly Report on Form 10-Q (including statements regarding trends in the industry, the business and growth and financing strategies of the Company, the Company's plans and expectations regarding the merger with Belmont and the achievement of cost savings and synergies, the Company's anticipation regarding results in future periods and the Company's plans and expectations regarding the Year 2000 issue), as well as those statements specifically designated with an asterisk (*), or which contain the words "estimates", "projects", "intends", "believes",
"anticipates", "expects", "may", "appears", and words of similar import, constitute forward-looking statements, are based upon current expectations and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements and words involve known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. Such assumptions, risks, uncertainties and factors include those included in the Company's Annual Report on Form 10-K for the period ended December 31, 1997, including, without limitation, under the heading "Item 1. Business - Risk Factors" and those associated with general economic and business conditions; manufactured housing and retail consumer financing industry trends, cyclicality and seasonality; availability of consumer and dealer financing; changes and volatility and uncertainty in interest rates; the sufficiency of reserves established for installment contract receivables; warranty, product liability, workers' compensation and other litigation arising in the course of the Company's manufacturing and financial services business; contingent repurchase and guaranty obligations; dependence on key personnel and favorable relationships with employees; demographic changes; whether the current and emerging generations of retirees will have the same interest in purchasing manufactured homes; competition; raw material and labor costs and availability; import protection and regulation; relationships with and dependence on customers, distributors and dealers; changes in the business strategy or development plans of the Company; the availability, terms and deployment of capital; changes in or the failure to comply with government regulations; the inability or failure to identify or consummate successful acquisitions or to assimilate the operations of any acquired businesses with those of the Company; the ability of the Company and third parties with whom it does business to identify and correct, with respect to the Year 2000 issue, all relevant computer codes and embedded chips, unanticipated delays or difficulties in the implementation of the Company's Year 2000 project plans and the ability of third parties to redress their respective computer systems as they relate to the Year 2000 issue; and other assumptions, risks, uncertainties and factors reflected from time to time in the Company's filings with the Securities and Exchange Commission. The Company expressly disclaims any obligation to update any forward-looking statements as a result of developments occurring after the filing of this report.

                                    PART II.
                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                Other Information
                               September 25, 1998



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


                                            Cavalier Homes, Inc.
                                            ------------------------------------
                                            Registrant




Date: November 4, 1998                      /s/ David A. Roberson
                                            ------------------------------------
                                            David A. Roberson - President
                                            and Chief Executive Officer


Date: November 4, 1998                      /s/ Michael R. Murphy
                                            ------------------------------------
                                            Michael R. Murphy -
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)