Form 10-K
period 1998-12-31
CAVALIER HOMES INC
filed 1999-03-31
CIK 789863

U. S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                                       FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1998
         OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to
         ____________

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

    Registrant's telephone number, including area code: (256) 747-0044
       Securities registered pursuant to Section 12(b) of the Act:

                                               Name of
                                            Each Exchange
Title of Each class                     on Which Registered
----------------------------         ------------------------
Common Stock, par value $.10         New York Stock Exchange

    Securities registered pursuant to Section 12(g) of the Act:
                           None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of March 22, 1999, was $152,298,431.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 22, 1999.
                                 17,974,137

                           Common, $0.10 par value

                     Documents Incorporated by Reference
   Part III of this report incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 19, 1999.

                             CAVALIER HOMES, INC.
                         ANNUAL REPORT ON FORM 10-K
                    FOR THE YEAR ENDED DECEMBER 31, 1998

                                  PART I

ITEM 1.       BUSINESS

General
Cavalier Homes, Inc. (the "Company"), incorporated in 1984, is a Delaware corporation with its executive offices located at Highway 41 North and Cavalier Road, Addison, Alabama 35540. Effective December 31, 1997, the Company completed a merger (the "Merger") involving Belmont Homes, Inc. ("Belmont"), pursuant to which the Company issued 7,555,121 shares of its common stock in exchange for
Belmont's common stock and Belmont became a wholly owned subsidiary of the Company. The Merger was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the financial position, results of operations and cash flows of Belmont for all periods presented. The information herein is presented on a combined basis. Unless otherwise indicated by the context, references in this report to the "Company" or to "Cavalier" include the Company, its subsidiaries, divisions of these subsidiaries and their respective predecessors, if any.

Cavalier is a vertically integrated manufactured housing company, serving all phases of the home buying transaction from design and manufacturing to home financing and insurance. The Company has chosen to build its distribution system around exclusive independent dealers, which the Company believes gives it virtually the same efficiencies and market presence that captive retail centers provide to other companies. At December 31, 1998, Cavalier had a total of 237 dealer locations participating in its Exclusive Dealer Program, including five Company-owned retail locations. In addition, the Company markets its homes through approximately 1,000 non-exclusive independent dealer locations in 30 states.

The Company designs and manufactures a wide range of high quality homes with a focus on serving the low- to medium-priced manufactured housing market in the South Central and South Atlantic regions of the United States. The Company's homes are sold under 68 brand names, are normally fully furnished, including appliances, and are comprised of one or more floor sections. At December 31, 1998, the Company operated 23 home manufacturing facilities, one plant that manufactures laminated wall board, and a material and supply distribution location. Cavalier also participates in joint ventures with other manufactured housing companies for lumber distribution and the manufacture of roof trusses and cabinet doors.

Through its financial services segment, the Company purchases qualifying retail installment sales contracts for manufactured homes sold through its exclusive dealer network and sells various commissioned insurance products to exclusive dealers and their retail customers. During 1998, the business focus of Cavalier Acceptance Corporation, the Company's finance subsidiary ("CAC"), changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers that are subsequently resold to another financial institution without CAC retaining the servicing function.

In October 1998, the Board of Directors increased the Company's cash dividend amount 33% to an indicated annual rate of $0.16 per share.

Revenue, operating profit, identifiable assets and other financial data of the Company's industry segments for the three years ended December 31, 1998 are contained in Note 10 of Notes to Consolidated Financial Statements in Part II.

Home Manufacturing Operations
At December 31, 1998, the Company, through six wholly owned subsidiaries, owned or leased twenty-three manufacturing facilities engaged in the production of manufactured homes. See "Item 2. Properties". The management of each of the Company's home manufacturing units typically consists of a president or general manager, a production manager, a general sales manager, a controller, a service manager, a purchasing manager and a quality control manager. These mid-level management personnel manage the Company's home manufacturing operations, and typically participate in an incentive compensation system based upon their respective operation's profitability.

The Company has experienced significant growth in manufacturing capacity during the past seven years, expanding from four manufactured housing production facilities in 1992 to twenty-three facilities at the end of 1998. The Company's facilities normally operate on a single-shift, five-day week basis with the approximate annual capacity to produce 48,000 floors.

The following table sets forth certain sales information for 1998, 1997 and 1996:


                                           For the Year Ended December 31,
                            ----------------------------------------------------------------------
                                   1998                      1997                      1996
                            -------------------      --------------------      -------------------
Number of homes sold:

   Single-section homes        12,430      51%          13,576       58%          16,738      65%
   Multi-section homes         11,957      49%          10,026       42%           8,914      35%
                            ----------  -------      ----------   -------      ----------  -------

      Total homes              24,387     100%          23,602      100%          25,652     100%
                            ==========  =======      ==========   =======      ==========  =======

Number of floors sold          36,517                   33,646                    34,581
                            ==========               ==========                ==========


Construction of a home begins by welding steel frame members together. The frame is then moved through the plant, stopping at a number of work stations where various components and sub-assemblies are attached. Certain sub-assemblies, such as plumbing, cabinets, ceilings and wall systems, are assembled at off-line work stations. The completed home is usually sold furnished and is ready for connection to customer-supplied utilities.

The principal raw materials purchased by the Company are steel, lumber, plywood, sheetrock, aluminum, galvanized pipe, insulating materials, electrical supplies and plastics. The Company purchases axles, wheels, tires, kitchen appliances, laminated wallboard, roof trusses, plumbing fixtures, furniture, carpet, vinyl floor covering, windows and decorator accessories. Currently, the Company maintains approximately two to three weeks' inventory of raw materials. The Company is not dependent on any single source of supply and believes that the materials and parts necessary for the construction and assembly of its homes are generally available from other sources. However, the Company is currently experiencing tightened supply from its traditional vendors of certain types of raw materials, including sheetrock and insulation, required for the production of its manufactured homes. The Company is attempting to obtain these products from other vendors and to purchase substitute products, which may result in higher than normal costs. The possibility exists that the Company may be unable to recover these additional costs through price increases or that these and substitute products may become scarce or unavailable. The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors may have on the Company's future sales and earnings.*

The Company's component manufacturing and distribution subsidiaries provide laminated wallboards, cabinet doors and certain other supply products for some of its home manufacturing facilities. Additionally, certain of the Company's home manufacturing facilities currently purchase roof trusses from a joint venture in which the Company owns an interest. The Company believes prices obtained by the Company for these products from this joint venture are competitive with the Company's other sources of supply.

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

Products
The Company's homes include both single-section and multi-section models, with the substantial majority of such products being "HUD Code Homes" which are manufactured homes that meet the specifications of the National Manufactured Home Construction and Safety Act of 1974, as amended, and administered by the U.S. Department of Housing and Urban Development ("HUD"). Single-section homes are 14 to 16 feet wide, vary in length from 40 to 84 feet and contain between 656 and 1,280 square feet. The multi-section models consist of two or more floor sections that are joined at the home site, vary in length from 36 to 82 feet and contain between 792 and 3,016 square feet.

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

--------
* See Safe Harbor Statement on page 53.

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

Independent Dealer Network, Sales and Marketing
As of December 31, 1998, the Company had, under its Exclusive Dealer Program, 237 participating dealer locations selling only the Company's homes, which included five Company-owned retail locations. In addition, the Company markets its homes through approximately 1,000 independent dealer locations in 30 states.

Since 1991, the Company has been developing the independent exclusive dealer network. The Company's independent exclusive dealers market and sell only homes manufactured by the Company, while the Company's independent non-exclusive dealers typically will choose to offer the products of other manufacturers in addition to those of the Company. The growth in the Company's number of exclusive dealers and percentage of total Company sales represented by them is summarized in the following table:

        For the Year Ended December 31,            1998     1997    1996
------------------------------------------------  ------   ------  ------

Number of exclusive dealers                         237      132      115

Percentage of manufactured home sales               40%      30%      27%

Through its finance subsidiary, CAC, the Company purchases qualifying retail installment sales contracts for manufactured homes sold through the Company's exclusive dealer network and provides its exclusive dealers with other services and support.

Approximately 89% of the Company's sales in 1998 were to dealers operating sales centers in the Company's core states as follows: Texas - 14%, Alabama - 14%, Georgia - 10%, North Carolina - 9%, Arkansas - 8%, South Carolina - 8%, Mississippi - 7%, Louisiana - 7%, Oklahoma - 5%, Tennessee - 4% and
Missouri - 3%.

The Company has written agreements with most of its independent dealers. These agreements generally may be terminated at any time by either party, with or without cause, after a short notice period. The Company does not have any control over the operations of, or financial interests in, any of its independent dealers, including any of its independent exclusive dealers. The Company is not dependent on any single dealer, and in 1998, the Company's largest dealer accounted for approximately 3.2% of sales.

The Company believes that its independent dealer network enables the Company to avoid the substantial investment in management, capital and overhead associated with company owned sales centers. To enable dealers to maximize retail market penetration and enhance customer service, typically only one dealer within a given market area distributes a particular product line of the Company. The Company believes its strategy of selling its homes through independent dealers helps to ensure that the Company's homes are competitive with those of other manufacturers in terms of consumer acceptability, product design, quality and price. Accordingly, a component of the Company's business strategy is to continually strengthen its dealer relations. The Company believes its relations with its independent dealers, including its independent exclusive dealers, are good. *

The industry has recently been experiencing a trend of increasing competition for independent dealers, and many manufacturers, which had previously not owned their own retail sales centers, have begun purchasing independent dealers and/or establishing their own retail outlets. While the focus will continue to be on exclusive independent dealers, the Company has begun the process of diversifying its channels of distribution with Company-owned retail locations. Cavalier purchased its first three retail locations in 1998, and opened two other sites during the year. The Company intends to open and acquire other locations in the future at a conservative pace, and also plans to offer a franchise program in 1999.*

--------
* See Safe Harbor Statement on page 53.

Each of the Company's manufacturing units typically employs a general sales manager and its own respective sales representatives who are compensated on a commission basis. The plant-level sales representatives are charged with the day-to-day servicing of the needs of the Company's independent dealers, including its exclusive dealers. The Company markets its homes through product promotions, participation in regional manufactured housing shows, advertisements in local media and trade publications. As of December 31, 1998, the Company maintained a sales force of 88 full-time salesmen and 11 full-time general sales managers.

Retail Financing Activities

A significant factor affecting sales of manufactured homes is the availability and terms of financing. CAC purchases qualifying retail installment sales contracts for manufactured homes sold through the Company's exclusive dealer network.

CAC seeks to provide competitive financing terms to customers of the Company's exclusive dealers. CAC currently offers various conventional loan programs which require a down-payment ranging from 0% to 15% of the purchase price, in cash, trade-in value of a previously-owned manufactured home and/or appraised value of equity in any real property pledged as collateral. Repayment terms generally range from 84 to 360 months, depending upon the type of home and amount financed, the amount of the down payment and the customer's creditworthiness. CAC's loans are secured by a purchase money security interest in the manufactured home and, in certain instances, a mortgage on real property pledged as additional collateral. As of December 31, 1998, all of CAC's outstanding loans were secured. Loans purchased by CAC normally provide a fixed rate of interest with equal monthly payments and are non-recourse to the dealer. The interest rates applicable to CAC's loans as of such date generally ranged from 8% to 13%, and the approximate weighted average annual percentage interest rate was 10.9%. Currently, CAC operates in most of the 23 states in which the
 Company has independent exclusive dealers.

For those retail customers who meet CAC's lending standards, CAC provides prompt credit approvals and funding of loans. CAC has established a standardized credit scoring system to facilitate such prompt decision-making on loan applications. The most important criteria in the scoring system are the income, employment stability and creditworthiness of the borrower. The system requires a minimum score before CAC will consider funding the installment sale contract.

In the event an installment sale contract becomes delinquent, CAC normally contacts the customer within 10 to 25 days thereafter in an effort to cure the delinquency. CAC generally repossesses the home after payments have become 60 to 90 days delinquent. After repossession, CAC normally has the home delivered to a dealer's sales center where CAC attempts to resell the home or contracts with an independent party to resell the home. To a limited extent, CAC sells repossessed homes at wholesale.

The Company maintains a reserve for estimated credit losses on installment sale contracts owned by CAC to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance. Amounts credited to the reserve were $1.0, $1.3 and $0.8 million in 1998, 1997 and 1996, respectively. Additionally, as a result of defaults and repossessions the reserve was charged $1.6, $1.0 and $0.4 million in 1998, 1997 and 1996, respectively. The reserve for credit losses at December 31, 1998 was $0.8 million as compared to $1.3 million at December 31, 1997, and $0.9 million at December 31, 1996.

In 1998, 1997 and 1996, CAC repossessed 77, 92 and 41 homes, respectively. The Company's inventory of repossessed homes was 30 homes at December 31, 1998, as compared to 50 homes at December 31, 1997, and 6 homes at December 31, 1996. The Company's net losses resulting from repossessions on CAC purchased loans as a percentage of the average principal amount of such loans outstanding for fiscal 1998, 1997 and 1996 was 5.95%, 2.24% and 1.40%, respectively.

At December 31, 1998 and December 31, 1997, delinquencies expressed as a percentage of the total number of installment sale contracts which CAC owned were as follows:


                                                               Delinquency Percentage
                                            -------------------------------------------------------
                            Total Number
December 31,                of Contracts       30 Days         60 Days        90 Days      Total
                          ---------------   ------------    ------------   -----------  -----------

          1998                  986               1.62%           0.41%         0.10%        2.13%

          1997                1,712               1.46%           0.93%         0.12%        2.51%


At December 31, 1998 and December 31, 1997, delinquencies expressed as a percentage of the total outstanding principal balance of installment sale contracts which CAC owned were as follows:


                                                             Delinquency Percentage
                                            -------------------------------------------------------
                            Total Value
December 31,                of Contracts       30 Days         60 Days       90 Days       Total
                          ---------------   ------------    ------------   -----------  -----------

          1998            $ 26,117,000            1.89%           0.58%         0.19%        2.66%

          1997            $ 49,146,000            1.59%           0.95%         0.05%        2.59%


There can be no assurance that the Company's future results with respect to delinquencies and repossessions will be consistent with its past experience as reflected above.

Certain operating data relating to CAC are set forth in the following table:


                                                              December 31,
                                            --------------------------------------------------
                                                 1998              1997             1996
                                            ---------------   ---------------   --------------
Total loans receivable                      $   26,117,000    $   49,146,000    $  36,425,000
Allowance for credit losses                 $      760,000    $    1,272,000    $     941,000
Number of loans outstanding                            986             1,712            1,292
Number of delinquencies                                 21                43               16
Net loss ratio on average
   outstanding principal balance                     5.95%             2.24%            1.40%
Weighted average annual
   percentage rate                                   10.9%             10.9%            10.9%



During 1998, the business focus of CAC changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers that are subsequently resold to another financial institution without CAC retaining the servicing function. Although the level of CAC's future activities cannot presently be determined, the Company expects to utilize internally generated working capital and amounts generated from sales of loans under the retail finance agreement discussed in the following paragraph to fund the purchase of retail installment sale contracts on homes sold by the Company's exclusive dealers and may use borrowings under the Company's revolving, warehouse and term loan agreement with its primary lender (described below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") to develop a portfolio of such installment sale contracts. * The Company believes that its relationships with its exclusive dealers will assist the development of this business strategy.*

Since its inception, CAC has been restricted in the amounts of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. In February 1998, CAC entered into an agreement with another lender providing for the periodic resale of a portion of CAC's loans that meet established criteria. In March 1998, CAC sold, under the retail finance agreement, a substantial portion of its then existing portfolio of loans. The effect of this transaction on net income was to reduce the amount of financial services revenue from interest income on this portion of the portfolio, offset by reduced interest expense on retired debt and earnings on the remaining proceeds. Pursuant to the retail finance agreement, the Company may sell a substantial portion of its existing installment loan portfolio in fiscal year 1999, in addition to the periodic sale of installment contracts purchased by CAC in the future. The Company believes the periodic sale of installment contracts under the retail finance agreement will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CAC to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under this agreement, or that CAC and the Company will be able to realize the expected benefits from such agreement.

Retail Insurance Activities
Through its wholly-owned insurance agencies, the Company sells commissioned insurance products to retail purchasers of the Company's homes, including physical damage and extended home warranties. The Company also sells commercial lines of insurance products, including general liability and property insurance, to the Company's exclusive dealers and others.

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

--------
* See Safe Harbor Statement on page 53.

The risk of loss under such repurchase  agreements is mitigated by the fact that
(i) sales of the Company's manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 3.2% of sales in 1998, (ii) the repurchase obligation expires on individual homes after a reasonable period of time (generally 12 to 18 months from invoice date) and also declines during such period based on predetermined amounts and
(iii) the Company is in many cases able to sell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. As of December 31, 1998, the Company's contingent liability under these repurchase and other similar recourse agreements was an amount estimated to be approximately $242 million. The Company has provided an allowance for possible repurchase losses of $1.2 million as of December 3l, 1998, based on prior experience and current market conditions. Management currently expects no material loss in excess of the allowance. *

Quality Control, Warranties and Service
The Company believes the quality in materials and workmanship, continuous refinement in design and production procedures as well as price and other market factors, are important elements in the market acceptance of manufactured homes. The Company maintains a quality control inspection program at all production stages. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. An independent, HUD-approved third-party inspector regularly checks the Company's manufactured homes for compliance during construction.

The Company provides the initial home buyer with a one-year limited warranty against manufacturing defects in the home's construction. Warranty services after sale are performed, at the expense of the Company, by plant personnel, dealers or local independent contractors. Additionally, direct warranties often are provided by the manufacturers of specific components and appliances.

The Company employs a full-time service manager at each of its home manufacturing units and 197 full-time service personnel to provide administrative and on-site service and to correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to the Company, and management of the Company has placed emphasis on diagnosing potential problem areas to help minimize costly field repairs. The Company also has focused on reducing response time to customer service requests. At December 31, 1998, the Company had established a reserve for future warranty claims of $12.4 million relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

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

The Company's growth strategy currently includes the continued expansion of financial services provided through CAC.* The Company believes that operations of CAC will have a positive impact on the Company's efforts to sell its products and enhance its competitive ability within the industry. * However, due to strong competition in the retail finance segment of the industry from companies much larger than CAC, combined with the limited operating history of CAC, there can be no assurance that CAC will be able to expand its operations or that it will have a positive impact on the Company's ability to compete.

Regulation
The Company's businesses are subject to a number of federal, state and local laws, regulations and codes. Construction of manufactured housing is governed by the National Manufactured Home Construction and Safety Standards Act of 1974, as amended, and regulations issued thereunder by HUD, which have established comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt state and local regulations on such matters. The Company cannot presently determine what, if any, legislation may be adopted by Congress or the effect any such legislation may have on the Company or the manufactured housing industry as a whole.

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

--------
* See Safe Harbor Statement on page 53.

HUD has promulgated regulations with respect to structural design, wind loads and energy conservation. The Company's operations were not materially affected by the regulations; however, HUD has these matters under continuous review and the Company cannot predict what effect (if any) additional regulations promulgated by HUD would have on the Company or the manufactured industry as a whole.

Certain components of manufactured and modular homes are subject to regulation by the U.S. Consumer Product Safety Commission ("CPSC"), which is empowered to ban the use of component materials believed to be hazardous to health and to require the repair of defective components. The CPSC, the Environmental Protection Agency and other governmental agencies are evaluating the effects of formaldehyde. Regulations of the Federal Trade Commission also require disclosure of a manufactured home's insulation specifications. Manufactured, modular and site-built homes may be built with compressed board, wood paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in manufactured homes and required manufacturers to warn purchasers concerning formaldehyde associated risks. The Company currently uses materials in its manufactured homes that it believes meet HUD standards for formaldehyde emissions and otherwise comply with HUD regulations in this regard.

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

A variety of federal laws affect the financing of manufactured homes, including the financing activities conducted by CAC. The Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require substantial disclosures to be made in writing to a consumer with regard to various aspects of the particular transaction, including the amount financed, the annual percentage rate, the total finance charge, itemization of the amount financed and other matters. The Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain prohibited bases, and also require that certain specified notices be sent to credit applicants whose applications are denied. The Federal Trade Commission has adopted or proposed various trade regulation rules to specify and prohibit certain unfair credit and collection practices and also to preserve consumers' claims and defenses. The Government National Mortgage Association ("GNMA") specifies certain credit underwriting requirements in order for installment manufactured home sale contracts to be eligible for inclusion in a GNMA program. HUD also has promulgated substantial disclosure and substantive regulations and requirements in order for a manufactured home installment sale contract to qualify for insurance under the Federal Housing Authority ("FHA") program, and the failure to comply with such requirements and procedures can result in loss of the FHA guaranty protection. In addition, the financing activities of CAC may also become subject to the reporting and disclosure requirements of the Home Mortgage Disclosure Act. In addition to the extensive federal regulation of consumer credit matters, many states have also adopted consumer credit protection requirements that may impose significant requirements for consumer credit lenders. For example, many states require that a consumer credit finance company such as CAC obtain certain regulatory licenses or permits in order to engage in such business in that state, and many states also set forth a number of substantive contractual limitations regarding provisions that permissibly may be included in a consumer contract, as well as limitations upon the permissible interest rates, fees and other charges that may be imposed upon a consumer. Failure by the Company or CAC to comply with the requirements of federal or state law pertaining to consumer credit could result in the invalidity of the particular contract for the affected consumer, civil liability to the affected customers, criminal liability and other adverse results.

--------
* See Safe Harbor Statement on page 53.

Employees
As of December 31, 1998, the Company had 5,668 employees, of whom 4,845 were engaged in home manufacturing, 112 in sales, 208 in warranty and service, 379 in general administration, 39 in delivery, 51 in retail finance and insurance services and 34 in retail locations. At year end, only one home manufacturing operation's employees (100 employees) were covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

Risk Factors
If you are interested in making an investment in Cavalier, you should carefully consider the following risk factors concerning Cavalier and its business, in addition to the other information contained in this Report on Form 10-K:

Uncertainties in Integrating Business Operations and Achieving Benefits of the Belmont Merger
On December 31, 1997, a wholly owned subsidiary of Cavalier merged with and into Belmont which is also a producer of manufactured housing. For a more detailed description of Belmont and this transaction, you should review Cavalier's Current Reports on Form 8-K dated August 20, 1997, December 11, 1997 and January 15, 1998 (as amended by Form 8-K/A dated March 16, 1998 and Form 8-K/A dated March 17, 1998), and Cavalier's Registration Statement on Form S-4 filed with the Commission on December 2, 1997 (Reg. No. 333-41319). The acquisition of Belmont will require the consolidation of functions and the integration of departments, systems and procedures, which will present significant management challenges. We cannot make any assurances that we will successfully accomplish these actions as rapidly as currently expected, if at all. Although our primary purpose in taking such actions is to realize direct cost savings and other operating efficiencies, synergies and benefits, Cavalier cannot assure stockholders of the extent to which or whether such cost savings, efficiencies, synergies or benefits will be achieved.

Cyclical  and  Seasonal  Nature  of  the   Manufactured   Housing  Industry
The manufactured housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past, resulting in the failure of many manufacturing concerns. Many of the same national and regional economic and demographic factors that affect the broader housing industry also affect the market for manufactured homes. Historically, most sectors of the home building industry, including the manufactured housing industry, have been affected by the following, among other things:

o        changes in general economic conditions;
o        inflation;
o        levels of consumer confidence;
o        employment and income levels;
o        housing demand;
o        availability of alternative forms of housing;
o        availability of financing; and
o        the level and stability of interest rates.

The Manufactured Housing Institute ("MHI") reported that from 1983 to 1991, aggregate domestic shipments of manufactured homes declined 42%. According to industry statistics, after a ten-year low in floor shipments in 1991, the industry recovered significantly. Since 1992, floor shipments have increased each year, as set forth in the table to the right, although the growth rate has gradually slowed. Industry floor shipments in 1998 improved over 1997, with the MHI reporting floor shipments increased 8% in 1998 over 1997. Over the past several years, the manufactured housing industry has also experienced increases in both the number of retail dealers and manufacturing capacity, which we believe is currently resulting in slower retail turnover, higher dealer inventories and increased price competition.



--------------------------------------------------------------------------------
Percentage Increase in Floor Shipments
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
1992............................21%
1993............................22%
1994............................23%
1995............................12%
1996............................10%
1997.............................1%
1998.............................8%

Sales in the manufactured housing industry are also seasonal in nature, with sales of homes traditionally being stronger in April through October and weaker during the first and last part of the calendar year. While seasonality did not significantly impact Cavalier's business from 1992 through 1996, when industry shipments were steadily increasing, the recent tightening of competitive conditions may signal a return to the industry's traditional seasonal patterns.*

We cannot predict how long the recent tightening of competitive conditions will last, or what the extent of their impact will be on the future results of operations and financial condition of Cavalier. Furthermore, because of the cyclical and seasonal nature of the manufactured housing industry and the recent increase in competitive conditions, Cavalier cannot assure its investors that the manufactured housing industry is not entering a change in its cycle or returning to traditional seasonal patterns, either of which could have a material adverse effect on Cavalier's results of operations or financial condition.

Limitations on Ability to Pursue Growth Strategy
Cavalier's current growth strategies are to:
o        expand the financing and other activities of  CAC;
o        develop its exclusive dealer network;
o develop the production and distribution of component parts for manufactured housing;
o        pursue additional acquisitions, and
o        to a lesser extent, acquire or open Cavalier-owned retail locations.

Since 1991, Cavalier has expanded manufacturing capacity to meet the increased demand for its manufactured homes. Downturns in shipments in the manufactured housing industry, or a decline in the demand or in the growth in demand for Cavalier's homes, could have a material adverse effect on us. Our ability to execute our growth strategy depends on a number of factors, including the following:

o        general economic and industry conditions;
o        competition from other companies in the same business as us;
o our ability to attract, retain or sell to additional independent dealers, especially, exclusive dealers;
o the availability of semi-skilled workers in the areas in which our manufacturing facilities are located;
o        the ability of CAC to be competitive;
o        the availability of capital and financing; and
o the ability to find and consummate attractive acquisitions and to successfully integrate the operations of the acquired businesses.

There are other factors in addition to those listed above, many of which are beyond our control. Cavalier cannot assure investors that our growth strategy will be successful. Further, if our growth strategy is unsuccessful, we cannot assure that this lack of success will not have a material adverse effect upon Cavalier's results of operations or financial condition.

Uncertainties Regarding Retail Financing Activities
Cavalier purchases retail installment finance loans that have been originated by our independent exclusive dealers. We maintain a reserve for estimated credit losses on installment sale contracts owned by CAC to provide for future losses based on our historical loss experience, current economic conditions and portfolio performance. It is difficult to predict with any certainty the appropriate reserves to establish, and we cannot assure investors that CAC will not experience losses that exceed Cavalier's loss reserves and have a material adverse effect on Cavalier's results of operations and financial condition. Volatility or a significant change in interest rates might also materially affect CAC's and Cavalier's business, results of operations or financial condition.

Our strategy currently includes the continued expansion of the financial services segment of our business. Accordingly, we may incur additional debt, or other forms of financing, in order to continue to fund such growth. We may also engage in other transactions, such as selling or securitizing portions of our installment loan portfolio, that are designed to facilitate the ability of CAC to purchase and/or originate an increased volume of loans and to reduce our exposure to interest rate fluctuations and installment loan losses. Cavalier has entered into such a transaction pursuant to the Retail Finance Agreement discussed above under "Retail Finance Activities," and on March 13, 1998, sold approximately $25 million of its loans. Additionally, CAC has periodically sold installment loan contracts throughout 1998 to another financial institution. The Company may sell a substantial portion of its existing loan portfolio in 1999 under this agreement in addition to the periodic sale of loans purchased by CAC in the future. Cavalier believes the periodic sale of installment contracts under the Retail Finance Agreement will reduce requirements for both working capital and borrowings, increase Cavalier's liquidity, reduce Cavalier's exposure to interest rate fluctuations and enhance the ability of CAC to increase its volume of loan purchases. However, we cannot assure investors that additional sales will indeed be made under this agreement or that CAC and Cavalier will be able to realize the expected benefits from such agreement. We also cannot offer any assurance that possible additional financing, or the aforementioned transactions involving our installment loan portfolio, will be available on terms acceptable to Cavalier. If they are not, we may be forced to curtail the expansion of our financial services business and to alter our other strategies.

--------
* See Safe Harbor Statement on page 53.

Limitations on Availability of Consumer and Dealer Financing
Third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers. The availability and cost of such financing is further dependent on financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. In addition, most states classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors may have a material adverse effect on Cavalier's results of operations or financial condition.

Potential   Unavailability   and  Increases  in  Prices  of  Raw  Materials
The availability and pricing of certain raw materials, particularly lumber, sheetrock, particle board and insulation may significantly affect Cavalier's operating costs. Sudden increases in demand for these construction materials caused by natural disasters or other market forces can greatly increase the costs of materials or limit the availability of such materials. Increases in costs cannot always be reflected immediately in prices and, consequently, may adversely impact Cavalier's profitability. Further, a reduction in the availability of raw materials also may affect our ability to meet or maintain production requirements. Currently Cavalier is experiencing tightened supply from its traditional vendors of certain types of raw materials, including sheetrock and insulation, required for the production of our manufactured homes.

Contingent Repurchase and Guaranty Obligations
Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of Cavalier's sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that Cavalier will repurchase our products from the lending institutions for the balance due them in the event such product is repossessed upon a dealer's default. The risk of loss under repurchase agreements is lessened by the fact that (1) sales of our manufactured homes are spread over a relatively large number of independent dealers; (2) the price that Cavalier is obligated to pay under such repurchase agreements generally declines over the period of the agreement and also declines during such period based on predetermined amounts; and (3) in many cases, Cavalier has been able to resell homes repurchased from lenders in the ordinary course of business without incurring significant losses. While we have established a reserve for possible repurchase losses, we cannot assure investors that we will not incur material losses in excess of these reserves in the future.

Intense Competition
The production and sale of manufactured homes is a highly competitive industry, characterized by low barriers to entry and severe price competition. Competition is based primarily on the following factors:

o        price;
o        repair service;
o        product features and quality;
o        reputation for service and quality;
o        depth of field inventory;
o        delivery capabilities;
o        warranty repair service;
o        dealer promotions;
o        merchandising; and
o        terms of dealer and retail consumer financing.

In addition, Cavalier competes with other manufacturers, some of which maintain their own retail sales centers, for independent dealers. Manufactured homes also compete with other forms of low-cost housing, including site-built, prefabricated and modular homes, apartments, townhouses and condominiums. We face direct competition from numerous manufacturers, many of which possess greater financial, manufacturing, distribution and marketing resources. As a result of these competitive conditions, Cavalier may not be able to sustain past levels of sales or to continue its recent sales growth or profitability.

Reliance on Executive Officers
Cavalier's success depends highly upon the personal efforts and abilities of its current executive officers. Specifically, Cavalier relies on the efforts of its Chairman of the Board, Barry B. Donnell, its President and Chief Executive Officer, David A. Roberson, and its Vice President, Chief Financial Officer and Secretary-Treasurer, Michael R. Murphy. The loss of the services of one or more of these individuals could have a material adverse effect upon our business. We do not have employment or non-competition agreements with any of our executive officers. Our continued growth, including the expansion of CAC's business, will depend upon our ability to attract and retain additional experienced management personnel.

Dependence on Independent Dealers
Cavalier depends on independent dealers for substantially all retail sales of our manufactured homes. Typically only one dealer within a given market area distributes a particular product line of ours. Our relationships with our dealers are cancelable on short notice by either party. The manufactured housing industry has recently experienced a trend of increasing competition for quality independent dealers. Many manufacturers, which had previously not owned their own retail sales centers, have begun purchasing independent dealers and/or establishing their own retail sales centers. While we believe that our relations with our independent dealers are generally good, we cannot assure our investors that we will be able to maintain these relations, that these dealers will continue to sell our homes, or that we will be able to attract and retain quality independent dealers.

Potential Adverse Effects on Regulation
Cavalier is subject to a variety of federal, state and local laws and regulations affecting the production, sale and financing of manufactured housing. The National Manufactured Home Construction and Safety Standards Act of 1974, as amended, and regulations promulgated under such act by the U. S. Department of Housing and Urban Development ("HUD"), impose comprehensive national construction standards for manufactured homes and preempt conflicting state and local regulations. Cavalier's failure to comply with such regulations could expose us to a wide variety of sanctions, including closing one or more manufacturing facilities. HUD has promulgated regulations with respect to structural design and wind loads and energy conservation. Cavalier's operations were not materially affected by the regulations; however, HUD has these matters under continuous review and we cannot predict what effect (if any) additional regulations promulgated by HUD would have on us or the manufactured housing industry as a whole. In addition, the U. S. Consumer Product Safety Commission regulates certain components of manufactured homes. Cavalier's manufactured homes are also subject to local zoning and housing regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims. A number of states have adopted procedures governing the installation of manufactured homes, and both state and local entities regulate utility connections. In addition, federal, state and local authorities regulate the transportation of manufactured homes on highways.

Cavalier is also subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on products. The description and substance of Cavalier's warranties are also subject to a variety of state laws and regulations.

A variety of federal laws affect the financing of manufactured homes, including the financing activities conducted by CAC. For a discussion of these regulations and certain risks associated with them, see discussion above under the heading "Regulation."

Cavalier cannot assure its investors that failure to comply with any laws or regulations applicable to or affecting Cavalier will not adversely affect us.

Compliance with Environmental Laws
Federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment govern Cavalier's operations. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies and entities, to impose fines and penalties. The requirements of such laws and enforcement policies have generally become more strict in recent years. Accordingly, we cannot assure investors that we will not be required to incur response costs, remediation expenses, fines, penalties or other similar damages, expenses or liabilities, or to incur operational shut-downs, business interruptions or similar losses, associated with compliance with environmental laws and enforcement policies that either individually or in the aggregate would have a material adverse effect on our results of operations or financial condition.

Litigation
We suggest that you read Item 3., Legal Proceedings, below, for description of certain risk factors associated with litigation.

Volatility of Stock Price
The Company's common stock is traded on the NYSE. The market price of the Company's common stock may be subject to significant fluctuations in response to variations in the Company's operating results and other factors affecting the Company specifically, the manufactured housing industry generally, and the stock market generally.

ITEM 2.           PROPERTIES

The following table sets forth the location and approximate square footage for each principal facility of the Company, separated by segment, as of December 31, 1998.

                                                                  Approximate    Owned/
Location                           Use (Number of Facilities)    Square Footage  Leased
Manufacturing & Distribution

     Belmont Homes, Inc.
          Belmont Mississippi        Manufacturing facilities (3)     354,000     Owned
          Clarksdale, Mississippi    Manufacturing facility (1)        91,000     Owned
     Cavalier Homes of Alabama
          Addison, Alabama           Manufacturing facilities (4)     545,000     Owned   (a)
     Buccaneer Homes
          Hamiliton, Alabama         Manufacturing facility (1)       195,000     Owned
          Winfield, Alabama          Manufacturing facilities (2)     205,000     Leased
     Town & Country Homes
          Fort Worth, Texas          Manufacturing facility (1)       101,000     Owned
          Mineral Wells, Texas       Manufacturing facility (1)        81,000     Leased
          Graham, Texas              Manufacturing facility (1)       103,000     Leased
     Spirit Homes, Inc.
          Conway, Arkansas           Manufacturing facilities (2)     220,000     Owned
          Bigelow, Arkansas          Manufacturing facility (1)        80,000     Owned
     Bellcrest Homes, Inc.
          Millen, Georgia            Manufacturing facilities (2)     164,000     Owned
          Adrian, Georgia            Manufacturing facility (1)        90,000     Owned
     Brigadier Homes of North Carolina
          Nashville, North Carolina  Manufacturing facility (1)       130,000     Owned
     Homestead Homes
          Cordele, Georgia           Manufacturing facility (1)       110,000     Owned
     Mansion Homes
          Robbins, North Carolina    Manufacturing facility (1)        99,000     Leased
     Riverchase Homes
          Haleyville, Alabama        Manufacturing facility (1)        78,000     Owned
     Astro Homes
          Shippenville, Pennsylvania Manufacturing facility (1)       120,000     Owned
     Quality Housing Supply, LLC
          Hamiliton, Alabama         Manufacturing facility (1)        50,000     Leased
          Winfield, Alabama          Distribution facility (1)         48,000     Leased
     BRC Components, Inc.
          Phil Campbell, Alabama     Distribution facility (1)         50,000     Leased

Financial Services
          Hamilton, Alabama          Administrative Office              7,000     Owned
          Haleyville, Alabama        Administrative Office              1,000     Leased
          Greensboro, North Carolina Administrative Office              2,000     Leased

General Corporate & Other
          Addison, Alabama           Administrative Office              8,000     Owned
          Wichita Falls, Texas       Administrative Office              1,000     Leased
          Haleyville, Alabama        Administrative Office              4,000     Leased

(a) During the first quarter of 1999, the Company purchased two of these manufacturing facilities which were previously leased.

In general, the manufacturing facilities are in good condition and are operated at capacities which range from approximately 52% to 90%, excluding the facility in Adrian, Georgia which began production in March 1999, and the idle facility in Bigelow, Arkansas.

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

In addition, Belmont has been sued by three former shareholders (the "Plaintiffs") of Belmont Homes, Inc., an Alabama corporation which originally owned the initial Belmont manufacturing facility ("BHIA"), in the Circuit Court of Madison County, Alabama (Case Number CV 97-2297) against BHIA, Belmont (as a successor in interest of BHIA), certain other corporate entities (collectively, the "Other Corporations"), the Estate of Jerold Kennedy (the former President and Chief Executive Officer of Belmont), J. M. Page, and certain other unnamed and unidentified individual officers, employees, agents and directors of BHIA, Belmont and the Other Corporations, alleging breach of fiduciary duties, misrepresentation, deceit, suppression and civil conspiracy. The Plaintiffs state that they owned a majority of the stock in BHIA and sold such stock in February of 1989. In addition to certain other allegations, the Plaintiffs claim that Mr. Kennedy, along with others who allegedly conspired with him, misrepresented and omitted certain facts to them regarding his attempts to hire a production manager, that Belmont later hired the production manager, and that the Plaintiffs would not have sold their stock in BHIA in the absence of these alleged misrepresentations and omissions. In their complaint, the Plaintiffs request an unspecified amount of compensatory and punitive damages and/or equitable relief, including a constructive trust. The Company is aware that these same plaintiffs have also filed a separate claim against the Estate of Mr. Kennedy in the probate court of Franklin County, Alabama (Case Number 97-051), alleging essentially the same facts and seeking substantial compensatory damages and punitive damages and a constructive trust over the stock in the various Belmont entities owned by Mr. Kennedy`s estate. In May 1998, the Circuit Court of Madison County, Alabama, upon motion of the defendants, transferred the Madison County action to the Circuit Court of Franklin County, Alabama, and the plaintiffs subsequently appealed this decision to transfer to the Alabama Supreme Court. The Company believes that the Plaintiffs' claims against Belmont are without merit and intends to vigorously contest such claims. The outcome of this litigation and its effect on the Company cannot presently be determined, however, and the possibility exists for an adverse resolution of the litigation which could have a material adverse effect on the results of operations and financial condition of the Company in the quarter and year in which any such adverse resolution occurs.*

In September 1998, the Company and certain of its subsidiaries, along with a number of other manufactured housing producers, the Manufacturing Housing Institute, and the Manufactured Housing Association for Regulatory Reform, were named as defendants in a lawsuit purporting to be brought on behalf of all Kentucky residents who own manufactured homes produced by the defendants. The complaint was filed in the Commonwealth of Kentucky Pendleton Circuit Court, Case No. 98-CI-00143, and alleges that the defendants engaged in wrongful conduct and fraudulent misrepresentation and concealment, and that manufactured housing units are unsafe and/or dangerous for residential use because their design allegedly makes them more susceptible to fire. The plaintiffs seek compensatory and punitive damages, a requirement to retrofit manufacturing housing units with sprinkler systems, and other equitable and legal relief. The Plaintiffs seek to bring the lawsuit as a class action, but the court has not yet ruled as to whether class action status is proper. The Company believes the claims are without merit and intends to vigorously defend the case. The outcome of this litigation and its effect on the Company cannot presently be determined, however, and the possibility exists for an adverse resolution of the litigation which could have a material adverse effect on the results of operations and financial condition of the Company. *


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders during the last quarter of the fiscal year.

-------
* See Safe Harbor Statement on page 53.

                                     PART II

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCK-
                  HOLDER MATTERS

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


                                           Closing Sales Price
                                     ------------------------------
                                          High            Low       Dividends
                                     ---------------  ------------- -----------
Year ended December 31, 1998
     Fourth Quarter                   $   11  3/8      $   7  7/8    $   0.040
     Third Quarter                    $   13           $   9  1/16       0.030
     Second Quarter                   $   12  11/16    $   10  7/8       0.030
     First Quarter                    $   11  13/16    $    9  5/8       0.030

Year ended December 31, 1997
     Fourth Quarter                   $   10  7/8      $   9  1/4    $   0.018
     Third Quarter                    $   11  1/2      $   9  1/2        0.019
     Second Quarter                   $   11  7/8      $   9  3/8        0.019
     First Quarter                    $   12  1/4      $   9  3/4        0.018


As of March 22, 1999, the Company had approximately 450 shareholders of record and 5,900 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.

The Company intends to continue to pay regular quarterly dividends. * However, the payment of dividends on the Company's common stock is determined by the Board of Directors of the Company in light of conditions then existing, including the earnings of the Company and its subsidiaries, their funding requirements and financial conditions, certain loan restrictions and applicable laws and governmental regulations. The Company's present loan agreement contains restrictive covenants which, among other things, limit the aggregate dividend payments and purchases of treasury stock to 50% of the Company's consolidated net income for the two most recent fiscal years.

--------
* See Safe Harbor Statement on page 53.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The statement of income data, the balance sheet data, and other data of the Company for each of the five years ended December 31, 1998, have been derived from the consolidated financial statements of the Company. The Company's audited financial statements as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, including the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) and the other financial information contained elsewhere in this report, and with the Company's consolidated financial statements and the notes thereto appearing in the Company's previously filed Annual Reports on Form 10-K.


                                                                Year Ended December 31,
                                         ----------------------------------------------------------------------
                                             1998           1997          1996           1995           1994
                                         -----------    -----------   ------------   -----------    -----------
                                                        (in thousands, except per share amounts)
Statement of Income Data

Revenue:
     Home manufacturing net sales        $  598,116     $  553,730    $   572,997    $  420,519     $  312,268
     Financial services                       6,088          5,346          3,333         1,764            703
     Other                                    9,866          2,112            841           271              -
                                         -----------    -----------    -----------   -----------    -----------

     Total revenue                          614,070        561,188        577,171       422,554        312,971

Cost of sales                               496,708        464,222        482,204       354,811        265,943
Selling, general and administrative          87,611         72,526         54,120        39,035         28,109
Non-recurring merger and related
  costs                                           -          7,359              -             -              -
                                         -----------    -----------    -----------   -----------    -----------

Operating profit                             29,751         17,081         40,847        28,708         18,919
Life insurance proceeds                           -          1,500          1,750             -              -
Other income (expense) - net                  1,531           (242)         1,589            90           (612)
                                         -----------    -----------    -----------   -----------    -----------

Income before taxes                      $   31,282     $   18,339     $   44,186    $   28,798     $   18,307
                                         ===========    ===========    ===========   ===========    ===========

Net income                               $   18,655     $   10,247     $   27,479    $   17,630     $   11,458
                                         ===========    ===========    ===========   ===========    ===========

Basic net income per share1              $      .94     $      .52     $     1.42    $     1.06     $      .83
                                         ===========    ===========    ===========   ===========    ===========

Diluted net income per share1            $      .93     $      .51     $     1.39    $     1.03     $      .82
                                         ===========    ===========    ===========   ===========    ===========

Cash dividend per share1                 $      .13     $      .07     $      .06    $      .04     $      .02
                                         ===========    ===========    ===========   ===========    ===========
Weighted average number of shares
     outstanding1                            19,905         19,835         19,363        16,630         13,824
                                         ===========    ===========    ===========   ===========    ===========
Weighted average number of shares
     outstanding, assuming dilution1         20,144         20,028         19,799        17,057         14,036
                                         ===========    ===========    ===========   ===========    ===========

Other Data

Capital expenditures                     $   14,655     $   10,186     $   16,106    $   13,482     $    7,665
                                         ===========    ===========    ===========   ===========    ===========

                                                                             December 31,
                                         ----------------------------------------------------------------------
                                            1998           1997          1996           1995           1994
                                         -----------    -----------    -----------   -----------    -----------
Balance Sheet Data

Working capital                          $   41,707     $   28,484     $   24,746    $   22,157     $   18,095
Total assets                             $  235,952     $  211,554     $  196,387    $  132,694     $   86,859
Long-term debt                           $    3,650     $   15,808     $    6,227    $   11,233     $   13,057
Stockholders' equity                     $  144,911     $  133,551     $  122,652    $   75,119     $   41,767




1 As adjusted for all stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry Outlook
The Company's business is cyclical and seasonal and is influenced by many of the same economic and demographic factors which affect the housing market as a whole. The manufactured housing industry experienced significant growth in shipments from 1992 through 1996. Since 1992, floor shipments have increased each year, although the growth rate gradually slowed to 1% in 1997. Industry floor shipments in 1998 improved over 1997, with the Manufactured Housing Institute reporting floor shipments increased 7.8% in 1998 over 1997. The Company attributes this growth to a reduction in alternative housing, increased availability of retail financing, increased consumer confidence and continuing strength in the national economy. As a result, the manufactured housing industry has, over the past several years, also experienced increases in both the number of retail dealers and manufacturing capacity. The Company believes these increases are currently resulting in slower retail turnover, higher dealer inventories and increased price competition. Multi-section shipments continue to grow as a percentage of overall shipments and represented 61.3% of industry shipments in 1998 versus 57.9% in 1997. A single-section home is comprised of one floor, while a multi-section home is comprised of two or more floors.

Results of Operations
The following table summarizes certain financial and operating data including, as applicable, the percentage of total revenue:



                                                             For the Year Ended December 31,

                                          ----------------------------------------------------------------------
(Dollars in thousands)                             1998                    1997                  1996
                                           ----------------------- ---------------------- ----------------------

Home manufacturing net sales                 $  598,116             $  553,730             $  572,997
Financial services                                6,088                  5,346                  3,333
Other                                             9,866                  2,112                    841
                                             ----------             ----------             ----------

     Total revenue                                $  614,070     100.0%  $  561,188     100.0%  $  577,171     100.0%
                                             ==========             ==========             ==========

Total revenue                                $  614,070     100.0%  $  561,188     100.0%  $  577,171     100.0%
Cost of sales                                   496,708      80.9%     464,222      82.7%     482,204      83.5%
                                             ----------    -------  ----------    -------  ----------    -------

     Gross profit                            $  117,362      19.1%  $   96,966      17.3%  $   94,967      16.5%
                                             ==========    =======  ==========    =======  ==========    =======

Selling, general and administrative          $   87,611      14.3%  $   72,526      12.9%  $  54,120       9.4%
Non-recurring merger and related costs       $        -       0.0%  $    7,359       1.3%  $       -       0.0%
Operating profit                             $   29,751       4.8%  $   17,081       3.0%  $  40,847       7.1%
Other income                                 $    1,531       0.2%  $    1,258       0.2%  $   3,339       0.6%
Net income                                   $   18,655       3.0%  $   10,247       1.8%  $  27,479       4.8%

Installment loan purchases                   $   27,438             $   18,013             $  19,932
Capital expenditures                         $   14,655             $   10,186             $  16,106
Home shipments                                   24,387                 23,602                25,652
Floor shipments                                  36,517                 33,646                34,581
Independent exclusive dealer locations              232                    132                   115
Company-owned retail locations                        5                      -                     -
Home manufacturing facilities                        23                     22                    24

1998 compared  to 1997
Revenue
Home   manufacturing  net   sales  for  1998  as   compared   to  1997 increased
by 9%, or $50 million, to a record $603 million, before elimination of intercompany transactions of $5 million, with home shipments increasing by 3.3%. During 1998, 49% of the Company's homes sold were multi-section homes compared to 42% for the previous year. As the sale of multi-section homes continued to increase, the number of floors sold in 1998 increased 8.5% from 1997. The expansion of the Company's multi-section product base is in response to increasing consumer demand for multi-section homes. At year end, the exclusive dealer distribution system had grown to 237 exclusive dealer locations, including five Company-owned retail locations. Sales to exclusive dealers represented 40% of total 1998 sales compared to 30% in 1997. The Company attributes the strong growth in its Exclusive Dealer Program to dealer acceptance of the program's benefits and the introduction of the program to the Belmont group of dealers. Actual shipments of homes during 1998 were 24,387 versus 23,602 in 1997. The average price of homes sold roseto $24,700 in 1998 from $23,500 in 1997. The increase in the average selling price was primarily due to price increases instituted by the Company associated with rising prices in raw materials and an increase in the shipment of multi-section homes.

Revenue from the financial services segment increased $0.7 million in 1998 as compared to 1997 primarily due to a gain on the sale of a significant portion of Cavalier Acceptance Corporation's (CAC)loan portfolio in 1998 and the subsequent periodic resale of loans. In 1998, the effect of the portfolio sale on financial services revenue was a reduction in interest income earned of $1.4 million, offset by the gain on sale of loans of $2 million. During 1998, the business focus of CAC changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers that are subsequently resold to another financial institution without CAC retaining the servicing function. During 1998, CAC purchased contracts totaling $27 million as compared to $18 million in 1997.

Other revenue consists mainly of revenue from wholesale supply businesses and Company-owned retail sales locations. The supply businesses sell mainly to the home manufacturing segment, whereas the Company-owned retail sales locations purchase mainly from the home manufacturing segment. Revenue from external customers increased $8 million in 1998 over 1997 due primarily to retail sales of $7 million.

Gross Profit
Gross profit is derived by deducting cost of sales from total revenue. Gross profit was $117 million, or 19.1%, in 1998 versus $97 million, or 17.3%, in 1997. The Company believes an increase in total revenue and cost savings due to increased purchasing and other efficiencies after the Belmont merger are responsible for a significant portion of this increase. Currently, the Company is experiencing tightened supply from its traditional vendors of certain types of raw materials, including sheetrock and insulation, required for the production of its manufactured homes. The Company is attempting to obtain these products from other vendors and to purchase substitute products, which may result in higher than normal costs. The possibility exists that the Company may be unable to recover these additional costs through price increases or that these and substitute products may become scarce or unavailable. *The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors may have on the Company's future sales and earnings.

Selling, General and Administrative
Selling, general and administrative expenses during 1998 were $88 million, or 14.3% of total revenue, compared to $73 million, or 12.9% of total revenue, in 1997, an increase of $15 million as compared to 1997. Of this increase, $4.5 million is related to broadened sales and marketing efforts, including recruiting, set-up and maintenance of the exclusive dealer network, and the continued development of a retail infrastructure. Additionally, selling, general and administrative expenses increased $1.4 million due to higher costs for employee benefits, primarily health insurance, $1 million for increased warranty service activities and $0.7 million for the start-up costs associated with implementing an enterprise-wide management information system. Other factors contributing to the increase in selling, general and administrative expenses are the costs associated with retail acquisitions, opening an additional home manufacturing facility and the expansion of the supply distribution business.

Operating Profit
Operating profit is derived by deducting cost of sales and selling, general and administrative expenses from total revenue. Operating profit improved $13 million to $30 million in 1998 from $17 million in 1997. Home manufacturing operating profit improved $2.5 million due to an increase in sales and cost savings associated with increased purchasing and other efficiencies after the Belmont merger. Financial services operating profit improved $0.2 million due to a gain on the sale of a significant portion of CAC's loan portfolio, offset by reduced interest income on the portion of the portfolio sold. Additionally, operating profit improved due to the absence of a $7.4 million non-recurring merger charge in 1997.

Other Income (Expense)
Interest expense decreased in 1998 from 1997 due to the March 1998 retirement of the financial services debt which was paid with the proceeds from the sale of a portion of CAC's loan portfolio, as well as the payoff in September 1997 of debt that had been used to support the 1996 Bellcrest acquisition, offset by floor plan interest in 1998 incurred in connection with the Company-owned retail sales locations.

Other, net, is primarily comprised of interest income (unrelated to financial services), gains or losses on sales of assets, equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. The increase of $1.1 million in 1998 as compared to 1997 was primarily due to increased interest income on earnings from the cash proceeds from the sale of a portion of CAC's loan portfolio.

Net Income
Net income improved $8.5 million to $18.7 million in 1998 from $10.2 million in 1997 due primarily to an increase in total revenue, the cost savings associated with increased purchasing and other efficiencies after the Belmont merger and the absence of the non-recurring merger charge of $6.5 million net of taxes.

--------
* See Safe Harbor Statement on page 53.

1997 compared to 1996
Revenue
Home manufacturing net sales for 1997 as compared to 1996 decreased by 3%, or $19 million, with home shipments declining by 8%. However, sales of multi-section homes increased during the year, resulting in only a 3% decline in the number of floors sold. The Company believes the decline in net sales was primarily attributable to increased competition in the manufactured housing industry related t an increase in manufacturing capacity, higher dealer inventories and slower retail inventory turnover. Net sales for 1997 included approximately $51 million from Bellcrest, which was acquired in October 1996. Shipments of homes during 1997 were 23,602 compared to 25,652 in 1996. During 1997, the average price of homes sold rose to $23,500 versus $22,300 in 1996. The increase in the average selling price was primarily due to price increases established by the Company in response to rising prices in raw materials and an increase in the shipment of multi-section homes. During 1997, the percentage of multi-section homes sold was 42%, up from 35% of total homes sold in 1996.

Revenue from the financial services segment increased $2 million in 1997 as compared to 1996 due primarily to an increase in the loan portfolio to $49 million at year-end 1997 from $36 million at the end of 1996. During 1997, CAC purchased contracts totaling $18 million as compared to $20 million in 1996.

Other revenue consists primarily of revenue from wholesale supply businesses which sell mainly to the home manufacturing segment. Revenue from external customers increased $1 million in 1997 over 1996 due primarily to the start-up of a new supply company in 1997.

Gross Profit
Gross profit is derived by deducting cost of sales from total revenue. Gross profit was $97 million, or 17.3%, in 1997 versus $95 million, or 16.5%, in 1996. Gross profit for 1997 was negatively impacted by a reduction in home manufacturing net sales and $0.8 million charged to warranty expense in connection with conforming Belmont's contractual warranty arrangements to Cavalier's.

Selling, General and Administrative
Selling, general and administrative expenses during 1997 were $73 million, or 12.9% of total revenue, compared to $54 million, or 9.4% of total revenue, in 1996. During 1997, selling, general and administrative expenses increased $19 million as compared to 1996 due primarily to the costs related to new or expanded manufacturing facilities of $9.1 million, a $1.9 million increase in selling and administrative salaries and commissions, a $1.1 million increase in CAC's administrative costs consistent with its growth and expenses related to the Company's expanded marketing programs of $0.9 million, partially offset by a reduction in executive incentive compensation of $1.5 million. Additionally, the Company charged to selling, general and administrative expense $0.3 million in connection with conforming Belmont's contractual repurchase arrangements to its own.

Merger and Related Costs
In connection with the Belmont merger, the Company recorded charges of $7.4 million in 1997. These charges were non-recurring and included $2.5 million from the earn-out provision contained in the Stock Purchase Agreement between Belmont and the shareholders of Bellcrest, $0.9 million for severance costs associated with the consolidation of certain administrative functions, $3.1 million for printing, investment banking, legal, accounting and other fees and $0.9 million for other costs associated with combining and realigning the operations of the two companies.

Operating Profit
Operating profit is derived by deducting cost of sales, selling, general and administrative expenses and merger and related costs from total revenue. Operating profit declined $23.8 million from 1996 to 1997. Home manufacturing operating profit declined $17.4 million primarily due to the reduction in sales and the increase in costs associated with new or expanded manufacturing facilities of $9.1 million. Financial services operating profit improved $0.8 million primarily due to the increase in its loan portfolio. Additionally, operating profit declined due to the non-recurring merger and related costs associated with the Belmont merger of $7.4 million.

Other Income (Expense)
Interest expense for 1997 increased by $0.6 million as compared to 1996 due primarily to additional borrowings to support the purchase of Bellcrest, which debt was paid in full in September 1997, interest on two new industrial development bond issues, as well as the additional borrowings incurred to support the level of purchases of retail installment sales contracts by CAC.

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

Net Income
Net income declined from 1996 to 1997 primarily due to the reduction in home manufacturing net sales, the increase in certain selling, general and administrative expenses and the non-recurring charges associated with the Belmont merger of $1.1 million recorded in connection with conforming Belmont's contractual warranty and repurchase arrangements to Cavalier's and $7.4 million of non-recurring merger and related costs (a total of $6.5 million net of taxes).

Liquidity and Capital Resources

                                                            Balances as of December 31,
                                                         --------------------------------
(Dollars in thousands)                                      1998         1997       1996
                                                         ----------   ----------  ---------

Cash and cash equivalents                              $   64,243   $   37,276   $   29,751
Certificates of deposit, maturing within one year      $    -       $    4,000   $     -
Working capital                                        $   41,707   $   28,484   $   24,746
Current ratio                                            1.5 to 1     1.5 to 1     1.4 to 1
Long-term debt                                         $    3,650   $   15,808   $    6,227
Ratio of long-term debt to equity                         1 to 40      1 to 8       1 to 20
Installment loan portfolio                             $   26,117   $   49,146   $   36,425

As of December 31, 1998, the Company had working capital of $42 million compared to $28 million at the end of 1997, an increase of $14 million. The 1998 increase in working capital and the decreases in long-term debt and the debt to equity ratio were due to the sale of a portion of CAC's installment loan portfolio, of which a portion of the proceeds were used to retire approximately $14 million in debt and approximately $13 million was invested in short-term assets. Operating activities provided cash of $37 million in 1998. The Company's capital expenditures were approximately $15 million in 1998. Capital expenditures during 1998 included normal property, plant and equipment additions and replacements, the continued expansion and modernization of certain of the Company's manufacturing facilities, as well as the purchase of a Texas manufacturing facility that was previously leased, land adjacent to a North Carolina and a Georgia manufacturing facility, and an additional manufacturing facility in Georgia to be placed in operation in 1999. During the first quarter of 1999, the Company purchased, for a total of $3.4 million, two Alabama manufacturing facilities that were previously leased. The Company also initiated a stock repurchase program during the latter part of 1998 of 2,000,000 shares, of which 852,600 shares had been repurchased at December 31, 1998 for approximately $8 million. The Company completed this repurchase during the first quarter of 1999, and the Board of Directors has authorized the repurchase of an additional 2,000,000 shares. During the first of quarter of 1999, through March 23, 1999, the Company purchased 1,459,000 shares for $14 million.

As of December 31, 1997, the Company had working capital of $28 million compared to $25 million at the end of 1996, an increase of $3 million. The 1997 working capital increase of $3 million was due primarily to net long-term borrowings of $3 million, $2 million in proceeds from the sale of common stock, installment loan collections of $5 million and net cash provided by operating activities of $23 million for the year, reduced by $10 million in capital expenditures and $18 million in installment loan purchases. Capital expenditures during 1997 included normal property, plant and equipment additions and replacements and the acquisition of a home manufacturing facility in Texas.

The Company entered into a credit agreement with its primary lender in February 1994 and later amended it in March 1996 and June 1998. The credit facility presently consists of a $35 million revolving, warehouse and term-loan agreement. The credit facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $10 million. Interest is payable under the revolving line of credit at the bank's prime rate, or, if elected by the Company, the 90-day LIBOR Rate plus 2.5%. The warehouse and term-loan agreements contained in the credit facility provide for borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $25 million. Interest on the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus 0.75%. The warehouse component of the credit facility provides for borrowings of up to $25 million with interest payable at the bank's prime rate, or, if elected by the Company, the 90-day LIBOR Rate plus 2.5%. However, in no event may the aggregate outstanding borrowings under the warehouse and term-loan agreement exceed $25 million. Under the credit facility, no amounts were outstanding at December 31, 1998, and $12.7 million was outstanding at December 31, 1997.

The credit facility contains certain restrictive covenants which limit, among other things, the Company's ability to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1 million, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $10 million and (iv) make capital expenditures in excess of $14 million. In addition, the credit facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $3.5 million), tangible net worth (which must increase at least $2 million per year, subject to a carryover for increases in excess of $2 million in the prior year), debt to equity ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.5 to 1). The credit facility also requires CAC to comply with certain specified restrictions and financial covenants.

Since its inception, CAC has been restricted in the amounts of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. In February 1998, CAC entered into an agreement with another lender providing for the periodic resale of a portion of CAC's loans that meet established criteria. In March 1998, CAC sold, under the retail finance agreement, a substantial portion of its then existing portfolio of loans. The effect of this transaction on net income was to reduce the amount of financial services revenue from interest income on this portion of the portfolio, offset by reduced interest expense on retired debt and earnings on the remaining proceeds. Pursuant to the retail finance agreement, the Company may sell a substantial portion of its existing installment loan portfolio in fiscal year 1999, in addition to the periodic sale of installment contracts purchased by CAC in the future. * The Company believes the periodic sale of installment contracts under the retail finance agreement will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CAC to increase its volume of loan purchases.* There can be no assurance, however, that additional sales will be made under this agreement, or that CAC and the Company will be able to realize the expected benefits from such agreement. *

The Company's growth strategy currently includes the continued expansion of financial services, component supply operations, and its independent dealer network, the pursuit of additional acquisitions and, to a lesser extent, the acquisition or opening of Company-owned retail locations. The Company currently believes existing cash and funds available under the credit facility, together with cash provided by operations, will be adequate to fund the Company's operations and plans for the next twelve months. In order to provide additional funds for continued pursuit of the Company's growth strategies and for operations, the Company may incur, from time to time, additional short and long-term bank indebtedness or other forms of financing and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. * The Company may engage in other transactions, such as selling or securitizing all or portions of its installment loan portfolio, that are designed to facilitate the ability of the Company to originate an increased volume of loans and to reduce the Company's exposure to interest rate fluctuations and has entered into such a transaction pursuant to the retail finance agreement, as further described above. * There can be no assurance that such possible additional financing, or the aforementioned potential transactions involving the Company's installment loan portfolio, will be available on terms acceptable to the Company. It is possible that a future lack of financing or a prolonged downturn in industry conditions could cause the Company to curtail the expansion of financial services or otherwise alter its growth strategies. *

Impact of Inflation
The Company generally has been able to increase its selling prices to offset increased costs, including the costs of raw materials. Sudden increases in costs as well as price competition, however, can affect the ability of the Company to increase its selling prices. As discussed above, the Company currently is experiencing tightened supply of certain types of raw materials. For a further discussion of this matter, see "1998 Compared to 1997 - Gross Profit." The Company believes that the relatively moderate rate of inflation over the past several years has not had a significant impact on its sales or profitability, but can give no assurance that this trend will continue in the future. *

Impact of Accounting Statements
In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is required to be adopted for years beginning after June 15, 1999. The Company is currently evaluating SFAS 133 and has not yet determined its impact on the Company's consolidated financial statements.

Year 2000 Compliance
Many of the Company's computer systems and software products, as well as the systems and products of third parties doing business with the Company, are subject to the "Year 2000" issue, which is the inability of a computer to correctly process dates after December 31, 1999. This inability could potentially cause affected computers to shut down or perform incorrect calculations, ultimately resulting in a system failure, disruption of operations, and the inability to engage in normal business activities. This issue also affects products or system which contain embedded computer chips with date sensitive programming such as security systems, telephone equipment and office equipment. As a result, many companies' software and computer systems need to be upgraded or replaced in order to address the Year 2000 issue.

--------
* See Safe Harbor Statement on page 53.

The Company has implemented a program to evaluate and address the risks and problems associated with the Year 2000 issue. This program identifies four stages as follows:
1) The preliminary assessment of each computer system and microprocessor the Company utilizes for Year 2000 compliance is complete, and the testing of these systems and microprocessors is approximately 75% complete. As a result of this assessment, the Company believes most of the significant systems and microprocessors it utilizes are currently Year 2000 compliant or will be with the installation of available upgrades, except for an accounting system used by two of the Company's subsidiaries. *
2) The identification of Year 2000 compliance by significant or critical third parties has been completed, and the scheduled completion date to replace all non-compliant third parties is October 1999.
3) The completion of any Company system conversions and verification that all Company systems are Year 2000 compliant are expected to be completed by December 1999. *
4) The development of a contingency plan is the last phase and is expected to be completed by October 1999. The Company currently expects its contingency plan to include installation of certain Year 2000 compliant software, currently in use at most of its operations, for the two subsidiaries with non-compliant accounting software. *

The costs incurred to date to address the Year 2000 issue have not been material; however, the Company expects to incur between $800,000 and $1,200,000 as an expense, in addition to approximately $200,000 of capital expenditures, during 1999 in order to complete the assessment and implementation, and to fund such cost from operations. * This anticipated cost is required to replace non-compliant microprocessors and to purchase and implement accounting software for two of the Company's subsidiaries. These activities are being performed in conjunction with a larger multi-year migration from the Company's current systems to an enterprise-wide management information system. This estimate assumes that third parties have correctly assessed and communicated to the Company the status of their Year 2000 compliance, and that material Year 2000 compliance issues with respect to third parties who have not communicated with the Company will not arise in the future. * Because of this reliance and the subjective nature of the Year 2000 compliance issue, the actual costs to address and resolve any non-compliance issues may differ materially from those anticipated.

The Company could be affected if the Year 2000 issue affects suppliers' abilities to provide raw materials needed in the manufacturing process. The Company is also dependent on third parties or government agencies to 1) supply sufficient electrical power, utilities, transportation and other services to sustain the manufacturing process and CAC's operations, 2) process, pay and maintain records of certain employee benefits, 3) supply funds in a timely fashion for its dealers and retail customers to purchase homes, and 4) fund sales of portions of CAC's loan portfolio. Any failure on the part of these third parties could have a material adverse effect on the business operations and financial performance of the Company. *

If the Company's efforts to resolve the Year 2000 issue are not adequate or implemented in a timely manner, the Company could experience a disruption in its normal business activities. * Management of the Company believes the most reasonably likely worst case scenario would be the delay in collections from third party financing agents which could result in liquidity issues for the Company, as well as the delay of financial reporting due to any accounting processes which may need to be performed manually until all Year 2000 issues are resolved. * However, the potential consequences of the Year 2000 issue are inherently uncertain, and consequently, no assurance can be given that this will be the reasonably likely worst case scenario.

Market Risk
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest rate risk inherent in its financial instruments. The Company is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $1.4 million at December 31, 1998. Due to the long-term nature of the benefit liabilities that these assets fund, the Company's exposure to market risk is low. A decline in market value of these investments would not result in a material near term funding of the trust or exposure to the benefit liabilities funded.

The Company purchases retail installment contracts from its exclusive dealers, at fixed interest rates, in the ordinary course of business, and periodically resells certain of these loans to a financial institution under the terms of the retail finance agreement discussed above. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. Additionally, the Company has installment loans receivable in its portfolio of $25 million which may be sold during 1999. The Company's portfolio consists of fixed rate contracts with interest rates generally ranging from 8.0% to 13.0% and an average original term of 216 months at December 31, 1998. The Company estimated the fair value of its installment contracts receivable using discounted cash flows and interest rates offered by CAC on similar contracts at December 31, 1998.

--------
* See Safe Harbor Statement on page 53.

The Company has notes payable under retail floor plan agreements and an Industrial Development Revenue Bond issue that are exposed to changes in interest rates. Although these borrowings are floating rate debt, the interest rate risk posed by these borrowings currently is low because the amount of debt has historically been small in relation to annual cash flow. The Company has the ability to retire this debt if interest rates were to increase significantly. Additionally, the Company has two Industrial Development Revenue Bond issues at fixed interest rates. The estimated fair value of outstanding borrowings approximated carrying value at December 31, 1998. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time. The Company also has the ability to incur debt under its credit facility which provides for interest at the bank's prime rate for the revolving and warehouse line of credit and at fixed rates for a certain period of time for the term notes. The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates at December 31, 1998.



                                                            Assumed Annual Principal Cash Flows
                                        ----------------------------------------------------------------------------

(dollars in thousands)                        1999       2000      2001       2002       2003    Thereafter    Total   Fair value
Installment loan portfolio                 $   862      $ 961    $1,071     $1,194     $1,331       $20,698  $26,117    $ 26,211
(weighted average interest rate - 10.93%)
                                                             Expected Principal Maturity Dates
                                        ----------------------------------------------------------------------------
                                              1999       2000      2001       2002       2003    Thereafter    Total   Fair value
Notes payable and long-term debt           $ 4,568      $ 429    $  457     $  480     $  499       $ 1,785  $ 8,218     $ 8,218
(weighted average interest rate - 7.44%)

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited quarterly financial data for the two years ended December 31, 1998 and 1997. The Company believes that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with generally accepted accounting principles. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period.


                                       Fourth Quarter     Third Quarter    Second Quarter   First Quarter     Total
                                       ----------------------------------------------------------------------------------
                                                          (in thousands, except per share amounts)
1998
Revenue:
         Home manufacturing             $    158,457      $    152,542     $    164,274     $    122,843    $    598,116
         Financial services                    1,526             1,121            1,015            2,426           6,088
         Other                                 3,397             3,835            2,324              310           9,866

                                        ------------      ------------     ------------     ------------    ------------

         Total revenue                       163,380           157,498          167,613          125,579         614,070

Gross profit                                  32,444            30,634           31,460           22,824         117,362
Net income                                     5,324             5,220            5,069            3,042          18,655
Basic net income per share          a            .27               .26              .25              .15             .94
Diluted net income per share        a            .27               .26              .25              .15             .93


1997
Revenue:
         Home manufacturing             $    132,297      $    137,744     $    158,015     $    125,674    $    553,730
         Financial services                    1,526             1,382            1,296            1,142           5,346
         Other                                   786               532              396              398           2,112

                                        ------------     -------------     ------------     ------------    ------------

         Total revenue                       134,609           139,658          159,707          127,214         561,188

Gross profit                                  23,681            24,214           27,273           21,798          96,966
Net income                                    (4,165)b           3,639            6,880  c         3,893          10,247  b,c
Basic net income per share          a           (.21)b             .18              .35  c           .20             .52  b,c
Diluted net income per share        a           (.21)b             .18              .34  c           .19             .51  b,c

  a   The sum of quarterly amounts may not equal the annual amounts due to rounding.
  b   Includes non-recurring charges of $8,447,  comprised of $1,088 recorded in connection with conforming  Belmont's  contractual warranty and repurchase arrangements to Cavalier's and $7,359 of non-recurring  merger and related costs ($6,526 net of taxes, or $.33 per share Basic and Diluted).
  c   Includes a non-recurring gain of $1,500 or $.08 per share Basic, and $.07
      Diluted from life insurance proceeds.


Prior amounts have been restated due to the December 31, 1997 Belmont Merger, which was accounted for as a pooling of interests. Previously reported amounts for the individual company's net sales, total revenues and gross profit have been adjusted for the effect of former equity investments in unconsolidated joint ventures which are now consolidated subsidiaries and for reclassification of certain Belmont amounts to conform to Cavalier's presentation. In addition, certain amounts from prior periods have been reclassified to conform to the current presentation.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Index to Consolidated Financial Statements and Schedule

Independent Auditor's Report                      26

Consolidated Balance Sheets                       27

Consolidated Statements of Income                 29

Consolidated Statements of Stockholders' Equity   30

Consolidated Statements of Cash Flows             31

Notes to Consolidated Financial Statements        32

Schedule -
          II - Valuation and Qualifying Accounts  47



Schedules I, III, IV and V have been omitted because they are either not required or are inapplicable.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cavalier Homes, Inc.:

We have audited the consolidated balance sheets of Cavalier Homes, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 8. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. The consolidated financial statements and financial statement schedule give retroactive effect to the merger of the Company and Belmont Homes, Inc., which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements. We did not audit the consolidated financial statements of Belmont Homes, Inc. for the year ended December 31, 1996, which statements reflect total revenues of $227,817,000. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Belmont Homes, Inc. for 1996, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cavalier Homes, Inc. and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



/s/ Deloitte & Touche LLP
-------------------------
Birmingham, Alabama
February 19, 1999

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                         1998          1997
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $  64,243     $  37,276
  Certificates of deposit, maturing within one year                                    4,000
  Accounts receivable, less allowance for losses of
    $1,201 (1998) and $1,175 (1997)                                      7,678         8,449
  Notes and installment contracts receivable - current                   1,577         1,561
  Inventories                                                           38,803        29,697
  Deferred income taxes                                                  9,413         7,240
  Other current assets                                                   4,077         1,292
                                                                     ---------     ---------
        Total current assets                                           125,791        89,515
                                                                     ---------     ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                   5,414         2,159
  Buildings and improvements                                            41,991        36,741
  Machinery and equipment                                               38,707        32,483
                                                                     ---------     ---------
                                                                        86,112        71,383
  Less accumulated depreciation and amortization                        24,690        17,949
                                                                     ---------     ---------
        Total property, plant and equipment, net                        61,422        53,434
                                                                     ---------     ---------
INSTALLMENT CONTRACTS RECEIVABLE, less
  allowance for credit losses of $760 (1998) and
  $1,272 (1997)                                                         24,512        46,614
                                                                     ---------     ---------
GOODWILL, less accumulated amortization
   of $4,154 (1998) and $3,102 (1997)                                   19,945        19,551
                                                                     ---------     ---------
OTHER ASSETS                                                             4,282         2,440
                                                                     ---------     ---------
TOTAL                                                                $ 235,952     $ 211,554
                                                                     =========     =========

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1998 AND 1997
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                         1998          1997
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                  $     405     $   3,271
  Notes payable under retail floor plan agreements                       4,163
  Accounts payable                                                      15,944         9,575
  Amounts payable under dealer incentive programs                       18,752        14,614
  Accrued compensation and related withholdings                          7,154         4,294
  Estimated warranties                                                  12,400        11,700
  Accrued merger and related costs                                                     5,178
  Other accrued expenses                                                25,266        12,399
                                                                     ---------     ---------
           Total current liabilities                                    84,084        61,031
                                                                     ---------     ---------
DEFERRED INCOME TAXES                                                      390           297
                                                                     ---------     ---------
LONG-TERM DEBT                                                           3,650        15,808
                                                                     ---------     ---------
OTHER LONG-TERM LIABILITIES                                              2,917           867
                                                                     ---------     ---------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY:
  Series A Junior Participating  Preferred Stock, $.01 par value; 200,000 shares authorized, none issued
  Preferred stock, $.01 par value; 300,000 shares authorized, none issued
  Common stock, $.10 par value; 50,000,000 shares authorized,
    20,282,782 (1998) and 19,941,357 (1997) shares issued                2,028         1,994
  Additional paid-in capital                                            60,760        57,228
  Retained earnings                                                     90,400        74,329
  Treasury stock, at cost; 852,600 shares                               (8,277)
                                                                     ----------    ----------
           Total stockholders' equity                                  144,911       133,551
                                                                     ----------    ----------
TOTAL                                                                $ 235,952     $ 211,554
                                                                     ==========    ==========

See notes to consolidated financial statements.


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                         1998           1997           1996

REVENUES                                                           $   614,070    $   561,188    $   577,171
                                                                   ------------   ------------   ------------
COST OF SALES                                                          496,708        464,222        482,204

SELLING, GENERAL AND ADMINISTRATIVE                                     87,611         72,526         54,120

MERGER AND RELATED COSTS                                                                7,359
                                                                   ------------   ------------   ------------
                                                                       584,319        544,107        536,324
                                                                   ------------   ------------   ------------
OPERATING PROFIT                                                        29,751         17,081         40,847
                                                                   ------------   ------------   ------------
OTHER INCOME (EXPENSE):
  Interest expense                                                        (820)        (1,511)          (845)
  Life insurance proceeds                                                               1,500          1,750
  Other, net                                                             2,351          1,269          2,434
                                                                   ------------   ------------   ------------
                                                                         1,531          1,258          3,339
                                                                   ------------   ------------   ------------
INCOME BEFORE INCOME TAXES                                              31,282         18,339         44,186

INCOME TAXES                                                            12,627          8,092         16,707
                                                                   ------------   ------------   ------------
NET INCOME                                                         $    18,655    $    10,247    $    27,479
                                                                   ============   ============   ============
BASIC NET INCOME PER SHARE                                         $      0.94    $      0.52    $      1.42
                                                                   ============   ============   ============
DILUTED NET INCOME PER SHARE                                       $      0.93    $      0.51    $      1.39
                                                                   ============   ============   ============
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                       19,904,746     19,834,942     19,362,944
                                                                   ============   ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING,
   ASSUMING DILUTION                                                20,143,795     20,028,181     19,799,492
                                                                   ============   ============   ============

See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                     Additional
                                                          Common      Paid-in     Retained      Treasury
                                                          Stock       Capital     Earnings       Stock        Total

BALANCE, JANUARY 1, 1996                                $  1,830    $  34,013    $   39,276                $  75,119
  Sale of common stock to public                              64       11,661                                 11,725
  Stock options exercised                                     73        4,419                                  4,492
  Income tax benefit attributable to exercise of
    stock options                                                       3,692                                  3,692
  Sale of common stock under Employee Stock
    Purchase Plan                                              2          238                                    240
  Common stock issued in connection with
    acquisitions                                               5          887                                    892
  Accrued compensation                                                    216                                    216
  Cash dividends paid ($.06 per share)                                              (1,203)                   (1,203)
  Net income                                                                        27,479                    27,479
                                                       ----------   ----------   ----------                ----------
BALANCE, DECEMBER 31, 1996                                 1,974       55,126       65,552                   122,652
  Stock options exercised                                                   7                                      7
  Sale of common stock under Employee Stock
    Purchase Plan                                              5          425                                    430
  Sale of common stock under Dividend
    Reinvestment Plan                                         17        1,653                                  1,670
  Accrued compensation                                                    172                                    172
  Cash dividends paid ($.07 per share)                                              (1,470)                   (1,470)
  Retirement of common stock                                  (2)        (155)                                  (157)
  Net income                                                                        10,247                    10,247
                                                       ----------   ----------   ----------                ----------
BALANCE, DECEMBER 31, 1997                                 1,994       57,228       74,329                   133,551
  Stock options exercised                                      4          153                                    157
  Income tax benefit attributable to exercise of
    stock options                                                          90                                     90
  Sale of common stock under Employee Stock
    Purchase Plan                                              5          504                                    509
  Sale of common stock under Dividend
    Reinvestment Plan                                         25        2,579                                  2,604
  Accrued compensation                                                    206                                    206
  Cash dividends paid ($.13 per share)                                              (2,584)                   (2,584)
  Purchase of treasury stock                                                                  $ (8,277)       (8,277)
  Net income                                                                        18,655                    18,655
                                                       ----------   ----------   ----------   ----------   ----------
BALANCE, DECEMBER 31, 1998                             $   2,028    $  60,760    $  90,400    $ (8,277)    $ 144,911
                                                       ==========   ==========   ==========   ==========   ==========

See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                         1998          1997          1996
OPERATING ACTIVITIES:
  Net income                                                          $ 18,655      $ 10,247      $ 27,479
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization                                        8,365         7,492         5,760
    Provision for credit losses and repurchase commitments                (486)          669           389
    Gain on sale of installment contracts                               (2,048)
    (Gain) loss on sale of property, plant and equipment                    49           340          (144)
    Other, net                                                             267           211           (93)
    Changes in assets and  liabilities  provided  (used) cash, net of effects of acquisitions:
      Accounts receivable                                                  787         2,574          (672)
      Inventories                                                       (6,248)         (488)       (8,021)
      Accounts payable                                                   6,313        (3,310)         (146)
      Amounts payable under dealer incentive programs                    4,138           761         4,508
      Accrued compensation and related withholdings                      2,860        (1,743)        1,188
      Estimated warranties                                                 700         1,134         1,744
      Other assets and liabilities                                       4,006         5,361         1,695
                                                                      ---------     ---------     ---------
           Net cash provided by operating activities                    37,358        23,248        33,687
                                                                      ---------     ---------     ---------
INVESTING ACTIVITIES:
  Net cash paid in connection with acquisitions                         (2,358)         (871)       (8,515)
  Proceeds from sale of property, plant and equipment                      282           122           228
  Capital expenditures                                                 (14,655)      (10,186)      (16,106)
  Purchases of certificates of deposit                                  (6,044)       (8,000)      (16,114)
  Maturities of certificates of deposit                                 10,044        12,243        14,588
  Proceeds from sale or maturity of marketable securities                              1,097         2,479
  Net change in notes and installment contracts                        (23,119)      (13,547)      (17,216)
  Proceeds from sale of installment contracts                           47,852
  Other investing activities                                            (1,085)          133           616
                                                                      ---------     ---------     ---------
           Net cash provided by (used in) investing activities          10,917       (19,009)      (40,040)
                                                                      ---------     ---------     ---------
FINANCING ACTIVITIES:
  Net borrowings on notes payable                                        1,307
  Proceeds from long-term borrowings                                                  25,263         9,650
  Payments on long-term debt                                           (15,024)      (22,457)      (12,610)
  Net proceeds from sales of common stock                                3,113         2,100        11,965
  Proceeds from exercise of stock options                                  157             7         4,492
  Cash dividends paid                                                   (2,584)      (1,470)        (1,203)
  Purchase of treasury stock                                            (8,277)
  Other financing activities                                                           (157)           750
                                                                      ---------     ---------     ---------
           Net cash provided by (used in) financing activities         (21,308)        3,286        13,044
                                                                      ---------     ---------     ---------
NET INCREASE IN CASH AND CASH EQUIVALENTS                               26,967         7,525         6,691
                                                                      ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            37,276        29,751        23,060
                                                                      ---------     ---------     ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                $ 64,243      $ 37,276      $ 29,751
                                                                      =========     =========     =========

See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of Cavalier Homes, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the "Company"). The Company's minority ownership interests in various joint ventures are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets. Intercompany transactions have been eliminated in consolidation. See Note 10 for information related to the Company's business segments.

      Nature of Operations - The Company designs and manufactures a wide range of high quality manufactured homes which are sold to a network of dealers located primarily in the South Central and South Atlantic regions of the United States. In addition, through its financial services segment, the Company offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's exclusive dealer locations and company-owned retail locations.

      Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - The carrying value of the Company's cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. Additional information concerning the fair value of other financial instruments is disclosed in Notes 3 and 4.

      Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      Inventories - Inventories consist primarily of raw materials and are stated at the lower of cost (first-in, first-out method) or market. During 1998, 1997, and 1996, the Company purchased raw materials of approximately $11,413, $10,573 and $11,645, respectively, from a joint venture.

      Property, Plant and Equipment - Property, plant and equipment is stated at cost and depreciated primarily over the estimated useful lives of the related assets using the straight-line method. Maintenance and repairs are expensed as incurred. The Company paid or accrued $388, $270 and $73 in 1998, 1997 and 1996, respectively, for construction of plant facilities to a company in which a stockholder and director of the Company is also a stockholder.

      Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is being amortized over the expected periods to be benefited, 15 to 25 years, using the straight-line method. The Company evaluates the recoverability of goodwill primarily using forecasted undiscounted cash flows, supplemented if necessary by an independent appraisal of fair value.

      Revenue Recognition - Sales of manufactured homes to independent dealers are recorded as of the date the home is shipped to the dealer, with the exception of a subsidiary which employs drivers to deliver its homes; accordingly, sales are recorded upon delivery (at which time title passes) by this subsidiary. All sales are final and without recourse except for the contingency described in Note 9. For Company-owned retail locations, revenue is recorded upon transfer of title to the retail home buyer. Interest income on installment contracts receivable is recognized using the interest method.

      Product Warranties - The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. A liability is provided for estimated future warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

      Allowance for Losses on Installment Contracts - The Company has provided an allowance for estimated future losses resulting from retail financing activities of Cavalier Acceptance Corporation ("CAC"), a wholly-owned subsidiary, primarily based upon management's assessment of historical experience and current economic conditions.

      Insurance - The Company's workmen's compensation, product liability and general liability insurance coverages (with the exception of a subsidiary whose insurance is provided under fully insured policies) are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated when sufficiently reliable data is available in accordance with the consensus reached in Emerging Issues Task Force Issue No. 93-14, Accounting for Multiple-Year Retrospectively Rated Insurance Contracts by Insurance Enterprises and Other Enterprises.

      Net Income Per Share - In accordance with Statement of Financial Accounting Standards ("SFAS") 128, Earnings per Share, the Company reports two separate net income per share numbers, basic and diluted. Both are computed by dividing net income by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below (in thousands of shares):

                                                     1998      1997      1996

      Weighted average shares outstanding           19,905    19,835    19,363

      Dilutive effect of stock options and warrants    239       193       436
                                                   --------  --------  --------
      Weighted average shares outstanding,
       assuming dilution                            20,144    20,028    19,799
                                                   ========  ========  ========

      During 1996, the Company's Board of Directors declared a 3 for 2 stock split in January and a 5 for 4 stock split in October. All applicable share and per share data have been restated to give effect to all stock splits. Options and warrants that could potentially dilute basic net income per share in the future were not included in the computation of diluted net income per share because to do so would have been antidilutive. Antidilutive options and warrants were 641,796, 1,398,595, and 209,057 for 1998, 1997, and 1996, respectively.

      Recent Accounting Pronouncements - In June 1997, the Financial Accounting Standards Board (FASB) issued SFAS 130, Reporting Comprehensive Income. This statement is now effective, but has no impact on the Company. In June 1998, FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 is required to be adopted for years beginning after June 15, 1999. The Company is currently evaluating SFAS 133 and has not yet determined its impact on the Company's consolidated financial statements.

      Reclassifications - Certain amounts from the prior periods have been reclassified to conform to the 1998 presentation.

2.    BUSINESS COMBINATION AND ACQUISITION

      On December 31, 1997, Belmont Homes, Inc. ("Belmont") was merged with and into a subsidiary of Cavalier Homes, Inc. ("Cavalier"), and 7,555,121 shares of Cavalier's common stock were issued in exchange for all of the outstanding common stock of Belmont. The merger was accounted for as a pooling of interests, and, accordingly, the accompanying financial statements were restated to include the financial position, results of operations and cash flows of Belmont for all periods presented prior to the merger.

      Revenues and net income for the separate companies and the combined amounts presented in the consolidated financial statements are as follows (excluding non-recurring merger and related costs in 1997):

                                                            1997          1996
      Revenues:
       Cavalier                                         $ 336,343     $ 349,354
       Belmont                                            224,845       227,817
                                                        ---------     ---------
      Combined                                          $ 561,188     $ 577,171
                                                        =========     =========
      Net income:
       Cavalier                                         $  10,428     $  15,366
       Belmont                                              5,688        12,113
                                                        ---------     ---------
      Combined                                          $  16,116     $  27,479
                                                        =========     =========



      Certain amounts from Belmont's prior financial statements have been reclassified to conform to Cavalier's presentation.

      In connection with the merger, Cavalier recorded charges of $7.4 million in the quarter ended December 31, 1997. These charges are non-recurring and include $2.5 million from the earn-out provision contained in the Stock Purchase Agreement between Belmont and the shareholders of Bellcrest, $0.9 million for severance costs associated with the consolidation of certain administrative functions, $3.1 million for printing, investment banking, legal, accounting and other fees, and $0.9 million for other costs associated with combining and realigning the operations of the two companies. Of the merger and related costs of $7.4 million, $5.2 million was recorded as an accrued liability in the consolidated balance sheet at December 31, 1997.

      On October 24, 1996, in a transaction accounted for using the purchase method of accounting, the Company completed its purchase of 100% of the stock of Bellcrest Homes, Inc. ("Bellcrest") through the cash payment of $9,500.

      Under the terms of the Bellcrest Stock Purchase Agreement, the Company was required to pay the former Bellcrest shareholders additional consideration in an amount not to exceed $3,500 in the aggregate in the event Bellcrest attained certain stated levels of earnings before income taxes for the three-month period ended December 31, 1996 and for each of the years ending December 31, 1997 and 1998. During 1997, the Company paid $1,000, the amount earned and accrued for 1996, to the former shareholders. In connection with the merger described above, the Company also paid the remaining $2,500 to the former shareholders.

      In connection with the merger, warrants issued to a former Bellcrest shareholder in connection with the acquisition of Bellcrest were converted to warrants to purchase 60,000 shares of Cavalier common stock. The warrants, which expire in October 2001, are exercisable at $18.34 per share and their fair value at the issue date was estimated to be negligible. None of these warrants have been exercised as of December 31, 1998.

3.    INSTALLMENT CONTRACTS RECEIVABLE

      CAC finances retail sales through the purchase of installment contracts from a portion of the Company's exclusive dealers. Standard loan programs require minimum down payments, ranging from 0% to 15% of the purchase price of the home, on all installment contracts based on the creditworthiness of the borrower. In addition, CAC requires the borrower to maintain adequate insurance on the home throughout the life of the contract. Contracts are secured by the home which is subject to repossession by CAC upon default by the borrower.

      CAC's portfolio consists of fixed rate contracts with interest rates generally ranging from 8.0% to 13.0% and from 9.25% to 14.0% at December 31, 1998 and 1997, respectively. The average original term of the portfolio was approximately 216 and 217 months at December 31, 1998 and 1997, respectively. During 1998, CAC entered into an agreement to sell, without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CAC), contracts in its portfolio that meet specified credit criteria. Under this agreement, CAC sold $45,804 contracts receivable and realized a gain of $2,048.

      At December 31, 1998, estimated principal payments under installment contracts receivable are as follows:


                            1999                                       $    862
                            2000                                            961
                            2001                                          1,071
                            2002                                          1,194
                            2003                                          1,331
                         Thereafter                                      20,698
                                                                       --------
                           Total                                       $ 26,117
                                                                       ========

      Activity in the allowance for losses on installment contracts was as follows:

                                                   1998        1997        1996

       Balance, beginning of year               $ 1,272     $   941      $  551
       Provision for losses                       1,042       1,329         778
       Charge-offs, net                          (1,554)       (998)       (388)
                                                --------    --------     -------
       Balance, end of year                     $   760     $ 1,272      $  941
                                                ========    ========     =======

      At December 31, 1998 and 1997, the estimated fair value of installment contracts receivable was $26,211 and $50,103, respectively. These fair values were estimated using discounted cash flows and interest rates offered by CAC on similar contracts at that time.

4.    CREDIT ARRANGEMENTS

      The Company has a $35,000 revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible accounts receivable and inventories, respectively, up to a maximum of $10,000. Interest is payable under the revolving line of credit at the bank's prime rate (7.75% and 8.50% at December 31, 1998 and 1997, respectively) or, if elected by the Company, the 90-day LIBOR rate plus 2.5% (7.57% at December 31, 1998). No amounts were outstanding under the revolving line of credit at December 31, 1998 or 1997.

      The warehouse and term-loan agreement contained in the Credit Facility provide for borrowings of up to 80% of the Company's eligible installment sale contracts, up to a maximum of $25,000. Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, and floats for the remaining two years at a rate (subject to certain limits) equal to the bank's prime rate plus .75%. The warehouse component of the Credit Facility provides for borrowings of up to $25,000 with interest payable at the bank's prime rate or, if elected by the Company, the 90-day LIBOR rate plus 2.5%. However, in no event may the aggregate outstanding borrowings under the warehouse and term-loan agreement exceed $25,000. Amounts outstanding under the warehouse and term-loan portion of the Credit Facility were $-0- and $12,744 at December 31, 1998 and December 31, 1997, respectively.

      The Credit Facility contains certain restrictive and financial covenants, which, among other things, limit the aggregate of dividend payments and purchases of treasury stock to 50% of consolidated net income for the two most recent years, restrict the Company's ability to pledge assets, incur additional indebtedness and make capital expenditures, and require the Company to maintain certain defined financial ratios. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by CAC, and the capital stock of certain of the Company's consolidated subsidiaries. The bank's commitment under the Credit Facility will expire in April 2000.

      The Company has other lines of credit with banks totaling $2,000, which expire in July, 1999. Amounts outstanding under these facilities totaled $-0- and $1,000 at December 31, 1998 and 1997, respectively. Interest rates under these lines range from prime to prime plus 2%. The Company also has $4,163 of notes payable under retail floor plan agreements. The notes are collateralized by inventories of $3,775 and bear interest at prime at December 31, 1998.

      The Company has amounts outstanding under three Industrial Development Revenue Bond issues ("Bonds") of $4,052 and $4,442 at December 31, 1998 and 1997, respectively. Two of the bond issues bear interest at variable rates ranging from 4.0% to 5.4% and mature at various dates through November 2007. One of the bond issues is payable in equal monthly installments and bears interest at 75% of the prime rate. The bonds are collateralized by certain plant facilities.

      During 1998, the Company repaid a term-loan with a balance of $887 at December 31, 1997. This loan accrued interest at 7.95% and was payable in equal monthly installments.

      At December 31, 1998, principal repayment requirements on long-term debt are as follows:

                Year Ending
                December 31,

                    1999                                                 $   405
                    2000                                                     429
                    2001                                                     457
                    2002                                                     480
                    2003                                                     499
                  Thereafter                                               1,785
                                                                         -------
                                                                           4,055
                    Total
              Less current portion                                           405
                                                                         -------
                  Long-term debt                                         $ 3,650
                                                                         =======

      The estimated fair value of outstanding borrowings approximated carrying value at December 31, 1998 and 1997. These estimates were determined using rates at which the Company believes it could have obtained similar borrowings at that time.

      Cash paid for interest during the years ended December 31, 1998, 1997 and 1996 was $776, $1,445 and $910, respectively.

5.    STOCKHOLDERS' EQUITY

      The Company has adopted a Stockholder Rights Plan. The terms and conditions of the plan are set forth in a Rights Agreement dated October 23, 1996 between the Company and its Rights Agent. Pursuant to the plan, the Board of Directors of the Company declared a dividend of one Right (as defined in the Rights Agreement) for each share of the Company's outstanding common stock to stockholders of record on November 6, 1996. The Rights, when exercisable, entitle the holder to purchase a unit of
      0.80 one-hundredth share of Series A Junior Participating Preferred Stock, par value $.01, at a purchase price of $80 per unit. Upon certain events relating to the acquisition of, or right to acquire, beneficial ownership of 20% or more of the Company's outstanding common stock by a third party, or a change in control of the Company, the Rights entitle the holder to acquire, after the Rights are no longer redeemable by the Company, shares of common stock of the Company (or, in certain cases, securities of an acquiring person) for each Right held at a significant discount.The Rights will expire on November 6, 2006, unless redeemed earlier by the Company at $.01 per Right under certain circumstances. In connection with the merger, Belmont shareholders received one Right (as defined in the Rights Agreement) with respect to each Cavalier share received pursuant to the Merger Agreement.

      In January 1996, Belmont completed a public offering of approximately 640,000 shares of common stock. The net proceeds of approximately $11,725 were used to retire debt and for working capital.

      Supplemental diluted net income per share for 1996, based on net income after adjustment for dividends on preferred stock and the after tax effect of interest expense on debt repaid with proceeds of the above offering, and on the weighted average shares of common stock outstanding for 1996, giving effect to the number of shares sold in the offering, the proceeds of which were used to repay such preferred stock and debt, is as follows assuming the transaction was effective on January 1, 1996:

                                                                          1996

       Net income, as adjusted                                        $   27,526
                                                                      ==========
       Diluted net income per share                                   $     1.39
                                                                      ==========
       Weighted average shares outstanding, assuming dilution         19,868,292
                                                                      ==========


6.    INCENTIVE PLANS

      Dealership Stock Option Plan -

o During 1998, the Company amended the Dealership Stock Option Plan (the "Dealer Plan") to revise the criteria for earning stock options. The Plan allows for 562,500 options to be issued to eligible independent dealerships at a price equal to the fair market value on the date of grant. These options are earned based on the amount of contracts funded through CAC. Options granted under the Plan are immediately exercisable and expire three years from the grant date. Since these options have been granted to persons other than employees, the Company adopted the recognition and measurement provisions of SFAS 123, Accounting for Stock-Based Compensation.

      Employee and Director Plans:

o The Company has a Key Employee Stock Incentive Plan (the "1996 Plan") which provides for the granting of both incentive and non-qualified stock options. Additionally, the 1996 Plan provides for stock appreciation rights and awards of both restricted stock and performance shares. Options are granted at prices and terms determined by the compensation committee of the Board of Directors. The 1996 Plan also provides for an additional number of common shares to be reserved for issuance each January 1 equal to 1.5% of the number of the common shares outstanding on that date. Options granted under the 1996 Plan are generally exercisable six months after the grant date and expire ten years from the date of grant.

o The Company also has a Non-employee Director Plan under which 625,000 shares of the Company's common stock were reserved for grant to non-employee directors at fair market value on the date of such grant. Options are granted upon the director's initial election and automatically on an annual basis thereafter. Options granted under the plan are generally exercisable six months after the grant date and expire ten years from the date of grant.

o The Company has an Employee Stock Purchase Plan under which 625,000 shares of the Company's common stock may be issued to eligible employees at a price equal to the lesser of 85% of the market price of the stock as of the first or last day of the payment periods (as defined). Employees may elect to have a portion of their compensation withheld, subject to certain limits, to purchase the Company's common stock.

o The Company has a Deferred Compensation and Flexible Option Plan (the "Deferred Plan") which provides for deferral of a portion of certain key employees' earnings plus a Company match. Upon the occurrence of a distributable event, the employee will receive the greater of cash at a fixed annual return or shares of the Company's common stock credited to his account valued at fair market value. The Company funds benefits under the Deferred Plan through cash contributions and through the issuance to a trust of a stock option at the time of deferral at an exercise price equal to fair market value on the date of the grant. Under the Deferred Plan, there are 500,000 shares of Company common stock available for issuance. At December 31, 1998, the Company had recorded plan investments of $1,406 and a deferred compensation liability of $1,630.

      Compensation expense recorded in connection with these plans for the years ended December 31, 1998 and 1997 was not material.

      On July 25, 1996, substantially all employee stock options granted in 1996 at prices between $15.40 and $16.60 were repriced to an exercise price of $13.60. On January 17, 1997, substantially all employee stock options then exercisable at a price of $12.00 or higher were repriced to an exercise price of $10.625. In addition, on January 17, 1997, an option issued under the 1993 Non-employee Director's Plan to purchase 25,000 shares at $15.40 per share was canceled and reissued for 17,250 shares at $10.625 per share.

      During 1998, the Company revised the Dividend Reinvestment Plan to increase the shares available under the Plan to 500,000 and to eliminate the optional cash payment feature of the Plan. Participants in the Plan may purchase additional shares of the Company's common stock by reinvesting the cash dividends on all, or part, of their shares. The purchase price of the stock will be the higher of 95% of the average daily high and low sale prices of the Company's common stock on the four trading days including and preceding the Investment Date (as defined) or 95% of the average high and low sales prices on the Investment Date.

      The Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Accordingly, no compensation expense has been recognized for these plans except where the exercise price was less than the fair value on the date of grant. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income and net income per share would approximate the pro forma amounts below:

                                                  1998         1997        1996

       Net income:
        As reported                            $ 18,655     $ 10,247    $ 27,479
        Pro forma                              $ 16,506      $ 8,661    $ 24,888

       Basic net income per share:
        As reported                              $ 0.94       $ 0.52      $ 1.42
        Pro forma                                $ 0.83       $ 0.44      $ 1.29

       Diluted net income per share:
        As reported                              $ 0.93       $ 0.51      $ 1.39
        Pro forma                                $ 0.82       $ 0.43      $ 1.26

      The fair value of options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                1998         1997         1996

       Dividend yield                           1.56 %       1.13 %       0.66 %
       Expected volatility                     40.49 %      43.94 %      41.25 %
       Risk free interest rate                  5.52 %       6.12 %       5.99 %
       Expected lives                        5.0 years    3.0 years    3.0 years

      The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts, and additional awards in future years are anticipated.

      With respect to options exercised, the income tax benefits resulting from compensation expense allowable under federal income tax regulations in excess of the expense reflected in the Company's financial statements have been credited to additional paid-in-capital. These benefits, which totaled $90 (1998), $-0- (1997), and $3,692 (1996), represent a noncash financing transaction for purposes of the consolidated statements of cash flows.

     Information regarding all of the Company's stock option plans is summarized below:

                                                                                                       Weighted
                                                                                   Weighted             Average
                                                                                    Average            Fair Value
                                                                    Shares        Exercise Price     At Grant Date
        Outstanding at December 31, 1995                           1,193,457         $  4.51
         Granted:
           Price = Fair Value                                      1,640,833           14.42            $ 4.73
           Price < Fair Value                                         28,833           13.70              3.75
         Exercised                                                  (912,083)           4.92
         Cancelled                                                  (489,431)          15.90
                                                                  -----------
        Outstanding at December 31, 1996                           1,461,609         $ 11.76
         Granted at Fair Value                                       858,425           10.61            $ 3.52
         Exercised                                                    (1,000)           4.27
         Cancelled                                                  (564,420)          13.75
                                                                  -----------
        Outstanding at December 31, 1997                           1,754,614         $ 10.56
         Granted at Fair Value                                       890,393           10.26            $ 3.50
         Exercised                                                   (35,267)           4.45
         Cancelled                                                   (49,746)          11.39
                                                                  -----------
        Outstanding at December 31, 1998                           2,559,994         $ 10.52
                                                                  ===========       =========
        Options exercisable as of December 31, 1998                2,438,434         $ 10.42
                                                                  ===========       =========
        Options exercisable as of December 31, 1997                1,536,986         $ 10.37
                                                                  ===========       =========
        Options exercisable as of December 31, 1996                  649,947         $ 10.17
                                                                  ===========       =========

      Stock options available for future grants at December 31, 1998 were 1,152,864 under all of the Company's various stock option plans.

      The following table summarizes information concerning stock options outstanding at December 31, 1998:

                                           Options Outstanding                 Options Exercisable
                                ------------------------------------------ ----------------------------

                                                   Weighted
                                                    Average      Weighted                     Weighted
                                                   Remaining      Average                      Average
                 Range of             Number      Contractual    Exercise        Number       Exercise
             Exercise Prices       Outstanding       Life          Price      Exercisable      Price

            $0.55 - $10.00           465,294         9.30        $  6.42        450,294       $  6.38
               $10.19                602,983         9.06        $ 10.19        602,983       $ 10.19
            $10.22 - $10.63          876,824         8.10        $ 10.57        876,824       $ 10.57
            $10.88 - $16.60          614,893         7.89        $ 13.88        508,333       $ 13.99
                                  ----------                                 -----------
            $0.55 - $16.60         2,559,994         8.49        $ 10.52      2,438,434       $ 10.42
                                  ==========       =======       ========    ==========       ========

7.    INCOME TAXES

      Provision for income taxes consist of:

                                                1998         1997        1996
       Current:
        Federal                              $ 12,469      $ 9,574     $ 15,456
        State                                   2,238          921        2,258
                                             ---------    ---------    ---------
                                               14,707       10,495       17,714
                                             ---------    ---------    ---------
       Deferred:
        Federal                                (1,337)      (2,368)        (712)
        State                                    (743)         (35)        (295)
                                             ---------    ---------    ---------
                                               (2,080)      (2,403)      (1,007)
                                             ---------    ---------    ---------
         Total                               $ 12,627     $  8,092     $ 16,707
                                             =========    =========    =========

      Total income tax expense for 1998, 1997, and 1996 is different from the amount that would be computed by applying the expected federal income tax rate of 35% to income before income taxes. The reasons for this difference are as follows:

                                                                        1998        1997        1996

      Income tax at expected federal income tax rate                 $ 10,948     $  6,419     $ 15,465
      State income taxes, net of federal tax effect                     1,100          651        1,810
      Non-taxable life insurance proceeds                                             (525)        (655)
      Non-deductible operating expenses                                   295          387          107
      State jobs tax credits                                             (126)         (40)        (471)
      Non-deductible merger related expenses                                         1,085
      Other                                                               410          115          451
                                                                     ---------    ---------    ---------
                                                                     $ 12,627     $  8,092     $ 16,707
                                                                     =========    =========    =========

      Deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. The approximate tax effects of temporary differences at December 31, 1998 and 1997 were as follows:


                                                              1998        1997
                                                           ---------------------
                                                            Assets (Liabilities)
                                                           ---------------------
      Current differences:
       Warranty expense                                    $  4,051    $  4,058
       Inventory capitalization                                 561         512
       Allowance for losses on receivables                      718         939
       Accrued expenses                                       4,059       1,132
       Other                                                     24         599
                                                           ---------   ---------
                                                           $ 9,413    $   7,240
                                                           =========   =========

                                                              1998        1997
                                                           ---------------------
                                                            Assets (Liabilities)
                                                           ---------------------
      Noncurrent differences:
       Depreciation and basis differential
         of acquired assets                                $ (2,061)   $ (1,796)
       Goodwill                                                (569)       (726)
       Merger related expenses                                1,007       1,331
       Other                                                  1,233         894
                                                           ---------   ---------
                                                           $   (390)   $   (297)
                                                           =========   =========

      Cash paid for income taxes for the years ended December 31, 1998, 1997 and 1996 was $12,250, $10,632 and $12,387, respectively.

8.    EMPLOYEE BENEFIT PLANS

      The Company has self-funded group medical plans which are administered by third party administrators. The Plans have reinsurance coverage limiting liability for any individual employee loss to a maximum of $75, with an aggregate limit of losses in any one year based on the number of covered employees. Incurred claims identified under the Company's incident reporting system and incurred but not reported claims are funded or accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries. The Company has established self insurance trust funds for payment of claims and makes deposits to the trust funds in amounts determined by consulting actuaries. The cost of these plans to the Company was $5,517, $4,693 and $2,893 for years ended December 31, 1998, 1997 and 1996, respectively.

      The Company sponsors employee 401(k) retirement plans covering all employees who meet participation requirements. Employee contributions are limited to a percentage of compensation as defined in the Plans. The amount of the Company's matching contribution is discretionary as determined by the Board of Directors. Company contributions amounted to $623, $545 and $420 for the years ended December 31, 1998, 1997 and 1996, respectively.

9.    COMMITMENTS AND CONTINGENCIES

      Operating Leases:

      Five of the Company's manufacturing facilities are leased under separate operating lease agreements (the "Related Leases") with partnerships or companies whose owners are certain officers, directors or stockholders of the Company. The Related Leases require monthly payments ranging from $6 to $22 and provide for lease terms ending from April 1999 to July 2001 as well as renewal option periods. The Related Leases also contain purchase options whereby the Company can purchase the respective manufacturing facility for amounts ranging from $850 to $1,900 at any time during the lease terms. Two purchase options were exercised in January 1999 for $1,500 and $1,900. The remaining purchase options range from $850 to $1,125.

      Additionally, the Company is obligated under various operating lease agreements with varying monthly payments and expiration dates through June 2017. Total rent expense under operating leases was $1,353, $1,418 and $1,242 for the years ended December 31, 1998, 1997 and 1996, respectively, including rents paid to related parties of $865 (1998), $817 (1997) and $765 (1996).

      Future minimum rents payable under operating leases that have initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998 are as follows:

                 Year Ending
                 December 31,

                    1999                                                 $   592
                    2000                                                     448
                    2001                                                     356
                    2002                                                     296
                    2003                                                     156
                 Thereafter                                                  322
                                                                         -------
                   Total                                                 $ 2,170
                                                                         =======


      Contingent Liabilities and Other:

      a. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The estimated potential obligations under such agreements approximated $242,000 at December 31, 1998. The Company has an allowance for losses of $1,201 (1998) and $1,175 (1997) based on prior experience and market conditions. Management expects no material loss in excess of the allowance.

      b. Under the insurance plans described in Note 1, the Company was contingently liable at December 31, 1998 for future retrospective premium adjustments up to a maximum of approximately $7,531 in the event that additional losses are reported related to prior years.

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

      d. The Company and certain of its equity partners have jointly and severally guaranteed revolving notes for three companies and a letter of credit for one company in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $1,980. At December 31, 1998, $3,901 was outstanding under the various guarantees, of which the Company had guaranteed $925.

10.   SEGMENT INFORMATION

      On December 31, 1998, the Company adopted SFAS 131, Disclosure about Segments of an Enterprise and Related Information. SFAS 131 established standards for reporting information about segments in annual financial statements and requires selected information about segments in interim financial reports issued to stockholders. It also established standards for related disclosures about products and services, and geographic areas. Segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

      Under this standard, the Company's reportable segments are organized around products and services. Through its home manufacturing segment, the Company's 11 divisions, which are aggregated for reporting purposes, design and manufacture homes which are sold in the United States to a network of dealers which includes Company owned retail locations. Through its financial services segment, the Company offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's exclusive dealer network and Company-owned retail locations. The Company's retail locations and various component manufacturers, which include investments accounted for by the equity method, are aggregated in a category described as "other". Retail locations derive their revenue from home sales to individuals, while the component manufacturers' customers are the Company and other manufacturers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expenses) or income taxes.

                                                                        1998           1997          1996

Gross revenues:
  Home manufacturing                                                $ 603,369      $ 553,730     $ 572,997
  Financial services                                                    6,088          5,346         3,333
  Other                                                                43,866         22,688        14,576
                                                                    ---------      ---------     ---------
    Gross revenue                                                     653,323        581,764       590,906
                                                                    ---------      ---------     ---------
Intersegment revenues:
  Home manufacturing                                                    5,253
  Financial services
  Other                                                                34,000        20,576         13,735
                                                                    ---------      --------      ---------
  Intersegment revenues                                                39,253        20,576         13,735
                                                                    ---------      --------      ---------
Revenues from external customers:
  Home manufacturing                                                  598,116       553,730        572,997
  Financial services                                                    6,088         5,346          3,333
  Other                                                                 9,866         2,112            841
                                                                    ---------      --------      ---------
    Total revenues                                                  $ 614,070     $ 561,188      $ 577,171
                                                                    =========     =========      =========



                                                                        1998           1997           1996

Operating profit:
  Home manufacturing                                                $  26,193      $  23,742      $  41,101
  Financial services                                                    2,215          2,015          1,236
  Other                                                                 1,887            598            156
  Elimination                                                            (826)           (77)           119
                                                                    ----------     ----------     ----------
  Segment operating profit                                             29,469         26,278         42,612
  General corporate                                                       282         (9,197)        (1,765)
                                                                    ----------     ----------     ----------
  Operating profit                                                  $  29,751      $  17,081      $  40,847
                                                                    ==========     ==========     ==========
Depreciation and amortization:
  Home manufacturing                                                $   7,305      $   6,686      $   5,224
  Financial services                                                      209            208            150
  Other                                                                   531            337            160
                                                                    ----------     ----------     ----------
  Segment depreciation and amortization                                 8,045          7,231          5,534
  General corporate                                                       320            261            226
                                                                    ----------     ----------     ----------
    Total depreciation and amortization                             $   8,365      $   7,492      $   5,760
                                                                    ==========     ==========     ==========
Capital expenditures:
  Home manufacturing                                                $  13,173      $   8,370      $  13,349
  Financial services                                                      181            265            196
  Other                                                                   985             89          2,320
                                                                    ----------     ----------     ----------
  Segment capital expenditures                                         14,339          8,724         15,865
  General corporate                                                       316          1,462            241
                                                                    ----------     ----------     ----------
    Total capital expenditures                                      $  14,655      $  10,186      $  16,106
                                                                    ==========     ==========     ==========
Identifiable assets:
  Home manufacturing                                                $ 151,389      $ 139,454      $ 153,237
  Financial services                                                   28,406         41,050         26,283
  Other                                                                18,988          7,509          7,954
  Elimination                                                          (1,753)          (421)           (77)
                                                                    ----------     ----------     ----------
  Segment assets                                                      197,030        187,592        187,397
  General corporate                                                    38,922         23,962          8,990
                                                                    ----------     ----------     ----------
    Total assets                                                    $ 235,952      $ 211,554      $ 196,387
                                                                    ==========     ==========     ==========

      The financial services segment's operating profit includes net interest income of $2,987, $3,283, and $2,232 for the years ended December 31, 1998, 1997, and 1996, respectively, and gains from the sale of installment contracts of $2,048 at December 31, 1998. There were no sales of installment contracts during the years ended December 31, 1997 and 1996.

      Identifiable assets for the "other" category include $1,447, $1,264, and $1,105 of investment in equity method investees as of December 31, 1998, 1997 and 1996, respectively. "Other" segment operating income includes equity in the net income of investees accounted for by the equity method of $250, $296, and $533 for the years ended December 31, 1998, 1997 and 1996, respectively.







                                        * * * * *

                      CAVALIER HOMES, INC. AND SUBSIDIARIES

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1998, 1997 and 1996
                             (Dollars in Thousands)

                                                               Increases      Additions
                                                Balance at    Attributable   Charged to     Charged                    Balance at
                                               Beginning of        to         Costs and     to Other                     End of
                                                 Period       Acquisitions     Expenses     Accounts     Deductions      Period
                                              -------------   -------------  ------------  ----------   -----------   -----------
Allowance for losses on Accounts
   Receivable:
       Year Ended December 31, 1998           $      1,175                            26                              $    1,201
                                              =============   =============  ============  ==========   ===========   ===========

       Year Ended December 31, 1997           $        837                           527                      (189)   $    1,175
                                              =============   =============  ============  ==========   ===========   ===========

       Year Ended December 31, 1996           $        787              51           225                      (226)   $      837
                                              =============   =============  ============  ==========   ===========   ===========

Allowance for credit losses:
       Year Ended December 31, 1998           $      1,272                          (512)                             $      760
                                              =============   =============  ============  ==========   ===========   ===========

       Year Ended December 31, 1997           $        941                         1,329                      (998)   $    1,272
                                              =============   =============  ============  ==========   ===========   ===========

       Year Ended December 31, 1996           $        551                           778                      (388)   $      941
                                              =============   =============  ============  ==========   ===========   ===========

Accumulated amortization of goodwill:
       Year Ended December 31, 1998           $      3,102                         1,052                              $    4,154
                                              =============   =============  ============  ==========   ===========   ===========

       Year Ended December 31, 1997           $      1,947                         1,068          87                  $    3,102
                                              =============   =============  ============  ==========   ===========   ===========

       Year Ended December 31, 1996           $      1,165                           782                              $    1,947
                                              =============   =============  ============  ==========   ===========   ===========

Accumulated amortization of non-compete
           agreement:
       Year Ended December 31, 1998           $        277                            76                              $      353
                                              =============   =============  ============  ==========   ===========   ===========

       Year Ended December 31, 1997           $        221                            56                              $      277
                                              =============   =============  ============  ==========   ===========   ===========

       Year Ended December 31, 1996           $        189                            32                              $      221
                                              =============   =============  ============  ==========   ===========   ===========

Warranty reserve:
       Year Ended December 31, 1998           $     11,700                           700                              $   12,400
                                              =============   =============  ============  ==========   ===========   ===========

       Year Ended December 31, 1997           $     10,566                        24,357                   (23,223)   $   11,700
                                              =============   =============  ============  ==========   ===========   ===========

       Year Ended December 31, 1996           $      7,265           1,176        21,380                   (19,255)   $   10,566
                                              =============   =============  ============  ==========   ===========   ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

For a description of the directors and executive officers of the Company, see "Election of Directors," "Executive Officers and Principal Stockholders," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1999, which are incorporated herein by reference.

ITEM 11.          EXECUTIVE COMPENSATION

For a description of the Company's executive compensation, see "Election of Directors," "Executive Officers and Principal Stockholders," "Executive Compensation" (other than the "Report of the Compensation Committee on Executive Compensation" and the "Performance Graph"), "Compensation Committee Interlocks and Insider Participation," and ''Certain Relationships and Related
Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1999, which are incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

For a description of the security ownership of management and certain beneficial owners, see "Executive Officers and Principal Stockholders" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1999, which are incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of certain relationships and related transactions of the Company, see "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 1999, which are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON
                  FORM 8-K

     (a) 1. The financial statements contained in this report and the page on which they may be found are as follows:

   Financial Statement Description                            Form 10-K Page No.

    Independent Auditors' Report                                              26
    Consolidated Balance Sheets as of December 31, 1998 and 1997              27
    Consolidated Statements of Income for the years ended December 31, 1998,  29
            1997 and 1996
    Consolidated Statements of Stockholders' Equity for the years ended       30
            December 31, 1998, 1997 and 1996
    Consolidated Statements of Cash Flows for the years ended December 31,    31
            1998, 1997 and 1996
    Notes to Consolidated Financial Statements                                32

         2. The financial statement schedules required to be filed with this report and the pages on which they may be found are as follows:

No.     Schedule Description                                  Form 10-K Page No.

II     Valuation and Qualifying Accounts                                      47

        3. The exhibits required to be filed with this report are listed below. The Company will furnish upon request any of the exhibits listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.

(3)               Articles of Incorporation and By-laws.

                  (a) Composite Amended and Restated Certificate of Incorporation of the Company.

* (b) The Certificate of Designation of Series A Junior Participating Preferred Stock of Cavalier Homes, Inc. as filed with the Office of the Delaware Secretary of State on October 24, 1996 and filed as Exhibit A to
Exhibit 4 to the Company's Registration Statement on form 8-A filed on October 30, 1996.

*                 (c)      The Amended  and  Restated  By-laws  of the  Company,
filed  as  Exhibit  3(d)  to the Company's  Quarterly  Report on  Form  10-Q for
the quarter ended June 27, 1997, and the amendments thereto filed as Exhibit 3(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997 and as Exhibit 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

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

* (d) Cavalier Homes, Inc. Amended and Restated Dividend Reinvestment Plan, filed as Appendix A to the Prospectus appearing in the Company's Post-Effective Amendment No.1 to Form S-3, Registration No. 333-48111, filed on September 29, 1998.

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

*        **       (j)       Amendment  to  Cavalier  Homes,  Inc.  Key  Employee
Stock Incentive Plan, effective December 30, 1997, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

*        **       (k)      Amendment to Cavalier Homes,  Inc. Key Employee Stock
Incentive Plan, effective January 23, 1998, filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         **       (l)      Amendment  to   Cavalier  Homes,  Inc.  Key  Employee
Stock  Incentive  Plan,  effective October 20, 1998.

*        **       (m)      Cavalier Homes, Inc. Amended and Restated Nonemployee
Directors Stock Option Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

*        **       (n)      Amendment   to   Cavalier  Homes,  Inc.  Amended  and
Restated Nonemployee Directors Plan filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

*        **       (o)      Amendment  to  Cavalier   Homes,  Inc.   Amended  and
Restated Nonemployee Directors Plan, filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

* (p) Option and Stock Exchange Agreement by and among Wheelhouse Structures, Inc., Shareholders of Wheel House Structures, Inc. and Cavalier Homes, Inc. dated as of August 28, 1995, filed as Exhibit 2(a) to the Company's Registration Statement on Form S-3 (Registration No.333-00607), as amended.

*                 (q)      Cavalier   Homes,   Inc.   Amended    and    Restated
Dealership Stock Option Plan filed as Appendix A to the Company's Registration Statement on Form S-3, Amendment No. 2, Registration No. 33-62487, dated
June 18, 1998.

* (r) Lease Agreement between City of Mineral Wells, Texas and Cavalier Homes of Texas dated February 27, 1996, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

* (s) Stock Purchase Agreement, as amended, by and among Astro Mfg. Co., Inc., Shareholders of Astro Mfg. Co., Inc. and Cavalier Homes, Inc. dated as of October 14, 1994, filed as Exhibit 2(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

*                 (t)      Holdback   agreement   between  Cavalier Homes,  Inc.
and Raymond A. Peltcs, dated October 28, 1994, filed as Exhibit 2(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

                  (u) Revolving, Warehouse and Term Loan Agreement among the Company and First Commercial Bank dated February 17, 1994.

* (v) Amendments to the Revolving, Warehouse and Term Loan Agreement among the Company and First Commercial Bank dated March 14, 1996, filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

* (w) Second Amendment to the Revolving Warehouse and Term Loan Agreement among Cavalier Homes, Inc. and First Commercial Bank, dated June 1, 1998, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 1998.

* (x) Assumption Agreement dated as of January 2, 1997, by and among the Company, First Commercial Bank and certain subsidiaries of the Company, filed as Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

*                 (y)      Assumption  Agreement among Cavalier Homes,  Inc. and
First Commercial Bank, dated June 1, 1998, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 1998.

                  (z)      Cavalier  Homes,  Inc.   1993  Amended  and  Restated
Nonqualified Stock Option Plan.

*        **       (aa)     Cavalier  Homes, Inc. 1988 Nonqualified  Stock Option
Plan, as amended, filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

* (bb) Lease between Cavalier Homes of Alabama, Inc. and Robert L. Burdick, John W Lowe, and Jerry F. Wilson (now Estate of Jerry F. Wilson), as tenants in common, dated July 30, 1996, filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended December 31,1996.

* (cc) Assignment and Assumption Agreement between Cavalier Homes of Alabama, Inc. and Cavalier Homes, Inc. regarding the lease between Cavalier Homes of Alabama, Inc. and Robert L. Burdick, John W Lowe and Jerry F. Wilson (now Estate of Jerry F. Wilson), filed as Exhibit 10(v) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* (dd) Commercial SubLease between Winston County Industrial Development Association and Cavalier Homes of Alabama, Inc., dated March 5, 1993, filed as Exhibit 10(d) to the Company's Registration Statement on Form S-2 (Registration No. 33-59452).

* (ee) Assignment and Assumption Agreement between Cavalier Homes of Alabama, Inc. and Cavalier Homes, Inc. regarding the Commercial Sub-Lease between Cavalier Homes of Alabama, Inc. and Winston County Industrial Development Association, filed as Exhibit 10(x) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* (ff) Sub-lease Agreement with Option to Purchase between Winfield Industrial Development Association, Inc. and Buccaneer Homes of Alabama, Inc. dated May 9, 1994, filed as Exhibit 10(k) to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Registration No. 33-78644).

* (gg) Lease Agreement with Option to Purchase between Marion County Industrial Development Corporation, Inc and Quality Housing Supply, Inc. dated May 9, 1994, filed as Exhibit 10(l) to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Registration No. 33-78644).

* (hh) Lease Agreement dated March 1, 1997, between the City of Winfield and Buccaneer Homes, a division of Cavalier Manufacturing, Inc., filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* (ii) Lease Agreement dated March 1, 1995, between the Industrial Development Board of the City of Haleyville, Alabama and Wheel House Properties, Inc., as assigned to and assumed by Star Industries, Inc. on January 11, 1996, and as further assigned to and assumed by Cavalier Manufacturing, Inc. in December 1996, filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* (jj) Guaranty Agreement between SouthTrust Bank of Alabama and Cavalier Homes, Inc. dated June 20, 1997, relating to guaranty payments by Quality Housing Supply, LLC, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997.

* (kk) Guaranty Agreement between AmSouth Bank of Alabama and Cavalier Homes, Inc. dated June 11, 1997, relating to guaranty payments by Ridge Point Manufacturing, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997.

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

* (nn) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. dated July 15, 1997, relating to guaranty of payments by Woodperfect of Texas, LP filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

                  (oo) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., dated December 18, 1998, relating to guaranty of payments by Lamraft, LP.

* (pp) The Agreement and Plan of Merger dated August 14, 1997, by and among the Company, Crimson Acquisition Corp. and Belmont Homes, Inc., filed as Exhibit 2 to the Company's Current Report on Form 8-K dated August 19, 1997.

*                 (qq)     Amendment  No.  1 to the Agreement and Plan of Merger
referenced in Exhibit 10(pp) above filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

*        **       (rr)     Belmont   Homes,  Inc.  1994  Incentive  Stock  Plan,
filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

*        **       (ss)     Belmont Homes, Inc. 1994  Non-Qualified  Stock Option
Plan for Non-Employee Directors, filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

 * (tt) Stock Purchase Agreement dated October 25, 1996, among Belmont Homes, Inc., Bellcrest Holding Co., Inc., G. Hiller Spann, Joe H. Bell, James M. Birdwell and Delroy Dailey, Jr., filed as an exhibit to Belmont Homes, Inc. Current Report on Form 8-K filed November 13, 1996, File No.0-26142.

* (uu) First Amendment to Stock Purchase Agreement between Belmont Homes, Inc. and the former shareholders of Bellcrest Homes, Inc. filed as Exhibit 10.1 to Belmont Homes, Inc. Current Report on Form 8-K filed on September 8, 1997.

* (vv) Form of Indemnification Agreement between Belmont Homes, Inc. and the Directors and Executive Officers of Belmont Homes, Inc., filed as Exhibit 10.2 to Belmont Homes, Inc. Current Report on Form 8-K filed on September 8, 1997.

* (ww) Agreement dated March 10, 1998, by and between Cavalier Acceptance Corporation and Green Tree Financial Servicing Corporation, filed as Exhibit 10(xx) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

* (xx) Lease Agreement between The Industrial Development Board of the Town of Addison and Cavalier Homes of Alabama, a division of Cavalier Manufacturing, Inc., dated November 1, 1997, filed as Exhibit 10(yy) to the Company's Annual Report on Form 10-K for the year ended December 31,1997.

* (yy) Commercial Sub-Lease and Agreement between Perfect Panels, Inc. and Quality Housing Supply, Inc., dated July 1, 1996, filed as
Exhibit 10(zz) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

* (zz) Amended and Restated Finance Agreement among Cavalier Manufacturing, Inc., Cavalier Acceptance Corporation and certain related entities and Green Tree Financial Corp. and certain related entities, filed as
Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 1998.

* (aaa) Lease Agreement with Option to Purchase dated November 29, 1995 between Winfield Industrial Properties, Inc. and Superior Door Company, Inc., predecessor to Quality Housing Supply, LLC, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the period ended March 27, 1998.

* (bbb) Split dollar Agreement dated May 15, 1998, by and between the Company and Jerry F. Wilson, Jr. as Trustee of the David Allen Roberson Family Trust, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 1998.

*                 (ccc)    Cavalier  Homes,  Inc.  Deferred  Compensation  Plan,
effective April 1, 1998, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the period ended June 26, 1998.

*                 (ddd)    Cavalier  Homes,  Inc.  Flexible  Option  Plan  filed
as   Exhibit   4(e) to  the  Company's   Registration   Statement  on  Form S-8,
Registration No. 333-57743, dated June 28, 1998.

* (eee) Form of Indemnification Agreement by and between Cavalier Homes, Inc. and each member of its Board of Directors, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the period ended September 25, 1998.

*                 (fff)    Retention   and  Severance  Agreement,  dated  August
26, 1998,  by and between  Cavalier Homes,  Inc. and Barry B. Donnell,  filed as
Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the period ended September 25, 1998.

                  (ggg) Retention and Severance Agreement, dated August 26, 1998, by and between Cavalier Homes, Inc. and David A. Roberson, originally filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the period ended September 25, 1998, but filed as an exhibit to this Annual Report on Form 10-K in order to correct a typographical error.

* (hhh) Retention and Severance Agreement, dated August 26, 1998, by and between Cavalier Homes, Inc. and Michael R. Murphy, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the period ended September 25, 1998.

(11)              Statement re Computation of Per Share Earnings.

(21)              Subsidiaries of the Registrant.

(23)(a)           Consent of Deloitte & Touche LLP.

(23)(b)           Consent of KPMG Peat Marwick LLP.

(27)              Financial Data Schedule

(99)              Independent Auditor's Report of KPMG Peat Marwick LLP.

_________________________________
*        Incorporated by reference herein.
**       Management contract or compensatory plan or arrangement.

         (b)      Reports on Form 8-K.

                  None.

               CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         Safe Harbor Statement under the Private Securities Litigation
                              Reform Act of 1995:

Our disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business and growth and financing strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

o        integrating   the   business  operations  and  achieving  the  benefits
            of the  Belmont  merger  and  other acquisitions;
o        the cyclical and  seasonal nature  of the manufactured housing industry and the economy generally;
o        litigation;
o        competition;
o        regulatory constraints;
o        changes  and  volatility  in  interest  rates and the  availability  of capital  and  consumer  and dealer financing;
o        changes in demographic trends, consumer preferences and Cavalier's business strategy;
o        the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other personnel;
o        the potential unavailability and price increases for raw materials;
o        contingent repurchase and guaranty obligations; and
o        unanticipated delays or difficulties in implementing our Year 2000 plans.

Any or all of our forward-looking statements in this report, in the 1998 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, under the heading Risk Factors, we have provided a discussion of factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect Cavalier. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              CAVALIER HOMES, INC.
                              --------------------
                                   Registrant

                           By:/s/ DAVID A. ROBERSON
                              --------------------
                                  Its President

                              Date: March 30, 1999


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                                   Title                          Date

/s/ DAVID A. ROBERSON         Director and Principal Executive    March 30, 1999
---------------------                      Officer

/s/ MICHAEL R. MURPHY         Director and Principal Financial    March 30, 1999
---------------------              and Accounting Officer

/s/ BARRY DONNELL           Chairman of the Board and Director    March 30, 1999
-----------------

/s/ THOMAS A. BROUGHTON, III        Director                      March 30, 1999
----------------------------

/s/ JOHN W LOWE                     Director                      March 30, 1999
---------------

/s/ LEE ROY JORDAN                  Director                      March 30, 1999
------------------

/s/ GERALD R. MOORE                 Director                      March 30, 1999
-------------------

/s/ A. DOUGLAS JUMPER, SR.          Director                      March 30, 1999
--------------------------

/s/ MIKE KENNEDY                    Director                      March 30, 1999
----------------

                                    INDEX

Exhibit
Number

(3)(a)   Composite  Amended and Restated Certificate of Incorporation
                     of the Company.

(10)     Material Contracts

                  (l)      Amendment  to  Cavalier  Homes,  Inc.  Key   Employee
                           Stock  Incentive  Plan,  effective October  20, 1998.

                  (u) Revolving, Warehouse and Term Loan Agreement among the Company and First Commercial Bank dated February 17, 1994.

                  (z)      Cavalier   Homes,   Inc.   1993  Amended and Restated
                           Nonqualified Stock Option Plan.

                  (oo) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., dated December 18, 1998, relating to guaranty of payments by Lamraft, LP.

                  (ggg) Retention and Severance Agreement, dated August 26, 1998, by and between Cavalier Homes, Inc. and David A. Roberson, originally filed as Exhibit 10(c) to the Company s Quarterly Report on Form 10-Q for the period ended September 25, 1998, but filed as an exhibit to this Annual Report on Form 10-K in order to correct a typographical error.

(11)     Statement Re Computation of Per Share Earnings

(21)     Subsidiaries of the Registrant

(23)(a)  Consent of Deloitte & Touche LLP

(23)(b)  Consent of KPMG Peat Marwick LLP

(27)     Financial Data Schedule (Filed as an EDGAR exhibit only)

(99)     Independent Auditor's Report of KPMG Peat Marwick LLP