Form 10-Q
period 1999-04-02
CAVALIER HOMES INC
filed 1999-05-17
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      April 2, 1999
                                        --------------------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________________ to ___________________

                          Commission File Number 1-9792

                                   Cavalier Homes, Inc.
               -----------------------------------------------------------------
                    (Exact name of Registrant as specified in its charter)


         Delaware                                             63-0949734
----------------------------                           -------------------------
(State or other jurisdiction                                IRS Employer
of incorporation organization)                         Identification Number)



         Highway 41 North & Cavalier Road,  Addison, Alabama    35540
    ---------------------------------------------------------------------
                 (Address of principal executive offices)
                                   (Zip Code)


                                  (256) 747-0044
            ----------------------------------------------------
            (Registrant's telephone number, including area code)


               --------------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                              Outstanding at May 14, 1999
------------------------------               ---------------------------=
Common Stock, $.10  Par Value                     17,974,137 Shares

                                            CAVALIER HOMES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                              (Unaudited - dollars in thousands)

                                                                                                  April 2,       December 31,
                                                                                                    1999             1998
                                                                                                ------------    --------------
 CURRENT ASSETS:
      Cash and cash equivalents                                                              $       22,689   $        64,243
      Accounts receivable, less allowance for losses of $1,224 (1999) and $1,201 (1998)              39,729             7,678
      Notes and installment contracts receivable - current                                            1,591             1,577
      Inventories                                                                                    48,075            38,803
      Deferred income taxes                                                                          10,032             9,413
      Other current assets                                                                            4,301             4,077
                                                                                                ------------    --------------

             Total current assets                                                                   126,417           125,791
                                                                                                ------------    --------------

 PROPERTY, PLANT AND EQUIPMENT (Net)                                                                 68,452            61,422
                                                                                                ------------    --------------

 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $747 (1999) and $760 (1998)                                      25,044            24,512
                                                                                                ------------    --------------

 GOODWILL, less accumulated amortization of $4,429 (1999) and $4,154 (1998)                          19,811            19,945
                                                                                                ------------    --------------

 OTHER ASSETS                                                                                         5,118             4,282
                                                                                                ------------    --------------

 TOTAL                                                                                       $      244,842  $        235,952
                                                                                                ============    ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                                      $          458  $            405
      Notes payable                                                                                   7,167             4,163
      Accounts payable                                                                               26,593            15,944
      Amounts payable under dealer incentive programs                                                16,987            18,752
      Accrued compensation and related withholdings                                                  10,182             7,154
      Estimated warranties                                                                           12,615            12,400
      Other accrued expenses                                                                         27,620            25,266
                                                                                                ------------    --------------

           Total current liabilities                                                                101,622            84,084
                                                                                                ------------    --------------

 DEFERRED INCOME TAXES                                                                                  281               390
                                                                                                ------------    --------------

 LONG-TERM DEBT                                                                                       4,223             3,650
                                                                                                ------------    --------------

 OTHER LONG-TERM LIABILITIES                                                                          3,792             2,917
                                                                                                ------------    --------------

 STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value; authorized 50,000,000 shares,
        issued 20,285,737 (1999) shares and 20,282,782 (1998) shares                                  2,029             2,028
      Additional paid-in capital                                                                     61,011            60,760
      Treasury stock, at cost; 2,311,600 (1999) shares and 852,600 (1998) shares                    (22,240)           (8,277)
      Retained earnings                                                                              94,124            90,400
                                                                                                ------------    --------------

          Total stockholders' equity                                                                134,924           144,911
                                                                                                ------------    --------------

 TOTAL                                                                                       $      244,842  $        235,952
                                                                                                ============    ==============

                                              CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited - dollars in thousands except per share data)
                                                                                                     Thirteen Weeks Ended
                                                                                                ------------------------------

                                                                                                  April 2,        March 27,
                                                                                                    1999             1998
                                                                                                ------------    --------------
 REVENUE                                                                                     $      163,416  $        125,579

 COST OF SALES                                                                                      130,819           102,755

 SELLING, GENERAL AND ADMINISTRATIVE                                                                 25,634            17,722
                                                                                                ------------    --------------

 OPERATING PROFIT                                                                                     6,963             5,102
                                                                                                ------------    --------------

 OTHER INCOME (EXPENSE):
     Interest expense                                                                                  (165)             (425)
     Other, net                                                                                         643               392
                                                                                                ------------    --------------
                                                                                                        478               (33)
                                                                                                ------------    --------------

 INCOME BEFORE INCOME TAXES                                                                           7,441             5,069


 INCOME TAXES                                                                                         2,940             2,027
                                                                                                ------------    --------------

 NET INCOME                                                                                  $        4,501  $          3,042
                                                                                                ============    ==============

 BASIC NET INCOME PER SHARE                                                                  $         0.24  $           0.15
                                                                                                ============    ==============

 DILUTED NET INCOME PER SHARE                                                                $         0.24  $           0.15
                                                                                                ============    ==============

 WEIGHTED AVERAGE SHARES OUTSTANDING                                                             18,733,889        19,967,999
                                                                                                ============    ==============

 WEIGHTED AVERAGE SHARES OUTSTANDING, ASSUMING DILUTION                                          18,836,758        20,160,536
                                                                                                ============    ==============

                       See notes to consolidated financial statements.

                            CAVALIER HOMES, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited - in thousands)
                                                                                                     Thirteen Weeks Ended
                                                                                                ------------------------------

                                                                                                  April 2,        March 27,
                                                                                                    1999             1998
                                                                                                ------------    --------------
 OPERATING ACTIVITIES:
   Net income                                                                                $        4,501  $          3,042
   Adjustments to reconcile net income to net cash used in operating activities:
        Depreciation and amortization                                                                 2,337             1,971
        Provision for credit losses and repurchase commitments                                           10              (142)
        Gain on sale of installment contracts                                                          (494)           (1,126)
        Loss on sale of property, plant and equipment                                                   (17)               (2)
        Other, net                                                                                      132               103
        Changes in assets and liabilities provided (used) cash, net of effects of acquisition:
             Accounts receivable                                                                    (32,074)          (23,864)
             Inventories                                                                             (8,708)           (4,912)
             Accounts payable                                                                        10,649            10,418
             Other assets and liabilities                                                             3,698            (1,786)
                                                                                                ------------    --------------

        Net cash used in operating activities                                                       (19,966)          (16,298)
                                                                                                ------------    --------------

 INVESTING ACTIVITIES:
   Net cash paid in connection with acquisition                                                        (275)                -
   Proceeds from sale of property, plant and equipment                                                   47                 2
   Capital expenditures                                                                              (9,024)           (1,557)
   Purchases of certificates of deposit                                                                   -            (6,044)
   Maturities of certificates of deposit                                                                  -             2,500
   Proceeds from sale of installment contracts                                                       14,230            26,153
   Net change in notes and installment contracts                                                    (14,434)           (1,206)
   Other investing activities                                                                          (447)              106
                                                                                                ------------    --------------

        Net cash provided by (used in) investing activities                                          (9,903)           19,954
                                                                                                ------------    --------------

 FINANCING ACTIVITIES:
   Net proceeds from notes payable                                                                    2,411                 -
   Payments on long-term debt                                                                          (154)          (14,779)
   Proceeds from long-term borrowings                                                                   780                 -
   Cash dividends paid                                                                                 (777)             (599)
   Proceeds from exercise of stock options                                                               14                14
   Net proceeds from sales of common stock                                                                4               528
   Purchase of treasury stock                                                                       (13,963)                -
                                                                                                ------------    --------------

        Net cash used in financing activities                                                       (11,685)          (14,836)
                                                                                                ------------    --------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (41,554)          (11,180)
                                                                                                ------------    --------------

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      64,243            37,276
                                                                                                ------------    --------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $       22,689  $         26,096
                                                                                                ============    ==============

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for:
        Interest                                                                             $          111  $            445
        Income taxes                                                                                  2,240               356

                                 See notes to consolidated financial statements.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Unaudited - dollars in thousands except per share data)

1.       BASIS OF PRESENTATION
o The accompanying consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of April 2, 1999, and the results of its operations and its cash flows for the thirteen week periods ended April 2, 1999 and March 27, 1998, respectively. All such adjustments are of a normal, recurring nature.

o The results of operations for the thirteen weeks ended April 2, 1999 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

o In accordance with SFAS 128, Earnings per Share, the Company reports two separate net income per share numbers, basic and diluted. Both are computed by dividing net income by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:

                                                                 Thirteen Weeks Ended
                                                         ---------------------------------------
                                                             April 2,              March 27,
                                                               1999                  1998
                                                         -----------------     -----------------

  Weighted average common shares outstanding (basic)         18,733,889            19,967,999

   Dilutive effect if stock options were exercised               102,869               192,537
                                                         -----------------     -----------------

  Weighted average common shares
       outstanding, assuming dilution (diluted)               18,836,758            20,160,536
                                                         =================     =================


o Inventories consist primarily of raw materials and are stated at the lower of cost (first-in, first-out method) or market.

2.       ACCOUNTING STANDARD NOT YET ADOPTED
         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for financial statements issued for years beginning after June 15, 1999. Cavalier is currently evaluating SFAS No. 133 and has not yet determined its impact on the Company's consolidated financial statements.

3.       STOCKHOLDERS' EQUITY
o Cash dividends of $.04 per share were paid during the quarter ended April 2, 1999.

o During the first quarter of 1999, the Company repurchased 1,459,000 shares of stock under its stock repurchase program. At April 2, 1999, 2,311,600 shares had been repurchased for $22,240 which is recorded as treasury stock.

4.       CONTINGENCIES
o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The estimated potential obligations under such agreements approximated $257,000 at April 2, 1999. The Company has an allowance for losses of $1,224 (1999) and $1,201 (1998) based on prior experience and market conditions. Management expects no material loss in excess of the allowance.*

o The Company's product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. The Company's workers' compensation coverage through February 1999 was also covered under this type plan. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses are adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At April 2, 1999, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $7,531 in the event that additional losses are reported related to prior periods.

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

o The Company and certain of its equity partners have jointly and severally guaranteed revolving notes for three companies and a letter of credit for one company in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $2,319. At April 2, 1999, $4,660 was outstanding under the various guarantees, of which the Company had guaranteed $1,118.

5.       SEGMENT INFORMATION
     On December 31, 1998, the Company adopted SFAS 131, Disclosure about Segments of an Enterprise and Related Information, which established standards for reporting information about segments in annual financial statements and interim financial reports issued to stockholders. Segment information relating to the first quarters of 1999 and 1998 is presented below.


                                                 Thirteen Weeks Ended
                                         -------------------------------------

                                         April 2, 1999       March 27, 1998
                                         ---------------    ------------------
Gross revenue:
  Home manufacturing                    $       161,685   $           122,843
  Financial services                              1,455                 2,426
  Retail                                          2,478                     -
  Other                                           9,825                 6,307
                                         ---------------    ------------------

      Gross revenue                     $       175,443   $           131,576
                                         ===============    ==================

Intersegment revenue:
  Home manufacturing                    $         3,202   $                 -
  Financial services                                  -                     -
  Retail                                              -                     -
  Other                                           8,825                 5,997
                                         ---------------    ------------------

      Intersegment revenue              $        12,027               $ 5,997
                                         ===============    ==================

Revenue from external customers:
  Home manufacturing                          $ 158,483             $ 122,843
  Financial services                              1,455                 2,426
  Retail                                          2,478                     -
  Other                                           1,000                   310
                                         ---------------    ------------------

      Total revenue                           $ 163,416             $ 125,579
                                         ===============    ==================

Operating profit
  Home manufacturing                            $ 7,216               $ 2,943
  Financial services                                179                 1,471
  Retail                                           (267)                    -
  Other                                               3                   415
                                         ---------------    ------------------
  Segment operating profit                        7,131                 4,829

  General corporate                                (168)                  273
                                         ---------------    ------------------

      Operating profit                          $ 6,963               $ 5,102
                                         ===============    ==================



Identifiable assets:
  Home manufacturing                          $ 173,832             $ 152,764
  Financial services                             28,639                28,645
  Retail                                         11,607                     -
  Other                                          13,621                 7,913
  Elimination                                    (3,138)               (1,454)
                                         ---------------    ------------------

  Segment assets                                224,561               187,868
  General corporate                              20,281                22,203
                                         ---------------    ------------------

      Total assets                            $ 244,842             $ 210,071
                                         ===============    ==================

* See Safe Harbor Statement on page 11.

PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements (See pages 2 through 4)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollars in thousands)

The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:



INCOME STATEMENT DATA                                          For the Thirteen Weeks Ended
                                     ---------------------------------------------------------------------------------
                                         April 2, 1999            March 27, 1998            Difference
                                        ---------------          ----------------          -------------
Revenue:
   Home manufacturing net sales        $   158,483              $     122,843             $     35,640
   Financial services                        1,455                      2,426                     (971)
   Retail                                    2,478                          -                    2,478
   Other                                     1,000                        310                      690
                                         ----------               ------------              -----------

Total revenue                          $   163,416       100.0% $     125,579      100.0% $     37,837        30.1%
                                         ==========   ==========  ============   =========  ===========   ==========

Total revenue                          $   163,416       100.0% $     125,579      100.0% $     37,837        30.1%
Cost of sales                              130,819        80.1%       102,755       81.8%       28,064        27.3%
                                         ----------   ----------  ------------   ---------  -----------   ----------

Gross Profit                           $    32,597        19.9% $      22,824       18.2% $      9,773        42.8%
                                         ==========   ==========  ============   =========  ===========   ==========

Selling, general and administrative    $    25,634        15.7% $      17,722       14.1% $      7,912        44.6%
                                         ==========   ==========  ============   =========  ===========   ==========

Operating profit                       $     6,963         4.3% $       5,102        4.1% $      1,861        36.5%
                                         ==========   ==========  ============   =========  ===========   ==========

Other income (expense), net            $       478         0.3% $         (33)       0.0% $        511      1348.5%
                                         ==========   ==========  ============   =========  ===========   ==========

Net Income                             $     4,501         2.8% $       3,042        2.4% $      1,459        48.0%
                                         ==========   ==========  ============   =========  ===========   ==========


OPERATING DATA                                                  For the Thirteen Weeks Ended
                                                      -------------------------------------------------
                                                            April 2, 1999              March 27, 1998
                                                      ------------------------   ----------------------

Manufacturing sales:
Floor shipments                                           9,585                     7,544
Home shipments
                      Single section                      3,030         48.1%       2,646        51.9%
                       Multi section                      3,268         51.9%       2,449        48.1%
                                                      ----------  ------------   ---------  ------------

Total shipments                                           6,298        100.0%       5,095       100.0%

Shipments to company owned stores                          (115)         1.8%           -         0.0%
                                                      ----------  ------------   ---------  ------------

Shipment to independent dealers                           6,183         98.2%       5,095       100.0%
                                                      ==========  ============   =========  ============

Retail sales:
                      Single section                         37         53.6%           -         0.0%
                       Multi section                         32         46.4%           -         0.0%
                                                      ----------  ------------   ---------   -----------

Total sales                                                  69        100.0%           -         0.0%
                                                      ==========  ============   =========   ===========

Cavalier produced homes sold                                 50         72.5%           -         0.0%
                                                      ==========  ============   =========   ===========

Used homes sold                                               9         13.0%           -         0.0%
                                                      ==========  ============   =========   ===========

Other Operating Data:
Installment loan purchases                          $    15,362                $    2,717

Capital expenditures                                $     9,024                $    1,557

Independent exclusive dealer locations                      255                       134

Home manufacturing facilities                                24                        22

Company owned stores                                          7                         -


Revenue
Total revenue for the first quarter of 1999 was a first quarter record of $163,416, up 30% from 1998's first quarter revenue of $125,579, during a time of the year that is traditionally the slowest for Cavalier and the industry.

Home manufacturing net sales for the first quarter of 1999 compared to the first quarter of 1998 increased by 29%, or $35,640, to $158,483 net of intercompany eliminations of $3,202. Home shipments increased 23.6%, with floor shipments increasing by 27.1%. Multi-section home shipments continued to increase, from 48.1% of shipments in the first quarter of 1998, to 51.9% of shipments in 1999. Actual shipments of homes for the first quarter were 6,298 versus 5,095 in 1998. The Company attributes the increase in sales and shipments to a special promotional program and additional production days during the quarter, as well as to the success of the Company's sales and marketing efforts, including its exclusive dealer program. During the first quarter of 1999, Cavalier launched its first ever, national advertising campaign promoting a home concept called the PowerHouse, which contributed to the 1999 sales increase. This home included a special package of options such as a home computer, satellite dish and entertainment center with television/VCR combination. The Company's exclusive dealer program continues to gain acceptance, increasing by 25 locations during the quarter, bringing the total to 262 at April 2, 1999. Sales to exclusive dealers represented 57.2% in the first quarter of 1999 versus 34.4% in the same period of 1998. In addition, the quarter ending April 2, 1999 included five additional production days compared to the quarter ending March 27, 1998.

Revenue from the financial services segment decreased 40%, or $971, from 1998. The decrease in 1999 is due to absence of the gain recorded in 1998 from the sale of approximately $25,000 of the Company's loan portfolio and lower interest income in 1999 from the reduced level of installment contract portfolio held. During 1998, the focus of CAC's business changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers which are then resold to another financial institution. CAC does not retain the servicing function and does not earn the interest income on these resold loans. During the first quarter of 1999, CAC purchased contracts of $15,362 and resold $13,735 of these loans. In the first quarter of 1998, CAC had purchased contracts of $2,717 and sales of installment contracts totaling $25,027.

Revenues from the retail segment were $2,478 for 1999, of which 72.5% of the units sold were Cavalier product. During the first quarter, the Company acquired one retail dealership and opened one retail location. Subsequent to the end of the quarter, Cavalier acquired six retail locations, bringing the total company-owned retail locations to 13.

Other revenue consists mainly of revenue from the wholesale supply and component manufacturing businesses. Revenues from external customers increased 223%, or $690, for the first quarter of 1999 compared to the first quarter of 1998. This increase is due primarily to the addition of a supply company.

Gross Profit
Gross profit was $32,597, or 19.9% of total revenue, for the first quarter of 1999, versus $22,824, or 18.2%, in 1998. An increase in total revenue, as well as cost savings due to increased purchasing and other efficiencies after the Belmont merger, is responsible for a significant portion of this increase. As discussed in the Company's Annual Report on Form 10-K, the Company is still experiencing tightened supply from its traditional vendors of certain types of raw materials, including sheetrock and insulation, required for production of its homes. The Company is attempting to obtain these products from other vendors and to purchase substitute products, which may result in higher than normal costs. The possibility exists that the Company may be unable to recover these additional costs through price increases or that these and substitute products may become scarce or unavailable.* The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors may have on the Company's future sales and earnings.

Selling, General and Administrative
Selling, general and administrative expenses during the first quarter of 1999 were $25,634, or 15.7% of total revenue, versus $17,722 or 14.1% in 1998, an increase of $7,912. Of this increase, $2,021 is related to broadened sales and marketing efforts, including the PowerHouse promotion, and recruiting, set-up and maintenance of the exclusive dealer network. Additionally, selling, general and administrative expenses increased $662 due to higher costs for employee benefits, primarily health insurance, $387 for increased warranty service activities and $413 for the start-up costs associated with implementing an enterprise-wide management information system. Other factors contributing to the increase in selling, general and administrative expenses are the costs of $503 associated with acquiring and operating new retail locations, as well as the continued development of a retail infrastructure, $324 costs of opening an additional home manufacturing facility and the costs associated with the expansion of the supply distribution business of $238.

Operating Profit
Operating profit for the quarter was $6,963 or 4.3% of sales, versus $5,102 or 4.1% of sales in the first quarter of 1998. Home manufacturing operating profit improved $4,473 due to the increase in sales and cost savings associated with increased purchasing and other efficiencies after the Belmont merger, partially offset by an increase in selling, general and administrative expense. Financial services operating profit declined $1,292 due mainly to the absence in 1999 of a gain on the sale of a significant portion of CAC's loan portfolio.

Other Income (Expense)
Interest expense decreased $260 due primarily to the March 1998 retirement of the financial services debt which was paid with the proceeds from the sale of a portion of CAC's loan portfolio. Other, net increased $251 due primarily to increased earnings from a company in which Cavalier owns a minority interest.

Net Income
Net income improved 48% to $4,501 in 1999 from $3,042 in 1998. The increase in total revenue and continued cost savings associated with the Belmont merger are primarily responsible for the improved net income. Net income per share increased to $.24 for the first quarter of 1999, compared to $.15 in 1998, a 60% increase. Net income per share increased at a greater rate than net income due to the lower number of weighted average shares outstanding during the first quarter of 1999.

*See Safe Harbor Statement on page 11.

Liquidity and Capital Resources (dollars in thousands)

BALANCE SHEET DATA                                                          Balances as of
                                                                ---------------------------------------
                                                                April 2, 1999             December 31, 1998
                                                                --------------            -------------
Cash and cash equivalents                                       $      22,689             $     64,243
Accounts receivable                                             $      39,729             $      7,678
Working capital                                                 $      24,795             $     41,707
Current ratio                                                        1.2 to 1                 1.5 to 1
Long-term debt                                                  $       4,223             $      3,650
Ratio of long-term debt to equity                                     1 to 32                  1 to 40
Installment loan portfolio                                      $      26,632             $     26,117

Operating activities during the first quarter of 1999 used net cash of $19,966. Working capital decreased $16,912, primarily as a result of the purchase of 1,459,000 shares of treasury stock during the first quarter of 1999 for $13,963.

The increase in accounts receivable and reduction in cash and cash equivalents from December 31, 1998 to April 2, 1999, is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables.

The Company's capital expenditures were approximately $9,024 for the thirteen weeks ended April 2, 1999, as compared to $1,557 for the comparable period of 1998. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the continued expansion and modernization of certain of the Company's manufacturing facilities. Additionally, during the first quarter of 1999, the Company purchased, for a total of $3,400, two Alabama manufacturing facilities that were previously leased, and renovated a Georgia manufacturing facility at a cost of $1,693 that was placed in operation at the end of the quarter.

The increase in long-term debt of $573 is primarily due to the assumption of an industrial development revenue bond in the amount of $728 related to the Alabama facilities acquired.

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

The Company has implemented a program to evaluate and address the risks and problems associated with the Year 2000 issue. This program identifies four stages as follows:
1) The preliminary assessment of each computer system and microprocessor the Company utilizes for Year 2000 compliance is complete, and the testing of these systems and microprocessors is approximately 80% complete. As a result of this assessment, the Company believes most of the significant systems and microprocessors it utilizes are currently Year 2000 compliant or will be with the installation of available upgrades, except for an accounting system used by two of the Company's subsidiaries.*
2) The identification of Year 2000 compliance by significant or critical third parties has been completed, and the scheduled completion date to replace all non-compliant third parties is October 1999.
3) The completion of any Company system conversions and verification that all Company systems are Year 2000 compliant are expected to be completed by December 1999. *
4) The development of a contingency plan is the last phase and is expected to be completed by October 1999. The Company currently expects its contingency plan to include installation of certain Year 2000 compliant software, currently in use at most of its operations, for the two subsidiaries with non-compliant accounting software. *

The costs incurred to date to address the Year 2000 issue have not been material; however, the Company expects to incur between $800 and $1,200 as an expense, in addition to between $300 and $400 of capital expenditures, during 1999 in order to complete the assessment and implementation, and to fund such cost from operations. * This anticipated cost is required to replace non-compliant microprocessors and to purchase and implement accounting software for two of the Company's subsidiaries. These activities are being performed in conjunction with a larger multi-year migration from the Company's current systems to an enterprise-wide management information system. This estimate assumes that third parties have correctly assessed and communicated to the Company the status of their Year 2000 compliance, and that material Year 2000 compliance issues with respect to third parties who have not communicated with the Company will not arise in the future. * Because of this reliance and the subjective nature of the Year 2000 compliance issue, the actual costs to address and resolve any non-compliance issues may differ materially from those anticipated.

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

Market Risk
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest rate risk inherent in its financial instruments, but is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $2,094 at April 2, 1999. Due to the long-term nature of the benefit liabilities that these assets fund, the Company's exposure to market risk is low. A decline in market value of these investments would not result in a material near term funding of the trust or exposure to the benefit liabilities funded.

The Company purchases retail installment contracts from its exclusive dealers, at fixed interest rates, in the ordinary course of business, and periodically resells certain of these loans to a financial institution under the terms of a retail finance agreement. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed rate contracts with interest rates generally ranging from 8.0% to 13.0% and an average original term of 218 months at April 2, 1999. The Company estimated the fair value of its installment contracts receivable, which approximated carrying value, using discounted cash flows and interest rates offered by CAC on similar contracts at April 2, 1999.

The Company has notes payable under retail floor plan agreements and an Industrial Development Revenue Bond issue that are exposed to changes in interest rates. Although these borrowings are floating rate debt, the interest rate risk posed by these borrowings currently is low because the amount of debt has historically been small in relation to annual cash flow. The Company has the ability to retire this debt if interest rates were to increase significantly. Additionally, the Company has three Industrial Development Revenue Bond issues at fixed interest rates. The estimated fair value of outstanding borrowings approximated carrying value at April 2, 1999, using rates at which the Company believes it could have obtained similar borrowings at that time. The Company also has the ability to incur debt under its credit facility which provides for interest at the bank's prime rate for the revolving and warehouse line of credit and at fixed rates for a certain period of time for the term notes.

PART II.  OTHER INFORMATION

Item 3:  Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 under the heading "Item 3 - Legal Proceedings." The description of legal proceedings in the Company's Form 10-K remains unchanged, except that with respect to the suit against Belmont Homes, Inc. and certain other defendants referenced therein, the Alabama Supreme Court recently upheld the transfer upon motion of the defendant of the Madison County action to the Circuit Court of Franklin County, Alabama.

Item 5:  Other Matters

The Board of Directors has declared its regular quarterly cash dividend of $.04 per share payable on May 14, 1999 to stockholders of record on April 30, 1999.

Item 6:  Exhibits and Reports on Form 8-K

The exhibits required to be filed with this report are listed below. The Company will furnish upon request the exhibits listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.

(a)      (3) Articles of Incorporation and By-laws.
                  (a) The  Composite   Amended  and  Restated   Certificate   of
                      Incorporation of the Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.
                  (b) The   Certificate   of  Designation  of  Series  A  Junior
                      Participating Preferred Stock of Cavalier Homes, Inc. as filed with the Office of the Delaware Secretary of State on October 24, 1996 and filed as Exhibit A to Exhibit 4 to the Company's Registration Statement on form 8-A filed on October 30, 1996, is incorporated herein by reference.
                  (c) The Amended and Restated By-laws of the Company,  filed as
                      Exhibit 3(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997, and the amendments thereto filed as Exhibit 3(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997, and as Exhibit 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998, are incorporated herein by reference.

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

(10)      Material Contracts.
                  (a) Amended and Restated  Guaranty  Agreement,  executed as of
                      March 24, 1999, by Cavalier Homes, Inc. in favor of First Commercial Bank (relating to the Loan Agreement, dated
                      March  24,  1999,   between  Lamraft,   L.  P.  and  First
                      Commercial Bank and the Amended and Restated Promissory Note, dated March 24, 1999, between Lamraft, L. P. and First Commercial Bank). The original guaranty is referenced in Exhibit 10(oo) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
                  (b) Amendment  to  the  Limited  Credit  Guaranty   Agreement,
                      executed as of March 24, 1999, by Cavalier Homes, Inc. and First Commercial Bank (relating to the Credit Agreement (Letter of Credit), dated July 15, 1997, from Lamraft, L.
                      P. to First  Commercial  Bank).  The original  guaranty is referenced in Exhibit 10(ll) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
                  (c) Amendment  to  the  Limited  Credit  Guaranty   Agreement,
                      executed as of March 24, 1999, by and between Cavalier Homes, Inc. and First Commercial Bank (relating to the Credit and Security Agreement, dated July 15, 1997, as amended, between Hillsboro Manufacturing, L. P. and First Commercial Bank). The original guaranty is referenced in
                      Exhibit 10(mm) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
                  (d) Amendment  to  the  Limited  Credit  Guaranty   Agreement,
                      executed as of March 24, 1999, by and between Cavalier Homes, Inc. and First Commercial Bank (relating to the Credit and Security Agreement, dated July 15, 1997, as amended, between WoodPerfect of Texas, L. P. and First Commercial Bank). The original guaranty is referenced in
                      Exhibit 10(nn) of the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(11)     Statement re: Computation of Net Income per Common Share.

(27)  Article 5 - Financial  Data Schedule and Restated  Financial Data
               Schedule for Form 10-Q submitted as Exhibit 27 as an EDGAR filing only.

(b)      Current Report on Form 8-K.
         None

*See Safe Harbor Statement on page 11.

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business and growth and financing strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, in our Annual Report on Form 10-K for the period ending December 31, 1998, under the heading "Risk Factors", we have provided a discussion of factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect Cavalier. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Cavalier Homes, Inc.
                                            Registrant


Date: May 17, 1999                        /s/ David A. Roberson
                                          --------------------------------------
                                          David A. Roberson - President
                                          and Chief Executive Officer


Date: May 17, 1999                        /s/ Michael R. Murphy
                                          --------------------------------------
                                          Michael R. Murphy -
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)