Form 10-Q
period 1999-07-02
CAVALIER HOMES INC
filed 1999-08-16
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


         (Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO SECTION    13 OR 15(d)     OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended      July 2, 1999

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF  THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____  to _____

                           Commission File Number 1-9792

                               Cavalier Homes, Inc.
           (Exact name of Registrant as specified in its charter)


             Delaware                                        63-0949734
 --------------------------------                     ----------------------
 (State or other jurisdiction of                           (IRS Employer
  incorporation or organization                         Identification Number)






          Highway 41 North & Cavalier Road,  Addison, Alabama    35540
          ------------------------------------------------------------
                 (Address of principal executive offices)
                                   (Zip Code)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                 Outstanding at August 13, 1999
-----------------------------                   --------------------------------
Common Stock, $.10 Par Value                            17,995,888 Shares

                              CAVALIER HOMES, INC. AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS
                             (Unaudited - dollars in thousands)


                                                                             July 2,        December 31,
ASSETS                                                                        1999             1998
CURRENT ASSETS:                                                       ----------------- ------------------
     Cash and cash equivalents                                        $         29,455  $          64,243
     Accounts receivable, less allowance for losses                             35,501              7,678
          of $1,311 (1999) and $1,201 (1998)
     Notes and installment contracts receivable - current                        1,184              1,577
     Inventories                                                                56,307             38,803
     Deferred income taxes                                                      10,368              9,413
     Other current assets                                                        5,364              4,077
                                                                      ----------------- ------------------
            Total current assets                                               138,179            125,791
                                                                      ----------------- ------------------
PROPERTY, PLANT AND EQUIPMENT (Net)                                             73,427             61,422
                                                                      ----------------- ------------------
INSTALLMENT CONTRACTS RECEIVABLE, less
    allowance for credit losses of $765 (1999) and $760 (1998)                   8,665             24,512
                                                                      ----------------- ------------------
GOODWILL, less accumulated amortization of $4,755 (1999)                        23,361             19,945
     and $4,154 (1998)                                                ----------------- ------------------
OTHER ASSETS                                                                     6,236              4,282
                                                                      ----------------- ------------------
TOTAL                                                                 $        249,868  $         235,952
                                                                      ================= ==================
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                $            489  $             405
     Notes payable                                                              14,322              4,163
     Accounts payable                                                           24,811             15,944
     Amounts payable under dealer incentive programs                            19,048             18,752
     Accrued compensation and related withholdings                              10,385              7,154
     Estimated warranties                                                       13,000             12,400
     Other accrued expenses                                                     22,224             25,266
                                                                      ----------------- ------------------
          Total current liabilities                                            104,279             84,084
                                                                      ----------------- ------------------
DEFERRED INCOME TAXES                                                                -                390
                                                                      ----------------- ------------------
LONG-TERM DEBT                                                                   4,154              3,650
                                                                      ----------------- ------------------
OTHER LONG-TERM LIABILITIES                                                      4,563              2,917
                                                                      ----------------- ------------------
STOCKHOLDERS' EQUITY:
     Common stock, $.10 par value; authorized 50,000,000 shares,
       issued 20,322,093 (1999) shares and 20,282,782 (1998) shares              2,032              2,028
     Additional paid-in capital                                                 61,336             60,760
     Treasury stock, at cost; 2,370,100 (1999) shares                          (22,721)            (8,277)
       and 852,600 (1998) shares
     Retained earnings                                                          96,225             90,400
                                                                      ----------------- ------------------
         Total stockholders' equity                                            136,872            144,911
                                                                      ----------------- ------------------
TOTAL                                                                 $        249,868  $         235,952
                                                                      ================= ==================


CONSOLIDATED  STATEMENTS OF INCOME
(Unaudited - dollars in thousands except per share data)
                                                            Thirteen Weeks Ended               Twenty-six Weeks Ended
                                               ---------------------------------------- -----------------------------------
                                                    July 2,                 June 26,         July 2,            June 26,
                                                     1999                    1998             1999               1998
                                               -----------------       ---------------- ------------------ ----------------
REVENUE                                        $        167,359        $       167,613  $         330,775  $       293,192

COST OF SALES                                           136,143                136,153            266,962          238,908

SELLING, GENERAL AND ADMINISTRATIVE                      26,670                 23,254             52,304           40,976
                                                ----------------       ---------------- ------------------ ----------------
OPERATING PROFIT                                          4,546                  8,206             11,509           13,308
                                               -----------------       ---------------- ------------------ ----------------
OTHER INCOME (EXPENSE):
    Interest expense                                       (347)                  (129)              (512)            (554)
    Other, net                                              462                    492              1,105              884
                                               -----------------       ---------------- ------------------ ----------------
                                                            115                    363                593              330
                                               -----------------       ---------------- ------------------ ----------------
INCOME BEFORE INCOME TAXES                                4,661                  8,569             12,102           13,638

INCOME TAXES                                              1,841                  3,500              4,781            5,527
                                               -----------------       ---------------- ------------------ ----------------
NET INCOME                                     $          2,820        $         5,069  $           7,321  $         8,111
                                               =================       ================ ================== ================
BASIC NET INCOME PER SHARE                     $           0.16        $          0.25  $            0.40  $          0.41
                                               =================       ================ ================== ================
DILUTED NET INCOME PER SHARE                   $           0.16        $          0.25  $            0.40  $          0.40
                                               =================       ================ ================== ================
WEIGHTED AVERAGE SHARES OUTSTANDING                  17,974,834             20,044,585         18,356,435       20,006,292
                                               =================       ================ ================== ================
WEIGHTED AVERAGE SHARES OUTSTANDING,                 18,070,859             20,427,558         18,456,404       20,294,047
    ASSUMING DILUTION                          =================       ================ ================== ================

                                 See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED  STATEMENTS OF CASH FLOWS
(Unaudited - in thousands)
                                                                             Twenty-six Weeks Ended
                                                                      ------------------------------------
                                                                           July 2,          June 26,
                                                                            1999             1998
OPERATING ACTIVITIES:                                                 ----------------- ------------------
  Net income                                                          $          7,321  $           8,111
  Adjustments to reconcile net income to net cash used
    in operating activities:
       Depreciation and amortization                                             4,867              4,005
       Provision for credit losses and repurchase commitments                      115               (469)
       Gain on sale of installment contracts                                    (1,292)            (1,283)
       Gain on sale of property, plant and equipment                               (18)                (1)
       Other, net                                                                   21                247
       Changes in assets and liabilities provided (used) cash,
          net of effects of acquisitions:
            Accounts receivable                                                (27,933)           (26,731)
            Inventories                                                        (11,114)            (2,276)
            Accounts payable                                                     7,411             11,645
            Other assets and liabilities                                           641              6,219
                                                                      ----------------- ------------------
       Net cash used in operating activities                                   (19,981)              (533)
                                                                      ----------------- ------------------
INVESTING ACTIVITIES:
  Net cash paid in connection with acquisitions                                 (4,439)            (1,199)
  Proceeds from sale of property, plant and equipment                              249                 32
  Capital expenditures                                                         (15,514)            (4,420)
  Purchases of certificates of deposit                                               -             (6,044)
  Maturities of certificates of deposit                                              -             10,044
  Proceeds from sale of installment contracts                                   45,049             29,662
   Net change in notes and installment contracts                               (27,618)            (4,344)
 Other investing activities                                                     (1,037)                66
                                                                      ----------------- ------------------
       Net cash provided by (used in) investing activities                      (3,310)            23,797
                                                                      ----------------- ------------------
FINANCING ACTIVITIES:
  Net proceeds (payments) from notes payable                                     3,584               (408)
  Payments on long-term debt                                                      (239)           (14,806)
  Proceeds from long-term borrowings                                               807                  -
  Cash dividends paid                                                           (1,496)            (1,199)
  Proceeds from exercise of stock options                                          284                165
  Net proceeds from sales of common stock                                            7              1,164
  Purchase of treasury stock                                                   (14,444)                 -
                                                                      ----------------- ------------------
       Net cash used in financing activities                                   (11,497)           (15,084)
                                                                      ----------------- ------------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (34,788)             8,180
                                                                      ----------------- ------------------
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                  64,243             37,276
                                                                      ----------------- ------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                              $         29,455  $          45,456
                                                                      ================= ==================
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for:
       Interest                                                       $            499  $             553
       Income taxes                                                              9,302              4,576

                                 See notes to consolidated financial statements.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Unaudited - dollars in thousands except per share data)

1.       BASIS OF PRESENTATION
o The accompanying consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of July 2, 1999, and the results of its operations and its cash flows for the thirteen and twenty-six week periods ended July 2, 1999 and June 26, 1998, respectively. All such adjustments are of a normal, recurring nature.

o The results of operations for the thirteen and twenty-six weeks ended July 2, 1999 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

o In accordance with SFAS 128, Earnings per Share, the Company reports two separate net income per share numbers, basic and diluted. Both are computed by dividing net income by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:

                                           Thirteen Weeks Ended               Twenty-six Weeks Ended
                                        ----------------------------      -------------------------------
                                            July 2,       June 26,            July 2,        June 26,
                                             1999          1998                1999           1998
                                        ------------- -------------      --------------  --------------

  Weighted average common shares           17,974,834    20,044,585           18,356,435      20,006,292
    outstanding (basic)
  Dilutive effect if stock options             96,025       382,973               99,969         287,755
    were exercised                      -------------  ------------       --------------  --------------
  Weighted average common shares
    outstanding, assuming dilution         18,070,859    20,427,558           18,456,404      20,294,047
    (diluted)                           =============  ============       ==============  ==============


2.   ACCOUNTING STANDARD NOT YET ADOPTED
     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for financial statements issued for years beginning after June 15, 2000. Cavalier is currently evaluating SFAS No. 133 and has not yet determined its impact on the Company's consolidated financial statements.

3.   INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at July 2, 1999, and December 31, 1998, were as follows:

                               July 2,         December 31,
                                1999               1998
                          ----------------   ----------------
     Raw materials        $    28,350        $     25,563
     Work-in process            3,982               3,841
     Finished goods            23,975               9,399
                          ----------------   ----------------
     Total inventory      $    56,307        $      38,803
                          ================   ================



4.       STOCKHOLDERS' EQUITY
o Cash dividends of $.04 per share were paid during the quarter ended July 2, 1999.

o During the second quarter of 1999, the Company repurchased 58,500 shares of stock under its stock repurchase program. At July 2, 1999, 2,370,100 shares had been repurchased for $22,721 which is recorded as treasury stock.

5.       CONTINGENCIES
o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The estimated potential obligations under such agreements approximated $300,000 at July 2, 1999. The Company has an allowance for losses of $1,311 (1999) and $1,201 (1998) based on prior experience and market conditions. Management expects no material loss in excess of the allowance.*

*  See Safe Harbor Statement on page 12.

o The Company's product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. The Company's workers' compensation coverage through February 1999 was also covered under this type of plan. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses are adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At July 2, 1999, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $7,531 in the event that additional losses are reported related to prior periods.

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

o The Company and certain of its equity partners have jointly and severally guaranteed revolving notes for three companies, a term loan for one company and a letter of credit for one company in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $3,219. At July 2, 1999, $8,047 was outstanding under the various guarantees, of which the Company had guaranteed $2,387.

6.       SEGMENT INFORMATION
     On December 31, 1998, the Company adopted SFAS 131, Disclosure about Segments of an Enterprise and Related Information, which established standards for reporting information about segments in annual financial statements and interim financial reports issued to stockholders. Segment information relating to the thirteen and twenty-six week periods ended July 2, 1999 and June 26,1998 is presented below:

                                               Thirteen Weeks Ended            Twenty-six Weeks Ended
                                     ------------------------------------- -----------------------------------
                                        July 2, 1999       June 26, 1998     July 2, 1999     June 26, 1998
                                     -----------------  ------------------  ---------------- ------------------

Gross revenue:
  Home manufacturing                 $        163,199   $         164,744  $       324,884  $         287,587
  Financial services                            2,026               1,015            3,481              3,441
  Retail                                        6,004               1,854            8,482              1,854
  Other                                        11,357               9,466           21,182             15,773
                                     -----------------  ------------------ ---------------- ------------------
      Gross revenue                  $        182,586   $         177,079  $       358,029  $         308,655
                                     =================  ================== ================ ==================
Intersegment revenue:
  Home manufacturing                 $          5,113   $             470  $         8,315  $             470
  Financial services                                -                   -                -                  -
  Retail                                            -                   -                -                  -
  Other                                        10,114               8,996           18,939             14,993
                                     -----------------  ------------------ ---------------- ------------------
      Intersegment revenue           $         15,227   $           9,466  $        27,254  $          15,463
                                     =================  ================== ================ ==================
Revenue from external customers:
  Home manufacturing                 $        158,086   $         164,274  $       316,569  $         287,117
  Financial services                            2,026               1,015            3,481              3,441
  Retail                                        6,004               1,854            8,482              1,854
  Other                                         1,243                 470            2,243                780
                                     -----------------  ------------------ ---------------- ------------------
      Total revenue                  $        167,359   $         167,613  $       330,775  $         293,192
                                     =================  ================== ================ ==================
Operating profit:
  Home manufacturing                 $          4,758   $           8,180  $        11,974  $          11,123
  Financial services                              557                 227              736              1,698
  Retail                                         (345)                 59             (612)                59
  Other                                           365                 731              742              1,176
  Elimination                                    (606)               (609)            (980)              (639)
                                     -----------------  ------------------ ---------------- ------------------
  Segment operating profit                      4,729               8,588           11,860             13,417
  General corporate                              (183)               (382)            (351)              (109)
                                     -----------------  ------------------ ---------------- ------------------
      Operating profit               $          4,546   $           8,206  $        11,509  $          13,308
                                     =================  ================== ================ ==================
Identifiable assets:
  Home manufacturing                 $        165,783   $         166,524  $       165,783  $         166,524
  Financial services                           33,569              28,155           33,569             28,155
  Retail                                       22,458               4,374           22,458              4,374
  Other                                        15,343               9,645           15,343              9,645
  Elimination                                  (4,487)             (2,418)          (4,487)            (2,418)
                                     -----------------  ------------------ ---------------- ------------------
  Segment assets                              232,666             206,280          232,666            206,280
  General corporate                            17,202              21,023           17,202             21,023
                                     -----------------  ------------------ ---------------- ------------------
      Total assets                   $        249,868   $         227,303  $       249,868  $         227,303
                                     =================  ================== ================ ==================

* See Safe Harbor Statement on page 12.

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (See pages 2 through 6)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollars in thousands)
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:

INCOME STATEMENT DATA                                    For the Thirteen Weeks Ended
                                  ---------------------------------------------------------------------
                                       July 2, 1999             June 26, 1998         Difference
                                   --------------------- ---------------------- ----------------------
Revenue:
   Home manufacturing net sales    $    158,086          $     164,274          $     (6,188)    -3.8%
   Financial services                     2,026                  1,015                 1,011     99.6%
   Retail                                 6,004                  1,854                 4,150    223.8%
   Other                                  1,243                    470                   773    164.5%
                                   -------------         --------------         ------------- --------
Total revenue                      $    167,359   100.0% $     167,613   100.0% $       (254)    -0.2%
                                   ============= ======= ============== ======= ============= ========
Total revenue                      $    167,359   100.0% $     167,613   100.0% $       (254)    -0.2%
Cost of sales                           136,143    81.3%       136,153    81.2%          (10)     0.0%
                                   ------------- ------- -------------  ------- ------------- --------
Gross profit                       $     31,216    18.7% $      31,460    18.8% $       (244)    -0.8%
                                   ============= ======= =============  ======= ============= ========
Selling, general and administrative$     26,670    15.9% $      23,254    13.9% $      3,416     14.7%
                                   ============= ======= =============  ======= ============= ========
Operating profit                   $      4,546     2.7% $       8,206     4.9% $     (3,660)   -44.6%
                                   ============= ======= =============  ======= ============= ========
Other income (expense), net        $        115     0.1% $         363     0.2% $       (248)   -68.3%
                                   ============= ======= =============  ======= ============= ========
Net income                         $      2,820     1.7% $       5,069     3.0% $     (2,249)   -44.4%
                                   ============= ======= =============  ======= ============= ========

                                                          For the Twenty-Six Weeks Ended
                                  ---------------------------------------------------------------------
                                        July 2, 1999         June 26, 1998         Difference
                                   --------------------- ---------------------- ----------------------
Revenue:
   Home manufacturing net sales    $    316,569          $     287,117          $     29,452     10.3%
   Financial services                     3,481                  3,441                    40      1.2%
   Retail                                 8,482                  1,854                 6,628    357.5%
   Other                                  2,243                    780                 1,463    187.6%
                                   -------------         --------------         ------------- --------
Total revenue                      $    330,775   100.0% $     293,192   100.0% $     37,583     12.8%
                                   ============ ======== ============== ======= ============= ========
Total revenue                      $    330,775   100.0% $     293,192   100.0% $     37,583     12.8%
Cost of sales                           266,962    80.7%       238,908    81.5%       28,054     11.7%
                                   ------------ -------- -------------- ------- ------------- --------
Gross profit                       $     63,813    19.3% $      54,284    18.5% $      9,529     17.6%
                                   ============ ======== =============  ======= ============= ========
Selling, general and administrative$     52,304    15.8% $      40,976    14.0% $     11,328     27.6%
                                   ============ ======== =============  ======= ============= ========
Operating profit                   $     11,509     3.5% $      13,308     4.5% $     (1,799)   -13.5%
                                   ============ ======== =============  ======= ============= ========
Other income (expense), net        $        593     0.2% $         330     0.1% $        263     79.7%
                                   ============ ======== =============  ======= ============= ========
Net income                         $      7,321     2.2% $       8,111     2.8% $       (790)    -9.7%
                                   ============ ======== =============  ======= ============= ========


OPERATING DATA                              For the Thirteen Weeks Ended                 For the Twenty-Six Weeks Ended
                                  --------------------------------------------- -----------------------------------------------
                                          July 2, 1999         June 26, 1998           July 2, 1999           June 26, 1998
                                    -------------------- ---------------------- ---------------------- -----------------------
Manufacturing sales:
Floor shipments                           9,732                 10,000                19,317                17,544
Home shipments
  Single section                          3,087    48.3%         3,438    51.2%        6,117     48.2%       6,084     51.5%
  Multi section                           3,308    51.7%         3,281    48.8%        6,576     51.8%       5,730     48.5%
                                   ------------- ------- -------------- ------- ------------- -------- ------------ --------
Total shipments                           6,395   100.0%         6,719   100.0%       12,693    100.0%      11,814    100.0%

Shipments to company owned stores          (179)    2.8%           (17)    0.3%         (294)     2.3%         (17)     0.1%
                                   ------------- ------- -------------- ------- ------------- -------- ------------ --------
Shipment to independent dealers           6,216    97.2%         6,702    99.7%       12,399     97.7%      11,797     99.9%
                                   ============= ======= ============== ======= ============= ======== ============ ========
Retail sales:
Single section                              110    57.9%            19    40.4%          147     56.8%          19     40.4%
Multi section                                80    42.1%            28    59.5%          112     43.2%          28     59.6%
                                   ------------- ------- -------------- ------- ------------- -------- ------------ --------
Total sales                                 190   100.0%            47   100.0%          259    100.0%          47    100.0%
                                   ============= ======= ============== ======= ============= ======== ============ ========
Cavalier produced homes sold                139    73.2%            25    53.2%          189     73.0%          25     53.2%
                                   ============= ======= ============== ======= ============= ======== ============ ========
Used homes sold                              39    20.5%             3     6.4%           48     18.5%           3      6.4%
                                   ============= ======= ============== ======= ============= ======== ============ ========
Other Operating Data:
Installment loan purchases         $     14,029          $       4,272          $     29,391           $     6,989

Capital expenditures               $      6,490          $       2,863          $     15,514           $     4,420

Home manufacturing facilities                24                     22                    24                    22

Independent exclusive dealer locations      262                    187                   262                   187

Company owned stores                         14                      2                    14                     2

General
The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors which affect the housing market as a whole. The manufactured housing industry has grown significantly in recent years, which the Company attributes to, among other things, a reduction in alternative housing, increased availability of retail financing, increased consumer confidence and continuing strength in the national economy. As a result, the number of retail dealerships, manufacturing capacity and wholesale shipments have expanded, which the Company believes is currently resulting in slower wholesale shipments and retail turnover, higher dealer inventories and increased price competition. In addition, financial institutions have recently tightened credit standards. These factors impacted the Company's financial results significantly during the second quarter of 1999. The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors will have on the Company's future sales and earnings. * The Company currently believes these conditions will continue to adversely affect the Company's financial performance at least through the balance of 1999. * The Company also believes that, due to these industry conditions, the possibility exists for some retail dealer failures, which could have a material adverse effect on the Company. * In response to these current industry and market conditions, Cavalier is considering several possible cost reduction options, including, without limitation, curtailing capital expenditures, implementing plant consolidations, idlings and/or closings, which may be either temporary or permanent, and cutting other costs identified through a best practices review of each of the Company's manufacturing plants. The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt.

Thirteen weeks ended July 2, 1999 compared to June 26, 1998
Revenue
Total revenue for the second quarter of 1999 was $167,359 compared to $167,613 for the second quarter of 1998.

Home manufacturing net sales for the second quarter of 1999 compared to the second quarter of 1998 decreased 3.8%, or $6,188, to $158,086, net of intercompany eliminations of $5,113. Home shipments decreased 4.8%, with floor shipments decreasing by 2.7%. The percentage of multi-section home shipments continued to increase, from 48.8% in 1998 to 51.7% in 1999. Actual shipments of homes for the second quarter were 6,395 versus 6,719 in 1998. The Company attributes the decrease in sales and shipments to the increasingly competitive conditions in the industry described above. Approximately 87% of the Company's shipments were to its core market of 11 states, where shipments for the second quarter of 1999 declined 7.1% as compared to the second quarter of 1998. Through May 1999, the Manufactured Housing Institute reported a 5.1% decline in shipments in these 11 states. Additionally, the Company's inventory on its dealers lots increased from 151 to 158 days during the quarter. During the first quarter of 1999, Cavalier launched its first national advertising campaign promoting a home concept called the PowerHouse. This home included a special package of options such as a home computer, satellite dish and entertainment center with television/VCR combination. This promotion was concluded in the second quarter of 1999. The Company believes its exclusive dealer program continues to gain acceptance, increasing by 87 locations since June 26, 1998, bringing the total to 276 at July 2, 1999, including 14 company-owned stores. * Sales to exclusive dealers represented 54.6% in the second quarter of 1999 versus 34.2% in the same period of 1998.

Revenue from the financial services segment increased 99.6%, or $1,011 from 1998. The increase in the second quarter of 1999 is due to the gain recorded from the sale of approximately $16,000 of the Company's loan portfolio under its retail finance agreement, in addition to the increased volume of installment loans that are periodically resold under this agreement. During the second quarter of 1999, CAC purchased contracts of $14,029 and sold $30,022 of installment contracts. In the second quarter of 1998, CAC purchased contracts of $4,272 and sold installment contracts totaling $3,353. During 1998, the focus of CAC's business changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers, which are then resold to another financial institution. CAC does not retain the servicing function and does not earn the interest income on these resold loans.

Revenues from the retail segment were $6,004 for the second quarter of 1999, of which 73.2% of the units sold were Cavalier product. The second quarter of 1998 produced revenue of $1,854, of which 53.2% of the units sold were Cavalier product. During the second quarter, the Company acquired six retail dealerships and opened one retail location, bringing the total company-owned retail locations to 14.

Other revenue consists mainly of revenue from the wholesale supply and component manufacturing businesses. Revenues from external customers increased 164.5%, or $773, for the second quarter of 1999 compared to the second quarter of 1998. This increase is due primarily to the addition of a supply company.

Gross Profit
Gross profit was $31,216, or 18.7% of total revenue, for the second quarter of 1999, versus $31,460, or 18.8%, in 1998. As discussed in the Company's Annual Report on Form 10-K, the Company is still experiencing tightened supply from its traditional vendors of certain types of raw materials, including sheetrock and insulation and, more recently, lumber, required for production of its homes. The Company is attempting to obtain these products from other vendors and to purchase substitute products, which has and may continue to result in higher than normal costs. Due to the competitive industry conditions, some of these costs have not been recoverable through price increases. The possibility exists that the Company may continue to be unable to recover some of these additional costs through price increases or that these and substitute products may become scarce or unavailable.* The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors may have on the Company's future sales and earnings. *

*See Safe Harbor Statement on page 12.

Selling, General and Administrative
Selling, general and administrative expenses during the second quarter of 1999 were $26,670, or 15.9% of total revenue, versus $23,254 or 13.9% in 1998, an increase of $3,416. Of this increase, $680 is related to expanded sales and marketing efforts, including the PowerHouse promotion, and recruiting, set-up and maintenance of the exclusive dealer network. Additionally, selling, general and administrative expenses increased $299 due to higher costs for employee benefits, primarily health insurance, $363 for increased warranty service activities and $749 for the start-up costs associated with implementing an enterprise-wide management information system. Other factors contributing to the increase in selling, general and administrative expenses are costs of $1,072 associated with acquiring and operating new retail locations and the continued development of a retail infrastructure, and the costs associated with the expansion of the supply distribution business of $290. These costs were partially offset by a reduction in incentive compensation of $928.

Operating Profit
Operating profit for the quarter was $4,546 or 2.7% of sales, versus $8,206 or 4.9% of sales in the second quarter of 1998. Home manufacturing operating profit declined $3,422, before intercompany eliminations, due to lower sales, increased raw material prices and increased selling, general and administrative expenses. Financial services operating profit increased $330 due primarily to the gain on the sale of approximately $16,000 of CAC's loan portfolio. The retail segment's operating profit declined due to the acquisition of new retail locations, the continued development of a retail infrastructure and the competitive conditions currently prevailing in the industry. Other operating profit declined $366, before intercompany eliminations, due mainly to the costs associated with the start-up of a new supply company.

Other Income (Expense)
Interest expense for the second quarter of 1999 increased $217 due primarily to the increased floor plan notes payable.

Net Income
Net income declined 44.4% to $2,820 in the second quarter of 1999 from $5,069 in 1998,which the Company attributes to flat total revenue, increased raw materials prices and selling, general and administrative expenses, and the other industry factors discussed above. Net income per share declined to $.16 for the second quarter of 1999, compared to $.25 in 1998, a 36% decrease. Net income per share declined at a lower rate than net income due to the lower number of weighted average shares outstanding during the second quarter of 1999.

Twenty-six weeks ended July 2, 1999 compared to June 26, 1998
Revenue
Total revenue for the twenty-six weeks ending July 2, 1999 was $330,775, up 12.8% from 1998's year-to-date revenue of $293,192.

Home manufacturing net sales for 1999 year-to-date compared to 1998 increased 10.3%, or $29,452, to $316,569 net of intercompany eliminations of $8,315. Home shipments increased 7.4%, with floor shipments increasing by 10.1%. The percentage of multi-section home shipments continued to increase, from 48.5% in 1998 to 51.8% in 1999. Actual shipments of homes for 1999 was 12,693 versus 11,814 in 1998. The Company attributes the increase in sales and shipments during the beginning of the year to a special promotional program and additional production days, as well as to the success of the Company's sales and marketing efforts, including its exclusive dealer program. During the first quarter of 1999, Cavalier launched its first national advertising campaign promoting a home concept called the PowerHouse. However, during the second quarter, home manufacturing revenue declined due to increased competitive conditions as further discussed above. The Company believes that its exclusive dealer program continues to gain acceptance, increasing by 87 locations since June 26, 1998, bringing the total to 276, including 14 company-owned stores at July 2, 1999. * Sales to exclusive dealers represented 55.9% year-to-date in 1999 versus 34.3% in 1998. In addition, the year-to-date ending July 2, 1999 included five additional production days compared to the year-to-date ending June 26, 1998.

Revenue from the financial services segment in 1999 increased 1.2%, or $40, from 1998. During 1999, CAC purchased contracts of $29,391 and sold $43,757 of loans. In 1998, CAC had purchased contracts of $6,989 and sales of installment contracts totaling $28,379.

Revenues from the retail segment were $8,482 for 1999, and $1,854 for 1998. The increase in sales is due to an increased number of company-owned stores, from two in 1998 to 14 at July 2, 1999, of which seven were added during the second quarter of 1999. In 1999, Cavalier product constituted 73.0% of year-to-date sales, while in 1998, 53.2% of the product sold was Cavalier product.

Other revenue increased 187.6%, or $1,463, during 1999 compared to 1998, due primarily to the addition of a supply company.

Gross Profit
Gross profit was $63,813, or 19.3% of total revenue, for year-to-date 1999, versus $54,284, or 18.5%, in 1998. An increase in total revenue, as well as cost savings due to increased purchasing and other efficiencies after the Belmont merger, is responsible for a significant portion of this increase. As discussed in the Company's Annual Report on Form 10-K, the Company is still experiencing tightened supply from its traditional vendors of certain types of raw materials, including sheetrock and insulation and, more recently, lumber, required for production of its homes. The Company is attempting to obtain these products from other vendors and to purchase substitute products, which has and may continue to result in higher than normal costs. During the second quarter of 1999, the Company was unable to pass through some of these costs in the form of increased sales prices to customers. The possibility exists that the Company may continue to be unable to recover some of these additional costs through price increases or that these and substitute products may become scarce or unavailable.* The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors may have on the Company's future sales and earnings. *

* See Safe Harbor Statement on page 12.

Selling, General and Administrative
Selling, general and administrative expenses during the twenty-six weeks ended July 2,1999 were $52,304, or 15.8% of total revenue, versus $40,976 or 14.0% for the same period in 1998, an increase of $11,328. Of this increase, $2,789 is related to broadened sales and marketing efforts, including the PowerHouse promotion, and recruiting, set-up and maintenance of the exclusive dealer network. Additionally, selling, general and administrative expenses increased $934 due to higher costs for employee benefits, primarily health insurance, $724 for increased warranty service activities and $1,162 for the start-up costs associated with implementing an enterprise-wide management information system. Other factors contributing to the increase in selling, general and administrative expenses are (1) the costs of $1,574 associated with acquiring and operating new retail locations, as well as the continued development of a retail infrastructure, (2) $324 in costs of opening an additional home manufacturing facility and (3) the costs associated with the expansion of the supply distribution business of $529. These costs were partially offset by a reduction in incentive compensation of $343.

Operating Profit
Operating profit year-to-date 1999 was $11,509 or 3.5% of sales, versus $13,308 or 4.5% of sales in 1998. Home manufacturing operating profit increased $851, before intercompany eliminations, due to increased sales and cost savings from increased purchasing and other efficiencies after the Belmont merger, offset by the increase in raw material prices and the inability to pass along some of these costs to the consumer as well as increased selling, general and administrative expenses. Financial services operating profit declined $962 due mainly to increased selling, general and administrative expenses, consisting primarily of $452 of prepayment and repossession costs and $171 of payroll costs due to the addition of area sales personnel. The retail segment's operating profit declined due to the acquisition of new retail locations, the continued development of a retail infrastructure and the competitive conditions currently prevailing in the industry. Other operating profit declined $434, before intercompany eliminations, due mainly to the costs associated with the start-up of a new supply company.

Other Income (Expense)
Interest expense decreased $42 due primarily to reduced long-term debt, offset somewhat by increased floor plan notes payable. Other, net increased $221 due primarily to increased earnings from a company in which Cavalier owns a minority interest.

Net Income
Net income declined 9.7% to $7,321 in 1999 from $8,111 in 1998 due to a combination of increased industry competition and increased raw materials prices and selling, general and administrative expenses as further discussed above. Net income per share remained static at $.40 for 1999 and 1998. The stability of net income per share notwithstanding a decline in net income is due to the lower number of weighted average shares outstanding during 1999.

Liquidity and Capital Resources (dollars in thousands)

BALANCE SHEET DATA                                                    Balances as of
                                                       ------------------------------------------
                                                          July 2, 1999         December 31, 1998
                                                       -----------------      -------------------
Cash and cash equivalents                                $      29,455           $      64,243
Accounts receivable                                      $      35,501           $       7,678
Working capital                                          $      33,900           $      41,707
Current ratio                                                 1.3 to 1                1.5 to 1
Long-term debt                                           $       4,154           $       3,650
Ratio of long-term debt to equity                              1 to 33                 1 to 40
Installment loan portfolio                               $       9,588           $      26,117

Operating activities during the first six months of 1999 used net cash of $19,981. The increase in accounts receivable and the corresponding reduction in cash and cash equivalents from December 31, 1998 to July 2, 1999, is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables. Inventory at July 2, 1999 increased from year-end primarily due to the expansion of the retail segment from five company-owned stores at the end of 1998 to 14 at the end of the quarter.

Net cash totaling approximately $4,439 was paid during the first six months of 1999 in connection with acquisitions of six retail dealerships, an insurance agency, a premium finance company and a supply company.

The Company's total capital expenditures were approximately $15,514 for the twenty-six weeks ended July 2, 1999, as compared to $4,420 for the comparable period of 1998. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the continued
expansion and modernization of certain of the Company's manufacturing facilities. Additionally, during 1999, the Company purchased, for a total of $3,400, two Alabama manufacturing facilities that were previously leased, and renovated a Georgia manufacturing facility at a cost of $1,693 that was placed in operation at the end of the first quarter. Approximately $1,270 of the cost of implementing a new enterprise-wide management information system has been capitalized. Due to current market conditions, planned construction of an additional manufacturing facility in Georgia has been temporarily halted.

In addition to the periodic resale of loans, the Company's finance subsidiary, CAC, sold approximately $16 million of its existing installment contract portfolio to another financial institution.

The increase in long-term debt of $504 is primarily due to the assumption of an industrial development revenue bond in the amount of $728 related to the Alabama facilities acquired. Notes payable increased $10,159 due to the increase in retail floor plan financing as a result of the acquisition of retail locations.

The Company has purchased 1,517,500 shares of treasury stock during 1999 for $14,444.

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

The Company has implemented a program to evaluate and address the risks and problems associated with the Year 2000 issue. This program identifies four stages as follows:
     1) The preliminary assessment of each computer system and microprocessor the Company utilizes for Year 2000 compliance is complete, and the testing of these systems and microprocessors is approximately 88% complete. As a result of this assessment, the Company believes most of the significant systems and microprocessors it utilizes are currently Year 2000 compliant or will be with the installation of available upgrades, except for an accounting system used by two of the Company's subsidiaries.*
     2) The identification of Year 2000 compliance by significant or critical third parties has been completed, and the scheduled completion date to replace all non-compliant third parties is October 1999.
     3) The completion of any Company system conversions and verification that all Company systems are Year 2000 compliant are expected to be completed by December 1999.*
     4) The development of a contingency plan is the last phase and is expected to be completed by October 1999. The Company currently expects its contingency plan to include installation of certain Year 2000 compliant software, currently in use at most of its operations, for the two subsidiaries with non-compliant accounting software.*

The costs incurred to date to address the Year 2000 issue have not been material; however, the Company expects to incur between $800 and $1,200 as an expense, in addition to between $300 and $400 of capital expenditures, during 1999 in order to complete the assessment and implementation, and to fund such cost from operations.* This anticipated cost is required to replace non-compliant microprocessors and to purchase and implement accounting software for two of the Company's subsidiaries. These activities are being performed in conjunction with a larger multi-year migration from the Company's current systems to an enterprise-wide management information system. This estimate assumes that third parties have correctly assessed and communicated to the Company the status of their Year 2000 compliance, and that material Year 2000 compliance issues with respect to third parties who have not communicated with the Company will not arise in the future.* Because of this reliance and the subjective nature of the Year 2000 compliance issue, the actual costs to address and resolve any non-compliance issues may differ materially from those anticipated. The Company could be affected if the Year 2000 issue affects suppliers' abilities to provide raw materials needed in the manufacturing process. The Company is also dependent on third parties or government agencies to 1) supply sufficient electrical power, utilities, transportation and other services to sustain the manufacturing process and CAC's operations, 2) process, pay and maintain records of certain employee benefits, 3) supply funds in a timely fashion for its dealers and retail customers to purchase homes, and 4) fund sales of portions of CAC's loan portfolio. Any failure on the part of these third parties could have a material adverse effect on the business operations and financial performance of the Company. *

If the Company's efforts to resolve the Year 2000 issue are not adequate or implemented in a timely manner, the Company could experience a disruption in its normal business activities.* Management of the Company believes the most reasonably likely worst case scenario would be the delay in collections from third party financing agents which could result in liquidity issues for the Company, as well as the delay of financial reporting due to any accounting processes which may need to be performed manually until all Year 2000 issues are resolved.* However, the potential consequences of the Year 2000 issue are inherently uncertain, and consequently, no assurance can be given that this will be the reasonably likely worst case scenario.


Market Risk
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest rate risk inherent in its financial instruments, but is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $2,683 at July 2, 1999. Due to the long-term nature of the benefit liabilities that these assets fund, the Company believes its exposure to market risk is low. The Company does not believe that a decline in market value of these investments would result in a material near term funding of the trust or exposure to the benefit liabilities funded. *

The Company purchases retail installment contracts from its exclusive dealers, at fixed interest rates, in the ordinary course of business, and periodically resells certain of these loans to a financial institution under the terms of a retail finance agreement. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed rate contracts with interest rates ranging from 8.29% to 13.76% and an average original term of 262 months at July 2, 1999. The Company estimated the fair value of its installment contracts receivable, which approximated carrying value, using discounted cash flows and interest rates offered by CAC on similar contracts at July 2, 1999.

The Company has notes payable under retail floor plan agreements and an Industrial Development Revenue Bond issue that are exposed to changes in interest rates. Although these borrowings are floating rate debt, the Company believes the interest rate risk posed by these borrowings currently is low because the amount of debt has historically been small in relation to annual cash flow. * Additionally, the Company has three Industrial Development Revenue Bond issues at fixed interest rates. The estimated fair value of outstanding borrowings approximated carrying value at July 2, 1999, using rates at which the Company believes it could have obtained similar borrowings at that time. The Company also has the ability to incur debt under its credit facility which provides for interest at the bank's prime rate for the revolving and warehouse line of credit and at fixed rates for a certain period of time for the term notes.

*See Safe Harbor Statement on page 12.

PART II.  OTHER INFORMATION

Item 3:  Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 under the heading "Item 3 - Legal Proceedings." The description of legal proceedings in the Company's Form 10-K remains unchanged, except that with respect to the suit against Belmont Homes, Inc. and certain other defendants referenced therein, the Alabama Supreme Court recently upheld the transfer upon motion of the defendant of the Madison County action to the Circuit Court of Franklin County, Alabama. The plaintiffs have filed a motion for rehearing of the Alabama Supreme Court's decision. In addition, during the second quarter of 1999, the Commonwealth of Kentucky Pendleton Circuit Court granted the defendants' motion to dismiss the case referred to in the last paragraph of the legal proceedings section in the Company's 10-K, and the plaintiffs have appealed that decision to the Kentucky Court of Appeals.

Item 4:  Submission of  Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 19, 1999. Each person who was then serving as a member of the Board of Directors was re-elected for another year. The votes for each nominee were cast as follows:

                                                          Shares Voting
                                                 For         Against    Withheld

           Thomas A. Broughton, III           15,188,844        -0-     432,372

           Barry B. Donnell                   15,180,135        -0-     441,081

           Lee Roy Jordan                     15,176,597        -0-     444,619

           A. Douglas Jumper, Sr.             15,187,446        -0-     433,770

           Mike Kennedy                       15,179,975        -0-     441,241

           John W. Lowe                       15,179,764        -0-     441,452

           Gerald W. Moore                    15,246,050        -0-     375,166

           Michael R. Murphy                  15,178,136        -0-     443,080

           David A. Roberson                  15,242,852        -0-     378,364

The stockholders ratified the Board of Director's appointment of Deloitte & Touche LLP as Independent Certified Public Accountants for the Company. The appointment was ratified by a vote of 15,540,612 shares for, 20,301 shares against, and 60,304 abstentions.

Item 5:  Other Matters

The Board of Directors has declared its regular quarterly cash dividend of $.04 per share payable on August 16, 1999 to stockholders of record on July 30, 1999.

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

               (4) Instruments Defining the Rights of Security Holders.
                  (a) Articles four, six, seven, eight and nine of the Company's
                      Amended and Restated Certificate of Incorporation, as amended, referenced in Exhibit 3(a) above.
                  (b) Article  II,  Sections  2.1  through  2.18;  Article  III,
                      Sections  3.1 and 3.2;  Article IV,  Sections 4.1 and 4.3;
                      Article  VI,  Sections  6.1  through  6.5;  Article  VIII,
                      Sections 8.1 and 8.2; and Article IX of the Company's Amended and Restated By-laws, referenced in Exhibit 3(c) above.
                  (c) Rights  Agreement   between   Cavalier  Homes,   Inc.  and
                      ChaseMellon Shareholder Services, LLC, filed as Exhibit 4 to the Company's Current Report on Form 8-K dated October 30, 1996, is incorporated herein by reference.

              (10) Material Contracts.
                  (a) Manufactured Home Loan Purchase Agreement dated as of June
                      30, 1999, by and between Cavalier Acceptance Corporation and Green Tree Financial Corporation and certain of its affiliates.

                  (b) Lease Agreement with Option   to  Purchase between John H.
                      Beard and Alexander P. Beard, Trustees under the Will of Bryce Parker Beard, and BRC Components, Inc. dated March 4, 1999.

              (11) Statement re: Computation of Net Income per Common Share.

              (27) Article 5 - Financial Data Schedule and Restated Financial Data Schedule for Form 10-Q submitted as Exhibit 27 as an EDGAR filing only.

      (b)      Current Report on Form 8-K.
               None

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business and growth and financing strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly +to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, in our Annual Report on Form 10-K for the period ending December 31, 1998, under the heading "Risk Factors," we have provided a discussion of factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect Cavalier. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Cavalier Homes, Inc.
                                           ------------------------------
                                           Registrant


Date: August 16, 1999                      /s/ David A. Roberson
                                           -------------------------------------
                                           David A. Roberson - President
                                           and Chief Executive Officer


Date: August 16, 1999                      /s/ Michael R. Murphy
                                           -------------------------------------
                                           Michael R. Murphy -
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)