Form 10-Q
period 1999-10-01
CAVALIER HOMES INC
filed 1999-11-15
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              Washington, DC 20549


                                    FORM 10-Q


         (Mark One)

         [X]      QUARTERLY REPORT PURSUANT TO   SECTION   13   OR 15(d) OF  THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended      October 1, 1999

                                       OR

         [  ]     TRANSITION REPORT PURSUANT TO   SECTION   13 OR 15(d)   OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from ______________ to _____________

                              Commission File Number 1-9792

                                    Cavalier Homes, Inc.
                 (Exact name of Registrant as specified in its charter)


                       Delaware                           63-0949734
          ---------------------------------       --------------------------
           (State or other jurisdiction                 (IRS Employer
           incorporation or organization             Identification Number


              Highway   41 North & Cavalier Road, Addison, Alabama 35540
             -------------------------------------------------------------
                     (Address  of  principal  executive offices)
                                     (Zip Code)


                                  (256) 747-9800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                          Outstanding at November 12, 1999
   ----------------------------            --------------------------------
   Common Stock, $.10 Par Value                    17,852,771 Shares


                                CAVALIER HOMES, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                  (Unaudited - dollars in thousands)

                                                                                            October 1,   December 31,
 ASSETS                                                                                       1999          1998
                                                                                           -----------   -----------

 CURRENT ASSETS:
      Cash and cash equivalents                                                          $     22,337  $     64,243
      Accounts receivable, less allowance for losses of $1,559 (1999) and $1,201 (1998)        32,267         7,678
      Notes and installment contracts receivable - current                                        974         1,577
      Inventories                                                                              61,882        38,803
      Deferred income taxes                                                                    10,704         9,413
      Other current assets                                                                      5,221         4,077
                                                                                           -----------   -----------


             Total current assets                                                             133,385       125,791
                                                                                           -----------   -----------


 PROPERTY, PLANT AND EQUIPMENT (Net)                                                           74,881        61,422
                                                                                           -----------   -----------


 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,049 (1999) and $760 (1998)                               7,105        24,512
                                                                                           -----------   -----------


 GOODWILL, less accumulated amortization of $5,093 (1999) and $4,154 (1998)                    23,022        19,945
                                                                                           -----------   -----------


 OTHER ASSETS                                                                                   7,604         4,282
                                                                                           -----------   -----------


 TOTAL                                                                                   $    245,997  $    235,952
                                                                                           ===========   ===========


 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                                  $        727  $        405
      Notes payable                                                                            14,388         4,163
      Accounts payable                                                                         22,831        15,944
      Amounts payable under dealer incentive programs                                          19,393        18,752
      Accrued compensation and related withholdings                                             9,407         7,154
      Estimated warranties                                                                     13,017        12,400
      Other accrued expenses                                                                   20,934        25,266
                                                                                           -----------   -----------


           Total current liabilities                                                          100,697        84,084
                                                                                           -----------   -----------


 DEFERRED INCOME TAXES                                                                              -           390
                                                                                           -----------   -----------


 LONG-TERM DEBT                                                                                 6,175         3,650
                                                                                           -----------   -----------


 OTHER LONG-TERM LIABILITIES                                                                    4,778         2,917
                                                                                           -----------   -----------


 STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value; authorized 50,000,000 shares,
        issued 20,366,571 (1999) shares and 20,282,782 (1998) shares                            2,037         2,028
      Additional paid-in capital                                                               61,645        60,760
      Treasury stock, at cost; 2,461,500 (1999) shares and 852,600 (1998) shares              (23,221)       (8,277)
      Retained earnings                                                                        93,886        90,400
                                                                                           -----------   -----------


          Total stockholders' equity                                                          134,347       144,911
                                                                                           -----------   -----------


 TOTAL                                                                                   $    245,997  $    235,952
                                                                                           ===========   ===========



     CONSOLIDATED STATEMENTS OF INCOME
      (Unaudited - dollars in thousands except per share amounts)
                                                                Thirteen Weeks Ended        Thirty-nine Weeks Ended
                                                            ----------------------------   -------------------------

                                                             October 1,      September 25,  October 1,   September 25,
                                                               1999             1998          1999          1998
                                                            -----------     ------------   -----------   -----------

 REVENUE                                                  $    135,835    $     157,498  $    466,610  $    450,690

 COST OF SALES                                                 111,087          126,864       378,023       365,772

 SELLING, GENERAL AND ADMINISTRATIVE                            25,827           22,536        78,157        63,512

 SPECIAL CHARGE FOR ASSET WRITE-DOWN                             1,453                -         1,453             -
                                                            -----------     ------------   -----------   -----------


 OPERATING PROFIT (LOSS)                                        (2,532)           8,098         8,977        21,406
                                                            -----------     ------------   -----------   -----------


 OTHER INCOME (EXPENSE):
     Interest expense                                             (537)            (107)       (1,049)         (661)
     Other, net                                                    388              759         1,493         1,643
                                                            -----------     ------------   -----------   -----------

                                                                  (149)             652           444           982
                                                            -----------     ------------   -----------   -----------


 INCOME (LOSS) BEFORE INCOME TAXES                              (2,681)           8,750         9,421        22,388

 INCOME TAXES (BENEFIT)                                         (1,060)           3,530         3,721         9,057
                                                            -----------     ------------   -----------   -----------


 NET INCOME (LOSS)                                        $     (1,621)   $       5,220  $      5,700  $     13,331
                                                            ===========     ============   ===========   ===========


 BASIC NET INCOME (LOSS) PER SHARE                        $      (0.09)   $        0.26  $       0.31  $       0.67
                                                            ===========     ============   ===========   ===========


 DILUTED NET INCOME (LOSS) PER SHARE                      $      (0.09)   $        0.26  $       0.31  $       0.66
                                                            ===========     ============   ===========   ===========


 WEIGHTED AVERAGE SHARES OUTSTANDING                        17,949,080       20,072,336    18,221,146    20,029,432
                                                            ===========     ============   ===========   ===========


 WEIGHTED AVERAGE SHARES OUTSTANDING,                       17,992,037       20,307,857    18,304,173    20,304,704
                                                            ===========     ============   ===========   ===========

     ASSUMING DILUTION

 See notes to consolidated financial statements.


 CAVALIER HOMES, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited - in thousands)
                                                                                            Thirty-nine Weeks Ended
                                                                                           -------------------------

                                                                                           October 1,    September 25,
                                                                                              1999          1998
                                                                                           -----------   -----------

 OPERATING ACTIVITIES:
   Net income                                                                            $      5,700  $     13,331
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Depreciation and amortization                                                           7,443         6,124
        Change in provision for credit losses and repurchase commitments                          647          (517)
        Gain on sale of installment contracts                                                  (1,848)       (1,517)
        (Gain) loss on sale of property, plant and equipment                                      (42)           60
        Special charge for asset write-down                                                     1,453
        Other, net                                                                                 (7)          293
        Changes in assets and liabilities provided (used) cash, net of effects of acquisitions:
             Accounts receivable                                                              (24,947)      (28,165)
             Inventories                                                                      (16,689)       (6,844)
             Accounts payable                                                                   5,431        11,194
             Other assets and liabilities                                                      (1,811)       10,887
                                                                                           -----------   -----------


        Net cash provided by (used in) operating activities                                   (24,670)        4,846
                                                                                           -----------   -----------


 INVESTING ACTIVITIES:
   Net cash paid in connection with acquisitions                                               (4,439)       (2,358)
   Proceeds from sale of property, plant and equipment                                            300            64
   Capital expenditures                                                                       (20,667)       (8,925)
   Purchases of certificates of deposit                                                             -        (6,044)
   Maturities of certificates of deposit                                                            -        10,044
   Proceeds from sale of installment contracts                                                 52,701        35,040
   Net change in notes and installment contracts                                              (33,854)       (9,950)
   Other investing activities                                                                  (1,196)         (793)
                                                                                           -----------   -----------


        Net cash provided by (used in) investing activities                                    (7,155)       17,078
                                                                                           -----------   -----------


 FINANCING ACTIVITIES:
   Net proceeds (payments) from notes payable                                                   3,650           420
   Payments on long-term debt                                                                    (318)      (14,836)
   Proceeds from long-term borrowings                                                           3,145             -
   Cash dividends paid                                                                         (2,214)       (1,802)
   Proceeds from exercise of stock options                                                        284           171
   Net proceeds from sales of common stock                                                        316         2,814
   Purchase of treasury stock                                                                 (14,944)       (4,663)
                                                                                           -----------   -----------


        Net cash used in financing activities                                                 (10,081)      (17,896)
                                                                                           -----------   -----------


 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         (41,906)        4,028
                                                                                           -----------   -----------


 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                64,243        37,276
                                                                                           -----------   -----------


 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $     22,337  $     41,304
                                                                                           ===========   ===========


 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for:
        Interest                                                                         $        861  $        632
        Income taxes                                                                           11,376         8,622

                           See notes to consolidated financial statements.


                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Unaudited - dollars in thousands except per share data)

1.       BASIS OF PRESENTATION
o The accompanying consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of October 1, 1999 and the results of its operations and its cash flows for the thirteen and thirty-nine week periods ended October 1, 1999 and September 25, 1998, respectively. All such adjustments are of a normal, recurring nature.

o The results of operations for the thirteen and thirty-nine weeks ended October 1, 1999 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

o In accordance with SFAS 128, Earnings per Share, the Company reports two separate net income per share numbers, basic and diluted. Both are computed by dividing net income by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:

                                                               Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                                       ------------------------------------   ------------------------------------
                                                         October 1,        September 25,        October 1,        September 25,
                                                            1999                1998               1999               1998
                                                       --------------    ------------------   ---------------  -------------------

Weighted average common shares
       outstanding (basic)                                17,949,080            20,072,336        18,221,146           20,029,432

   Dilutive effect if stock options were exercised            42,957               235,521            83,027              275,272
                                                       --------------    ------------------   ---------------  -------------------

  Weighted average common shares
       outstanding, assuming dilution (diluted)            17,992,037            20,307,857        18,304,173           20,304,704
                                                       ==============    ==================   ===============  ===================


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

3.   INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at October 1, 1999, and December 31, 1998, were as follows:
                                   October 1,            December 31,
                                     1999                   1998
                                 ------------           -------------
          Raw materials          $     30,410           $     25,563
          Work-in-process               4,028                  3,841
          Finished goods               27,444                  9,399
                                 -------------          -------------
          Total inventory        $     61,882           $     38,803
                                 =============          =============

4.   ASSET WRITE-DOWN
     Subsequent to the end of the third quarter, as part of a cost reduction strategy, Cavalier idled two home manufacturing plants, one in Addison, Alabama and one in Belmont, Mississippi, to consolidate manufacturing into other plants in those locations. The Company recorded a third quarter pre-tax charge of $1,453 ($879 after tax, or $.05 per share) to write-down the value of assets of the consolidated plants.

5.   STOCKHOLDERS' EQUITY
o Cash dividends of $.04 per share were paid during the quarter ended October 1, 1999.

o During the third quarter of 1999, the Company repurchased 91,400 shares of stock under its stock repurchase program. At October 1, 1999, 2,461,500 shares had been repurchased for $23,221 which is recorded as treasury stock. Continuing authorization remains under this program for the repurchase of approximately 1.5 million additional shares.

6.       CONTINGENCIES
o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The estimated potential obligations under such agreements approximated $277,000 at October 1, 1999. The Company has an allowance for losses of $1,559 (1999) and $1,201 (1998) based on prior experience and market conditions. Management expects no material loss in excess of the allowance.*


o The Company's product liability and general liability insurance coverages are provided under incurred loss, retrospectively rated premium plans. The Company's workers' compensation coverage through February 1999 was also covered under this type of plan. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expenses are adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. At October 1, 1999, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $7,531 in the event that additional losses are reported related to prior periods.

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

o The Company and certain of its equity partners have guaranteed revolving notes for three companies, a term loan for one company and a letter of credit for one company in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $3,339. At October 1, 1999, $9,282 was outstanding under the various guarantees, of which the Company had guaranteed $2,684.

7.   SEGMENT INFORMATION
     On December 31, 1998, the Company adopted SFAS 131, Disclosure about Segments of an Enterprise and Related Information, which established standards for reporting information about segments in annual financial statements and interim financial reports issued to stockholders. Segment information relating to the thirteen and thirty-nine week periods ended October 1, 1999 and September 25, 1998 is presented below:


                                      Thirteen Weeks Ended                Thirty-nine Weeks Ended
                               -----------------------------------    ---------------------------------


                              October 1, 1999   September 25, 1998   October 1, 1999  September 25, 1998
                               --------------    -----------------    -------------    ----------------

Gross revenue:
  Home manufacturing          $      130,646     $        154,574     $    455,530     $       442,161
  Financial services                   1,470                1,121            4,951               4,562
  Retail                               6,748                2,761           15,230               4,615
  Other                               10,912               10,278           32,094              26,051
                               --------------    -----------------    -------------    ----------------


      Gross revenue           $      149,776     $        168,734     $    507,805     $       477,389
                               ==============    =================    =============    ================


Intersegment revenue:
  Home manufacturing          $        4,563     $          2,032     $     12,878     $         2,502
  Financial services                       -                    -                -                   -
  Retail                                   -                    -                -                   -
  Other                                9,378                9,204           28,317              24,197
                               --------------    -----------------    -------------    ----------------


      Intersegment revenue    $       13,941     $         11,236     $     41,195     $        26,699
                               ==============    =================    =============    ================


Revenue from external customers:
  Home manufacturing          $      126,083     $        152,542     $    442,652     $       439,659
  Financial services                   1,470                1,121            4,951               4,562
  Retail                               6,748                2,761           15,230               4,615
  Other                                1,534                1,074            3,777               1,854
                               --------------    -----------------    -------------    ----------------


      Total revenue           $      135,835     $         157,498    $    466,610     $      450,690
                               ==============    =================    =============    ================


Operating profit (loss):
  Home manufacturing           $        (986)   $           7,186     $     10,988     $        18,309
  Financial services                    (196)                 210              540               1,908
  Retail                                (621)                (235)          (1,233)               (176)
  Other                                  139                  724              881               1,900
  Elimination                           (195)                (290)          (1,175)               (929)
                               --------------    -----------------    -------------    ----------------

  Segment operating profit (loss)     (1,859)               7,595           10,001              21,012

  General corporate                     (673)                 503           (1,024)                394
                               --------------    -----------------    -------------    ----------------


      Operating profit (loss)  $      (2,532)    $          8,098     $      8,977     $        21,406
                               ==============    =================    =============    ================

* See Safe Harbor Statement on page 12.

                                      Thirteen Weeks Ended                Thirty-nine Weeks Ended
                               -----------------------------------    ---------------------------------


                              October 1, 1999   September 25, 1998   October 1, 1999  September 25, 1998
                               --------------    -----------------    -------------    ----------------

Identifiable assets:
  Home manufacturing           $     162,220     $        173,741     $    162,220     $       173,741
  Financial services                  16,951               28,325           16,951              28,325
  Retail                              13,862                6,400           13,862               6,400
  Other                               22,734               10,294           22,734              10,294
  Elimination                         (4,910)              (2,661)          (4,910)             (2,661)
                               --------------    -----------------    -------------    ----------------


  Segment assets                     210,857              216,099          210,857             216,099
  General corporate                   35,140               18,865           35,140              18,865
                               --------------    -----------------    -------------    ----------------


      Total assets              $    245,997     $        234,964     $    245,997     $       234,964
                               ==============    =================    =============    ================

PART I.  FINANCIAL INFORMATION

Item 1: Financial Statements (See pages 2 through 6)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (dollars in thousands)
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:




INCOME STATEMENT DATA                                  For the Thirteen Weeks Ended
                                      ---------------------------------------------------------------

                                           October 1, 1999    September 25, 1998        Difference
                                         ------------------  ---------------------  -----------------

Revenue:
   Home manufacturing net sales        $ 126,083           $  152,542             $ (26,459)  -17.3%
   Financial services                      1,470                1,121                  349     31.1%
   Retail                                  6,748                2,761                3,987    144.4%
   Other                                   1,534                1,074                  460     42.8%
                                         --------            ---------              -------  --------


Total revenue                          $ 135,835    100.0% $  157,498      100.0% $ (21,663)  -13.8%
                                         ========  ========  =========  ==========  =======  ========


Total revenue                          $ 135,835    100.0% $  157,498      100.0% $ (21,663)  -13.8%
Cost of sales                            111,087     81.8%    126,864       80.5%   (15,777)  -12.4%
                                         --------  --------  ---------  ----------  -------  --------


Gross profit                           $  24,748     18.2% $   30,634       19.5% $ (5,886)   -19.2%
                                         ========  ========  =========  ==========  =======  ========


Selling, general and administrative    $  25,827     19.0% $   22,536       14.3% $  3,291     14.6%
                                         ========  ========  =========  ==========  =======  ========


Special charge for asset write-down    $   1,453      1.1% $        -        0.0% $  1,453      -
                                         ========  ========  =========  ==========  =======  ========


Operating profit (loss)                $  (2,532)    -1.9% $    8,098        5.1% $ (10,630) -131.3%
                                         ========  ========  =========  ==========  =======  ========


Other income (expense), net            $    (149)    -0.1% $      652        0.4% $   (801)  -122.9%
                                         ========  ========  =========  ==========  =======  ========


Net income (loss)                      $  (1,621)    -1.2% $    5,220        3.3% $ (6,841)  -131.1%
                                         ========  ========  =========  ==========  =======  ========



                                                        For the Thirty-nine Weeks Ended
                                      ----------------------------------------------------------------

                                           October 1, 1999     September 25, 1998      Difference
                                         ------------------  ---------------------  -----------------

Revenue:
   Home manufacturing net sales        $ 442,652           $  439,659             $  2,993      0.7%
   Financial services                      4,951                4,562                  389      8.5%
   Retail                                 15,230                4,615               10,615    230.0%
   Other                                   3,777                1,854                1,923    103.7%
                                         --------            ---------              -------  --------


Total revenue                          $ 466,610    100.0% $  450,690      100.0% $ 15,920      3.5%
                                         ========  ========  =========  ==========  =======  ========


Total revenue                          $ 466,610    100.0% $  450,690      100.0% $ 15,920      3.5%
Cost of sales                            378,023     81.0%    365,772       81.2%   12,251      3.3%
                                         --------  --------  ---------  ----------  -------  --------


Gross profit                           $  88,587     19.0% $   84,918       18.8% $  3,669      4.3%
                                         ========  ========  =========  ==========  =======  ========


Selling, general and administrative    $  78,157     16.7% $   63,512       14.1% $ 14,645     23.1%
                                         ========  ========  =========  ==========  =======  ========


Special charge for asset write-down    $   1,453      0.3% $        -        0.0% $  1,453      -
                                         ========  ========  =========  ==========  =======  ========


Operating profit                       $   8,977      1.9% $   21,406        4.7% $ (12,429)  -58.1%
                                         ========  ========  =========  ==========  =======  ========


Other income (expense), net            $     444      0.1% $      982        0.2% $   (538)   -54.8%
                                         ========  ========  =========  ==========  =======  ========


Net income                             $   5,700      1.2% $   13,331        3.0% $ (7,631)   -57.2%
                                         ========  ========  =========  ==========  =======  ========


OPERATING DATA                                 For the Thirteen Weeks Ended         For the Thirty-nine Weeks Ended
                                         -----------------------------------------  ---------------------------------

                                           October 1, 1999     September 25, 1998    October 1, 1999  September 25, 1998
                                         ------------------  ---------------------  ----------------- ------------------
Manufacturing sales:
Floor shipments                            7,867                9,371               27,184            26,915
Home shipments
  Single section                           2,313     45.6%      3,199       50.9%    8,430     47.4%   9,283   51.3%
  Multi section                            2,764     54.4%      3,086       49.1%    9,340     52.6%   8,816   48.7%
                                         --------  --------  ---------  ----------  -------  -------- -------  ------


Total shipments                            5,077    100.0%      6,285      100.0%   17,770    100.0%  18,099   100.0%

Shipments to company owned stores           (169)     3.3%        (70)       1.1%     (463)     2.6%     (87)   0.5%
                                         --------  --------  ---------  ----------  -------  -------- -------  ------


Shipment to independent dealers            4,908     96.7%      6,215       98.9%   17,307     97.4%  18,012   99.5%
                                         ========  ========  =========  ==========  =======  ======== =======  ======


Retail sales:
  Single section                             125     59.2%         29       39.7%      272     57.9%      48   40.0%
  Multi section                               86     40.8%         44       60.3%      198     42.1%      72   60.0%
                                         --------  --------  ---------  ----------  -------  -------- -------  ------


Total sales                                  211    100.0%         73      100.0%      470    100.0%     120   100.0%
                                         ========  ========  =========  ==========  =======  ======== =======  ======


Cavalier produced homes sold                 163     77.3%         50       68.5%      352     74.9%      75   62.5%
                                         ========  ========  =========  ==========  =======  ======== =======  ======


Used homes sold                               36     17.1%         12       16.4%       84     17.9%      15   12.5%
                                         ========  ========  =========  ==========  =======  ======== =======  ======


Other Operating Data:
Installment loan purchases             $   6,400           $    6,475             $ 35,791          $ 13,464

Capital expenditures                   $   5,153           $    4,505             $ 20,667          $  8,925

Home manufacturing facilities                 22                   23                   22                23

Independent exclusive dealer locations       277                  215                  277               215

Company owned stores                          14                    4                   14                 4


General
The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors which affect the housing market as a whole. The manufactured housing industry has grown significantly in recent years, which the Company attributes to, among other things, a reduction in alternative housing, increased availability of retail financing, increased consumer confidence and continuing strength in the national economy. As a result, the number of retail dealerships, manufacturing capacity and wholesale shipments have expanded, which the Company believes is currently resulting in slower wholesale shipments and retail turnover, higher dealer inventories and increased price competition. In addition, financial institutions have tightened credit standards. These factors significantly impacted the Company's financial results during the third quarter of 1999. The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors will have on the Company's future sales and earnings. * The Company currently believes these conditions will continue to adversely affect the Company's financial performance at least for the next several quarters. * The Company also believes that, due to these industry conditions, the possibility exists for some retail dealer failures, which could adversely affect the Company. * Subsequent to the end of the third quarter, Cavalier idled two home manufacturing facilities, one in Addison, Alabama and one in Belmont, Mississippi, to consolidate manufacturing capacity into other plants in those locations. The Company recorded a third quarter pre-tax charge of $1,453 ($879 after tax, or $.05 per share) to write-down the value of assets of the consolidated plants. The Company expects to continue to monitor the need for further plant consolidations, idlings and/or closings and to evaluate other potential cost savings options identified through a company-wide analysis designed to mitigate the impact of current market conditions. * The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt.

Thirteen weeks ended October 1, 1999 compared to September 25, 1998
Revenue
Total revenue for the third quarter of 1999 was $135,835 compared to $157,498 for the third quarter of 1998.

Home manufacturing net sales for the third quarter of 1999 compared to the third quarter of 1998 decreased 17.3%, or $26,459, to $126,083, net of intercompany eliminations of $4,563. Home shipments decreased 19.2%, with floor shipments decreasing by 16%. The percentage of multi-section home shipments continued to increase, from 49.1% in 1998 to 54.4% in 1999. Actual shipments of homes for the third quarter were 5,077 versus 6,285 in 1998. The Company attributes the decrease in sales and shipments to the increasingly competitive conditions in the industry described above. Approximately 87% of the Company's shipments were to its core market of 11 states, where shipments for the third quarter of 1999 declined 20.3% as compared to the third quarter of 1998. Through August 1999, the Manufactured Housing Institute reported a 16.2% decline in shipments in these 11 states. Additionally, the Company's inventory on its independent exclusive dealers' lots increased from 151 days a year ago to 156 days. The Company believes its exclusive dealer program continues to gain acceptance, increasing by 72 locations since September 25, 1998, bringing the total to 291 at October 1, 1999, including 14 company-owned stores. * Sales to exclusive dealers represented 55% in the third quarter of 1999 versus 42% in the same period of 1998.

Revenue from the financial services segment increased 31.1%, or $349, from 1998. The increase in the third quarter of 1999 is due to revenues from an insurance agency acquired during 1999. During the third quarter of 1999, CAC purchased installment loan contracts of $6,400 and sold $7,096 of installment contracts. In the third quarter of 1998, CAC purchased contracts of $6,475 and sold installment contracts totaling $5,144. During 1998, the focus of CAC's business changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers, which are then resold to another financial institution. CAC does not retain the servicing function and does not earn the interest income on these resold loans.

* See Safe Harbor Statement on page 12.

Revenues from the retail segment were $6,748 for the third quarter of 1999, of which 77.3% of the units sold were Cavalier product. The third quarter of 1998 produced revenue of $2,761, of which 68.5% of the units sold were Cavalier product. During the third quarter, the Company operated 14 retail dealerships as compared to 4 in the third quarter of 1998.

Other revenue consists mainly of revenue from the Company's wholesale supply and component manufacturing businesses. Revenues from external customers increased 42.8%, or $460, for the third quarter of 1999 compared to the third quarter of 1998. This increase is due primarily to the addition of a supply company.

Gross Profit
Gross profit was $24,748, or 18.2% of total revenue, for the third quarter of 1999, versus $30,634, or 19.5%, in 1998. The Company believes the decline in gross profit is due primarily to the decline in sales and the increased competitive conditions in the industry described above. As discussed in the Company's Annual Report on Form 10-K, the Company has experienced tightened supply from its traditional vendors of certain types of raw materials, including sheetrock and insulation and, more recently, lumber, required for production of its homes. The Company has obtained these products from other vendors and has purchased substitute products, which has and may continue to result in higher than normal costs. Due to the competitive industry conditions, some of these costs have not been recoverable through price increases. The possibility exists that the Company may continue to be unable to recover some of these additional costs through price increases or that these and substitute products may become scarce or unavailable.* The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors may have on the Company's future sales and earnings. *

Selling, General and Administrative
Selling, general and administrative expenses during the third quarter of 1999 were $25,827 or 19.0% of total revenue, versus $22,536 or 14.3% in 1998, an increase of $3,291. Of this increase, $1,000 is related to expanded sales and marketing efforts, including a PowerHouse promotion, and recruiting, set-up and maintenance of the exclusive dealer network. Additionally, selling, general and administrative expenses increased $310 due to higher costs for employee benefits, primarily health insurance, $104 for increased warranty service activities and $543 for the start-up costs associated with implementing an enterprise-wide management information system. Other factors contributing to the increase in selling, general and administrative expenses are costs of $925 associated with operating new retail locations and the continued development of a retail infrastructure, the costs associated with the expansion of the supply distribution business of $462 and $451 of costs associated with repurchased inventory. These costs were partially offset by a reduction in incentive compensation of $1,724.

Special Charge for Asset Write-down
Subsequent to the end of the third quarter, as part of a cost reduction strategy, Cavalier idled two home manufacturing plants, one in Addison, Alabama and one in Belmont, Mississippi, to consolidate manufacturing into other plants in those locations. The Company recorded a third quarter pre-tax charge of $1,453 ($879 after tax, or $.05 per share) to write-down the value of assets of the consolidated plants.

Operating Profit (Loss)
The Company incurred an operating loss for the quarter of $2,532, or $.09 per share, including the special charge for asset write-down discussed above. Home manufacturing operating profit declined $8,172, before intercompany eliminations, due primarily to lower sales, increased raw material prices, increased selling, general and administrative expenses and the special charge for asset write-down. Financial services operating profit decreased $406 due principally to increased selling, general and administrative expenses, consisting primarily of prepayment and repossession costs and payroll costs due to the addition of area sales personnel. The retail segment's operating loss increased $386 due to the operation of start-up retail locations, the continued development of a retail infrastructure and the competitive conditions currently prevailing in the industry. Other operating profit declined $585, before intercompany eliminations, due mainly to the costs associated with the start-up of a new supply company.

Other Income (Expense)
Interest expense increased $430 primarily due to increased floor plan notes payable. Other, net decreased $371 due primarily to decreased earnings from a company in which Cavalier owns a minority interest.

Net Income (Loss)
The Company recorded a net loss in the third quarter of 1999 of $1,621 compared to net income of $5,220 during 1998,which the Company attributes to lower sales, increased raw materials prices and selling, general and administrative expenses, the asset write-down charge and the other industry factors discussed above. Net loss per share was $.09 for the third quarter of 1999, compared to $.26 net income per share in 1998.

Thirty-nine weeks ended October 1, 1999 compared to September 25, 1998
Revenue
Total revenue for the thirty-nine weeks ending October 1, 1999 was $466,610, up 3.5% from 1998's year-to-date revenue of $450,690.

Home manufacturing net sales for 1999 year-to-date compared to 1998 increased 0.7%, or $2,993, to $442,652 net of intercompany eliminations of $12,878. Home shipments decreased 1.8%, with floor shipments increasing by 0.1%. The percentage of multi-section home shipments continued to increase, from 48.7% in 1998 to 52.6% in 1999. Actual shipments of homes for 1999 were 17,770 versus

* See Safe Harbor Statement on page 12.

18,099 in 1998. The Company attributes the slight increase in sales to strong shipments during the beginning of the year, a special promotional program and additional production days, as well as to the success of the Company's sales and marketing efforts, including its exclusive dealer program. During the first quarter of 1999, Cavalier launched its first national advertising campaign promoting a home concept called the PowerHouse. However, during the second and third quarters, home manufacturing revenue declined due to increased competitive conditions as further discussed above. The Company believes that its exclusive dealer program continues to gain acceptance, increasing by 72 locations since September 25, 1998, bringing the total to 291, including 14 company-owned stores at October 1, 1999. * Sales to exclusive dealers represented 56% year-to-date in 1999 versus 37% in 1998. In addition, the year-to-date period ending October 1, 1999 included five additional production days compared to the year-to-date period ending September 25, 1998.

Revenue from the financial services segment in 1999 increased 8.5%, or $389, from 1998. During 1999, CAC purchased contracts of $35,791 and sold $50,853 of loans. In 1998, CAC had purchased contracts of $13,464 and sold installment contracts totaling $33,523.

Revenues from the retail segment were $15,230 for 1999, and $4,615 for 1998. The increase in sales is due to an increased number of company-owned stores, from four in 1998 to 14 at October 1, 1999. In 1999, Cavalier product constituted 74.9% of year-to-date sales, while in 1998, 62.5% of the product sold was Cavalier product.

Other revenue increased 103.7%, or $1,921, during 1999 compared to 1998, due primarily to the addition of a supply company.

Gross Profit
Gross profit was $88,587, or 19.0% of total revenue, for year-to-date 1999, versus $84,918, or 18.8%, in 1998. The Company believes the increase in gross profit is due primarily to the increase in shipments at the beginning of the year, offset by the decline in shipments and deteriorating market conditions during the second and third quarters. As discussed in the Company's Annual Report on Form 10-K, the Company has experienced tightened supply from its traditional vendors of certain types of raw materials, including sheetrock and insulation and, more recently, lumber, required for production of its homes. The Company has obtained these products from other vendors and has purchased substitute products, which has and may continue to result in higher than normal costs. During the third quarter of 1999, the Company was unable to pass through some of these costs in the form of increased sales prices to customers. The possibility exists that the Company may continue to be unable to recover some of these additional costs through price increases or that these and substitute products may become scarce or unavailable.* The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors may have on the Company's future sales and earnings. *

Selling, General and Administrative
Selling, general and administrative expenses during the thirty-nine weeks ended October 1,1999 were $78,157, or 16.7% of total revenue, versus $63,512 or 14.1% for the same period in 1998, an increase of $14,645. Of this increase, $1,988 is related to broadened sales and marketing efforts, including the PowerHouse promotions, and recruiting, set-up and maintenance of the exclusive dealer network. Additionally, selling, general and administrative expenses increased $1,245 due to higher costs for employee benefits, primarily health insurance, $828 for increased warranty service activities and $1,705 for the start-up costs associated with implementing an enterprise-wide management information system. Other factors contributing to the increase in selling, general and administrative expenses are (1) the costs of $2,499 associated with acquiring and operating new retail locations, as well as the continued development of a retail infrastructure, (2) $324 in costs of opening an additional home manufacturing facility and (3) the costs associated with the expansion of the supply distribution business of $1,017 and (4) $1,279 of costs associated with repurchased inventory. These costs were partially offset by a reduction in incentive compensation of $2,067.

Special Charge for Asset Write-down
Subsequent to the end of the third quarter, as part of a cost reduction strategy, Cavalier idled two home manufacturing plants, one in Addison, Alabama and one in Belmont, Mississippi, to consolidate manufacturing into other plants in those locations. The Company recorded a third quarter pre-tax charge of $1,453 ($879 after tax, or $.05 per share) to write-down the value of assets of the consolidated plants.

Operating Profit
Operating profit year-to-date 1999 was $8,977 or 1.9% of sales, versus $21,406 or 4.7% of sales in 1998. Home manufacturing operating profit decreased $7,321, before intercompany eliminations, due primarily to lower sales, increased raw materials prices, increased selling, general and administrative expenses and the special charge for asset write-down. Financial services operating profit decreased $1,368 due primarily to increased selling, general and administrative expenses, consisting primarily of prepayment and repossession costs and payroll costs due to the addition of area sales personnel. The retail segment's operating loss increased $1,057 due to the acquisition and operation of new retail locations, the continued development of a retail infrastructure and the competitive conditions currently prevailing in the industry. Other operating profit declined $1,019, before intercompany eliminations, due mainly to the costs associated with the start-up of a new supply company.

Other Income (Expense)
Interest expense increased $388 primarily due to increased floor plan notes payable. Other, net decreased $150 due primarily to decreased earnings from a company in which Cavalier owns a minority interest.

Net Income
Net income declined 57.2% to $5,700 in 1999 from $13,331 in 1998 due to a combination of increased industry competition and increased raw materials prices and selling, general and administrative expenses, as further discussed above. Net income per share declined 60.6% to $.26 for 1999 compared to $.66 in 1998.

* See Safe Harbor Statement on page 12.

Liquidity and Capital Resources (dollars in thousands)

BALANCE SHEET DATA                                                   Balances as of
                                                           ----------------------------------

                                                           October 1, 1999         December 31, 1998
                                                         ------------------       -------------------

Cash and cash equivalents                                  $   22,337             $ 64,243
Accounts receivable                                        $   32,267             $  7,678
Working capital                                            $   32,688             $ 41,707
Current ratio                                                1.3 to 1             1.5 to 1
Long-term debt                                             $    6,175             $  3,650
Ratio of long-term debt to equity                             1 to 22              1 to 40
                                                           $    8,296             $ 26,117



Operating activities during the first nine months of 1999 used net cash of $24,670. The increase in accounts receivable and the corresponding reduction in cash and cash equivalents from December 31, 1998 to October 1, 1999, is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables. Inventory at October 1, 1999 increased from year-end primarily due to the expansion of the retail segment from five company-owned stores at the end of 1998 to 14 at the end of the third quarter 1999.

Net cash totaling approximately $4,439 was paid during the first nine months of 1999 in connection with acquisitions of six retail dealerships, an insurance agency, a premium finance company and a supply company.

The Company's total capital expenditures were approximately $20,667 for the thirty-nine weeks ended October 1, 1999, as compared to $8,925 for the comparable period of 1998. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the continued expansion and modernization of certain of the Company's manufacturing facilities. Additionally, during 1999, the Company purchased, for a total of $3,400, two Alabama manufacturing facilities that were previously leased, and renovated a Georgia manufacturing facility at a cost of $1,693 that was placed in operation at the end of the first quarter. Approximately $2,523 of the cost of implementing a new enterprise-wide management information system has been capitalized. Due to current market conditions, construction of an additional manufacturing facility in Georgia has been temporarily halted.

In addition to the periodic resale of loans, the Company's finance subsidiary, CAC, sold approximately $16 million of its existing installment contract portfolio to another financial institution.

The increase in long-term debt of $2,847 is primarily due to the assumption of an industrial development revenue bond in the amount of $728 related to the Alabama facilities acquired and proceeds from another industrial development bond of approximately $2,500. Notes payable increased $10,225 due to the increase in retail floor plan financing as a result of the acquisition of retail locations.

The Company has purchased 1,608,900 shares of treasury stock during 1999 for $14,944.

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

The Company has implemented a program to evaluate and address the risks and problems associated with the Year 2000 issue and the results are as follows:
1) The Company has completed assessment and testing of all computer systems and microprocessors for Year 2000 compliance and has replaced or upgraded all systems that were determined to be non-compliant. As a result of this assessment, testing and replacement, which included the replacement of certain microprocessors and the implementation of new accounting software at two of the Company's subsidiaries, the Company believes that all significant systems and microprocessors are currently Year 2000 compliant. * For purposes of this discussion, "Year 2000 compliant" means that the computer hardware, software or device in question will not be subject to material disruption or interruption in operation due to the inability to process dates after December 31, 1999.
2) The process of inquiring into Year 2000 compliance by significant or critical third parties has been completed. Based on the responses it has received, the Company has not identified any such third parties which need to be replaced due to non-compliance.
3) Contingency plans have been developed and will be continually monitored during the fourth quarter of 1999. The contingency plans consist primarily of performing additional training and testing activities, scheduling the availability of key personnel in the event problems are encountered and the implementation of alternative procedures and

* See Safe Harbor Statement on page 12.

        processes for the performance of essential business functions, including the return to manual processes and spreadsheet and word processing software systems in a stand-alone personal computer environment.

The Company originally expected to incur between $800 and $1,200 as an expense, in addition to between $300 and $400 of capital expenditures, during 1999 in order to complete the assessment and implementation, and to fund such cost from operations. Based on actual expenditures through the third quarter of 1999, the Company expects the total cost of the project to remain below the original estimate. * Costs incurred to date include internal costs required to assess and test systems for compliance, costs required to replace non-compliant microprocessors, and costs to purchase and implement accounting software for two of the Company's subsidiaries. These activities are being performed in conjunction with a larger multi-year migration from the Company's current systems to an enterprise-wide management information system. This estimate assumes that third parties have correctly assessed and communicated to the Company the status of their Year 2000 compliance. * Because of this reliance and the subjective nature of the Year 2000 compliance issue, the actual costs to address and resolve any non-compliance issues may differ materially from those anticipated.

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

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $2,842 at October 1, 1999. Due to the long-term nature of the benefit liabilities that these assets fund, the Company believes its exposure to market risk is low. The Company does not believe that a decline in market value of these investments would result in a material near term funding of the trust or exposure to the benefit liabilities funded. *

The Company purchases retail installment contracts from its exclusive dealers, at fixed interest rates, in the ordinary course of business, and periodically resells certain of these loans to a financial institution under the terms of a retail finance agreement. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed rate contracts with interest rates ranging from 8.29% to 15.8% and an average original term of 260 months at October 1, 1999. The Company estimated the fair value of its installment contracts receivable, which approximated carrying value, using discounted cash flows and interest rates offered by CAC on similar contracts at October 1, 1999.

The Company has notes payable under retail floor plan agreements and an Industrial Development Revenue Bond issue that are exposed to changes in interest rates. Although these borrowings are floating rate debt, the Company believes the interest rate risk posed by these borrowings currently is low because the amount of debt has historically been small in relation to annual cash flow. * Additionally, the Company has four Industrial Development Revenue Bond issues at fixed interest rates. The estimated fair value of outstanding borrowings approximated carrying value at October 1, 1999, using rates at which the Company believes it could have obtained similar borrowings at that time. The Company also has the ability to incur debt under its credit facility which provides for interest at the bank's prime rate for the revolving and warehouse line of credit and at fixed rates for a certain period of time for the term notes.



PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 under the heading "Item 3 - Legal Proceedings." The description of legal proceedings in the Company's Form 10-K remains unchanged, except that with respect to the suit against Belmont Homes, Inc. and certain other defendants referenced therein, the Alabama Supreme Court has upheld the transfer upon motion of the defendant of the Madison County action to the Circuit Court of Franklin County, Alabama. In addition, during the second quarter of 1999, the Commonwealth of Kentucky
Pendleton Circuit Court granted the defendants' motion to dismiss the case referred to in the last paragraph of the legal proceedings section in the Company's 10-K, and the plaintiffs have appealed that decision to the Kentucky Court of Appeals.

* See Safe Harbor Statement on page 12.

Item 5:  Other Matters

The Board of Directors has declared its regular quarterly cash dividend of $.04 per share payable on November 15, 1999 to stockholders of record on October 29, 1999.

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

         (10)         Material Contracts
                 (a) Guaranty agreement between Cavalier Homes, Inc. and First Commercial Bank dated as of September 1, 1999, relating to guaranty of payments by Lamraft, L. P.
                 (b) Guaranty agreement between Cavalier Homes, Inc. and Southtrust Bank dated as of July 27, 1998, relating to guaranty of payments by Woodperfect, Ltd.

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

o        the  ability to attract  and retain    quality    independent  dealers,
         executive officers and other personnel;
o        the potential unavailability and price increases for raw materials;
o        contingent repurchase and guaranty obligations;
o        unanticipated  delays   or   difficulties in    implementing  the   new
         enterprise-wide management information system; and
o        unanticipated delays or difficulties in implementing   our   Year  2000
         plans.

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

                                          Cavalier Homes, Inc.
                                          -------------------------------------
                                          Registrant


Date: November 12, 1999                   /s/ David A. Roberson
                                          --------------------------------------
                                          David A. Roberson - President
                                          and Chief Executive Officer


Date: November 12, 1999                   /s/ Michael R. Murphy
                                          --------------------------------------
                                          Michael R. Murphy -
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)