Form 10-K
period 1999-12-31
CAVALIER HOMES INC
filed 2000-03-30
CIK 789863

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999
         OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

                          Commission file number 1-9792
                              CAVALIER HOMES, INC.
             (Exact name of Registrant as specified in Its Charter)

          Delaware                                              63-0949734
  (State or other jurisdiction of                            (I.R.S.Employer
   incorporation or organization)                         Identification Number)

  Highway 41 N. and 32 Wilson Boulevard,
       Addison, Alabama                                           35540
  (Address of principal executive offices)                       Zip Code

       Registrant's telephone number, including area code: (256) 747-9800
           Securities registered pursuant to Section 12(b) of the Act:

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of March 20, 2000, was $39,930,897.

      Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 20, 2000.
                                   17,767,528

                             Common, $0.10 par value
                       Documents Incorporated by Reference
    PartIII of this report incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held
                                  May 16, 2000.

                              CAVALIER HOMES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999

                                     PART I

ITEM 1.       BUSINESS

General
Cavalier Homes, Inc. (the "Company"), incorporated in 1984, is a Delaware corporation with its executive offices located at Highway 41 North and 32 Wilson Boulevard, Addison, Alabama 35540. Effective December 31, 1997, the Company completed a merger (the "Merger") involving Belmont Homes, Inc. ("Belmont"), pursuant to which the Company issued 7,555,121 shares of its common stock in exchange for Belmont's common stock and Belmont became a wholly owned subsidiary of the Company. The Merger was accounted for as a pooling of interests and, accordingly, the Company's 1997 consolidated financial statements have been restated to include the results of operations and cash flows of Belmont. The information herein is presented on a combined basis. Unless otherwise indicated by the context, references in this report to the "Company" or to "Cavalier" include the Company, its subsidiaries, divisions of these subsidiaries and their respective predecessors, if any.

Cavalier is engaged in the production, sale, financing and insuring of manufactured homes. The Company has chosen to build its distribution system around exclusive independent dealers, which the Company believes gives it many of the same efficiencies and market presence that captive retail centers provide to other companies. At December 31, 1999, Cavalier had a total of 290 dealer locations participating in its Exclusive Dealer Program, including sixteen Company-owned retail locations. In addition, the Company markets its homes through approximately 800 non-exclusive independent dealer locations in 28 states.

The Company designs and manufactures a wide range of homes with a focus on serving the low- to medium-priced manufactured housing market in the South Central and South Atlantic regions of the United States. The Company's homes are sold under 87 brand names, normally include appliances, may be furnished and are comprised of one or more floor sections. At December 31, 1999, the Company operated 19 home manufacturing facilities, one plant that manufactures laminated wall board, and three material and supply distribution locations. Cavalier also participates in joint ventures with other manufactured housing companies for lumber distribution and the manufacture of roof trusses and cabinet doors.

Through its financial services segment, the Company purchases qualifying retail installment sales contracts for manufactured homes sold through its exclusive dealer network and sells various commissioned insurance products to exclusive dealers and their retail customers. During 1998, the business focus of Cavalier Acceptance Corporation ("CAC"), the Company's finance subsidiary, changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers that are subsequently resold to another financial institution, without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CAC. CAC does not retain the servicing function and does not earn interest income on those resold loans.

Revenue, operating profit, identifiable assets and other financial data of the Company's industry segments for the three years ended December 31, 1999 are contained in Note 12 of Notes to Consolidated Financial Statements in Part II.

Home Manufacturing Operations
At December 31, 1999, the Company, through six wholly owned subsidiaries, owned or leased nineteen manufacturing facilities (excluding idled facilities) engaged in the production of manufactured homes. Because of deteriorating market conditions, Cavalier idled a total of five home manufacturing facilities, including three subsequent to the end of 1999, that built primarily single section homes to consolidate production into other plants. See "Item 2. Properties". Immediately following the end of 1999, the Company reorganized certain of its operating subsidiaries, and merged them into and combined them with a new operating subsidiary, Cavalier Enterprises, Inc. ("CEI"), a Delaware corporation, (formerly Belmont Homes, Inc. ("Belmont"), Spirit Homes, Inc. and Delta Homes, Inc., both subsidiaries of Belmont). Cavalier Industries, Inc. ("CII"), a Delaware corporation, was reorganized to include the former Bellcrest Homes, Inc. and Adrian Homes, a division of Bellcrest Homes, Inc. The former operating subsidiaries will continue their operations as divisions or subsidiaries of CEI and CII, and are known as Belmont Homes, a division of Cavalier Enterprises, Inc., Delta Homes, Inc., a subsidiary of Cavalier Enterprises, Inc., Spirit Homes, a division of Cavalier Enterprises, Inc., Bellcrest Homes, a division of Cavalier Industries, Inc., and Adrian Homes, a division of Cavalier Industries, Inc. The management of each of the Company's home manufacturing units typically consists of a president or general manager, a production manager, a general sales manager, a controller, a service manager, a purchasing manager and a quality control manager. These mid-level management personnel manage the Company's home manufacturing operations, and typically participate in an incentive compensation system based upon their respective operation's profitability.

The Company has experienced significant growth in manufacturing capacity during the past seven years, expanding from four manufactured housing production facilities in 1992 to nineteen facilities (excluding idled facilities) at the end of 1999. Because of deteriorating market conditions, Cavalier has idled a total of five home manufacturing facilities, including three subsequent to the end of 1999, that built primarily single section homes to consolidate production into other plants. The Company's operating facilities normally function on a single-shift, five-day week basis with the approximate annual capacity to produce 40,000 floors.

The following table sets forth certain sales information for 1999, 1998, and 1997:

                                         For the Year Ended December 31,
                           -------------------------------------------------------------
                                  1999                 1998                 1997
                           -------------------  -------------------  -------------------
Number of homes sold:

   Single-section homes      10,546       47%      12,430      51%      13,576      58%
   Multi-section homes       11,831       53%      11,957      49%      10,026      42%
                           ---------   -------  ----------  -------  ----------  -------

      Total homes            22,377      100%      24,387     100%      23,602     100%
                           =========   =======  ==========  =======  ==========  =======

Number of floors sold        34,294                36,517               33,646
                           =========            ==========           ==========


Construction of a home begins by welding steel frame members together. The frame is then moved through the plant, stopping at a number of workstations where various components and sub-assemblies are attached. Certain sub-assemblies, such as plumbing, cabinets, ceilings and wall systems, are assembled at off-line workstations. The completed home is usually sold furnished and is ready for connection to customer-supplied utilities.

The principal raw materials purchased by the Company are steel, lumber, plywood, sheetrock, aluminum siding, galvanized roofing materials, insulating materials, electrical supplies and plastics. The Company purchases axles, wheels, tires, kitchen appliances, laminated wallboard, roof trusses, plumbing fixtures, furniture, carpet, vinyl floor covering, windows and decorator accessories. Currently, the Company maintains approximately two to three weeks' inventory of raw materials. The Company is not dependent on any single source of supply and believes that the materials and parts necessary for the construction and assembly of its homes are generally available from other sources. However, during 1999, the Company experienced tightened supply from its traditional vendors of certain types of raw materials, including sheetrock, lumber and insulation, required for the production of its manufactured homes. The Company obtained these and similar products from other vendors, which resulted in higher than normal costs, some of which the Company was unable to recover through price increases.

The Company's component manufacturing and distribution subsidiaries provide laminated wallboards, cabinet doors and certain other supply products for some of its home manufacturing facilities and other manufacturers. Additionally, certain of the Company's home manufacturing facilities currently purchase roof trusses and laminated wallboards from joint ventures in which the Company owns an interest. The Company believes prices obtained by the Company for these products from these joint ventures are competitive with the Company's other sources of supply.

Because the cost of transporting a manufactured home is significant, there is a limit to the distance between a manufacturing facility and the dealers it can service. The Company believes that the location of its manufacturing facilities in multiple states allows it to serve more dealers in more markets. The Company generally arranges, at the dealer's expense, for the transportation of finished homes to dealers using independent trucking companies. Dealers or other independent installers are responsible for placing the home on site, combining of multi-section homes, making utility connections and providing and installing certain accessory items and appurtenances, such as decks, carports and foundations.

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

The Company currently produces over 800 different models of manufactured homes with a variety of decors that are marketed under 87 brand names. The homes typically include a living room, dining area, kitchen, one to four bedrooms and one or more bathrooms. Each home contains a cooking range and oven, refrigerator, water heater and central heating. Depending on the customer's preferences, most homes are sold fully furnished. Customers may also choose many available options including fireplaces, ceiling fans, dishwashers, garbage disposals, microwave ovens, stereos, bay windows, composition shingle roofs, vinyl siding and sliding glass patio doors.

Modular homes are homes designed to meet building codes administered by states and local authorities, as opposed to the national HUD guidelines. Five of the Company's manufacturing facilities currently manufactures a limited number of modular homes meeting applicable regulatory standards.

The Company's product development and engineering personnel design homes in consultation with operating management, sales representatives and dealers. They also evaluate new materials and construction techniques and use computer-aided and other design methods in a continuous program of product development, design and enhancement. The Company's product development activities do not require significant capital investments.

Independent Dealer Network, Sales and Marketing
As of December 31, 1999, the Company had, under its Exclusive Dealer Program, 290 participating dealer locations selling only the Company's homes, which included sixteen Company-owned retail locations. In addition, the Company markets its homes through approximately 800 independent non-exclusive dealer locations in 28 states.

Since 1991, the Company has been developing its independent exclusive dealer network. The Company's independent exclusive dealers market and sell only homes manufactured by the Company, while the Company's independent non-exclusive dealers typically will choose to offer the products of other manufacturers in addition to those of the Company. The growth in the Company's number of independent exclusive dealers and percentage of total Company sales represented by them is summarized in the following table:


For the Year Ended December 31,                           1999    1998   1997
-------------------------------                          ------- ------- ------

Number of independent exclusive dealer locations           274     232    132

Percentage of manufactured home sales                       55%     40%    30%


Through its finance subsidiary, CAC, the Company purchases qualifying retail installment sales contracts for manufactured homes sold through the Company's exclusive dealer network and provides its exclusive dealers with other services and support.

Approximately 88% of the Company's sales in 1999 were to dealers operating sales centers in the Company's core states as follows: Texas - 17%, Alabama - 12%, Georgia - 9%, North Carolina - 9%, South Carolina - 8%, Arkansas - 8%, Louisiana
- 7%, Mississippi - 7%, Tennessee - 4%, Oklahoma - 4% and Missouri - 3%.

The Company has written agreements with most of its independent dealers. These agreements generally may be terminated at any time by either party, with or without cause, after a short notice period. The Company does not have any control over the operations of, or financial interests in, any of its independent dealers, including any of its independent exclusive dealers. The Company is not dependent on any single dealer, and in 1999, the Company's largest dealer accounted for approximately 1.9% of sales.

The Company believes that its independent dealer network enables the Company to avoid the substantial investment in management, capital and overhead associated with company owned sales centers. To enable dealers to maximize retail market penetration and enhance customer service, typically only one dealer within a given market area distributes a particular product line of the Company. The Company believes its strategy of selling its homes through independent dealers helps to ensure that the Company's homes are competitive with those of other manufacturers in terms of consumer acceptability, product design, quality and price. Accordingly, a component of the Company's business strategy is to continually strengthen its dealer relations. The Company believes its relations with its independent dealers, including its independent exclusive dealers, are good. *

The industry has recently been experiencing a trend of increasing competition for independent dealers, and many manufacturers, which had previously not owned their own retail sales centers, have begun purchasing independent dealers and/or establishing their own retail outlets. While the Company will continue to focus on exclusive independent dealers, the Company has diversified its channels of distribution with a few Company-owned retail locations. Cavalier purchased seven retail locations in 1999, and opened four other sites during the year, ending the year with a total of sixteen Company-owned stores. The Company may open or acquire other locations in the future at a conservative pace and may close some of its existing locations. *

Each of the Company's manufacturing units typically employs a general sales manager and its own respective sales representatives who are compensated on a commission basis. The plant-level sales representatives are charged with the

--------
* See Safe Harbor Statement on page 31.

day-to-day servicing of the needs of the Company's independent dealers, including its exclusive dealers. The Company markets its homes through product promotions, participation in regional manufactured housing shows, advertisements in local media and trade publications. As of December 31, 1999, the Company maintained a sales force of 111 full-time salesmen and 11 full-time general sales managers.

Retail Financing Activities
A significant factor affecting sales of manufactured homes is the availability and terms of financing. CAC purchases qualifying retail installment sales contracts for manufactured homes sold through the Company's exclusive dealer network.

CAC seeks to provide competitive financing terms to customers of the Company's exclusive dealers. CAC currently offers various conventional loan programs which require a down-payment ranging from 0% to 20% of the purchase price, in cash, trade-in value of a previously-owned manufactured home and/or appraised value of equity in any real property pledged as collateral. Repayment terms generally range from 84 to 360 months, depending upon the type of home and amount financed, the amount of the down payment and the customer's creditworthiness. CAC's loans are secured by a purchase money security interest in the manufactured home and, in certain instances, a mortgage on real property pledged as additional collateral. As of December 31, 1999, all of CAC's outstanding loans were secured. Loans purchased by CAC normally provide a fixed rate of interest with equal monthly payments and are non-recourse to the dealer. The interest rates applicable to CAC's loan portfolio as of such date generally ranged from 9% to 14%, and the approximate weighted average annual percentage interest rate was 11.16%. Currently, CAC operates in most of the states in which the Company has independent exclusive dealers.

For those retail customers who meet CAC's lending standards, CAC strives to provide prompt credit approvals and funding of loans. CAC has established a standardized credit scoring system to facilitate prompt decision-making on loan applications. The most important criteria in the scoring system are the income, employment stability and creditworthiness of the borrower. The system requires a minimum score before CAC will consider funding the installment sale contract.

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

The Company maintains a reserve for estimated credit losses on installment sale contracts owned by CAC to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance. Amounts credited to the reserve were $2.2, $1.0 and $1.3 million in 1999, 1998, and 1997, respectively. Additionally, as a result of defaults, early payoffs and repossessions the reserve was charged $1.3, $1.6 and $1.0 million in 1999, 1998, and1997, respectively. The reserve for credit losses at December 31, 1999 was $1.7 million as compared to $0.8 million at December 31, 1998, and $1.3 million at December 31, 1997.

In 1999, 1998 and 1997, CAC repossessed 62, 77 and 92 homes, respectively. The Company's inventory of repossessed homes was 28 homes at December 31, 1999, as compared to 30 homes at December 31, 1998, and 50 homes at December 31, 1997. The Company's net losses resulting from repossessions on CAC purchased loans as a percentage of the average principal amount of such loans outstanding for fiscal 1999, 1998 and 1997 was 7.83%, 5.01% and 2.27%, respectively.

At December 31, 1999 and December 31, 1998, delinquencies expressed as a percentage of the total number of installment sale contracts which CAC owned were as follows:



                                                        Delinquency Percentage
                                     ----------------------------------------------------------

                      Total Number
December 31,          of Contracts       30 Days          60 Days          90 Days       Total
                    ---------------  --------------   ---------------   -------------- --------


       1999                290              1.03%           0.00%           0.00%        1.03%

       1998                986              1.62%           0.41%           0.10%        2.13%



At December 31, 1999 and December 31, 1998, delinquencies expressed as a percentage of the total outstanding principal balance of installment sale contracts which CAC owned were as follows:

                                                        Delinquency Percentage
                                      ----------------------------------------------------------

                      Total Value
December 31,          of Contracts       30 Days          60 Days          90 Days       Total
                    ----------------  -------------   ---------------  --------------  --------

       1999            $9,450,000           0.90%           0.00%           0.00%        0.90%

       1998           $26,117,000           1.89%           0.58%           0.19%        2.66%

There can be no assurance that the Company's future results with respect to delinquencies and repossessions will be consistent with its past experience as reflected above.

Certain operating data relating to CAC are set forth in the following table:

                                                        December 31,
                                      -------------------------------------------------
                                           1999            1998              1997
                                      --------------- ----------------  ---------------
Total loans receivable                $    9,450,000 $     26,117,000 $     49,146,000
Allowance for credit losses           $    1,656,000 $        760,000 $      1,272,000
Number of loans outstanding                      290              986            1,712
Number of delinquencies                            3               21               43
Net loss ratio on average
   outstanding principal balance               7.83%            5.01%            2.27%
Weighted average annual
   percentage rate                             11.2%            10.9%            10.9%


During 1998, the business focus of CAC changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers that are subsequently resold to another financial institution without CAC retaining the servicing function. Although the level of CAC's future activities cannot presently be determined, the Company expects to utilize internally generated working capital and amounts generated from sales of loans under the retail finance agreement discussed in the following paragraph to fund the purchase of retail installment sale contracts on homes sold by the Company's exclusive dealers and may use borrowings under the Company's loan agreement with its primary lender (described below under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources") to develop a portfolio of such installment sale contracts. * The Company believes that its relationships with its exclusive dealers will assist the development of this business strategy. *

Since its inception, CAC has been restricted in the amounts of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. In February 1998, CAC entered into an agreement with another lender providing for the periodic resale of a portion of CAC's loans that meet established criteria and without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CAC). In March 1998 and in June 1999, CAC sold, under the retail finance agreement, a substantial portion of its existing portfolio of loans on those dates. The effect of these transactions on net income was to reduce the amount of financial services revenue from interest income on these portions of the portfolio, offset by reduced interest expense on debt retired in March 1998 and earnings on the remaining proceeds. The Company may sell a substantial portion of its remaining installment loan portfolio in fiscal year 2000, in addition to the periodic sale of installment contracts

--------
 * See Safe Harbor Statement on page 31. *
purchased by CAC in the future. * The Company believes the periodic sale of installment contracts under the retail finance agreement will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CAC to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under this agreement, or that CAC and the Company will be able to realize the expected benefits from such agreement. *

Retail Insurance Activities
Through its wholly owned insurance agencies, the Company sells commissioned insurance products to retail purchasers of the Company's homes, including physical damage and extended home warranties. The Company also sells commercial lines of insurance products, including general liability and property insurance, to the Company's exclusive dealers and others. Additionally, personal line products are sold to others.

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

The risk of loss under such repurchase  agreements is mitigated by the fact that
(i) sales of the Company's manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 1.9% of sales in 1999, (ii) the repurchase obligation expires on individual homes after a reasonable period of time (generally 12 to 18 months from invoice date) and also declines during such period based on predetermined amounts and
(iii) the Company is in many cases able to sell homes repurchased from credit sources in the ordinary course of business without incurring significant losses. As of December 31, 1999, the Company's contingent liability under these repurchase and other similar recourse agreements was an amount estimated to be approximately $273 million. The Company has provided an allowance for possible repurchase losses of $3.5 million as of December 3l, 1999, based on prior experience and current market conditions.

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

The Company provides the initial retail home buyer with a one-year limited warranty against manufacturing defects in the home's construction. Warranty services after sale are performed, at the expense of the Company, by plant personnel, dealers or local independent contractors. Additionally, direct warranties often are provided by the manufacturers of specific components and appliances.

--------
See Safe Harbor  Statement on page 31.

The Company employs a full-time service manager at each of its home manufacturing units and 197 full-time service personnel to provide administrative and on-site service and to correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to the Company, and management of the Company has placed emphasis on diagnosing potential problem areas to help minimize costly field repairs. The Company also has focused on reducing response time to customer service requests. At December 31, 1999, the Company had established a reserve for future warranty claims of $13 million relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

Competition
The manufactured housing industry is highly competitive, characterized by low barriers to entry and severe price competition. Competition is based on price, repair service, product features and quality, reputation for service quality, depth of field inventory, delivery capabilities, warranty repair service, dealer promotions, merchandising and terms of dealer and retail consumer financing. The Company also competes with other manufacturers, some of which maintain their own retail sales centers, for quality independent dealers. In addition, the
Company's manufactured homes compete with other forms of low-cost housing, including site-built, prefabricated, modular homes, apartments, townhouses and condominiums. The selection by retail buyers of a manufactured home rather than an apartment or other alternative forms of housing is significantly affected by their ability to obtain satisfactory financing. The Company faces direct competition from numerous manufacturers, many of which possess greater financial, manufacturing, distribution and marketing resources.

The Company's business strategy currently includes the continued operation of financial services provided through CAC. The Company believes that operations of CAC will have a positive impact on the Company's efforts to sell its products and enhance its competitive ability within the industry. *However, due to strong competition in the retail finance segment of the industry from companies much larger than CAC, there can be no assurance that CAC will be able to expand its operations or that it will have a positive impact on the Company's ability to compete.

Regulation
The Company's businesses are subject to a number of federal, state and local laws, regulations and codes. Construction of manufactured housing is governed by the National Manufactured Home Construction and Safety Standards Act of 1974, as amended, and regulations issued thereunder by HUD, which have established comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt state and local regulations on such matters. The Company cannot presently determine what, if any, legislation may be adopted by Congress or state or local governing bodies, or the effect any such legislation may have on the Company or the manufactured housing industry as a whole.

The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. Furthermore, an independent, HUD-approved third-party inspector regularly checks the Company's manufactured homes for compliance during construction. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's manufacturing facilities. The Company believes its manufactured homes meet or surpass all present HUD requirements. *

HUD has promulgated regulations with respect to structural design, wind loads and energy conservation. The Company's operations were not materially affected by the regulations; however, HUD and other state and local governing bodies have these and other regulatory matters under continuous review, and the Company cannot predict what effect (if any) additional regulations promulgated by HUD or other state or local regulatory bodies would have on the Company or the manufactured industry as a whole.

--------
* See Safe Harbor Statement on page 31. *

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

The Company's operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. The Company currently does not believe it will be required under existing environmental laws and enforcement policies to expend amounts which will have a material adverse effect on its results of operations or financial condition. * However, the requirements of such laws and enforcement policies have generally become stricter in recent years. Accordingly, the Company is unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

A variety of federal laws affect the financing of manufactured homes, including the financing activities conducted by CAC. The Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require substantial disclosures to be made in writing to a consumer with regard to various aspects of the particular transaction, including the amount financed, the annual percentage rate, the total finance charge, itemization of the amount financed and other matters. The Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain prohibited bases, and also require that certain specified notices be sent to credit applicants whose applications are denied. The Federal Trade Commission has adopted or proposed various trade regulation rules to specify and prohibit certain unfair credit and collection practices and also to preserve consumers' claims and defenses. The Government National Mortgage Association ("GNMA") specifies certain credit underwriting requirements in order for installment manufactured home sale contracts to be eligible for inclusion in a GNMA program. HUD also has promulgated substantial disclosure and substantive regulations and requirements in order for a manufactured home installment sale contract to qualify for insurance under the Federal Housing Authority ("FHA") program, and the failure to comply with such requirements and procedures can result in loss of the FHA guaranty protection. In addition, the financing activities of CAC may

---------
See Safe Harbor  Statement on page 31. *
also become subject to the reporting and disclosure requirements of the Home Mortgage Disclosure Act. In addition to the extensive federal regulation of consumer credit matters, many states have also adopted consumer credit protection requirements that may impose significant requirements for consumer credit lenders. For example, many states require that a consumer credit finance company such as CAC obtain certain regulatory licenses or permits in order to engage in such business in that state, and many states also set forth a number of substantive contractual limitations regarding provisions that permissibly may be included in a consumer contract, as well as limitations upon the permissible interest rates, fees and other charges that may be imposed upon a consumer. Failure by the Company or CAC to comply with the requirements of federal or state law pertaining to consumer credit could result in the invalidity of the particular contract for the affected consumer, civil liability to the affected customers, criminal liability and other adverse results. The sale of insurance products by the Company is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices.

Employees
As of December 31, 1999, the Company had 4,890 employees, of whom 4,029 were engaged in home manufacturing and supply distribution, 122 in sales, 228 in warranty and service, 373 in general administration, 4 in delivery, 48 in retail finance and insurance services and 86 in retail locations. At year-end, only one home manufacturing operation's employees (106 employees) were covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

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

Cyclical and Seasonal Nature of the Manufactured Housing Industry
The manufactured housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past, resulting in the failure of many manufacturing concerns. Many of the same national and regional economic and demographic factors that affect the broader housing industry also affect the market for manufactured homes. Historically, most sectors of the home building industry, including the manufactured housing industry, have been affected by the following, among other things:

o        changes in general economic conditions;
o        inflation;
o        levels of consumer confidence;
o        employment and income levels;
o        housing supply and demand;
o        availability of alternative forms of housing;
o        availability of financing; and
o        the level and stability of interest rates.

The Manufactured Housing Institute ("MHI") reported that from 1983 to 1991, aggregate domestic shipments of manufactured homes declined 42%. According to industry statistics, after a ten-year low in floor shipments in 1991, the industry recovered significantly. Between 1992 and 1998, floor shipments increased each year, as set forth in the table below, although the growth rate gradually slowed.

   Percentage Increase in Floor Shipments Through 1998
o        1992............................21%
o        1993............................22%
o        1994............................23%
o        1995............................12%
o        1996............................10%
o        1997.............................1%
o        1998.............................8%

Over the past several years, the manufactured housing industry has also experienced increases in both the number of retail dealers and manufacturing capacity, which we believe is currently resulting in slower retail turnover, higher dealer inventories and increased price competition. * These conditions significantly affected the industry in 1999. According to MHI, floor shipments declined 4.3% in 1999 from 1998, and the decline accelerated in the second half of the year and has continued through January 2000 (the latest information available). In addition, a number of retail dealers have failed and repossessions of manufactured homes have increased. Some manufactured housing wholesale and retail lenders have also stopped doing business in the industry, and some of the remaining lenders have raised their interest rates and tightened their credit standards. We think more dealers may fail, repossessions may continue to increase and more lenders may exit the market in the future. *

Sales in the manufactured housing industry are also seasonal in nature, with sales of homes traditionally being stronger in April through October and weaker during the first and last part of the calendar year. While seasonality did not significantly impact Cavalier's business from 1992 through 1996, when industry shipments were steadily increasing, the recent tightening of competitive conditions seems to signal a return to the industry's traditional seasonal patterns.

We cannot predict how long the tightening of competitive and industry conditions will last, or what the extent of their impact will be on the future results of operations and financial condition of Cavalier. Furthermore, because of the cyclical and seasonal nature of the manufactured housing industry and the recent increase in competitive conditions, Cavalier cannot assure its investors that the manufactured housing industry is not in a down cycle, which could have a material adverse effect on Cavalier's results of operations or financial condition.

Limitations on Ability to Pursue Business Strategy Cavalier's current business strategies are to:

o        develop our exclusive and independent dealer network;
o        develop  the  production  and  distribution  of  component   parts  for
         manufactured housing;
o        pursue  implementation of an enterprise-wide  management    information
         system;
o        pursue the financing,  insurance and other  activities of CAC and   the
         financial  services  segment;  and
o        operate a limited number of  Cavalier-owned retail locations.

Downturns in shipments in the manufactured housing industry and a decline in the demand for Cavalier's homes could have a material adverse effect on us. Our ability to execute our business strategy depends on a number of factors, including the following:

o        general economic and industry conditions;
o        competition from other companies in the same business as us;
o        our  ability to attract,  retain or   sell  to  additional  independent
         dealers, especially, exclusive dealers;
o        the availability of semi-skilled workers in the
         areas in which our  manufacturing  facilities are located;
o        the ability of CAC  and   the   Company's insurance and component parts
         operations to be competitive;
o        the  availability  of capital and  financing;
o the ability of our independent dealers and retail locations to compete under current industry conditions; and
o        the availability and terms  of wholesale   and  retail financing   from
         lenders in the manufactured housing industry.

--------
 See Safe Harbor Statement on page 31. *

There are other factors in addition to those listed above, many of which are beyond our control. Cavalier cannot assure investors that our business strategy will be successful. If our strategy is unsuccessful, this may have a material adverse effect upon Cavalier's results of operations or financial condition. *

Limitations on Availability of Consumer and Dealer Financing
Third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. In addition, most states classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.

Dependence on Independent Dealers
Cavalier depends on independent dealers for substantially all retail sales of our manufactured homes. Typically only one dealer within a given market area distributes a particular product line of ours. Our relationships with our dealers are cancelable on short notice by either party. The manufactured housing industry has recently experienced a trend of increasing competition for quality independent dealers. In addition, a number of dealers in the industry are experiencing difficulty in the current market conditions. While we believe that our relations with our independent dealers are generally good, we cannot assure our investors that we will be able to maintain these relations, that these dealers will continue to sell our homes, that these dealers will be successful, or that we will be able to attract and retain quality independent dealers. *

Intense Competition
The production and sale of manufactured homes is a highly competitive industry, characterized by low barriers to entry and severe price competition. Competition is based primarily on the following factors:

o        price;
o        repair service;
o        product features and quality;
o        reputation for service and quality;
o        depth of field inventory;
o        delivery capabilities;
o        warranty repair service;
o        dealer promotions;
o        merchandising; and
o        terms of dealer and retail consumer financing.

In addition, Cavalier competes with other manufacturers, some of which maintain their own retail sales centers, for independent dealers. Manufactured homes also compete with other forms of low-cost housing, including site-built, prefabricated and modular homes, apartments, townhouses and condominiums. We face direct competition from numerous manufacturers, many of which possess greater financial, manufacturing, distribution and marketing resources. As a result of these competitive conditions, Cavalier may not be able to sustain past levels of sales or profitability.

--------
See Safe Harbor  Statement on page 31. *

Contingent Repurchase and Guaranty Obligations
Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of Cavalier's sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that Cavalier will repurchase our products from the lending institutions for the balance due them in the event such product is repossessed upon a dealer's default. The risk of loss under repurchase agreements is lessened by the fact that (1) sales of our manufactured homes are spread over a relatively large number of independent dealers; (2) the price that Cavalier is obligated to pay under such repurchase agreements generally declines over the period of the agreement and also declines during such period based on predetermined amounts; and (3) in many cases, Cavalier has been able to resell homes repurchased from lenders in the ordinary course of business without incurring significant losses. While we have established a reserve for possible repurchase losses, we cannot assure investors that we will not incur material losses in excess of these reserves in the future. *

Uncertainties Regarding Retail Financing Activities
Cavalier purchases retail installment finance loans that have been originated by our independent exclusive dealers. We maintain a reserve for estimated credit losses on installment sale contracts owned by CAC to provide for future losses based on our historical loss experience, current economic conditions and portfolio performance. It is difficult to predict with any certainty the appropriate reserves to establish, and we cannot assure investors that CAC will not experience losses that exceed Cavalier's loss reserves and have a material adverse effect on Cavalier's results of operations and financial condition. * Volatility or a significant change in interest rates might also materially affect CAC's and Cavalier's business, results of operations or financial condition.

Our strategy currently includes the continued operation of the financial services segment of our business. Accordingly, we may incur additional debt, or other forms of financing, in order to continue to fund such growth. We may also engage in other transactions, such as selling or securitizing portions of our installment loan portfolio, that are designed to facilitate the ability of CAC to purchase and/or originate an increased volume of loans and to reduce our exposure to interest rate fluctuations and installment loan losses. * Cavalier has entered into such a transaction pursuant to the Retail Finance Agreement discussed above under "Retail Finance Activities". Additionally, CAC has periodically sold installment loan contracts throughout 1999 to another financial institution under this agreement. The Company may sell a substantial portion of its existing loan portfolio in 2000, in addition to the periodic sale of loans purchased by CAC in the future, under the Retail Finance Agreement. Cavalier believes the periodic sale of installment contracts under the Retail Finance Agreement will reduce requirements for both working capital and borrowings, increase Cavalier's liquidity, reduce Cavalier's exposure to interest rate fluctuations and enhance the ability of CAC to increase its volume of loan purchases. * However, we cannot assure investors that this agreement will remain in effect, that additional sales will be made under this agreement or that CAC or Cavalier will be able to realize the expected benefits from such agreement. We also cannot offer any assurance that possible additional financing, or the aforementioned transactions involving our installment loan portfolio, will be available on terms acceptable to Cavalier. If not, we may be forced to curtail our financial services business and to alter our other strategies.

Uncertainties in Integrating Business Operations and Achieving Benefits of   the
Belmont  Merger

--------
See Safe Harbor Statement on page 31. *
See Safe Harbor  Statement on page 31. *

On December  31, 1997,  a wholly  owned  subsidiary  of Cavalier merged with and into Belmont, which is also a producer of manufactured housing. For a more detailed description of Belmont and this transaction, you should review Cavalier's Current Reports on Form 8-K dated August 20, 1997, December 11, 1997 and January 15, 1998 (as amended by Form 8-K/A dated March 16, 1998 and Form 8-K/A dated March 17, 1998), and Cavalier's Registration Statement on Form S-4 filed with the Commission on December 2, 1997 (Reg. No. 333-41319). The acquisition of Belmont required the consolidation of functions and the integration of departments, systems and procedures, which present significant management challenges and are to some degree still ongoing. Although our primary purpose in taking such actions was to realize direct cost savings and other operating efficiencies, synergies and benefits, Cavalier cannot assure stockholders of the extent to which or whether such cost savings, efficiencies, synergies or benefits will be achieved.

Potential Unavailability and Increases in Prices of Raw Materials
The availability and pricing of certain raw materials, particularly lumber, sheetrock, particle board and insulation may significantly affect Cavalier's operating costs. Sudden increases in demand for these construction materials caused by natural disasters or other market forces can greatly increase the costs of materials or limit the availability of such materials. Increases in costs cannot always be reflected immediately in prices, especially in competitive times, and, consequently, may adversely impact Cavalier's profitability. Further, a reduction in the availability of raw materials also may affect our ability to meet or maintain production requirements.

Operations May Be Limited by the Availability of Manufactured Housing Sites Any limitation on the growth of the number of sites for placement of manufactured homes or on the operation of manufactured housing communities could adversely affect the manufactured housing business. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which Cavalier believes has adversely affected the growth of the industry. We cannot insure investors that manufactured homes will receive widespread acceptance or that localities will adopt zoning ordinances permitting the location of manufactured home areas. The inability of the manufactured home industry to gain such acceptance and zoning ordinances could have a material adverse effect on our financial condition or results of operations.

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

Potential Adverse Effects of Regulation
Cavalier  is  subject  to a  variety  of  federal,  state  and  local  laws  and regulations affecting the production, sale, financing and insuring of manufactured housing. We suggest you read the section above under the heading "Regulation" for a description of many of these laws and regulations. Cavalier's failure to comply with such laws and regulations could expose us to a wide variety of sanctions, including closing one or more manufacturing facilities. Governmental bodies have regulatory matters affecting our operations under continuous review and we cannot predict what effect (if any) additional laws and regulations promulgated by HUD would have on us or the manufactured housing industry as a whole. Failure to comply with laws or regulations applicable to or affecting Cavalier, or the passage in the future of new and more stringent laws affecting Cavalier, may adversely affect us.

Compliance with Environmental Laws
Federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment govern Cavalier's operations. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies and entities, to impose fines and penalties. The requirements of such laws and enforcement policies have generally become stricter in recent years. Accordingly, we cannot assure investors that we will not be required to incur response costs, remediation expenses, fines, penalties or other similar damages, expenses or liabilities, or to incur operational shut-downs, business interruptions or similar losses, associated with compliance with environmental laws and enforcement policies that either individually or in the aggregate would have a material adverse effect on our results of operations or financial condition.

Warranty Claims
Cavalier is subject to warranty claims in the ordinary course of its business. Although we maintain reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on Cavalier's results of operations.

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

ITEM 2.           PROPERTIES

The following table sets forth the location and approximate square footage for each principal facility of the Company, separated by segment, as of December 31, 1999:

        Location                             Use (Number of Facilities)       Approximate          Owned/
Manufacturing & Distribution                                                 Square Footage        Leased   (a)
     Adrian Homes
           Adrian, Georgia                   Manufacturing facility (1)          90,000             Owned
     Astro Homes
           Shippenville, Pennsylvania        Manufacturing facility (1)         120,000             Owned
     Bellcrest Homes, Inc.
          Millen, Georgia                    Manufacturing facilities (2)       164,000             Owned
     Belmont Homes, Inc.
          Belmont Mississippi                Manufacturing facilities (3)       498,000             Owned
          Clarksdale, Mississippi            Manufacturing facility (1)          91,000             Owned
     BRC Components, Inc.
          Phil Campbell, Alabama             Distribution facility (1)           50,000             Leased
          Salisbury, North Carolina          Distribution facility (1)           60,000             Leased
          Hillsboro, Texas                   Distribution facility (1)           42,500             Owned
     Brigadier Homes of North Carolina
          Nashville, North Carolina          Manufacturing facility (1)         170,000             Owned
     Buccaneer Homes
          Hamiliton, Alabama                 Manufacturing facility (1)         195,000             Owned
          Winfield, Alabama                  Manufacturing facilities (2)       205,000             Leased
     Cavalier Homes of Alabama
          Addison, Alabama                   Manufacturing facilities (4)       545,000             Owned   (b)
     Homestead Homes
          Cordele, Georgia                   Manufacturing facility (1)         110,000             Owned
     Mansion Homes
          Robbins, North Carolina            Manufacturing facility (1)          99,000             Leased
     Quality Housing Supply, LLC
          Hamiliton, Alabama                 Manufacturing facility (1)          50,000             Leased
          Winfield, Alabama                  Distribution facility (1)           48,000             Leased
     Riverchase Homes
          Haleyville, Alabama                Manufacturing facility (1)          78,000             Owned
     Spirit Homes, Inc.
          Conway, Arkansas                   Manufacturing facilities (2)       220,000             Owned
          Bigelow, Arkansas                  Manufacturing facility (1)          80,000             Owned
     Town & Country Homes
          Fort Worth, Texas                  Manufacturing facility (1)         101,000             Owned
          Mineral Wells, Texas               Manufacturing facility (1)          81,000             Leased
          Graham, Texas                      Manufacturing facility (1)         103,000             Leased

Financial Services
          Hamilton, Alabama                  Administrative Office                7,000             Owned
          Haleyville, Alabama                Administrative Office                1,000             Leased
          Greensboro, North Carolina         Administrative Office                2,000             Leased

General Corporate & Other
          Addison, Alabama                   Administrative Office                8,000             Owned
          Wichita Falls, Texas               Administrative Office                1,000             Leased
          Decatur, Alabama                   Administrative Office                5,000             Leased
          Haleyville, Alabama                Administrative Office                4,000             Leased

(a) Certain of the facilities listed as owned are financed under industrial development bond issues, including the Adrian, Buccaneer, Cavalier Homes of Alabama (2), and Riverchase facilities. Not included in this table is the Georgia facility for which construction is not complete.

(b) During 1999, the Company purchased two of these manufacturing facilities that were previously leased.

In general, the manufacturing facilities are in good condition and are operated at capacities which range from approximately 28% to 93%, excluding six idled facilities in Addison and Winfield, Alabama, Bigelow, Arkansas, Belmont and Clarksdale, Mississippi, and Mineral Wells, Texas, and the facility in Adrian, Georgia, which began production in March 1999.

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

In addition, Belmont has been sued by three former shareholders (the "Plaintiffs") of Belmont Homes, Inc., an Alabama corporation which originally owned the initial Belmont manufacturing facility ("BHIA"), in the Circuit Court of Madison County, Alabama (Case Number CV 97-2297). The defendants are BHIA, Belmont (as a successor in interest of BHIA), BHI, Inc., as a successor to Belmont Homes, Inc., a Mississippi corporation ("BHI"), the Estate of Jerold Kennedy (the former President and Chief Executive Officer of Belmont), J. M. Page, and certain other unnamed and unidentified individual officers, employees, agents and directors of BHIA, Belmont and BHI, alleging breach of fiduciary duties, misrepresentation, deceit, suppression and civil conspiracy. The Plaintiffs state that they owned a majority of the stock in BHIA and sold such stock in February of 1989. In addition to certain other allegations, the Plaintiffs claim that Mr. Kennedy, along with others who allegedly conspired with him, misrepresented and omitted certain facts to them regarding his attempts to hire a production manager, that Belmont later hired the production manager, and that the Plaintiffs would not have sold their stock in BHIA in the absence of these alleged misrepresentations and omissions. Additionally, the Plaintiffs claim that the defendants intentionally depreciated the market value of the stock of BHIA. In their complaint, the Plaintiffs request an unspecified amount of compensatory and punitive damages and/or equitable relief, including a constructive trust. The Company is aware that these same plaintiffs have also filed a separate claim against the Estate of Mr. Kennedy in the probate court of Franklin County, Alabama (Case Number 97-051), alleging essentially the same facts and seeking substantial compensatory damages and punitive damages and a constructive trust over the stock in the various Belmont entities owned by Mr. Kennedy`s estate. The Circuit Court of Madison County, Alabama, has transferred the Madison County action to the Circuit Court of Franklin County, Alabama. The Circuit Court of Franklin County has granted summary judgment in favor of the defendants on all counts asserted in the plaintiff's complaint. The plaintiffs have appealed this decision, and the appeal is currently pending before the Alabama Court of Civil Appeals. The outcome of this litigation and its effect on the Company cannot presently be determined, and the possibility exists for an adverse resolution of the litigation which could have a material adverse effect on the results of operations and financial condition of the Company in the quarter and year in which any such adverse resolution occurs. *

In September 1998, the Company and certain of its subsidiaries, along with a number of other manufactured housing producers, the Manufacturing Housing Institute, and the Manufactured Housing Association for Regulatory Reform, were named as defendants in a lawsuit purporting to be brought on behalf of all Kentucky residents who own manufactured homes produced by the defendants. The complaint was filed in the Commonwealth of Kentucky Pendleton Circuit Court, Case No. 98-CI-00143, and alleges that the defendants engaged in wrongful conduct and fraudulent misrepresentation and concealment, and that manufactured housing units are unsafe and/or dangerous for residential use because their design allegedly makes them more susceptible to fire. The plaintiffs seek compensatory and punitive damages, a requirement to retrofit manufacturing housing units with sprinkler systems, and other equitable and legal relief. The Commonwealth of Kentucky Pendleton Circuit Court granted defendants' motion to dismiss during the second quarter of 1999. The plaintiffs have appealed the dismissal, and the appeal is currently pending before the Kentucky Court of

--------
See Safe Harbor Statement on page 31. *

Appeals. The outcome of this litigation and its effect on the Company cannot presently be determined, however, and the possibility exists for an adverse resolution of the litigation, which could have a material adverse effect on the results of operations and financial condition of the Company. *

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  No matters were submitted to the shareholders during the last quarter of the fiscal year.

                                     PART II

ITEM 5.                    MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
                           STOCK-HOLDER MATTERS

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


                                                 Closing Sales Price
                                        -----------------------------------
                                              High               Low         Dividends
                                        -----------------  ---------------- -------------
Year ended December 31, 1999
     Fourth Quarter                         $ 5  1/8           $ 3  11/16        $ 0.040
     Third Quarter                          $ 6  7/8           $ 3  11/16          0.040
     Second Quarter                         $10                $ 6  13/16          0.040
     First Quarter                          $11  3/8           $ 8  3/4            0.040

Year ended December 31, 1998
     Fourth Quarter                         $11  3/8           $ 7  7/8          $ 0.040
     Third Quarter                          $13                $ 9  1/16           0.030
     Second Quarter                         $12  11/16         $10  7/8            0.030
     First Quarter                          $11  13/16         $ 9  5/8            0.030


As of March 17, 2000, the Company had approximately 400 shareholders of record and 5,200 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.

Cavalier has paid regular quarterly dividends since 1989. The amount of the quarterly dividend was last increased to $0.04 per share in October 1998. The payment of dividends on the Company's common stock will be determined by the Board of Directors of the Company in light of conditions then existing, including the earnings of the Company and its subsidiaries, their funding requirements and financial conditions, certain loan restrictions and applicable laws and governmental regulations. The Company's present loan agreement contains restrictive covenants which, among other things, limit the aggregate dividend payments and purchases of treasury stock to 50% of the Company's consolidated net income for the two most recent fiscal years. Given current industry conditions, the Company cannot give assurances that it will pay dividends in the future in the same manner as it has in the past.

--------
See Safe Harbor  Statement on page 31. *

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The statement of income data, the balance sheet data, and other data of the Company for each of the five years ended December 31, 1999, have been derived from the consolidated financial statements of the Company. The Company's audited financial statements as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999, including the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) and the other financial information contained elsewhere in this report, and with the Company's consolidated financial statements and the notes thereto appearing in the Company's previously filed Annual Reports on Form 10-K.

                                                              Year Ended December 31,
                                         -------------------------------------------------------------------
                                           1999           1998          1997          1996          1995
                                         ----------    -----------   -----------   -----------   -----------
                                                      (in thousands, except per share amounts)
Statement of Income Data

Revenue:
     Home manufacturing net sales    $     555,756 $      598,116  $    553,730 $     572,997 $     420,519
     Financial services                      6,107          6,088         5,346         3,333         1,764
     Retail                                 20,914          7,167             -             -             -
     Supply                                  5,023          2,699         2,112           841           271
                                         ----------    -----------   -----------   -----------   -----------

     Total revenue                         587,800        614,070       561,188       577,171       422,554

Cost of sales                              477,527        496,708       464,222       482,204       354,811
Selling, general and administrative        102,754         87,611        72,526        54,120        39,035
Impairment Special charge for idled
  facilities                                 4,002              -             -             -             -
Non-recurring merger and related                                -         7,359             -
  costs                                          -              -             -             -             -
                                         ----------    -----------   -----------   -----------   -----------

Operating profit                             3,517         29,751        17,081        40,847        28,708
Life insurance proceeds                          -              -         1,500         1,750             -
Other income (expense) - net                    36          1,531          (242)        1,589            90
                                         ----------    -----------   -----------   -----------   -----------

Income before taxes                  $       3,553 $       31,282        18,339 $      44,186 $      28,798
                                         ==========    ===========   ===========   ===========   ===========

Net income                           $       2,150 $       18,655 $      10,247 $      27,479 $      17,630
                                         ==========    ===========   ===========   ===========   ===========

Basic net income per share1          $         .12 $          .94 $         .52 $        1.42 $        1.06
                                         ==========    ===========   ===========   ===========   ===========

Diluted net income per share1        $         .12 $          .93 $         .51 $        1.39 $        1.03
                                         ==========    ===========   ===========   ===========   ===========

Cash dividend per share1             $         .16 $          .13 $         .07 $         .06 $         .04
                                         ==========    ===========   ===========   ===========   ===========
Weighted average number of shares
     outstanding1                           18,126         19,905        19,835        19,363        16,630
                                         ==========    ===========   ===========   ===========   ===========
Weighted average number of shares
     outstanding, assuming dilution1        18,204         20,144        20,028        19,799        17,057
                                         ==========    ===========   ===========   ===========   ===========

Other Data

Capital expenditures                 $      24,546 $       14,655 $      10,186 $      16,106 $      13,482
                                         ==========    ===========   ===========   ===========   ===========

                                                                    December 31,
                                         -------------------------------------------------------------------
                                           1999           1998          1997          1996          1995
                                         ----------    -----------   -----------   -----------   -----------
Balance Sheet Data

Working capital                      $      32,652 $       41,707 $      28,484 $      24,746 $      22,157
Total assets                         $     229,574 $      235,952 $     211,554 $     196,387 $     132,694
Long-term debt                       $      10,218 $        3,650 $      15,808 $       6,227 $      11,233
Stockholders' equity                 $     129,391 $      144,911 $     133,551 $     122,652 $      75,119


1  All per share data has been adjusted for all stock splits.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry and Company Outlook
Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. During most of the 1990s, the manufactured housing industry experienced significant growth, which the Company attributes in part to a reduction in alternative housing, increased availability of retail financing, increased consumer confidence and continuing strength in the national economy during much of that time. As a result, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which consequently created slower retail turnover, higher retail inventory levels and increased price competition.
Inventory oversupply at the retail level had a significant impact on wholesale shipments during 1999. The Manufactured Housing Institute ("MHI") reported that floor shipments declined 4.3% for 1999 as compared to 1998. The rate of decline in floor shipments accelerated throughout the year, as MHI reported 12.2% fewer shipments in the last six months of 1999 versus the same period in 1998 and 18.2% lower floor shipments in December 1999 compared to December 1998. The industry has also been impacted by the loss of some lenders from the manufactured housing retail and wholesale financing markets and tightening of credit standards by those remaining. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed some locations.

Industry conditions significantly impacted Cavalier's financial results during 1999. The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors will have on the Company's future sales and earnings. * The Company currently believes these conditions will continue to adversely affect the Company's financial performance at least through the first half of 2000. * The Company is experiencing a significant decline in sales in the first quarter of 2000 as compared to the first quarter of 1999 and expects to incur a substantial loss for the quarter. * The Company also believes that, due to these industry conditions, the possibility exists for some additional retail dealer failures and additional loss of wholesale and retail lenders, which could adversely affect the Company.
* Because of deteriorating market conditions, Cavalier has idled a total of five home manufacturing facilities, including three subsequent to the end of 1999, that built primarily single section homes to consolidate production into other plants. In 1999, the Company recorded a pre-tax impairment charge of $4.0 million ($2.5 million after tax, or $.14 per diluted share) to write-down the value of assets of the idled plants. The Company expects to continue to monitor the need for further plant consolidations, idlings and/or closings and to evaluate other potential cost savings options identified through a company-wide analysis designed to mitigate the impact of current market conditions. * The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt.

--------
See Safe Harbor Statement on page 31. *

Results of Operations
The following table (dollars in thousands) summarizes certain financial and operating data including, as applicable, the percentage of total revenue:

                                                             For the Year Ended December 31,
                                         ------------------------------------------------------------------------
INCOME STATEMENT DATA                            1999                    1998                    1997
                                         ----------------------   ----------------------  -----------------------
Revenue:
  Home manufacturing net sales         $    555,756             $  598,116              $   553,730
  Financial services                          6,107                  6,088                    5,346
  Retail                                     20,914                  7,167                        -
  Other                                       5,023                  2,699                    2,112
                                         -----------              ---------               ----------

Total revenue                          $    587,800     100.0%  $  614,070       100.0% $   561,188       100.0%
Cost of sales                               477,527      81.2%     496,708        80.9%     464,222        82.7%
                                         -----------   --------   ---------  -----------  ----------    ---------

     Gross profit                      $    110,273      18.8%  $  117,362        19.1% $    96,966        17.3%
                                         ===========   ========   =========  ===========  ==========    =========

Selling, general and administrative    $    102,754      17.5%  $   87,611        14.3% $    72,526        12.9%
Impairment charge for idled facilities $      4,002       0.7%  $        -         0.0% $         -         0.0%
Non-recurring merger and related costs $          -       0.0%  $        -         0.0% $     7,359         1.3%
Operating profit                       $      3,517       0.6%  $   29,751         4.8% $    17,081         3.0%
Other income (expense), net            $         36       0.0%  $    1,531         0.2% $     1,258         0.2%
Net income                             $      2,150       0.4%  $   18,655         3.0% $    10,247         1.8%

OPERATING DATA
Home manufacturing sales:
Floor shipments                              34,294                 36,517                   33,646
Home shipments
  Single section                             10,546      47.1%      12,430        51.0%      13,576        57.5%
  Multi section                              11,831      52.9%      11,957        49.0%      10,026        42.5%
                                         -----------   --------   ---------  -----------  ----------    ---------

Total shipments                              22,377     100.0%      24,387       100.0%      23,602       100.0%

Shipments to company owned stores              (645)     (2.9%)       (164)       (0.7%)          -         0.0%
                                         -----------   --------   ---------  -----------  ----------    ---------

Shipments to independent dealers             21,732      97.1%      24,223        99.3%      23,602       100.0%
                                         ===========   ========   =========  ===========  ==========    =========

Retail sales:
  Single section                                375      58.3%          70        37.2%           -         0.0%
  Multi section                                 268      41.7%         118        62.8%           -         0.0%
                                         -----------   --------   ---------  -----------  ----------    ---------

Total sales                                     643     100.0%         188       100.0%           -         0.0%
                                         ===========   ========   =========  ===========  ==========    =========

Cavalier produced homes sold                    490      76.2%         121        64.4%           -         0.0%
                                         ===========   ========   =========  ===========  ==========    =========

Used homes sold                                 115      17.9%          26        13.8%           -         0.0%
                                         ===========   ========   =========  ===========  ==========    =========


Installment loan purchases             $     47,063             $   27,438              $    18,013
Capital expenditures                   $     24,546             $   14,655              $    10,186
Home manufacturing facilities-operating          19                     23                       22
Independent exclusive dealer locations          274                    232                      132
Company-owned retail locations                   16                      5                        -

1999 compared to 1998
Revenue
Total revenue for 1999 was $587,800 compared to $614,070 for 1998.

Home manufacturing net sales for 1999 compared to 1998 decreased 7%, or $42 million, to $556 million, net of intercompany eliminations of $17 million. Home shipments decreased 8.2%, with floor shipments decreasing by 6.1%. During 1999, 53% of the Company's homes sold were multi-section homes compared to 49% for the previous year. The expansion of the Company's multi-section product base is in response to increasing consumer demand for multi-section homes as compared to single section homes. Actual shipments of homes for 1999 were 22,377 versus 24,387 in 1998. The Company attributes the decrease in sales and shipments to the increasingly competitive conditions in the industry described above. Approximately 88% of Cavalier's shipments were to its core market of 11 states, where the Company's floor shipments for 1999 declined 6.5% as compared to 1998. For 1999, MHI reported an 8.7% decline in floor shipments in these 11 states. Additionally, the Company's inventory at all retail locations increased, based on twelve month trailing sales, from 151 days a year ago to 165 days at year end. The average price of homes sold rose to $25,600 in 1999 from $24,700 in 1998. The increase in the average selling price was primarily due to price increases instituted by the Company associated with rising prices in raw materials and an increase in the shipment of multi-section homes. The Company's exclusive dealer program expanded by 53 locations since December 31,1998, bringing the total to 290 at December 31, 1999, including 16 company-owned stores. Sales to exclusive dealers represented 55% of total sales in 1999 versus 40% in 1998.

Revenue in 1999 from the financial services segment approximated 1998 revenue. During 1999, Cavalier Acceptance Corporation ("CAC") purchased installment loan contracts of $47 million and sold $61 million of installment contracts. In 1998, CAC purchased contracts of $27 million and sold installment contracts totaling $46 million. During 1998, the focus of CAC's business changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers, which are then resold to another financial institution, without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CAC). CAC does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $21 million for 1999, of which 76% of the units sold were Cavalier product. In 1998, retail revenue was $7 million, of which 64% of the units sold were Cavalier product. At December 31, 1999, the Company operated 16 retail locations as compared to 5 at December 31, 1998.

Other revenue consists mainly of revenue from the Company's wholesale supply and component manufacturing businesses, which sell primarily to the Company's home manufacturing segment. Revenue from external customers increased 86%, or $2 million, for 1999 compared to 1998. This increase is due primarily to the addition of a supply company.

Gross Profit
Gross profit is derived by deducting cost of sales from total revenue. Gross profit was $110 million, or 18.8% of total revenue, in 1999 versus $117 million, or 19.1% of total revenue, in 1998. During 1999, the Company experienced tightened supply from its traditional vendors of certain types of raw materials, including sheetrock, insulation and lumber, required for production of its homes. The Company obtained these products from other vendors and purchased substitute products, which resulted in higher than normal costs. Due to the competitive industry conditions, some of these costs were not recoverable through price increases.

Selling, General and Administrative
Selling, general and administrative expenses during 1999 were $103 million or 17.5% of total revenue, versus $88 million or 14.3% in 1998, an increase of $15 million. Of this increase, $1.9 million is related to expanded sales and marketing efforts, including PowerHouse promotions, and recruiting, set-up and maintenance of the exclusive dealer network. Additionally, selling, general and administrative expenses increased $2.0 million due to higher costs for employee benefits, $0.8 million for increased warranty service activities and $3.1 million for the start-up costs associated with implementing an enterprise-wide management information system. Other factors contributing to the increase in selling, general and administrative expenses are (1) costs of $3.4 million associated with operating new retail locations and the continued development of a retail infrastructure, (2) costs associated with the expansion of the supply distribution business of $1.6 million, (3) $2.8 million of costs associated with repurchased inventory, (4) $0.9 million increase in loan loss reserve, and (5) $0.3 million in costs of opening an additional home manufacturing facility. These costs were partially offset by a reduction in incentive compensation of $4.1 million.

Impairment charge for idled facilities
Because of deteriorating market conditions, Cavalier has idled a total of five home manufacturing facilities, including three subsequent to the end of 1999, that built primarily single section homes to consolidate production into other plants. In 1999, the Company recorded a pre-tax impairment charge of $4.0 million ($2.5 million after tax, or $.14 per diluted share) to write-down the value of assets of the idled plants.

Operating Profit
Operating profit is derived by deducting cost of sales and selling, general and administrative expenses from total revenue. Operating profit declined $26 million to $4 million in 1999 from $30 million in 1998.

Home manufacturing operating profit declined $18 million, before intercompany eliminations, due primarily to lower sales, increased raw material prices, increased selling, general and administrative expenses and the impairment charge for idled facilities. Financial services operating profit decreased $2 million due principally to increased selling, general and administrative expenses, consisting primarily of prepayment and repossession costs and payroll costs due to the addition of area sales personnel. The retail segment's operating loss increased $1.5 million due to the operation of start-up retail locations, the continued development of a retail infrastructure and the competitive conditions currently prevailing in the industry. Other operating profit declined $1.8 million, before intercompany eliminations, due mainly to the costs associated with the start-up of a new supply company.

Other Income (Expense)
Interest expense increased to $2 million in 1999 from $1 million in 1998 due to the increase in notes payable under retail floor plan agreements and amounts outstanding under Industrial Development Revenue Bond Issues.

Other, net, is primarily comprised of interest income (unrelated to financial services), gains or losses on sales of assets, equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. The decrease of $0.7 million in 1999 to $1.7 million from $2.4 million in 1998 was primarily due to decreased interest income earned due to lower average cash balances during 1999 as compared to 1998.

Net Income
Net income declined $17 million to $2 million in 1999 from $19 million in 1998 which the Company attributes to lower sales, increased raw materials prices and selling, general and administrative expenses, the impairment charge and the other industry factors discussed above. Diluted net income per share was $0.12 in 1999, compared to $0.93 per share in 1998.

1998 compared to 1997
Revenue
Home manufacturing net sales for 1998 as compared to 1997 increased by 8%, or $44 million, net of intercompany elimination of $5 million, with home shipments increasing by 3.3%. During 1998, 49% of the Company's homes sold were multi-section homes compared to 42% for the previous year. As the sale of multi-section homes continued to increase, the number of floors sold in 1998 increased 8.5% from 1997. The expansion of the Company's multi-section product base is in response to increasing consumer demand for multi-section homes. At year end, the exclusive dealer distribution system had grown to 237 exclusive dealer locations, including five Company-owned retail locations. Sales to exclusive dealers represented 40% of total 1998 sales compared to 30% in 1997. The Company attributes the strong growth in its Exclusive Dealer Program to dealer acceptance of the program's benefits and the introduction of the program to the Belmont group of dealers. Actual shipments of homes during 1998 were 24,387 versus 23,602 in 1997. The average price of homes sold rose to $24,700 in 1998 from $23,500 in 1997. The increase in the average selling price was primarily due to price increases instituted by the Company associated with rising prices in raw materials and an increase in the shipment of multi-section homes.

Revenue from the financial services segment increased $0.7 million in 1998 as compared to 1997 primarily due to a gain on the sale of a significant portion of CAC's loan portfolio in 1998 and the subsequent periodic resale of loans. In 1998, the effect of the portfolio sale on financial services revenue was a reduction in interest income earned of $1.4 million, offset by the gain on sale of loans of $2 million. During 1998, the business focus of CAC changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers that are subsequently resold to another financial institution, without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CAC). CAC does not retain the servicing function and does not earn interest income on these resold loans. During 1998, CAC purchased contracts totaling $27 million as compared to $18 million in 1997.

Revenue from the retail segment was $7 million for 1998, of which 64% of the units sold were Cavalier product. The Company did not own any retail sales centers in 1997. At December 31, 1998, the Company operated 5 retail locations.

Other revenue consists mainly of revenue from the Company's wholesale supply and component manufacturing businesses, which sell primarily to the Company's home manufacturing segment. Revenue from external customers increased 28%, or $0.6 million, for 1998 compared to 1997. This increase is due primarily to the addition of a supply company.

Gross Profit
Gross profit is derived by deducting cost of sales from total revenue. Gross profit was $117 million, or 19.1% of total revenue, in 1998 versus $97 million, or 17.3% of total revenue, in 1997. The Company believes an increase in total revenue and cost savings due to increased purchasing and other efficiencies after the Belmont merger are responsible for a significant portion of this increase.

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

Liquidity and Capital Resources

                                                         Balances as of December 31,
                                                      ----------------------------------
(Dollars in thousands)                                   1999         1998       1997
                                                      -----------   --------   ---------
Cash and cash equivalents                           $     39,635 $   64,243  $   37,276
Certificates of deposit, maturing within one year   $          - $        -  $    4,000
Working capital                                     $     32,652 $   41,707  $   28,484
Current ratio                                           1.4 to 1   1.5 to 1    1.5 to 1
Long-term debt                                      $     10,218 $    3,650  $   15,808
Ratio of long-term debt to equity                        1 to 13    1 to 40      1 to 8
Installment loan portfolio                          $      9,450 $   26,117  $   49,146

Operating activities during 1999 used net cash of $6.5 million. Inventory at December 31, 1999, increased $11.3 million from 1998 due primarily to the expansion of the retail segment from five company-owned stores at the end of 1998 to 16 at the end of 1999.

Net cash totaling $4.4 million was paid during the first half of 1999 in connection with acquisitions of seven retail locations, an insurance agency, a premium finance company and a supply company.

The Company's 1999 capital expenditures were $24.5 million, as compared to $14.7 million in 1998. Capital expenditures during 1999 included normal property, plant and equipment additions and replacements and the continued expansion and modernization of certain of the Company's manufacturing facilities. Additionally, during January 1999, the Company purchased, for a total of $3.4 million, two Alabama manufacturing facilities that were previously leased, and renovated a Georgia manufacturing facility at a cost of $1.7 million that was placed in operation at the end of the first quarter. Approximately $3.5 million of the cost of implementing a new enterprise-wide management information system has been capitalized in 1999. Due to current market conditions, construction of an additional manufacturing facility in Georgia, for which the Company capitalized $2.4 million in early 1999, has been temporarily slowed. In addition to the periodic resale of loans, the Company's finance subsidiary, CAC, sold $16 million of its existing installment contracts portfolio to another financial institution.

The 1999 increase in long-term debt of $6.6 million is primarily due to the assumption of an industrial development revenue bond in the amount of $0.8 million related to the Alabama facilities acquired and proceeds from two other industrial development bonds of $7.0 million for the Georgia facilities. Notes payable increased $11.4 million due to the increase in retail floor plan financing as a result of the acquisition or opening of additional retail locations.

The Company purchased 1,779,000 shares of treasury stock during 1999 for $15.7 million. The Company has authorization to acquire up to 1.4 million additional shares under the program.

As of December 31, 1998, the Company had working capital of $42 million compared to $28 million at the end of 1997, an increase of $14 million. The 1998 increase in working capital and the decreases in long-term debt and the debt to equity ratio were due to the sale of a portion of CAC's installment loan portfolio, of which a portion of the proceeds were used to retire approximately $14 million in debt and approximately $13 million was invested in short-term assets. Operating activities provided cash of $37 million in 1998. The Company's capital expenditures were approximately $15 million in 1998. Capital expenditures during 1998 included normal property, plant and equipment additions and replacements, the continued expansion and modernization of certain of the Company's manufacturing facilities, as well as the purchase of a Texas manufacturing facility that was previously leased, land adjacent to a North Carolina and a Georgia manufacturing facility, and an additional manufacturing facility in Georgia placed in operation in the first quarter of 1999. The Company initiated a stock repurchase program during the latter part of 1998 of which 852,600 shares were purchased during 1998 for approximately $8 million.

The Company entered into a credit agreement with its primary lender in February 1994 and later amended it in March 1996 and June 1998. The credit facility presently consists of a $35 million revolving, warehouse and term-loan agreement. The credit facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible (as defined) accounts receivable and inventories, respectively, up to a maximum of $10 million. Interest is payable under the revolving line of credit at the bank's prime rate, or, if elected by the Company, the 90-day LIBOR Rate plus 2.5%. The warehouse and term-loan agreements contained in the credit facility provide for borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $25 million. Interest on the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus 0.75%. The warehouse component of the credit facility provides for borrowings of up to $25 million with interest payable at the bank's prime rate, or, if elected by the Company, the 90-day LIBOR Rate plus 2.5%. However, in no event may the aggregate outstanding borrowings under the warehouse and term-loan agreement exceed $25 million. Under the credit facility, no amounts were outstanding at December 31, 1999 and December 31, 1998.

The credit facility contains certain restrictive covenants which limit, among other things, the Company's ability to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1 million, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $10 million and (iv) make capital expenditures in excess of $14 million. In addition, the credit facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $3.5 million), tangible net worth (which must increase at least $2 million per year, subject to a carryover for increases in excess of $2 million in the prior year), debt to equity ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.5 to 1). The credit facility also requires CAC to comply with certain specified restrictions and financial covenants. The Company has obtained appropriate waiver letters to the extent it was in violation of certain covenants at December 31, 1999.

On February 29, 2000, the Company received a commitment from its primary bank to extend its Credit Facility through April 2002. The renewal increases the amount available under the revolving line of credit to $35 million (an increase from $10 million), provided that the aggregate amounts outstanding under the revolving note and term loans do not exceed $35 million, eliminates the warehouse feature of the Credit Facility and provides for the ability to convert the amount advanced under the revolving line to a term loan. Interest is payable under the terms of the renewal at the bank's prime rate less 0.5%, or, if elected by the Company, the 90-day LIBOR Rate plus 2.0%. The principal modifications to the financial covenants under the commitment letter are as follows: (i) the net working capital requirement increased from at least $3.5 million to at least $15 million, (ii) a minimum current ratio requirement of
1.17 to 1was added, (iii) the sum of consolidated tangible net worth plus treasury stock purchases must be at least $90 million and (iv) the ratio of consolidated cash flow to debt service of not less than 1.5 to 1was amended to not less than 1.75 to 1. Other terms and restrictive covenants are substantially similar to the expiring agreement.

Since its inception, CAC has been restricted in the amounts of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. In February 1998, CAC entered into an agreement with another lender providing for the periodic resale of a portion of CAC's loans that meet established criteria and without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CAC). In March 1998 and in June 1999, CAC sold, under the retail finance agreement, a substantial portion of its existing portfolio of loans on those dates. The effect of these transactions on net income was to reduce the amount of financial services revenue from interest income on these portions of the portfolio, offset by reduced interest expense on debt retired in March 1998 and earnings on the remaining proceeds. The Company may sell a substantial portion of its remaining installment loan portfolio in fiscal year 2000, in addition to the periodic sale of installment contracts purchased by CAC in the future. * The Company believes the periodic sale of installment contracts under the retail finance agreement will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CAC to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under this agreement, or that CAC and the Company will be able to realize the expected benefits from such agreement. *

The Company currently believes existing cash and funds available under the credit facility, together with cash provided by operations, will be adequate to fund the Company's operations and plans for the next twelve months. In order to provide additional funds for continued pursuit of the Company's business plans and for operations, the Company may incur, from time to time, additional short and long-term bank indebtedness or other forms of financing and may issue, in public or private transactions, its equity and debt securities, the availability and terms of which will depend upon market and other conditions. * The Company may engage in other transactions, such as selling or securitizing all or portions of its installment loan portfolio, that are designed to facilitate the ability of the Company to originate an increased volume of loans and to reduce the Company's exposure to interest rate fluctuations and has entered into such a transaction pursuant to the retail finance agreement, as further described above. * There can be no assurance that such possible additional financing, or the aforementioned potential transactions involving the Company's installment loan portfolio, will be available on terms acceptable to the Company. It is possible that a future lack of financing or a prolonged downturn in industry conditions could cause the Company to curtail or otherwise alter its current business plans and operating strategies. *

Impact of Inflation
The Company generally has been able to increase its selling prices to offset increased costs, including the costs of raw materials. Sudden increases in costs as well as price competition, however, can affect the ability of the Company to increase its selling prices. As discussed above, in 1999, the Company experienced tightened supply of certain types of raw materials, which resulted in some higher costs that were not recoverable through price increases. For a further discussion of this matter, see "1999 Compared to 1998 - Gross Profit." The Company believes that the relatively moderate rate of inflation over the past several years has not had a significant impact on its sales or profitability, but can give no assurance that this trend will continue in the future. *

Impact of Accounting Statements
In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133,as amended, is required to be adopted for years beginning after June 15, 2000. The Company is currently evaluating SFAS 133 and has not yet determined its impact on the Company's consolidated financial statements.

Year 2000 Compliance
By October 1999, the Company implemented what it considered to be critical modifications to its computer systems and software products, identified through its assessment of Year 2000 issues. Cost incurred to complete the assessment and

--------
See Safe Harbor Statement on page 31.

implementation of Year 2000 issues was $0.9 million, which was within the reported estimated range of $0.8 million and $1.2 million as an expense, in addition to approximately $0.2 million of capital expenditures. No critical problems associated with the Year 2000 issue have been encountered and minor issues have been corrected as discovered without significant disruption to the Company's processes and without implementation of the Company's contingency plan.

The  Company's  Year 2000  program  included  testing each  computer  system and microprocessor in use, identifying significant third parties' Year 2000 compliance, converting Company systems to Year 2000 compliant versions of software products and equipment and developing a contingency plan.

Market Risk
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest rate risk inherent in its financial instruments. The Company is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $3.1 million at December 31, 1999. Due to the long-term nature of the benefit liabilities that these assets fund, the Company currently considers its exposure to market risk to be low. The Company does not believe that a decline in market value of these investments would result in a material near term funding of the trust or exposure to the benefit liabilities funded.

The Company purchases retail installment contracts from its exclusive dealers, at fixed interest rates, in the ordinary course of business, and periodically resells certain of these loans to a financial institution under the terms of the retail finance agreement discussed above. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. Additionally, the Company has installment loans receivable in its portfolio of $9.5 million, which may be sold during 2000. The Company's portfolio consists of fixed rate contracts with interest rates generally ranging from 9.0% to 14.0% and an average original term of 269 months at December 31, 1999. The Company estimated the fair value of its installment contracts receivable using discounted cash flows and interest rates offered by CAC on similar contracts at December 31, 1999.

The Company has notes payable under retail floor plan agreements and an Industrial Development Revenue Bond issue that are exposed to changes in interest rates. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. The Company may retire this debt if interest rates were to increase significantly. Additionally, the Company has five Industrial Development Revenue Bond issues at fixed interest rates. The estimated fair value of outstanding borrowings approximated carrying value at December 31, 1999. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time. The Company also has the ability to incur debt under its credit facility which provides for interest at the bank's prime rate for the revolving and warehouse line of credit and at fixed rates for a certain period of time for the term notes. The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates at December 31, 1999.


                                                        Assumed Annual Principal Cash Flows
                                    -----------------------------------------------------------------------------
(dollars in thousands)                 2000         2001       2002      2003      2004    Thereafter    Total   Fair value
Installment loan portfolio          $    143     $   160    $   178   $   199   $   223   $   8,547   $  9,450   $  8,402
(weighted average interest rate - 11.16%)
                                                         Expected Principal Maturity Dates
                                    -----------------------------------------------------------------------------
                                       2000         2001       2002      2003      2004    Thereafter    Total   Fair value
Notes payable and long-term debt    $ 16,681 a   $ 1,167    $ 1,215   $ 1,254   $ 1,461   $   5,121   $ 26,899   $ 26,899
(weighted average interest rate - 7.08%)


a  Amount payable in 2000 includes $1,119 of current portion of long-term debt and $15,562 of notes payable under retail floor plan agreements.


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities   Litigation   Reform  Act of
1995:

Our disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
o        limitations in Cavalier's  ability to pursue its business strategy;
o changes in demographic trends, consumer preferences and Cavalier's business strategy;
o changes and volatility in interest rates and the availability of capital and consumer and dealer financing;
o        the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other personnel;
o        competition;
o        contingent repurchase and guaranty obligations;
o        uncertainties regarding Cavalier's retail financing activities;
o        integrating   the   business  operations  and  achieving  the  benefits
         of the  Belmont  merger  and other acquisitions;
o        the potential unavailability and price increases for raw materials;
o        the potential unavailability of manufactured housing sites;
o        regulatory constraints;
o        the potential for additional warranty claims;
o        litigation; and
o        potential volatility in our stock price.

Any or all of our forward-looking statements in this report, in the 1999 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited quarterly financial data for the two years ended December 31, 1999 and 1998. The Company believes that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with generally accepted accounting principles. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period.

                                 Fourth       Third      Second        First
                                 Quarter      Quarter    Quarter      Quarter     Total
                              ----------------------------------------------------------
1999
Revenue:
        Home manufacturing      $ 113,104   $ 126,083   $ 158,086   $ 158,483   $ 555,756
        Financial services          1,156       1,470       2,026       1,455       6,107
        Retail                      5,684       6,748       6,004       2,478      20,914
        Other                       1,246       1,534       1,243       1,000       5,023

                                ---------- ----------- ----------- ----------- -----------

        Total revenue             121,190     135,835     167,359     163,416     587,800

Gross profit                       21,686      24,748      31,235      32,604     110,273
Net income                         (3,550)     (1,621)      2,820       4,501       2,150
Basic net income per share   a      (0.20)      (0.09)        .16         .24         .12
Diluted net income per share a      (0.20)      (0.09)        .16         .24         .12

1998
Revenue:
        Home manufacturing      $ 158,457   $ 152,542   $ 164,274   $ 122,843   $ 598,116
        Financial services          1,526       1,121       1,015       2,426       6,088
        Retail               b      2,552       2,761       1,854           -       7,167
        Other                b        845       1,074         470         310       2,699

                                ---------- ----------- ----------- ----------- -----------

        Total revenue             163,380     157,498     167,613     125,579     614,070

Gross profit                       32,444      30,634      31,460      22,824     117,362
Net income                          5,324       5,220       5,069       3,042      18,655
Basic net income per share   a        .27         .26         .25         .15         .94
Diluted net income per share a        .27         .26         .25         .15         .93


   a    The sum of quarterly amounts may not equal the annual amounts due to rounding.
   b    Certain amounts from the prior periods have been reclassified to conform to the 1999 presentation.


                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Index to Consolidated Financial Statements and Schedule

Independent Auditor's Report                                                   4

Consolidated Balance Sheets                                                    5

Consolidated Statements of Income                                              7

Consolidated Statements of Stockholders' Equity                                8

Consolidated Statements of Cash Flows                                         39

Notes to Consolidated Financial Statements                                    40

Schedule -

         II - Valuation and Qualifying Accounts                               55



Schedules I, III, IV and V have been omitted because they are either not required or are inapplicable.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Cavalier Homes, Inc.:

We have audited the accompanying consolidated balance sheets of Cavalier Homes, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial schedule listed in the index of Item 8. The financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. The 1997 consolidated financial statements give retroactive effect to the merger of the Company and Belmont Homes, Inc., which has been accounted for as a pooling of interests as described in Note 2 to the consolidated financial statements.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cavalier Homes, Inc. and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte & Touche LLP
--------------------------
Birmingham, Alabama
February 29, 2000

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                              1999         1998
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                              $  39,635    $  64,243
  Accounts receivable, less allowance for losses of
    $3,464 (1999) and $1,201 (1998)                                                          6,692        7,678
  Notes and installment contracts receivable - current                                         939        1,577
  Inventories                                                                               50,120       38,803
  Deferred income taxes                                                                     15,166        9,413
  Other current assets                                                                       3,109        4,077
                                                                                         ----------   ----------
        Total current assets                                                               115,661      125,791
                                                                                         ----------   ----------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                                       5,999        5,414
  Buildings and improvements                                                                52,182       41,991
  Machinery and equipment                                                                   49,118       38,707
                                                                                         ----------   ----------
                                                                                           107,299       86,112
  Less accumulated depreciation and amortization                                            32,804       24,690
                                                                                         ----------   ----------
        Total property, plant and equipment, net                                            74,495       61,422
                                                                                         ----------   ----------
INSTALLMENT CONTRACTS RECEIVABLE, less
  allowance for credit losses of $1,656 (1999) and
  $760 (1998)                                                                                7,651       24,512
                                                                                         ----------   ----------
GOODWILL, less accumulated amortization
   of $5,432 (1999) and $4,154 (1998)                                                       22,684       19,945
                                                                                         ----------   ----------
OTHER ASSETS                                                                                 9,083        4,282
                                                                                         ----------   ----------
TOTAL                                                                                    $ 229,574    $ 235,952
                                                                                         ==========   ==========


                                        35

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1999 AND 1998
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                              1999         1998
LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Current portion of long-term debt                                                      $   1,119    $     405
  Notes payable under retail floor plan agreements                                          15,562        4,163
  Accounts payable                                                                          12,303       17,776
  Amounts payable under dealer incentive programs                                           25,442       25,559
  Accrued compensation and related withholdings                                              5,312        7,154
  Estimated warranties                                                                      13,000       12,400
  Other accrued expenses                                                                    10,271       16,627
                                                                                         ----------   ----------
        Total current liabilities                                                           83,009       84,084
                                                                                         ----------   ----------
DEFERRED INCOME TAXES                                                                        1,459          390
                                                                                         ----------   ----------
LONG-TERM DEBT                                                                              10,218        3,650
                                                                                         ----------   ----------
OTHER LONG-TERM LIABILITIES                                                                  5,497        2,917
                                                                                         ----------   ----------
COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY:
  Series A Junior Participating Preferred Stock, $.01 par value;
    200,000 shares authorized, none issued
  Preferred stock, $.01 par value; 300,000 shares authorized, none issued
  Common stock, $.10 par value; 50,000,000 shares authorized,
    18,271,433 (1999) and 20,282,782 (1998) shares issued                                    1,827        2,028
  Additional paid-in capital                                                                55,181       60,760
  Retained earnings                                                                         75,593       90,400
  Treasury stock, at cost; 480,100 (1999) and 852,600 (1998) shares                         (3,210)      (8,277)
                                                                                         -----------   ----------
           Total stockholders' equity                                                      129,391      144,911
                                                                                         -----------   ----------
TOTAL                                                                                    $ 229,574    $ 235,952
                                                                                         ===========  ===========

See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                              1999         1998         1997


REVENUE                                                                                 $  587,800   $  614,070   $  561,188
                                                                                        -----------  -----------  -----------
COST OF SALES                                                                              477,527      496,708      464,222

SELLING, GENERAL AND ADMINISTRATIVE                                                        102,754       87,611       72,526

IMPAIRMENT CHARGE FOR IDLED FACILITIES                                                       4,002

MERGER AND RELATED COSTS                                                                       -              -        7,359
                                                                                        -----------  -----------  -----------
                                                                                           584,283      584,319      544,107
                                                                                        -----------  -----------  -----------
OPERATING PROFIT                                                                             3,517       29,751       17,081
                                                                                        -----------  -----------  -----------
OTHER INCOME (EXPENSE):
  Interest expense                                                                          (1,643)        (820)      (1,511)
  Life insurance proceeds                                                                                              1,500
  Other, net                                                                                 1,679        2,351        1,269
                                                                                        -----------  -----------  -----------
                                                                                                36        1,531        1,258
                                                                                        -----------  -----------  -----------
INCOME BEFORE INCOME TAXES                                                                   3,553       31,282       18,339

INCOME TAXES                                                                                 1,403       12,627        8,092
                                                                                        -----------  -----------  -----------
NET INCOME                                                                              $    2,150   $   18,655   $   10,247
                                                                                        ===========  ===========  ===========
BASIC NET INCOME PER SHARE                                                              $     0.12   $     0.94   $     0.52
                                                                                        ===========  ===========  ===========
DILUTED NET INCOME PER SHARE                                                            $     0.12   $     0.93   $     0.51
                                                                                        ===========  ===========  ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                                           18,125,763   19,904,746   19,834,942
                                                                                        ===========  ===========  ===========
WEIGHTED AVERAGE SHARES OUTSTANDING,
   ASSUMING DILUTION                                                                    18,204,030   20,143,795   20,028,181
                                                                                        ===========  ===========  ===========

See notes to consolidated financial statements.


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                      Additional
                                                        Common         Paid-in          Retained        Treasury
                                                         Stock         Capital          Earnings          Stock          Total

BALANCE, JANUARY 1, 1997                               $ 1,974        $ 55,126         $ 65,552              -        $ 122,652
  Stock options exercised                                                    7                                                7
  Sale of common stock under Employee Stock
    Purchase Plan                                            5             425                                              430
  Sale of common stock under Dividend
    Reinvestment Plan                                       17           1,653                                            1,670
  Accrued compensation                                                     172                                              172
  Cash dividends paid ($.07 per share)                                                   (1,470)                         (1,470)
  Retirement of common stock                                (2)           (155)                                            (157)
  Net income                                                 -               -           10,247                          10,247
                                                       --------       ---------         ---------                      ---------
BALANCE, DECEMBER 31, 1997                               1,994          57,228           74,329                         133,551
  Stock options exercised                                    4             153                                              157
  Income tax benefit attributable to exercise of
    stock options                                                           90                                               90
  Sale of common stock under Employee Stock
    Purchase Plan                                            5             504                                              509
  Sale of common stock under Dividend
    Reinvestment Plan                                       25           2,579                                            2,604
  Accrued compensation                                                     206                                              206
  Cash dividends paid ($.13 per share)                                                   (2,584)                         (2,584)
  Purchase of treasury stock (852,600 shares)                                                           (8,277)          (8,277)
  Net income                                                 -               -           18,655              -           18,655
                                                       --------      ----------        ---------      ---------        ---------
BALANCE, DECEMBER 31, 1998                               2,028          60,760           90,400         (8,277)         144,911
  Stock options exercised                                    4             280                                              284
  Income tax benefit attributable to exercise of
    stock options                                                           28                                               28
  Sale of common stock under Employee Stock
    Purchase Plan                                           10             481                                              491
  Sale of common stock under Dividend
    Reinvestment Plan                                                       14                                               14
  Accrued compensation                                                     114                                              114
  Cash dividends paid ($.16 per share)                                                   (2,926)                         (2,926)
  Purchase of treasury stock (1,779,000 shares)                                                        (15,675)         (15,675)
  Retirement of treasury stock (2,151,500 shares)         (215)         (6,496)         (14,031)        20,742                -
  Net income                                                 -               -            2,150              -            2,150
                                                       --------       ---------        ---------      ---------       ----------
BALANCE, DECEMBER 31, 1999                             $ 1,827        $ 55,181         $ 75,593       $ (3,210)       $ 129,391
                                                       ========       =========        =========      =========       ==========

See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
(IN THOUSANDS)

                                                                                         1999            1998           1997
OPERATING ACTIVITIES:
  Net income                                                                         $  2,150       $  18,655      $  10,247
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities:
      Depreciation and amortization                                                    10,250           8,365          7,492
      Provision (recovery) for credit losses and repurchase commitments                 3,159            (486)           669
      Gain on sale of installment contracts                                            (2,257)         (2,048)
      Loss on sale of property, plant and equipment                                        85              49            340
      Impairment charge for idled facilities                                            4,002
      Other, net                                                                            2             267            211
      Changes in assets and liabilities provided (used) cash,
        net of effects of acquisitions:
          Accounts receivable                                                          (1,277)            787           2,574
          Inventories                                                                  (5,376)         (6,248)           (488)
          Accounts payable                                                             (6,929)          6,313          (3,310)
          Other assets and liabilities                                                (10,329)         11,704           5,513
                                                                                     ----------     ----------     -----------
           Net cash provided by (used in) operating activities                         (6,520)         37,358          23,248
                                                                                     ----------     ----------     -----------
INVESTING ACTIVITIES:
  Net cash paid in connection with acquisitions                                        (4,439)        (2,358)            (871)
  Proceeds from sale of property, plant and equipment                                     437            282              122
  Capital expenditures                                                                (24,546)       (14,655)         (10,186)
  Purchases of certificates of deposit                                                                (6,044)          (8,000)
  Maturities of certificates of deposit                                                               10,044           12,243
  Proceeds from sale or maturity of marketable securities                                                               1,097
  Net change in notes and installment contracts                                       (44,943)       (23,119)         (13,547)
  Proceeds from sale of installment contracts                                          62,815         47,852
  Other investing activities                                                           (1,686)        (1,085)             133
                                                                                     ----------     ---------      -----------
           Net cash provided by (used in) investing activities                        (12,362)        10,917          (19,009)
                                                                                     ----------     ---------       ----------
FINANCING ACTIVITIES:
  Net borrowings on notes payable                                                       4,824          1,307
  Proceeds from long-term borrowings                                                    7,807                          25,263
  Payments on long-term debt                                                             (545)       (15,024)         (22,457)
  Net proceeds from sales of common stock                                                 505          3,113            2,100
  Proceeds from exercise of stock options                                                 284            157                7
  Cash dividends paid                                                                  (2,926)        (2,584)          (1,470)
  Purchase of treasury stock                                                          (15,675)        (8,277)
  Other financing activities                                                                -              -             (157)
                                                                                     ----------     ---------        ----------
           Net cash provided by (used in) financing activities                         (5,726)       (21,308)           3,286
                                                                                     ----------     ---------        ----------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                         (24,608)        26,967            7,525

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                           64,243         37,276           29,751
                                                                                     ----------     ---------        ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                               $ 39,635       $ 64,243         $ 37,276
                                                                                     ==========     =========        ==========
See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of Cavalier Homes, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the "Company"). The Company's minority ownership interests in various joint ventures are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets. Intercompany transactions have been eliminated in consolidation. See Note 12 for information related to the Company's business segments.

      Nature of Operations - The Company designs and produces manufactured homes which are sold to a network of dealers located primarily in the South Central and South Atlantic regions of the United States. In addition, through its financial services segment, the Company offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's exclusive dealer locations and company-owned retail locations. The Company's retail segment operates retail sales locations which offer the Company's homes, financing and insurance products to retail customers.

      Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates.

      Fair Value of Financial Instruments - The carrying value of the Company's cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term maturity of those instruments. Additional information concerning the fair value of other financial instruments is disclosed in Notes 4 and 6.

      Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

      Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

      Property, Plant and Equipment - Property, plant and equipment is stated at cost and depreciated primarily over the estimated useful lives of the related assets using the straight-line method. Maintenance and repairs are expensed as incurred. The Company paid $337, $388 and $270 in 1999, 1998 and 1997, respectively, for construction of plant facilities, and paid $3.4 million in 1999 to exercise purchase options on two previously leased facilities, to companies among whose owners are certain officers, directors or stockholders of the Company.

      Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is being amortized over the expected periods to be benefited, 15 to 25 years, using the straight-line method.

      Impairment of Long-Lived Assets - The Company evaluates the recoverability of long-lived assets primarily using forecasted undiscounted cash flows, supplemented if necessary by an independent appraisal of fair value.

      Revenue Recognition - Sales of manufactured homes to independent dealers are recorded as of the date the home is shipped to the dealer. All sales are final and without recourse except for the contingency described in
      Note 11. For Company-owned retail locations, revenue is recorded upon transfer of title to the retail home buyer. Interest income on installment contracts receivable is recognized using the interest method.

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

      Insurance - The  Company's  workmen's  compensation  (prior to February 1,
      1999), product liability and general liability insurance coverages (with the exception of two subsidiaries, whose insurance is provided under fully insured policies) are provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales.
      Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. During 1999, the Company's workmen's compensation coverage was converted to a fully insured policy.

      Net Income Per Share - The Company reports two separate net income per share numbers, basic and diluted. Both are computed by dividing net income by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below (in thousands of shares):

                                                          1999       1998      1997

      Weighted average shares outstanding               18,126     19,905    19,835

      Dilutive effect of stock options and warrants         78        239       193
                                                      --------   --------  --------
      Weighted average shares outstanding,
        assuming dilution                               18,204     20,144    20,028
                                                      ========   ========  ========


      Options and warrants that could potentially dilute basic net income per share in the future were not included in the computation of diluted net income per share because to do so would have been antidilutive. Antidilutive options and warrants (in thousands of shares) were 2,602, 642, and 1,399 for 1999, 1998, and 1997, respectively.

      Recent Accounting Pronouncement - In June 1998, Statement of Financial Accounting Standards ("SFAS") 133, Accounting for Derivative Instruments and Hedging Activities was issued. As amended, SFAS 133 is required to be adopted for years beginning after June 15, 2000. The Company is currently evaluating SFAS 133 and has not yet determined its impact on the Company's consolidated financial statements.

      Reclassifications - Certain amounts from the prior periods have been reclassified to conform to the 1999 presentation.

2.    BUSINESS COMBINATION AND ACQUISITIONS
      The Company acquired various retail lots during 1999 and 1998. These acquisitions were accounted for as purchases with the excess purchase price over net assets acquired recorded as goodwill. Collectively, these acquisitions were not material to the consolidated financial statements.

      On December 31, 1997, Belmont Homes, Inc. ("Belmont") was merged with and into a subsidiary of Cavalier Homes, Inc. ("Cavalier"), and 7,555,121 shares of Cavalier's common stock were issued in exchange for all of the outstanding common stock of Belmont. The merger was accounted for as a pooling of interests, and, accordingly, the accompanying 1997 financial statements were restated to include the results of operations and cash flows of Belmont.

      Revenues and net income for the separate companies and the combined amounts presented in the 1997 consolidated financial statements are as follows (excluding non-recurring merger and related costs):


                                              1997
       Revenues:
         Cavalier                        $ 336,343
         Belmont                           224,845
                                         ---------
       Combined                          $ 561,188
                                         =========
       Net income:
         Cavalier                        $  10,428
         Belmont                             5,688
                                         ---------
       Combined                          $  16,116
                                         =========

      Certain   amounts  from  Belmont's   prior   financial   statements   were
      reclassified to conform to Cavalier's presentation.

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

3.    IMPAIRMENT CHARGE FOR IDLED FACILITIES

      During 1999, because of deteriorating market conditions, the Company recorded a noncash impairment charge of $4.0 million in connection with the idling of five home manufacturing plants to consolidate manufacturing into other plants. The write-down to estimated fair value was based primarily on independent appraisals of fair value.


                                        42
4.    INSTALLMENT CONTRACTS RECEIVABLE


      CAC finances retail sales through the purchase of installment contracts from a portion of the Company's exclusive dealers, at fixed interest rates, in the ordinary course of business, and periodically resells certain of the loans to a financial institution under the terms of a retail finance agreement. Standard loan programs require minimum down payments, ranging from 0% to 20% of the purchase price of the home, on all installment contracts based on the creditworthiness of the borrower. In addition, CAC requires the borrower to maintain adequate insurance on the home throughout the life of the contract. Contracts are secured by the home which is subject to repossession by CAC upon default by the borrower.


      CAC's portfolio consists of fixed rate contracts with interest rates generally ranging from 9% to 14% and from 8.0% to 13.0% at December 31, 1999 and 1998, respectively. The average original term of the portfolio was approximately 269 and 216 months at December 31, 1999 and 1998, respectively. During 1998, CAC entered into an agreement to sell, without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CAC), contracts in its portfolio that meet specified credit criteria. Under this agreement, CAC sold $60,558 and $45,804 contracts receivable and realized a gain of $2,257 and $2,048 for the years ended December 31, 1999 and 1998, respectively.

      At December 31, 1999, estimated principal payments under installment contracts receivable are as follows:



                    Year Ending
                   December 31,
                       2000                                  $   143
                       2001                                      160
                       2002                                      178
                       2003                                      199
                       2004                                      223
                    Thereafter                                 8,547
                                                             -------
                       Total                                 $ 9,450
                                                             =======

      Activity in the allowance for   losses   on   installment contracts was as
      follows:


                                              1999         1998        1997

      Balance, beginning of year           $   760      $ 1,272     $   941
      Provision for losses                   2,192        1,042       1,329
      Charge-offs, net                      (1,296)      (1,554)       (998)
                                           --------     --------    --------
      Balance, end of year                 $ 1,656      $   760     $ 1,272
                                           ========     ========    ========

      At December 31, 1999 and 1998, the estimated fair value of installment contracts receivable was $8,402 and $26,211, respectively. These fair values were estimated using discounted cash flows and interest rates offered by CAC on similar contracts at that time.

5.    INVENTORIES

      Inventories consisted of the following:

                                         1999           1998

      Raw materials                   $ 27,363       $ 26,224
      Work-in-process                    3,513          3,697
      Finished goods                    19,244          8,882
                                      ---------      ---------
      Total                           $ 50,120       $ 38,803
                                      =========      =========

      During 1999, 1998, and 1997, the Company purchased raw materials of approximately $20,166, $12,413 and $10,592, respectively, from joint ventures in which the Company owns a minority interest and from a company in which a stockholder and director of the Company is also a stockholder.

6.    CREDIT ARRANGEMENTS

      The Company has a $35,000 revolving, warehouse and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to 80% and 50% of the Company's eligible accounts receivable and inventories, respectively, up to a maximum of $10,000. Interest is payable under the revolving line of credit at the bank's prime rate (8.50% and 7.75% at December 31, 1999 and 1998, respectively) or, if elected by the Company, the 90-day LIBOR rate plus 2.5% (8.50% and 7.57% at December 31, 1999 and 1998, respectively). No amounts were outstanding under the revolving line of credit at December 31, 1999 and 1998.

      The warehouse and term-loan agreement contained in the Credit Facility provide for borrowings of up to 80% of the Company's eligible installment sale contracts, up to a maximum of $25,000. Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, and floats for the remaining two years at a rate (subject to certain limits) equal to the bank's prime rate plus .75%. The warehouse component of the Credit Facility provides for borrowings of up to $25,000 with interest payable at the bank's prime rate or, if elected by the Company, the 90-day LIBOR rate plus 2.5%. However, in no event may the aggregate outstanding borrowings under the warehouse and term-loan agreement exceed $25,000. No amounts were outstanding under the warehouse and term-loan portion of the Credit Facility at December 31, 1999 and 1998.

      The Credit Facility contains certain restrictive and financial covenants, which, among other things, limit the aggregate of dividend payments and purchases of treasury stock to 50% of consolidated net income for the two most recent years, restrict the Company's ability to pledge assets, incur additional indebtedness and make capital expenditures, and require the Company to maintain certain defined financial ratios. At December 31, 1999, the Company was in violation of certain covenants; however, appropriate waiver letters have been obtained from the lender. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by CAC, and the capital stock of certain of the Company's consolidated subsidiaries.

      On February 29, 2000, the Company received a commitment from its primary bank to extend its Credit Facility through April 2002. The renewal increases the amount available under the revolving line of credit to $35,000 (an increase from $10,000), provided that aggregate amounts outstanding under the revolving note and term loans do not exceed $35,000, eliminates the warehouse feature of the Credit Facility, provides for more favorable interest rates, and modifies certain financial covenants to be more restrictive.

      The Company has $15,562 and $4,163 of notes payable under retail floor plan agreements at December 31, 1999 and 1998, respectively. The notes are collateralized by certain inventories and bear interest at the prime rate.

      The Company has amounts outstanding under six Industrial Development Revenue Bond issues ("Bonds") of $11,337 and $4,052 at December 31, 1999 and 1998, respectively. Four of the bond issues bear interest at variable rates ranging from 4.0% to 5.4% and mature at various dates through April 2009. One of the bond issues is payable in equal monthly installments and bears interest at 75% of the prime rate and matures in 2005. One of the bond issues is payable in equal quarterly principal payments with interest payable at 6.75% and matures in 2004. The bonds are collateralized by certain plant facilities. At December 31, 1999, restricted bond proceeds of $1,725 were not disbursed and are reflected as a non-current asset in the consolidated balance sheets.

      At December 31, 1999, principal repayment requirements on long-term debt are as follows:

              Year Ending
                December 31,

                    2000                                 $  1,119
                    2001                                    1,167
                    2002                                    1,215
                    2003                                    1,254
                    2004                                    1,461
                    Thereafter                              5,121
                                                         ---------
                    Total                                  11,337
                    Less current portion                    1,119
                                                         ---------
                    Long-term debt                       $ 10,218
                                                         =========


      The estimated fair value of outstanding borrowings approximated carrying value at December 31, 1999 and 1998. These estimates were determined using rates at which the Company believes it could have obtained similar borrowings at that time.


      Cash paid for interest during the years ended December 31, 1999, 1998 and 1997 was $1,480, $776 and $1,445, respectively.

7.    STOCKHOLDERS' EQUITY

      The Company has adopted a Stockholder Rights Plan with the terms and conditions of the plan set forth in a Rights Agreement dated October 23, 1996 between the Company and its Rights Agent. Pursuant to the plan, the Board of Directors of the Company declared a dividend of one Right (as defined in the Rights Agreement) for each share of the Company's outstanding common stock to stockholders of record on November 6, 1996. One Right is also associated with each share of the Company's outstanding common stock issued after November 6, 1996, until the Rights become exercisable, are redeemed or expire. The Rights, when exercisable, entitle the holder to purchase a unit of 0.80 one-hundredth share of Series A Junior Participating Preferred Stock, par value $.01, at a purchase price of $80 per unit. Upon certain events relating to the acquisition of, or right to acquire, beneficial ownership of 20% or more of the Company's outstanding common stock by a third party, or a change in control of the Company, the Rights entitle the holder to acquire, after the Rights are no longer redeemable by the Company, shares of common stock of the Company (or, in certain cases, securities of an acquiring person) for each Right held at a significant discount. The Rights will expire on November 6, 2006, unless redeemed earlier by the Company at $.01 per Right under certain circumstances.

      Pursuant to a common stock repurchase program approved by the Company's Board of Directors, a total of 2.6 million shares has been purchased at a cost of approximately $24 million. At December 31, 1999, the Company may acquire up to 1.4 million additional shares under the program.

8.    INCENTIVE PLANS

      Dealership Stock Option Plan -

o Effective December 31, 1999, the Company cancelled its Dealership Stock Option Plan (the "Dealer Plan") to eligible independent dealerships. The Dealer Plan allowed for 562,500 options to be issued at a price equal to the fair market value on the date of grant, and these options were earned based on the amount of contracts funded through CAC during the year. Options granted under the Plan are immediately exercisable and expire three years from the grant date. Since these options have been granted to persons other than employees, the Company adopted the recognition and measurement provisions of SFAS 123, Accounting for Stock-Based Compensation.

      Employee and Director Plans:

o The Company has a Key Employee Stock Incentive Plan (the "1996 Plan") which provides for the granting of both incentive and non-qualified stock options. Additionally, the 1996 Plan provides for stock appreciation rights and awards of both restricted stock and performance shares. Options are granted at prices and terms determined by the compensation committee of the Board of Directors. The 1996 Plan also provides for an additional number of common shares to be reserved for issuance each January 1, through January 1, 2001, equal to 1.5% of the number of the common shares outstanding on that date. Options granted under the 1996 Plan are generally exercisable six months after the grant date and expire ten years from the date of grant.

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

o The Company has a Deferred Compensation and Flexible Option Plan (the "Deferred Plan") which provides for deferral of a portion of certain key employees' earnings plus a Company match. Upon the occurrence of a distributable event, the employee will receive the greater of cash at a fixed annual return or shares of the Company's common stock credited to his account valued at fair market value. The Company funds benefits under the Deferred Plan through cash contributions and through the issuance of a stock option to a trust at an exercise price equal to fair market value on the date of the grant. Under the Deferred Plan, there are 500,000 shares of Company common stock available for issuance. At December 31, 1999, the Company had recorded plan investments of $3,133 and a deferred compensation liability of $3,557.

      Compensation expense recorded in connection with these plans for the years ended December 31, 1999 and 1998 was not material.

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

                                             1999          1998           1997

      Net income:
        As reported                        $ 2,150       $ 18,655        $10,247
        Pro forma                          $ 1,029       $ 16,506        $ 8,661

      Basic net income per share:
        As reported                        $  0.12       $   0.94        $  0.52
        Pro forma                          $  0.06       $   0.83        $  0.44

      Diluted net income per share:
        As reported                        $  0.12       $   0.93        $  0.51
        Pro forma                          $  0.06       $   0.82        $  0.43

      The fair value of options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                            1999         1998         1997

      Dividend yield                        1.90%        1.56 %       1.13 %
      Expected volatility                  40.10%       40.49 %      43.94 %
      Risk free interest rate               5.27%        5.52 %       6.12 %
      Expected lives                        9.0 years    5.0 years    3.0 years

      The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts, and additional awards in future years are anticipated.

      With respect to options exercised, the income tax benefits resulting from compensation expense allowable under federal income tax regulations in excess of the expense reflected in the Company's financial statements have been credited to additional paid-in-capital. These benefits, which totaled $28 (1999), $90 (1998), and $-0- (1997), represent a noncash financing transaction for purposes of the consolidated statements of cash flows.


                                        48
      Information   regarding  all  of  the  Company's  stock  option  plans  is summarized below:


                                                                                                  Weighted
                                                                              Weighted            Average
                                                                               Average           Fair Value
                                                           Shares           Exercise Price      At Grant Date


      Outstanding at December 31, 1996                   1,461,609             $ 11.76
        Granted at fair value                              858,425               10.61             $ 3.52
        Exercised                                           (1,000)               4.27
        Cancelled                                         (564,420)              13.75
                                                         ----------
      Outstanding at December 31, 1997                   1,754,614             $ 10.56
        Granted at fair value                              890,393               10.26             $ 3.50
        Exercised                                          (35,267)               4.45
        Cancelled                                          (49,746)              11.39
                                                         ----------
      Outstanding at December 31, 1998                   2,559,994             $ 10.52
        Granted at fair value                              448,266                8.96             $ 3.48
        Exercised                                          (38,500)               7.37
        Cancelled                                         (174,357)              12.34
                                                         ----------
      Outstanding at December 31, 1999                   2,795,403             $ 10.20
                                                         ==========            =======
      Options exercisable at December 31, 1999           2,762,803             $ 10.17
                                                         ==========            =======
      Options exercisable at December 31, 1998           2,438,434             $ 10.42
                                                         ==========            =======
      Options exercisable at December 31, 1997           1,536,986             $ 10.37
                                                         ==========            =======



      Stock options available for future grants at December 31, 1999 were 704,565 under all of the Company's various stock option plans.


      The following table summarizes information concerning stock options outstanding at December 31, 1999:



                                           Options Outstanding                    Options Exercisable
                               --------------------------------------------- -------------------------------
                                                      Weighted
                                                      Average      Weighted                         Weighted
                                                      Remaining      Average                         Average
           Range of                     Number       Contractual    Exercise         Number        Exercise
       Exercise Prices               Outstanding        Life          Price        Exercisable        Price

        $0.55 - $5.50                   273,477          7.71      $  4.17           273,477       $   4.17
        $6.00 - $9.66                   367,586         17.67         8.73           367,586           8.73
        $9.75 - $10.88                1,644,815          9.14        10.38         1,644,815          10.38
       $11.00 - $16.60                  509,525          8.58        13.93           476,925          13.98
                                      ----------                                   ----------
        $0.55 - $16.60                2,795,403         10.02      $ 10.20         2,762,803        $ 10.17
                                      ==========        ======     ========        ==========       ========


9.    INCOME TAXES

      Provision for income taxes consist of:


                              1999           1998           1997
Current:
  Federal                  $ 5,337       $ 12,469        $ 9,574
  State                        750          2,238            921
                           --------      ---------       --------
                             6,087         14,707         10,495
                           --------      ---------       --------
Deferred:
  Federal                   (4,140)        (1,337)        (2,368)
  State                       (544)          (743)           (35)
                           --------      ---------       ---------
                            (4,684)        (2,080)        (2,403)
                           --------      ---------       ---------
     Total                 $ 1,403       $ 12,627        $ 8,092
                           ========      =========       =========

      Total income tax expense for 1999, 1998, and 1997 is different from the amount that would be computed by applying the expected federal income tax rate of 35% to income before income taxes. The reasons for this difference are as follows:


                                                               1999           1998          1997

      Income tax at expected federal income tax rate         $ 1,143       $ 10,948      $ 6,419
      State income taxes, net of federal tax effect              125          1,100          651
      Non-taxable life insurance proceeds                                         -         (525)
      Non-deductible operating expenses                          262            295          387
      State jobs tax credits                                     (38)          (126)         (40)
      Non-deductible merger related expenses                                      -        1,085
      Other                                                      (89)           410          115
                                                             --------      ---------     --------
                                                             $ 1,403       $ 12,627      $ 8,092
                                                             ========      =========     ========


      Deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. The approximate tax effects of temporary differences at December 31, 1999 and 1998 were as follows:

                                                                   1999       1998

                                                                  Assets (Liabilities)
       Current differences:

       Warranty expense                                         $  4,460       $ 4,051

       Inventory capitalization                                      732           561

       Allowance for losses on receivables                         2,483           718

       Accrued expenses                                            4,974         4,059

       Asset valuation                                             1,850

       Other                                                         667            24
                                                                ---------      --------
                                                                $ 15,166       $ 9,413
                                                                =========      ========

                                                                   1999       1998
                                                                  Assets (Liabilities)
       Noncurrent differences:
        Depreciation and basis differential of acquired assets  $ (2,384)  $ (2,061)
        Goodwill                                                    (289)      (569)
        Merger related expenses                                      684      1,007
        Other                                                        530      1,233
                                                                ---------  ---------
                                                                $ (1,459)  $   (390)
                                                                =========  =========



      Cash paid for income taxes for the years ended December 31, 1999, 1998 and 1997 was $11,835, $12,250 and $10,632, respectively.

10.   EMPLOYEE BENEFIT PLANS

      The Company has self-funded group medical plans which are administered by third party administrators. The Plans have reinsurance coverage limiting liability for any individual employee loss to a maximum of $100, with an aggregate limit of losses in any one year based on the number of covered employees. Incurred claims identified under the Company's incident reporting system and incurred but not reported claims are funded or accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries. The Company has established self insurance trust funds for payment of claims and makes deposits to the trust funds in amounts determined by consulting actuaries. The cost of these plans to the Company was $8,022, $5,517 and $4,693 for years ended December 31, 1999, 1998 and 1997, respectively.

      The Company sponsors employee 401(k) retirement plans covering all employees who meet participation requirements. Employee contributions are limited to a percentage of compensation as defined in the Plans. The amount of the Company's matching contribution is discretionary as determined by the Board of Directors. Company contributions amounted to $1,071, $623 and $545 for the years ended December 31, 1999, 1998 and 1997, respectively.

11.   COMMITMENTS AND CONTINGENCIES

      Operating Leases:

      Two of the Company's manufacturing facilities are leased under separate operating lease agreements (the "Related Leases") with partnerships or companies among whose owners are certain officers, directors or stockholders of the Company. The Related Leases require monthly payments ranging from $6 to $13 and provide for lease terms ending from July 2000 to April 2004 as well as renewal option periods. The Related Leases also contain purchase options whereby the Company can purchase the respective manufacturing facility for $850 and $1,125 at any time during the lease terms.

      Additionally, the Company is obligated under various operating lease agreements with varying monthly payments and expiration dates through June 2017. Total rent expense under operating leases was $1,191, $1,353 and $1,418 for the years ended December 31, 1999, 1998 and 1997, respectively, including rents paid to related parties of $354 (1999), $865 (1998) and $817 (1997).

      Future minimum rents payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 1999 are as follows:

                      Year Ending
                      December 31,

                          2000                                     $   891
                          2001                                         661
                          2002                                         585
                          2003                                         404
                          2004                                         183
                          Thereafter                                   154
                                                                   --------
                          Total                                    $ 2,878
                                                                   ========
      Contingent Liabilities and Other:

      a. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The estimated potential obligations under such agreements approximated $273,000 at December 31, 1999. The Company has an allowance for losses of $3,464 (1999) and $1,201 (1998) based on prior experience and market conditions.

      b. Under the insurance plans described in Note 1, the Company was contingently liable at December 31, 1999 for future retrospective premium adjustments up to a maximum of approximately $14,456 in the event that additional losses are reported related to prior years.

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

      d. The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $3,985. At December 31, 1999, $9,121 was outstanding under the various guarantees, of which the Company had guaranteed $3,076.

12.   SEGMENT INFORMATION

      The Company's reportable segments are organized around products and services. Through its Home manufacturing segment, the Company's 11 divisions, which are aggregated for reporting purposes, design and manufacture homes which are sold in the United States to a network of dealers which includes Company owned retail locations. Through its Financial services segment, the Company offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's exclusive dealer network and Company-owned retail locations. The Company's retail segment is comprised of company owned retail lots that derive their revenues from home sales to individuals. Included in the "other" category are component manufacturers who sell their products to the manufacturing segment of the Company as well as other manufacturers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expenses) or income taxes.

                                                   1999        1998        1997
      Gross revenue:
        Home manufacturing                     $ 573,129   $ 603,369   $ 553,730
        Financial services                         6,107       6,088       5,346
        Retail                                    20,914       7,167
        Other                                     40,315      36,699      22,688
                                               ----------  ----------   ---------
         Gross revenue                           640,465     653,323     581,764
                                               ==========  ==========   =========
      Intersegment revenue:
        Home manufacturing                        17,373       5,253
        Financial services
        Retail
        Other                                     35,292      34,000      20,576
                                               ----------  ----------  ----------
         Intersegment revenue                     52,665      39,253      20,576
                                               ==========  ==========  ==========
      Revenue from external customers:
        Home manufacturing                       555,756     598,116     553,730
        Financial services                         6,107       6,088       5,346
        Retail                                    20,914       7,167
        Other                                      5,023       2,699       2,112
                                               ----------  ----------  ----------
         Total revenue                         $ 587,800   $ 614,070   $ 561,188
                                               ==========  ==========  ==========
      Operating profit (loss):
        Home manufacturing                     $   7,866   $  26,193   $  23,742
        Financial services                          (219)      2,215       2,015
        Retail                                    (1,935)       (427)
        Other                                        466       2,314         598
        Elimination                                 (744)       (826)        (77)
                                               ----------  ----------  ----------
        Segment operating profit                   5,434      29,469      26,278
        General corporate                         (1,917)        282      (9,197)
                                               ----------  ----------  ----------
         Operating profit                      $   3,517   $  29,751   $  17,081
                                               ==========  ==========  ==========
      Depreciation and amortization:
        Home manufacturing                     $   8,215   $   7,305   $   6,686
        Financial services                           359         209         208
        Retail                                       544         146
        Other                                        463         385         337
                                               ----------  ----------  ----------
        Segment depreciation and amortization      9,581       8,045       7,231
        General corporate                            669         320         261
                                               ----------  ----------  ----------
         Total depreciation and amortization   $  10,250   $   8,365   $   7,492
                                               ==========  ==========  ==========
      Capital expenditures:
        Home manufacturing                     $  17,486   $  13,173   $   8,370
        Financial services                           167         181         265
        Retail                                       986         601
        Other                                      1,208         384          89
                                               ----------  ----------  ----------
        Segment capital expenditures              19,847      14,339       8,724
        General corporate                          4,699         316       1,462
                                               ----------  ----------  ----------
         Total capital expenditures            $  24,546    $  14,655  $  10,186
                                               ==========  ==========  ==========


                                            1999             1998             1997

      Identifiable assets:
       Home manufacturing                $ 155,947        $ 156,219        $ 142,998
       Financial services                   17,254           28,424           52,020
       Retail                               23,614            7,665
       Other                                13,988           11,683            7,509
       Elimination                         (32,752)          (9,548)         (17,142)
                                         ----------       ----------       ----------
       Segment assets                      178,051          194,443          185,385
       General corporate                    51,523           41,509           26,169
                                         ----------       ----------       ----------
        Total assets                     $ 229,574        $ 235,952        $ 211,554
                                         ==========       ==========       ==========

      The Financial services segment's operating profit includes net interest income of $1,968, $2,987, and $3,283 and gains from the sale of installment contracts of $2,257, $2,048 and $-0- for the years ended December 31, 1999, 1998, and 1997, respectively.

      Identifiable assets for the General corporate category include $1,604, $1,447, and $1,264 of investment in equity method investees at December 31, 1999, 1998 and 1997, respectively. General corporate operating income includes equity in the net income of investees accounted for by the equity method of $397, $250, and $296 for the years ended December 31, 1999, 1998 and 1997, respectively.

                      CAVALIER HOMES INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 1999, 1998 and 1997
                             (Dollars in Thousands)



(Dollars in Thousands)
                                                        Increases     Additions
                                        Balance at     Attributable   Charged to      Charged                     Balance at
                                        Beginning of       to         Costs and       to Other                      End of
                                          Period       Acquisitions    Expenses       Accounts     Deductions       Period
                                        ------------   ------------  -------------  -------------  ------------  -------------
Allowance for losses on Accounts
   Receivable:
       Year Ended December 31, 1999   $       1,201                         3,215                         (952)$        3,464
                                        ============   ============  =============  =============  ============  =============

       Year Ended December 31, 1998   $       1,175                           407                         (381)$        1,201
                                        ============   ============  =============  =============  ============  =============

       Year Ended December 31, 1997   $         837                           527                         (189)$        1,175
                                        ============   ============  =============  =============  ============  =============

Allowance for credit losses:
       Year Ended December 31, 1999   $         760                         2,192                       (1,296)$        1,656
                                        ============   ============  =============  =============  ============  =============

       Year Ended December 31, 1998   $       1,272                         1,042                       (1,554)$          760
                                        ============   ============  =============  =============  ============  =============

       Year Ended December 31, 1997   $         941                         1,329                         (998)$        1,272
                                        ============   ============  =============  =============  ============  =============

Accumulated amortization of goodwill:
       Year Ended December 31, 1999   $       4,154                         1,278                              $        5,432
                                        ============   ============  =============  =============  ============  =============

       Year Ended December 31, 1998   $       3,102                         1,052                              $        4,154
                                        ============   ============  =============  =============  ============  =============

       Year Ended December 31, 1997   $       1,947                         1,068             87               $        3,102
                                        ============   ============  =============  =============  ============  =============

Accumulated amortization of non-compete
   agreement:
       Year Ended December 31, 1999   $         353                           100                              $          453
                                        ============   ============  =============  =============  ============  =============

       Year Ended December 31, 1998   $         277                            76                              $          353
                                        ============   ============  =============  =============  ============  =============

       Year Ended December 31, 1997   $         221                            56                              $          277
                                        ============   ============  =============  =============  ============  =============

Warranty reserve:
       Year Ended December 31, 1999   $      12,400                        33,653                      (33,053)$       13,000
                                        ============   ============  =============  =============  ============  =============

       Year Ended December 31, 1998   $      11,700                        27,771                      (27,071)$       12,400
                                        ============   ============  =============  =============  ============  =============

       Year Ended December 31, 1997   $      10,566                        24,357                      (23,223)$       11,700
                                        ============   ============  =============  =============  ============  =============


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

For a description of the directors and executive officers of the Company, see "Election of Directors," "Executive Officers and Principal Stockholders," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For a description of the Company's executive compensation, see "Election of Directors," "Executive Officers and Principal Stockholders," "Executive Compensation" (other than the "Report of the Compensation Committee on Executive Compensation" and the "Performance Graph"), "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

For a description of the security ownership of management and certain beneficial owners, see "Executive Officers and Principal Stockholders" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of certain relationships and related transactions of the Company, see "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2000, which are incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON FORM 8-K

(a)      1.       The financial statements contained in this report and the page on which they may be found are as follows:

         Financial Statement Description                                                Form 10-K Page No.
         -------------------------------                                                ------------------

         Independent Auditors' Report                                                            34
         Consolidated Balance Sheets as of December 31, 1999 and 1998                            35
         Consolidated Statements of Income for the years ended December 31, 1999,                37
                           1998 and 1997
         Consolidated Statements of Stockholders' Equity for the years ended                     38
                           December 31, 1999, 1998 and 1997
         Consolidated Statements of Cash Flows for the years ended December 31,                  39
                           1999, 1998 and 1997
         Notes to Consolidated Financial Statements                                              40

         2.       The financial statement schedules required to be filed    with
this report and the pages on which they may be found are as follows:

         No.       Schedule Description                                                 Form 10-K Page
         ---    ---------------------------------                                       ---------------
         II     Valuation and Qualifying Accounts                                                55

         3. The exhibits required to be filed with this report are listed below. The Company will furnish upon request any of the exhibits listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.

(3)               Articles of Incorporation and By-laws.

*                 (a)      The  Composite  Amended   and Restated Certificate of
Incorporation of the Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                  (b)      Lease   Agreement   dated  April  1,  1999,   between
Development Authority of Johnson County, Georgia and Bellcrest Homes, Inc. regarding the lease of the manufacturing facility located in Adrian, Georgia.

*                 (c)      Lease Agreement with Option to Purchase between  John
H. Beard and Alexander P. Beard, Trustees under the Will of Bryce Parker Beard, and BRC Components, Inc. dated March 4, 1999, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1999.

* (d) Sub-lease Agreement with Option to Purchase between Winfield Industrial Development Association, Inc and Buccaneer Homes of Alabama, Inc. dated May 9, 1994, filed as Exhibit 10(k) to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Registration No. 33-78644).

*                 (e)      Lease  Agreement  dated March 1, 1997,  between   the
City of Winfield and Buccaneer Homes, a division of Cavalier Manufacturing, Inc., filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* (f) Lease Agreement between the Industrial Development Board of the Town of Addison and Jerry F. Wilson, Robert Lowell Burdick and John W Lowe, dated as of June 1, 1984, filed as Exhibit 10(j) to the Company's Registration Statement on Form S-1, Registration No. 33-3525, dated February 21, 1986.

                  (g) Assignment and Assumption Agreement by and among the Estate of Jerry F. Wilson, Robert Lowell Burdick, John W Lowe, Cavalier Manufacturing, Inc. and Cavalier Real Estate Co., Inc., dated January 13, 1999, regarding the lease of the manufacturing facility located in Addison, Alabama.

                  (h) Lease Agreement between the Industrial Development Board of the Town of Addison and the Winston County Industrial Development Association, dated as of February 1, 1994, regarding the lease of the manufacturing facility located in Addison, Alabama.

* (i) Lease Agreement between The Industrial Development Board of the Town of Addison and Cavalier Homes of Alabama, a division of Cavalier Manufacturing, Inc., dated November 1, 1997, filed as Exhibit 10(yy) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                  (j)      Lease Agreement dated April 1, 1999, between    Crisp
County-Cordele Industrial Development Authority and Cavalier Industries, Inc. regarding the lease of the manufacturing facility located in Cordele, Georgia.

* (k) Lease Agreement dated October 16, 1996, between Virginia Cary L. McDonald and Star Industries, Inc. regarding the lease of the manufacturing facility located in Robbins, North Carolina, filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* (l) Assignment and Assumption Agreement between Star Industries, Inc. and Cavalier Industries, Inc. regarding the lease of the manufacturing facility located in Robbins, North Carolina, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* (m) Lease Agreement with Option to Purchase between Marion County Industrial Development Corporation, Inc and Quality Housing Supply, Inc. dated May 9, 1994, filed as Exhibit 10(l) to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Registration No. 33-78644).

* (n) Commercial Sub-Lease and Agreement between Perfect Panels, Inc. and Quality Housing Supply, Inc., dated July 1, 1996, filed as
Exhibit 10(zz) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

* (o) Lease Agreement dated March 1, 1995, between the Industrial Development Board of the City of Haleyville, Alabama and Wheel House Properties, Inc., as assigned to and assumed by Star Industries, Inc. on January 11, 1996, and as further assigned to and assumed by Cavalier Manufacturing, Inc. in December 1996, filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

*                 (p)      Lease Agreement between City of Mineral Wells,  Texas
and Cavalier Homes of Texas dated February 27, 1996, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                  (q)      Lease Agreement dated June 1, 1997,   between  Graham
Industrial Association, Inc. and Cavalier Manufacturing, Inc. regarding the lease of the manufacturing facility located in Graham, Texas.

                  (r)      Lease Agreement dated   November 1,   1997,   between
Greenstar,   L.L.C.   and  The  Colonial  Group,   regarding  the  lease  of  an
administrative facility in Greensboro, North Carolina.

                  (s) Addendum to Lease Agreement dated January 18, 1999, between Greenstar, L.L.C. and The Colonial Group, regarding the lease of an administrative facility in Greensboro, North Carolina.

                  (t)      Assignment and Assumption Agreement dated April   29,
1999, between The Colonial Group and Cavalier Homes, Inc. regarding the lease of the administrative facility in Greensboro, North Carolina.

* (u) Revolving, Warehouse and Term Loan Agreement among the Company and First Commercial Bank dated February 17, 1994, filed as Exhibit 10(u) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

* (v) Amendments to the Revolving, Warehouse and Term Loan Agreement among the Company and First Commercial Bank dated March 14, 1996, filed as Exhibit 10(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

* (w) Second Amendment to the Revolving Warehouse and Term Loan Agreement among Cavalier Homes, Inc. and First Commercial Bank, dated June 1, 1998, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1998.

* (x) Assumption Agreement dated as of January 2, 1997, by and among the Company, First Commercial Bank and certain subsidiaries of the Company, filed as Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

*                 (y)      Assumption Agreement among Cavalier Homes, Inc.   and
First Commercial Bank, dated June 1, 1998, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1998.

                  (z) Commitment Letter and Addendum among Cavalier Homes, Inc., Cavalier Acceptance Corporation and First Commercial Bank, dated February 29, 2000.
* (aa) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. dated July 15, 1997, relating to guaranty of payments by Lamraft, LP filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997. 10-K for the year ended December 31, 1998.

* (bb) Amendment to the Limited Credit Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., executed as of March 24, 1999, relating to guaranty of payments by Lamraft, LP filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.

* (cc) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., dated as of September 1, 1999, relating to guaranty of payments by Lamraft, LP, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.

* (dd) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. dated July 15, 1997, relating to guaranty of payments by Hillsboro Manufacturing, LP filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

* (ee) Amendment to the Limited Credit Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. executed as of March 24, 1999, relating to guaranty of payments by Hillsboro Manufacturing, LP filed as
Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.

* (ff) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. dated July 15, 1997, relating to guaranty of payments by Woodperfect of Texas, LP filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

* (gg) Amendment to the Limited Credit Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. executed March 24, 1999, relating to guaranty of payments by Woodperfect of Texas, LP filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.

                  (hh) Release of Guarantor and Amendment to Guaranty Agreements among First Commercial Bank, Patriot Homes, Inc., Cavalier Homes, Inc., Southern Energy Homes, Inc. and Lee Roy Jordan, dated as of December 31, 1999.

* (ii) Guaranty Agreement between SouthTrust Bank and Cavalier Homes, Inc. dated as of July 27, 1998, relating to guaranty of payments by Woodperfect, Ltd., filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.

* (jj) Agreement dated March 10, 1998, by and between Cavalier Acceptance Corporation and Green Tree Financial Servicing Corporation, filed as Exhibit 10(xx) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

* (kk) Amended and Restated Finance Agreement among Cavalier Manufacturing, Inc., Cavalier Acceptance Corporation and certain related entities and Green Tree Financial Corp. and certain related entities, filed as
Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1998.

* (ll) Manufactured Home Loan Purchase Agreement dated as of June 30, 1999, by and between Cavalier Acceptance Corporation and Green Tree Financial Corporation and certain of its affiliates, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1999.

*        **       (mm)     Cavalier Homes, Inc. 1988 Nonqualified Stock   Option
Plan, as amended, filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

*        **       (nn)     Cavalier   Homes,   Inc.  1993  Amended and  Restated
Nonqualified Stock Option Plan, filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

* **              (oo)     Cavalier Homes, Inc. Executive Incentive Compensation
Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

* **              (pp)     Amendment to Cavalier Homes, Inc. Executive Incentive
Compensation Plan, filed as Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.

* **              (qq)     Cavalier  Homes,  Inc. Employee  Stock Purchase Plan,
filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

*        **       (rr)     Cavalier Homes, Inc.   Key   Employee Stock Incentive
Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

* **              (ss)     Amendment to Cavalier  Homes, Inc. Key Employee Stock
Incentive Plan, filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.

* **              (tt)     Amendment to Cavalier  Homes, Inc. Key Employee Stock
Incentive Plan, effective December 30, 1997, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

* **              (uu)     Amendment to Cavalier  Homes, Inc. Key Employee Stock
Incentive Plan, effective January 23, 1998, filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

* **              (vv)     Amendment to Cavalier  Homes, Inc. Key Employee Stock
Incentive Plan, effective October 20, 1998, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

*        **       (ww)     Cavalier Homes, Inc. Amended and Restated Nonemployee
Directors Stock Option Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

* **              (xx)     Amendment   to   Cavalier   Homes, Inc. Amended   and
Restated Nonemployee Directors Plan filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

* **              (yy)     Amendment  to   Cavalier  Homes,  Inc.   Amended  and
Restated Nonemployee Directors Plan, filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

* (zz) Cavalier Homes, Inc. Amended and Restated Dividend Reinvestment Plan, filed as Appendix A to the Prospectus appearing in the
Company's Post-Effective Amendment No. 1 to Form S-3, Registration No. 333-48111, filed on September 29, 1998.

*                 (aaa)    Cavalier Homes, Inc. Amended and Restated  Dealership
Stock Option Plan filed as Appendix A to the Company's Registration Statement on Form S-3, Amendment No. 2, Registration No. 33-62487, dated June 18, 1998.

* **              (bbb)    Cavalier  Homes,  Inc. Deferred  Compensation   Plan,
effective April 1, 1998, filed as Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended June 26, 1998.

*        **       (ccc)    Cavalier Homes, Inc. Flexible Option Plan  filed   as
Exhibit 4(e) to the Company's Registration Statement on Form S-8, Registration No. 333-57743, dated June 28, 1998.

*        **       (ddd)    Belmont Homes, Inc. 1994 Incentive Stock Plan,  filed
as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

*        **       (eee)    Belmont Homes, Inc. 1994 Non-Qualified Stock   Option
Plan for Non-Employee Directors, filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

* (fff) Form of Indemnification Agreement between Belmont Homes, Inc. and the Directors and Executive Officers of Belmont Homes, Inc., filed as Exhibit 10.2 to Belmont Homes, Inc. Current Report on Form 8-K filed on September 8, 1997.

* (ggg) Form of Indemnification Agreement by and between Cavalier Homes, Inc. and each member of its Board of Directors, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

* (hhh) Split dollar Agreement dated May 15, 1998, by and between the Company and Jerry F. Wilson, Jr. as Trustee of the David Allen Roberson Family Trust, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1998.

* **              (iii)    Retention  and  Severance Agreement, dated August 26,
1998, by and between Cavalier Homes, Inc. and Barry B. Donnell, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

* **              (jjj)    Retention  and  Severance Agreement, dated August 26,
1998, by and between Cavalier Homes, Inc. and David A. Roberson, originally filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998 and filed as 10(ggg) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 in order to correct a typographical error.

* **              (kkk)   Retention  and  Severance  Agreement, dated August 26,
1998,  by and between  Cavalier  Homes,  Inc.  and Michael R.  Murphy,  filed as
Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

 * (lll) Stock Purchase Agreement dated October 25, 1996, among Belmont Homes, Inc., Bellcrest Holding Co., Inc., G. Hiller Spann, Joe H. Bell, James M. Birdwell and Delroy Dailey, Jr., filed as an exhibit to Belmont Homes, Inc. Current Report on Form 8-K filed November 13, 1996, File No. 0-26142.

* (mmm) First Amendment to Stock Purchase Agreement between Belmont Homes, Inc. And the former shareholders of Bellcrest Homes, Inc. filed as Exhibit 10.1 to Belmont Homes, Inc. Current Report on Form 8-K filed on September 8, 1997.

* (nnn) The Agreement and Plan of Merger dated August 14, 1997, by and among the Company, Crimson Acquisition Corp. and Belmont Homes, Inc., filed as Exhibit 2 to the Company's Current Report on Form 8-K dated August 19, 1997.

*                 (ooo)    Amendment  No. 1 to the  Agreement and Plan of Merger
referenced in Exhibit 10(nn) above filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

(11)              Statement re Computation of Per Share Earnings.

(21)              Subsidiaries of the Registrant.

(23)              Consent of Deloitte & Touche LLP.

(27)              Financial Data Schedule
-----------------------------------------
*        Incorporated by reference herein.
**       Management contract or compensatory plan or arrangement.

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

                                   CAVALIER HOMES, INC.
                                   --------------------
                                   Registrant

                                   By: /s/ DAVID A. ROBERSON
                                      -----------------------
                                   Its President

                                   Date: March 30, 2000


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                                       Title                                       Date

/s/ DAVID A. ROBERSON                           Director and Principal Executive            March 30, 2000
------------------------------------
                                                Officer

/s/ MICHAEL R. MURPHY                           Director and Principal Financial and        March 30, 2000
---------------------------
                                                Accounting Officer

/s/ BARRY DONNELL                               Chairman of the Board and Director          March 30, 2000
---------------------------


/s/ THOMAS A. BROUGHTON, III                    Director                                    March 30, 2000
------------------------------------


/s/ JOHN W LOWE                                 Director                                    March 30, 2000
 --------------------------


/s/ LEE ROY JORDAN                              Director                                    March 30, 2000
------------------------------------


/s/ GERALD W. MOORE                             Director                                    March 30, 2000
------------------------------------


/s/ A. DOUGLAS JUMPER, SR.                      Director                                    March 30, 2000
---------------------------


/s/ MIKE KENNEDY                                Director                                    March 30, 2000
---------------------------

                                      INDEX

Exhibit
Number

(10)     Material Contracts
         (b) Lease Agreement dated April 1, 1999, between Development Authority of Johnson County, Georgia and Bellcrest Homes, Inc. regarding the lease of the manufacturing facility located in Adrian, Georgia.

         (g) Assignment and Assumption Agreement by and among the Estate of Jerry F. Wilson, Robert Lowell Burdick, John W Lowe, Cavalier Manufacturing, Inc. and Cavalier Real Estate Co., Inc., dated January 13, 1999, regarding the lease of the manufacturing facility located in Addison, Alabama.

         (h) Lease Agreement between the Industrial Development Board of the Town of Addison and the Winston County Industrial Development Association, dated as of February 1, 1994, regarding the lease of the manufacturing facility located in Addison, Alabama.

         (j) Lease Agreement dated April 1, 1999, between Crisp County-Cordele Industrial Development Authority and Cavalier Industries, Inc. regarding the lease of the manufacturing facility located in Cordele, Georgia.

         (q) Lease Agreement   dated June 1,   1997,   between Graham Industrial
             Association, Inc.  and   Cavalier Manufacturing, Inc. regarding the
             lease of the manufacturing facility located in Graham, Texas.

         (v) Lease Agreement dated November 1, 1997, between Greenstar,   L.L.C.
             and The Colonial Group, regarding the lease of an    administrative
             facility in Greensboro, North Carolina.

         (s) Addendum to Lease Agreement dated January 18, 1999, between Greenstar, L.L.C. and The Colonial Group, regarding the lease of an administrative facility in Greensboro, North Carolina.

         (x) Assignment and Assumption Agreement dated April 29, 1999,   between
             The Colonial Group and Cavalier Homes, Inc. regarding the lease of the administrative facility in Greensboro, North Carolina.

         (z) Commitment Letter and Addendum among Cavalier Homes, Inc., Cavalier
             Acceptance Corporation and First Commercial Bank,    dated February
             29, 2000.

         (hh)Release of Guarantor and Amendment to Guaranty Agreements among First Commercial Bank, Patriot Homes, Inc., Cavalier Homes, Inc., Southern Energy Homes, Inc. and Lee Roy Jordan, dated as of December 31, 1999.

(11)         Statement Re Computation of Per Share Earnings

(21)         Subsidiaries of the Registrant

(23)         Consent of Deloitte & Touche LLP

(27)         Financial Data Schedule (Filed as an EDGAR exhibit only)