Form 10-Q
period 2000-03-31
CAVALIER HOMES INC
filed 2000-05-15
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      March 31, 2000
                                            -----------------
                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________to_______________

                          Commission File Number 1-9792

                              Cavalier Homes, Inc.
                   --------------------------------------------
             (Exact name of Registrant as specified in its charter)


       Delaware                                                63-0949734
-----------------------                                    -----------------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                            Identification Number)



      Highway 41 North &32 Wilson  Boulevard, Addison, Alabama 35540
     ---------------------------------------------------------------
                 (Address  of  principal executive offices)
                                 (Zip Code)


                               (256) 747-9800
             ---------------------------------------------------
             (Registrant's telephone number, including area code)

          ---------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last year)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                                      Outstanding at May 12, 2000
-----------------------------                       ----------------------------
Common Stock, $.10 Par Value                             17,767,528 Shares



                                            CAVALIER HOMES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                              (Unaudited - dollars in thousands)
                                                                                              March 31,         December 31,
 ASSETS                                                                                         2000                1999
 CURRENT ASSETS                                                                            ----------------    ---------------

      Cash and cash equivalents                                                         $           24,862  $          39,635
      Accounts receivable, less allowance for losses of $4,415 (2000) and $3,464 (1999)             14,388              6,692
      Notes and installment contracts receivable - current                                           1,383                939
      Inventories                                                                                   49,369             50,120
      Deferred income taxes                                                                         15,502             15,166
      Other current assets                                                                           3,020              3,109
                                                                                           ----------------    ---------------
             Total current assets                                                                  108,524            115,661
                                                                                           ----------------    ---------------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                                                72,699             74,495
                                                                                           ----------------    ---------------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,686 (2000) and $1,656 (1999)                                  7,129              7,651
                                                                                           ----------------    ---------------
 GOODWILL, less accumulated amortization of $5,769 (2000) and $5,432 (1999)                         22,347             22,684
                                                                                           ----------------    ---------------
 OTHER ASSETS                                                                                        8,859              9,083
                                                                                           ----------------    ---------------
 TOTAL                                                                                  $          219,558  $         229,574
                                                                                           ================    ===============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                                 $            1,129  $           1,119
      Notes payable under retail floor plan agreements                                              15,029             15,562
      Accounts payable                                                                              13,796             12,303
      Amounts payable under dealer incentive programs                                               22,882             25,442
      Accrued compensation and related withholdings                                                  6,658              5,312
      Estimated warranties                                                                          12,600             13,000
      Other accrued expenses                                                                        10,406             10,271
                                                                                           ----------------    ---------------
           Total current liabilities                                                                82,500             83,009
                                                                                           ----------------    ---------------
 DEFERRED INCOME TAXES                                                                               1,282              1,459
                                                                                           ----------------    ---------------
 LONG-TERM DEBT                                                                                     10,021             10,218
                                                                                           ----------------    ---------------
 OTHER LONG-TERM LIABILITIES                                                                         5,721              5,497
                                                                                           ----------------    ---------------

 STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value; authorized 50,000,000 shares,
        issued 18,272,628 (2000) shares and 18,271,433 (1999) shares                                 1,827              1,827
      Additional paid-in capital                                                                    55,272             55,181
      Treasury stock, at cost; 505,100 (2000) shares and 480,100 (1999) shares                      (3,309)            (3,210)
      Retained earnings                                                                             66,244             75,593
                                                                                           ----------------    ---------------
          Total stockholders' equity                                                               120,034            129,391
                                                                                           ----------------    ---------------
 TOTAL                                                                                  $          219,558  $         229,574
                                                                                           ================    ===============


                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                         (Unaudited - dollars in thousands except per share amounts)
                                                                                                  Thirteen Weeks Ending

                                                                                              March 31,           April 2,
                                                                                                2000                1999
                                                                                           ----------------    ---------------
 REVENUE                                                                                $           89,693  $         163,416

 COST OF SALES                                                                                      78,281            130,575

 SELLING, GENERAL AND ADMINISTRATIVE                                                                24,292             25,878

 IMPAIRMENT CHARGE FOR IDLED FACILITIES                                                                528                  -
                                                                                           ----------------    ---------------
 OPERATING PROFIT (LOSS)                                                                           (13,408)             6,963
                                                                                           ----------------    ---------------
 OTHER INCOME (EXPENSE):
     Interest expense                                                                                 (608)              (165)
     Other, net                                                                                        241                643
                                                                                           ----------------    ---------------
                                                                                                      (367)               478
                                                                                           ----------------    ---------------
 INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                                                       (13,775)             7,441

 INCOME TAXES (BENEFIT)                                                                             (5,138)             2,940
                                                                                           ----------------    ---------------
 NET INCOME (LOSS)                                                                      $           (8,637) $           4,501
                                                                                           ================    ===============
 BASIC NET INCOME (LOSS) PER SHARE                                                      $            (0.49) $            0.24
                                                                                           ================    ===============
 DILUTED NET INCOME (LOSS) PER SHARE                                                    $            (0.49) $            0.24
                                                                                           ================    ===============
 WEIGHTED AVERAGE SHARES OUTSTANDING                                                            17,770,809         18,733,889
                                                                                           ================    ===============
 WEIGHTED AVERAGE SHARES OUTSTANDING, ASSUMING DILUTION                                         17,780,524         18,836,758
                                                                                           ================    ===============

       See notes to consolidated financial statements.



                                            CAVALIER HOMES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited - in thousands)
                                                                                                  Thirteen Weeks Ending

                                                                                              March 31,           April 2,
                                                                                                2000                1999
                                                                                           ----------------    ---------------
 OPERATING ACTIVITIES:
   Net income (loss)                                                                    $           (8,637) $           4,501
   Adjustments to reconcile net income to net cash provided by (used in)
   operating activities:
        Depreciation and amortization                                                                2,630              2,337
        Change in provision for credit losses and repurchase commitments                               981                 10
        Gain on sale of installment contracts                                                         (518)              (494)
        (Gain) loss on sale of property, plant and equipment                                            39                (17)
        Impairment charge for idled facilities                                                         528                  -
        Other, net                                                                                      56                132
        Changes in assets and liabilities provided (used) cash, net of effects of acquisitions:
             Accounts receivable                                                                    (8,647)           (32,074)
             Inventories                                                                               571             (8,708)
             Accounts payable                                                                        1,493             10,649
             Other assets and liabilities                                                           (1,684)             3,698
                                                                                           ----------------    ---------------

        Net cash used in operating activities                                                      (13,188)           (19,966)
                                                                                           ----------------    ---------------

 INVESTING ACTIVITIES:
   Net cash paid in connection with acquisitions                                                         -               (275)
   Proceeds from sale of property, plant and equipment                                                 131                 47
   Capital expenditures                                                                               (948)            (9,024)
   Proceeds from sale of installment contracts                                                      14,333             14,230
   Net change in notes and installment contracts                                                   (13,746)           (14,434)
   Other investing activities                                                                          112               (447)
                                                                                           ----------------    ---------------

        Net cash used in investing activities                                                         (118)            (9,903)
                                                                                           ----------------    ---------------

 FINANCING ACTIVITIES:
   Net borrowings (payments) on notes payable                                                         (533)             2,411
   Payments on long-term debt                                                                         (187)              (154)
   Proceeds from long-term borrowings                                                                    -                780
   Cash dividends paid                                                                                (712)              (777)
   Proceeds from exercise of stock options                                                               -                 14
   Net proceeds from sales of common stock                                                              64                  4
   Purchase of treasury stock                                                                          (99)           (13,963)
                                                                                           ----------------    ---------------

        Net cash used in financing activities                                                       (1,467)           (11,685)
                                                                                           ----------------    ---------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (14,773)           (41,554)
                                                                                           ----------------    ---------------

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     39,635             64,243
                                                                                           ----------------    ---------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $           24,862  $          22,689
                                                                                           ================    ===============

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                                        $              417  $             111
        Income taxes                                                                                (2,851)             2,240

                                       See notes to consolidated financial statements.




                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Unaudited - dollars in thousands except per share data)

1.   BASIS OF PRESENTATION
o The accompanying consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000 and April 2, 1999, and the results of its operations and its cash flows for the thirteen week periods ended March 31, 2000 and April 2, 1999, respectively. All such adjustments are of a normal, recurring nature.

o The results of operations for the thirteen weeks ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

o The Company reports two separate net income per share numbers, basic and diluted. Both are computed by dividing net income by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:


                                                                           Thirteen Weeks Ended
                                                                   -------------------------------------
                                                                      March 31,            April 2,
                                                                        2000                1999
                                                                   ----------------   ------------------

   Weighted average common shares
       outstanding (basic)                                              17,770,809           18,733,889

   Dilutive effect if stock options and warrants were exercised              9,715              102,869
                                                                   ----------------   ------------------
   Weighted average common shares
       outstanding, assuming dilution (diluted)                         17,780,524           18,836,758
                                                                   ================   ==================

o Certain amounts from the prior period have been reclassified to conform to the 2000 presentation.

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

3.   INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at March 31, 2000 and December 31, 1999 were as follows:

                                       March 31,     December 31,
                                         2000           1999
                                    -------------  -------------

                 Raw materials         $ 24,103       $ 27,363
                 Work-in-process          3,424          3,513
                 Finished goods          21,842         19,244
                                    -------------  -------------
                 Total inventory       $ 49,369       $ 50,120
                                    =============  =============

4.   IMPAIRMENT CHARGE FOR IDLED FACILITIES
     Subsequent to the end of the first quarter, as part of a cost reduction strategy, Cavalier idled two home manufacturing plants and three company-owned retail locations. The Company recorded a first quarter pre-tax charge of $528 ($332 or $0.02 per diluted share after tax) to write down the value of assets of the idled facilities.

5.   STOCKHOLDERS' EQUITY
o        The  Company paid cash dividends of $.04 per share during the   quarter
         ended March 31, 2000.

o During the first quarter of 2000, the Company repurchased 25,000 shares of stock under its stock repurchase program. At March 31, 2000, a total of 2,656,600 shares had been repurchased for $24,050. The Company retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. Continuing authorization remains under this program for the repurchase of 1,343,400 additional shares.

6.    CONTINGENCIES
o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The estimated potential obligations under such agreements approximated $252,000 at March 31, 2000. The Company has an allowance for losses of $4,415 (at March 31, 2000) and $3,464 (at December 31,
         1999) based on prior experience and market conditions.

o The Company's product liability and general liability insurance coverages (with the exception of two subsidiaries whose insurance is provided under fully insured policies) are provided under incurred loss, retrospectively rated premium plans. The Company's workers' compensation coverage prior to February 1, 1999 was also covered under this type plan, but was converted on that date to a fully insured policy. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At March 31, 2000, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $14,456 in the event that additional losses are reported related to prior periods.

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

o The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $3,985. At March 31, 2000, $8,881was outstanding under the various guarantees, of which the Company had guaranteed $3,050.

-------
*See Safe Harbor Statement on page 12.

7.    SEGMENT INFORMATION
      Segment  information   relating  to the first quarters of 2000 and 1999 is
      presented below:


                                               Thirteen Weeks Ended
                                       -------------------------------------
                                         March 31, 2000      April 2, 1999
                                       -------------------  ----------------
Gross revenue:
  Home manufacturing                   $           85,531   $       161,685
  Financial services                                1,447             1,455
  Retail                                            2,941             2,478
  Other                                             8,130             9,825
                                       -------------------  ----------------
      Gross revenue                    $            98,049  $        175,443
                                       ===================  ================

Intersegment revenue:
  Home manufacturing                   $            1,693   $         3,202
  Financial services                                    -                 -
  Retail                                                -                 -
  Other                                             6,663             8,825
                                       -------------------  ----------------
      Intersegment revenue             $             8,356  $         12,027
                                       ===================  ================

Revenue from external customers:
  Home manufacturing                   $           83,838   $       158,483
  Financial services                                1,447             1,455
  Retail                                            2,941             2,478
  Other                                             1,467             1,000
                                       -------------------  ----------------
      Total revenue                    $            89,693  $        163,416
                                       ===================  ================

Operating profit (loss):
  Home manufacturing                   $           (7,987)  $         9,581
  Financial services                                  173               179
  Retail                                           (1,881)             (267)
  Other                                              (338)              438
  Elimination                                         162              (374)
                                       -------------------  ----------------
  Segment operating profit (loss)                  (9,871)            9,557

  General corporate                                (3,537)           (2,594)
                                       -------------------  ----------------
      Operating profit (loss)          $          (13,408)  $          6,963
                                       ===================  ================

Identifiable assets:
  Home manufacturing                   $          157,169   $       180,251
  Financial services                               17,036            30,149
  Retail                                           21,486            11,607
  Other                                            15,305            13,671
  Elimination                                     (40,285)          (19,783)
                                       -------------------  ----------------
  Segment assets                                  170,711           215,895
  General corporate                                48,847            28,947
                                       -------------------  ----------------
      Total assets                     $          219,558   $       244,842
                                       ===================  ================

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements  (See pages 2 through 6)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry and Company Outlook

Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Inventory oversupply at the retail level continues to have a significant impact on wholesale shipments as it did during much of 1999. The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments declined 19.8% through March 2000 as compared to the same period of 1999. The industry has also been impacted by the loss of some lenders from the manufactured housing retail and wholesale financing markets and tightening of credit standards by those remaining. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed some locations. The Company also believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, further tightening of credit standards and a further reduction in the availability of wholesale and retail financing. *

Industry conditions significantly impacted Cavalier's financial results during the first quarter of 2000. The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors will have on the Company's future sales and earnings. * Because of deteriorating market conditions, subsequent to the end of the first quarter, the Company idled two additional manufacturing plants, which follows the idling of five other plants since the fall of 1999. Impairment charges of $528 ($332 or $0.02 per diluted share after tax) were recorded in the first quarter of 2000 in connection with these closings and the closings of three company-owned retail locations. These manufacturing facilities built primarily single section homes, and production has been consolidated into other plants. The Company currently believes these conditions will continue to adversely affect its financial performance at least through the second quarter of 2000. * The Company's wholesale shipments during the second quarter to date are over 40% behind the prior year. The Company is continuing to evaluate capacity, cost and overhead issues and the need for further plant and retail lot consolidations, idlings and closings in light of developing market conditions. * The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt.

-------
*See Safe Harbor Statement on page 12.

Results of Operations (dollars in thousands)

The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:


INCOME  STATEMENT  DATA                                        For the Thirteen Weeks Ended
                                        ---------------------------------------------------------------------------
                                           March 31, 2000                April 2, 1999               Difference
                                           ----------------              -------------               -----------

Revenue:
   Home manufacturing net sales          $          83,838             $      158,483              $    (74,645)
   Financial services                                1,447                      1,455                        (8)
   Retail                                            2,941                      2,478                       463
   Other                                             1,467                      1,000                       467
                                           ----------------              -------------               -----------

Total revenue                            $          89,693     100.0%  $      163,416      100.0%  $    (73,723)      -45.1%
Cost of sales                                       78,281      87.3%         130,575       79.9%       (52,294)      -40.0%
                                           ----------------  ---------   -------------   ---------   -----------    ---------

Gross profit                             $          11,412      12.7%  $       32,841       20.1%  $    (21,429)      -65.3%
                                           ================  =========   =============   =========   ===========    =========


Selling, general and administrative      $          24,292      27.1%  $       25,878       15.8%  $     (1,586)       -6.1%
                                           ================  =========   =============   =========   ===========    =========

Impairment charge for idled facilities   $             528       0.6%  $            -        0.0%  $        528         0.0%
                                           ================  =========   =============   =========   ===========    =========

Operating profit (loss)                  $         (13,408)    -14.9%  $        6,963        4.3%  $    (20,371)     -292.6%
                                           ================  =========   =============   =========   ===========    =========

Other income (expense), net              $            (367)     -0.4%  $          478        0.3%  $       (845)     -176.8%
                                           ================  =========   =============   =========   ===========    =========

Net income (loss)                        $          (8,637)     -9.6%  $        4,501        2.8%  $    (13,138)     -291.9%
                                           ================  =========   =============   =========   ===========    =========


OPERATING DATA                                                           For the Thirteen Weeks Ended
                                                             ------------------------------------------------------
                                                                  March 31, 2000              April 2, 1999
                                                             -------------------------   -----------------------

Home manufacturing sales:
Floor shipments                                                 5,290                       9,585
Home shipments                 Single section                   1,555           45.5%       3,030         48.1%
                                Multi section                   1,861           54.5%       3,268         51.9%
                                                             ---------   -------------   ---------   -----------

Total shipments                                                 3,416          100.0%       6,298        100.0%

Shipments to company owned stores                                 (62)           1.8%        (115)         1.8%
                                                             ---------   -------------   ---------   -----------

Shipment to independent dealers                                 3,354           98.2%       6,183         98.2%
                                                             =========   =============   =========   ===========

Retail sales:
  Single section                                                   36           47.4%          37         53.6%
  Multi section                                                    40           52.6%          32         46.4%
                                                             ---------   -------------   ---------   -----------

Total sales                                                        76          100.0%          69        100.0%
                                                             =========   =============   =========   ===========

Cavalier produced homes sold                                       74           97.4%          50         72.5%
                                                             =========   =============   =========   ===========

Used homes sold                                                    21           27.6%           9         13.0%
                                                             =========   =============   =========   ===========

Other Operating Data:
Installment loan purchases                                 $   13,489                  $   15,362

Capital expenditures                                       $      948                  $    9,024

Home manufacturing facilities - operating                          17                          24

Independent exclusive dealer locations                            259                         255

Company owned stores                                               13                           7

Revenue
Revenue for the first quarter of 2000 totaled $89,693, down 45% from 1999's first quarter revenue of $163,416. The Company's business is seasonal in nature, and the first quarter is traditionally the slowest for Cavalier and the industry. The Company's revenues and profits were adversely affected by challenging market conditions, including, among other things, intense competition, the ongoing contraction of dealer locations, reduced lending capacity and tightened credit standards, and inventory over-supply at the retail level.

Home manufacturing net sales accounted for virtually the entire decline against the comparable 1999 period, falling 47% to $83,838, net of intercompany eliminations of $1,693. Net sales for the first quarter of 1999 were $158,483, net of intercompany eliminations of $3,202. Home shipments decreased 45.8%, with floor shipments decreasing by 44.8%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 51.9% of shipments in the first quarter of 1999 to 54.5% of shipments in 2000. The expansion of the Company's multi-section product base is in response to increasing consumer demand for multi-section homes as compared to single section homes. Actual shipments of homes for the first quarter were 3,416 versus 6,298 in 1999.

Cavalier  attributes  the  decrease  in sales  and  shipments  primarily  to the increasingly unfavorable industry conditions described above. In addition, Cavalier's first quarter 1999 revenue was a record first quarter for the Company and represented a peak before the downturn the Company is currently experiencing. Approximately 89% of Cavalier's shipments were to its core market of 11 states, where the Company's floor shipments declined 44% compared to the first quarter of 1999. The average price of homes sold fell 2.7% to $25,000 from $25,700 during the same period of 1999, also due primarily to the competitive market conditions in the industry. The Company's exclusive dealer program included 272 dealers, including 13 company-owned stores at March 31, 2000. At April 2, 1999, the exclusive dealer program included 262 dealers, including seven company-owned stores. Sales to exclusive dealers represented 53.5% in the first quarter of 2000 versus 57.2% in the same period of 1999.

Revenue from the financial services segment remained virtually unchanged at $1,447 for the first quarter of 2000 compared to $1,455 in 1999. During the first quarter of 2000, Cavalier Acceptance Corporation ("CAC"), the Company's wholly-owned finance subsidiary, purchased contracts of $13,489 and resold installment contracts totaling $13,815. In the first quarter of 1999, CAC purchased contracts of $15,362 and resold installment contracts totaling $13,735. CAC does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $2,941 for 2000, of which 97.4% of the units sold were Cavalier product in the first quarter of 2000, compared to $2,478 for 1999. Subsequent to the end of the first quarter, the Company closed three under- performing retail locations, and recorded impairment charges as discussed below, bringing the number of company-owned retail locations to 13.

Other revenue consists mainly of revenue from the Company's wholesale supply and component manufacturing businesses. Revenues from external customers increased 46.7%, or $467, for the first quarter of 2000 compared to the first quarter of 1999. The increase is due primarily to the expansion of a supply company into new geographic areas.

Gross Profit
Gross profit was $11,412, or 12.7% of total revenue, for the first quarter of 2000, versus $32,841, or 20.1%, in 1999. Of the $21,429 decrease, approximately $14,800 was due to the volume decrease and $6,600 to margin erosion. The margin erosion includes $2,000 of additional sales discounts at the manufacturing level to help encourage sell-through of inventory, $3,800 for inefficiencies related to low volume and plant closings, and $700 due to company-owned retail locations margin decrease.

Selling, General and Administrative
Selling, general and administrative expenses during the first quarter of 2000 were $24,292, or 27.1% of total revenue, versus $25,878 or 15.8% in 1999, a decrease of $1,586. The overall decrease includes a $2,113 reduction in salaries, wages and incentive compensation, a $743 reduction in delivery cost, a $433 reduction in employee benefits cost (primarily health insurance), a $344 reduction in advertising and promotion cost and a $331 reduction in service and warranty cost. These decreases were partially offset by the $951 increase in reserve for repurchases, a $989 increase due to new supply and retail business locations, and a $597 increase in management information system and internet strategy costs.

Impairment Charge for Idled Facilities
Subsequent to the end of the first quarter, the Company idled two additional manufacturing plants, which follows the idling of five other plants since the fall of 1999. Impairment charges of $528 ($332 or $0.02 per diluted share after tax) were recorded in the first quarter of 2000 in connection with these closings and the closings of three company-owned retail locations. These manufacturing facilities built primarily single section homes, and production has been consolidated into other plants. The combined closings of the seven manufacturing facilities have decreased the Company's annual production capacity by almost 11,000 floors, or 24%, to a total estimated capacity of about 35,000 floors. The Company does not expect this action to affect the Company's offering in terms of either product lines or price points. *

Operating Profit (Loss)
Operating loss for the quarter was $13,408, compared to an operating profit of $6,963 in the first quarter of 1999. Home manufacturing operating profit declined primarily due to the decrease in sales and the average selling price of homes sold, the impairment charges for idled facilities, and the industry conditions cited above. Financial services operating profit remained virtually unchanged from the same period in 1999. The retail segment's operating loss

-------
* See Safe Harbor Statement on page 12.

increased $1,617 due to costs of additional locations and retail infrastructure over the prior year, low sales volume and the competitive conditions currently prevalent in the marketplace. The other segment operating loss increase is due mainly to the cost associated with the start-up cost of a new supply company. In addition, general corporate operating expense, which is not identifiable to a specific segment, increased $943 primarily due to an increase in costs associated with a new management information system and internet strategy.

Other Income (Expense)
Interest expense increased $443 due primarily to the increase in notes payable under retail floor plan agreements and amounts outstanding under Industrial Development Revenue Bond Issues. Other, net decreased $402 due primarily to lower income from supply related equity partnerships and decreased interest income due to lower average cash balances during the first quarter of 2000.

Net Income (Loss)
Before impairment charges related to the closures discussed above, the Company's net loss in the first quarter was $8,305 or $0.47 per diluted share compared with net income of $4,501, or $0.24 per diluted share in the first quarter of 1999. The Company's net loss for the first quarter of 2000, after impairment charges, was $8,637, or $0.49 per diluted share, primarily due to the factors noted above.

Liquidity and Capital Resources (dollars in thousands)


BALANCE SHEET DATA                                          Balances as of
                                      ------------------------------------------------------------
                                              March 31, 2000                 December 31, 1999
                                      -----------------------------      -------------------------

Cash and cash equivalents                        $          24,862                  $      39,635
Accounts receivable                              $          14,388                  $       6,692
Working capital                                  $          26,024                  $      32,652
Current ratio                                             1.3 to 1                       1.4 to 1
Long-term debt                                   $          10,021                  $      10,218
Ratio of long-term debt to equity                          1 to 12                        1 to 13
Installment loan portfolio                       $           8,956                  $       9,450


Operating activities during the first quarter of 2000 used net cash of $13,188.

The increase in accounts receivable and reduction in cash and cash equivalents from December 31, 1999 to March 31, 2000, is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables.

The Company's capital expenditures were approximately $948 for the thirteen weeks ended March 31, 2000, as compared to $9,024 for the comparable period of 1999. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the continued expansion and modernization of certain of the Company's manufacturing facilities. Additionally, during the first quarter of 1999, the Company purchased, for a total of $3,400, two Alabama manufacturing facilities that were previously leased, and renovated a Georgia manufacturing facility that was placed in operation at the end of the quarter at a cost of $1,693.

The decrease in long-term debt of $197 is primarily due to payments made on the industrial development revenue bonds.

The Company purchased 25,000 shares of treasury stock during the first quarter of 2000 for $99. The Company has authorization to acquire up to 1.3 million additional shares under the current program.

In addition to its normal purchasing and selling of loans to another finance company, subsequent to quarter end, the Company received proceeds of $1,400 from the sale of loans that were previously held in its installment loan portfolio.

On March 31, 2000, the Company renewed its Credit Facility with its primary lender through April 2002. The Credit Facility presently consists of a $35,000 revolving and term loan agreement. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) up to a maximum of $35,000. Interest is payable under the revolving line of credit at the bank's prime rate less 0.5%, or, if elected by the Company, the 90-day LIBOR Rate plus 2.0%. The Credit Facility provides the option for amounts drawn down for CAC's benefit to be converted to a term loan with respect to borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $35,000. Interest under the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus 0.75%. However, in no event may the aggregate outstanding borrowings under the revolving line of credit and term-loan agreement exceed $35,000. No amounts were outstanding under the Credit Facility at March 31, 2000 and April 2, 1999.

The credit facility contains certain restrictive covenants which limit, among other things, the Company's ability to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $18,000, excluding floor plan notes payable which cannot exceed $25,000, and (iv) make annual capital expenditures in excess of $15,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $15,000), debt to tangible net worth ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.75 to 1), and to maintain a current ratio of at least
1.17 to 1 and the sum of consolidated tangible net worth plus treasury stock purchases must be at least $90,000. The Credit Facility also requires CAC to comply with certain specified restrictions and financial covenants. The Company has obtained appropriate waiver letters to the extent it was in violation of certain covenants at March 31, 2000.

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest rate risk inherent in its financial instruments, but is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $3,281 at March 31, 2000. Due to the long-term nature of the benefit liabilities that these assets fund, the Company currently considers its exposure to market risk to be low. * The Company does not believe that a decline in market value of these investments would result in a material near term funding of the trust or exposure to the benefit liabilities funded. *

The Company purchases retail installment contracts from its exclusive dealers, at fixed interest rates, in the ordinary course of business, and periodically resells certain of these loans to a financial institution under the terms of a retail finance agreement. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed rate contracts with interest rates generally ranging from 9.0% to 14.0% and an average original term of 269 months at March 31, 2000. The Company estimated the fair value of its installment contracts receivable at $7,375, using discounted cash flows and interest rates offered by CAC on similar contracts at March 31, 2000.

The Company has notes payable under retail floor plan agreements and an Industrial Development Revenue Bond Issue that are exposed to changes in interest rates. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. The Company may retire this debt if interest rates were to increase significantly. Additionally, the Company has five Industrial Development Revenue Bond Issues at fixed interest rates. The estimated fair value of outstanding borrowings approximated carrying value at March 31, 2000. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time. The Company also has the ability to incur debt under its credit facility, which provides for interest at the bank's prime rate less 0.5%, or, if elected by the Company, the 90-day LIBOR

---------
*See Safe Harbor Statement on page 12.

Rate plus 2.0%, for the revolving line of credit and at fixed rates for a certain period of time for the term notes.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private   Securities   Litigation Reform Act  of
1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
o limitations in Cavalier's  ability to pursue its business
  strategy;
o changes in demographic trends,  consumer preferences and Cavalier's business  strategy;
o changes  and  volatility  in  interest  rates  and  the
  availability of capital and consumer and dealer financing;
o the   ability  to  attract  and  retain quality independent dealers, executive officers and other personnel;
o competition;
o contingent repurchase and guaranty obligations;
o uncertainties regarding Cavalier's retail financing activities;
o integrating   the   business  operations  and  achieving  the  benefits of the
  1997 merger  with Belmont Homes, Inc. and  other acquisitions;
o the potential unavailability and price increases for raw materials;
o the potential unavailability of manufactured housing sites;
o regulatory constraints;
o the potential for additional warranty claims;
o litigation; and
o the potential volatility in our stock price.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, in our Annual Report on Form 10-K for the period ending December 31, 1999, under the heading "Risk Factors", we have provided a discussion of factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect Cavalier. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 under the heading "Item 3 - Legal Proceedings." The description of legal proceedings in the Company's Form 10-K remains unchanged, except that, with respect to the suit against Belmont Homes, Inc. and certain other defendants referenced therein, the Court of Civil Appeals has affirmed the Circuit Court's grant of summary judgment in favor of the defendants on all counts asserted in the plaintiffs' complaint.

Item 5:  Other Matters

The Board of Directors has declared its regular quarterly cash dividend of $.04 per share payable on May 15, 2000 to stockholders of record on April 28, 2000. The Company, however, has announced that its Board of Directors may take action in the future to reduce or eliminate dividend payments if it believes circumstances indicate the need for a more conservative dividend policy.

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

         (4) Instruments Defining the Rights of Security Holders.
                  (a) Articles four, six, seven, eight and nine of the Company's
                      Amended and Restated Certificate of Incorporation, as amended, included in Exhibit 3(a) above.
                  (b) Article  II,  Sections  2.1  through  2.18;  Article  III,
                      Sections  3.1 and 3.2;  Article IV,  Sections 4.1 and 4.3;
                      Article  VI,  Sections  6.1  through  6.5;  Article  VIII,
                      Sections 8.1 and 8.2; and Article IX of the Company's Amended and Restated By-laws, included in Exhibit 3(c) above.
                  (c) Rights  Agreement     between   Cavalier Homes, Inc.   and
                      ChaseMellon Shareholder Services, LLC, filed as Exhibit 4 to the Registration Statement on Form 8-A dated October 30, 1996, is incorporated herein by reference.

        (10)  Material Contracts.
                  (a) Assignment  and  Assumption  Agreement,  dated January 13,
                      1999, by and among Winston County Industrial Development Association, Cavalier Manufacturing, Inc. and Cavalier Real Estate Co., Inc.
                  (b) Amended and  Restated  Revolving  and Term Loan  Agreement
                      among Cavalier and certain subsidiaries of Cavalier, as Borrowers and First Commercial Bank, as Lender, dated as of March 31, 2000.
                  (c) Continuing  Guaranty  Agreement  between First  Commercial
                      Bank and Cavalier, dated March 31, 2000, relating to guaranty of payments of Cavalier Acceptance Corporation.

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

                                              Cavalier Homes, Inc.
                                              Registrant


Date: May 15, 2000                            /s/ David A. Roberson
                                              ---------------------
                                              David A. Roberson - President
                                              and Chief Executive Officer


Date: May 15, 2000                            /s/ Michael R. Murphy
                                              ---------------------
                                              Michael R. Murphy -
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)