Form 10-Q
period 2000-06-30
CAVALIER HOMES INC
filed 2000-08-14
CIK 789863

                                  UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                        --------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM _____________ TO _________________

                          Commission File Number 1-9792

                              CAVALIER HOMES, INC.
         --------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


            DELAWARE                                  63-0949734
  (State or other jurisdiction                       (IRS Employer
 of incorporation or organization)               Identification Number)



         HIGHWAY 41 NORTH & 32 WILSON BOULEVARD, ADDISON, ALABAMA 35540
         --------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (256) 747-9800
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last year)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           CLASS                         OUTSTANDING AT AUGUST 11, 2000
 ----------------------------            ------------------------------
 COMMON STOCK, $.10 PAR VALUE                   17,769,396 SHARES

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       (UNAUDITED - DOLLARS IN THOUSANDS)


                                                                                                         June 30,    December 31,
                                                                                                           2000          1999
                                                                                                        ----------   ------------
ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                                                                          $   36,713     $   39,635
     Accounts receivable, less allowance for doubtful accounts $178 (2000) and $134 (1999)                  19,757         10,022
     Notes and installment contracts receivable - current                                                      627            939
     Inventories                                                                                            33,936         50,120
     Deferred income taxes                                                                                  15,837         15,166
     Income tax receivable                                                                                   9,989          2,133
     Other current assets                                                                                    5,446          3,109
                                                                                                        ----------     ----------
            Total current assets                                                                           122,305        121,124
                                                                                                        ----------     ----------
PROPERTY, PLANT AND EQUIPMENT (Net)                                                                         68,951         74,495
                                                                                                        ----------     ----------
INSTALLMENT CONTRACTS RECEIVABLE, less
    allowance for credit losses of $1,088 (2000) and $1,656 (1999)                                           5,937          7,651
                                                                                                        ----------     ----------
GOODWILL, less accumulated amortization of $6,096 (2000) and $5,432 (1999)                                  19,007         22,684
                                                                                                        ----------     ----------
OTHER ASSETS                                                                                                 7,667          9,083
                                                                                                        ----------     ----------
TOTAL                                                                                                   $  223,867     $  235,037
                                                                                                        ==========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Current portion of long-term debt                                                                  $    1,139     $    1,119
     Notes payable under retail floor plan agreements                                                        9,001         15,562
     Accounts payable                                                                                       13,006         12,303
     Amounts payable under dealer incentive programs                                                        23,234         25,442
     Accrued compensation and related withholdings                                                           6,498          5,312
     Estimated warranties                                                                                   12,410         13,000
     Reserve for repurchase commitments                                                                      6,357          3,330
     Accrued insurance                                                                                       5,874          6,027
     Other accrued expenses                                                                                  8,923          6,377
                                                                                                        ----------     ----------
          Total current liabilities                                                                         86,442         88,472
                                                                                                        ----------     ----------
DEFERRED INCOME TAXES                                                                                          891          1,459
                                                                                                        ----------     ----------
LONG-TERM DEBT                                                                                              24,363         10,218
                                                                                                        ----------     ----------
OTHER LONG-TERM LIABILITIES                                                                                  5,893          5,497
                                                                                                        ----------     ----------
STOCKHOLDERS' EQUITY:
     Common stock, $.10 par value; authorized 50,000,000 shares,
       issued 18,274,496 (2000) shares and 18,271,433 (1999) shares                                          1,827          1,827
     Additional paid-in capital                                                                             55,235         55,181
     Treasury stock, at cost; 505,100 (2000) shares and 480,100 (1999) shares                               (3,309)        (3,210)
     Retained earnings                                                                                      52,525         75,593
                                                                                                        ----------     ----------
         Total stockholders' equity                                                                        106,278        129,391
                                                                                                        ----------     ----------
TOTAL                                                                                                   $  223,867     $  235,037
                                                                                                        ==========     ==========

                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (UNAUDITED - DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                 Thirteen Weeks Ending               Twenty-six Weeks Ending
                                                              June 30,            July 2,           June 30,            July 2,
                                                                2000               1999               2000               1999
                                                            -------------      -------------      -------------      -------------
REVENUE                                                     $      97,884      $     167,359      $     187,577      $     330,775

COST OF SALES                                                      86,335            136,256            164,796            266,831

SELLING, GENERAL AND ADMINISTRATIVE                                26,945             26,557             51,237             52,435

IMPAIRMENT CHARGE                                                   4,397                 --              4,745                 --
                                                            -------------      -------------      -------------      -------------
OPERATING PROFIT (LOSS)                                           (19,793)             4,546            (33,201)            11,509
                                                            -------------      -------------      -------------      -------------
OTHER INCOME (EXPENSE):
    Interest expense                                                 (631)              (347)            (1,239)              (512)
    Other, net                                                        436                462                677              1,105
                                                            -------------      -------------      -------------      -------------
                                                                     (195)               115               (562)               593
                                                            -------------      -------------      -------------      -------------

INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                       (19,988)             4,661            (33,763)            12,102

INCOME TAXES (BENEFIT)                                             (6,979)             1,841            (12,117)             4,781
                                                            -------------      -------------      -------------      -------------
NET INCOME (LOSS)                                           $     (13,009)     $       2,820      $     (21,646)     $       7,321
                                                            =============      =============      =============      =============
BASIC NET INCOME (LOSS) PER SHARE                           $       (0.73)     $        0.16      $       (1.22)     $        0.40
                                                            =============      =============      =============      =============
DILUTED NET INCOME (LOSS) PER SHARE                         $       (0.73)     $        0.16      $       (1.22)     $        0.40
                                                            =============      =============      =============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING                            17,768,472         17,974,834         17,769,640         18,356,435
                                                            =============      =============      =============      =============
WEIGHTED AVERAGE SHARES OUTSTANDING
    ASSUMING DILUTION                                          17,768,472         18,070,859         17,769,640         18,456,404
                                                            =============      =============      =============      =============


                 See notes to consolidated financial statements.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (UNAUDITED - IN THOUSANDS)

                                                                                               Twenty-Six Weeks Ending
                                                                                                June 30,       July 2,
                                                                                                 2000           1999
                                                                                               ---------      --------
 OPERATING ACTIVITIES:
   Net income (loss)                                                                           $ (21,646)     $  7,321
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                              5,160         4,867
        Change in provision for credit losses and repurchase commitments                           2,503           115
        Gain on sale of installment contracts                                                     (1,124)       (1,292)
        Gain on sale of property, plant and equipment                                               (222)          (18)
        Impairment charge                                                                          4,745            --
        Other, net                                                                                   215            21
        Changes in assets and liabilities provided (used) cash, net of effects of acquisitions:
             Accounts receivable                                                                  (9,779)      (27,933)
             Inventories                                                                          16,184       (11,114)
             Accounts payable                                                                        703         7,411
             Other assets and liabilities                                                         (9,205)          641
                                                                                               ---------      --------
        Net cash used in operating activities                                                    (12,466)      (19,981)
                                                                                               ---------      --------
 INVESTING ACTIVITIES:
   Net cash paid in connection with acquisitions                                                      --        (4,439)
   Proceeds from disposition of property, plant and equipment                                      2,164           249
   Capital expenditures                                                                           (2,352)      (15,514)
   Proceeds from sale of installment contracts                                                    35,085        45,049
   Net change in notes and installment contracts                                                 (30,903)      (27,618)
   Other investing activities                                                                       (541)       (1,037)
                                                                                               ---------      --------
        Net cash provided by (used in) investing activities                                        3,453        (3,310)
                                                                                               ---------      --------
 FINANCING ACTIVITIES:
   Net borrowings (payments) on notes payable                                                     (6,561)        3,584
   Payments on long-term debt                                                                       (835)         (239)
   Proceeds from long-term borrowings                                                             15,000           807
   Cash dividends paid                                                                            (1,422)       (1,496)
   Proceeds from exercise of stock options                                                            --           284
   Net proceeds from sales of common stock                                                             8             7
   Purchase of treasury stock                                                                        (99)      (14,444)
                                                                                               ---------      --------
        Net cash provided by (used in) financing activities                                        6,091       (11,497)
                                                                                               ---------      --------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (2,922)      (34,788)
                                                                                               ---------      --------
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   39,635        64,243
                                                                                               ---------      --------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  36,713      $ 29,455
                                                                                               =========      ========
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                                               $   1,219      $    499
        Income taxes                                                                              (2,957)        9,302

                 See notes to consolidated financial statements.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
            (Unaudited - dollars in thousands except per share data)

1.       BASIS OF PRESENTATION

         - The accompanying consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000 and July 2, 1999, and the results of its operations and its cash flows for the thirteen and twenty-six week periods ended June 30, 2000 and July 2, 1999, respectively. All such adjustments are of a normal, recurring nature.

         - The results of operations for the thirteen and twenty-six weeks ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

         - The Company reports two separate net income per share numbers, basic and diluted. Both are computed by dividing net income by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:

                                                                             Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                                          --------------------------    --------------------------
                                                                           June 30,        July 2,       June 30,        July 2,
                                                                             2000           1999           2000           1999
                                                                          -----------    -----------    -----------    -----------
 Weighted average common shares
     outstanding (basic)                                                   17,768,472     17,974,834     17,769,640     18,356,435

 Dilutive effect if stock options and warrants were exercised                      --         96,025             --         99,969
                                                                          -----------    -----------    -----------    -----------

Weighted average common shares
     outstanding, assuming dilution (diluted)                              17,768,472     18,070,859     17,769,640     18,456,404
                                                                          ===========    ===========    ===========    ===========

         The diluted share base for the thirteen and twenty-six weeks ended June 30, 2000 excludes incremental shares of 26,865 and 32,727, respectively, related to employee stock options. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss from operations.

         - Certain amounts from the prior periods have been reclassified to conform to the current presentation.

2.       ACCOUNTING STANDARD NOT YET ADOPTED

         - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for financial statements issued for years beginning after June 15, 2000. Cavalier is currently evaluating SFAS No. 133 and has not yet determined its impact on the Company's consolidated financial statements.

         - In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, related to selected revenue recognition issues. This release, as amended, is effective no later than the fourth quarter of this fiscal year. Cavalier is currently assessing the effect, if any, on the Company's revenue recognition practices.

3.       INVENTORIES

         Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at June 30, 2000 and December 31, 1999 were as follows:

                                   June 30,     December 31,
                                     2000           1999
                                  ----------    ------------
Raw materials                     $   20,801     $   27,363
Work-in-process                        2,088          3,513
Finished goods                        11,047         19,244
                                  ----------     ----------
Total inventory                   $   33,936     $   50,120
                                  ==========     ==========

4.       IMPAIRMENT CHARGE

         The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less cost to dispose.

         Due to deteriorating market conditions, during the six months ended June 30, 2000, the Company recorded non-cash impairment charges of $4,745 ($3,778 or $0.21 per diluted share after tax) in connection with the closing of four home manufacturing facilities, closing, sale or plans to close or sell 10 Company-owned retail sales centers and the expected sale (which sale was completed subsequent to quarter end) of a portion of the Company's insurance and premium finance business. The impairment charge for assets to be held and used includes write-downs of $92 for property, plant and equipment (home manufacturing segment). The impairment charge for assets to be disposed of includes write-downs of $1, 412 for property, plant and equipment ($981 home manufacturing segment and $431 retail segment), $3,013 for goodwill ($1,541 retail segment and $1,472 financial services segment), $179 for non-competition agreements (retail segment) and $49 for lease obligations (retail segment). After recording the impairment charges, the carrying value of the assets to be disposed of was $3,468. The Company developed plans to market the facilities to be disposed of and expects disposition to occur within one year. Before recording the impairment charges, the results of operations for the first half of 2000 included a $2,067 after-tax loss from the retail segment and $100 after-tax income from the financial services segment for assets to be disposed of. The results of operations for the home manufacturing segment related to assets to be disposed of are not separately identifiable as these closed facilities were not accounted for separately.

5.       STOCKHOLDERS' EQUITY

         - The Company paid cash dividends of $.04 per share during the quarter ended June 30, 2000.

         - During the first half of 2000, the Company repurchased 25,000 shares of stock under its stock repurchase program. At June 30, 2000, a total of 2,656,600 shares had been repurchased for $24,050. The Company retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. Continuing authorization remains under this program for the repurchase of 1,343,400 additional shares.

6.       CONTINGENCIES

         - The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The estimated potential obligation under such agreements approximated $237,000 at June 30, 2000. The Company has a reserve for repurchase commitments of $6,357 (at June 30, 2000) and $3,330 (at December 31, 1999) based on prior experience and market conditions.

         - The Company's product liability and general liability insurance coverages (with the exception of two subsidiaries whose insurance is provided under fully insured policies) are provided under incurred loss, retrospectively rated premium plans. The Company's workers' compensation coverage prior to February 1, 1999 was also covered under this type plan, but was converted on that date to a fully insured policy. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At June 30, 2000, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $14,456 in the event that additional losses are reported related to prior periods.

         - The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company.* However, the potential exists for unanticipated material adverse judgments against the Company.


---------------------------------------
* See Safe Harbor Statement on page 13.

         - The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $6,085. At June 30, 2000, $8,886 was outstanding under the various guarantees, of which the Company had guaranteed $3,517.

7.    SEGMENT INFORMATION

         Segment information relating to the thirteen and twenty-six weeks ending June 30, 2000 and July 2, 1999 is presented below:

                                                           Thirteen Weeks Ended                 Twenty-six Weeks Ended
                                                       ------------------------------      -------------------------------
                                                       June 30, 2000     July 2, 1999      June 30, 2000      July 2, 1999
                                                       -------------     ------------      -------------      ------------
Gross revenue:
  Home manufacturing                                    $    88,276       $   163,199       $   173,807       $   324,884
  Financial services                                          1,590             2,026             3,037             3,481
  Retail                                                      7,865             6,004            10,806             8,482
  Other                                                       8,571            11,357            16,701            21,182
                                                        -----------       -----------       -----------       -----------
      Gross revenue                                     $   106,302       $   182,586       $   204,351       $   358,029
                                                        ===========       ===========       ===========       ===========
Intersegment revenue:
  Home manufacturing                                    $     1,528       $     5,113       $     3,221       $     8,315
  Financial services                                             --                --                --                --
  Retail                                                         --                --                --                --
  Other                                                       6,890            10,114            13,553            18,939
                                                        -----------       -----------       -----------       -----------
      Intersegment revenue                              $     8,418       $    15,227       $    16,774       $    27,254
                                                        ===========       ===========       ===========       ===========
Revenue from external customers:
  Home manufacturing                                    $    86,748       $   158,086       $   170,586       $   316,569
  Financial services                                          1,590             2,026             3,037             3,481
  Retail                                                      7,865             6,004            10,806             8,482
  Other                                                       1,681             1,243             3,148             2,243
                                                        -----------       -----------       -----------       -----------
      Total revenue                                     $    97,884       $   167,359       $   187,577       $   330,775
                                                        ===========       ===========       ===========       ===========
Operating profit (loss):
  Home manufacturing                                    $   (11,551)      $     7,078       $   (19,538)      $    16,659
  Financial services                                         (1,373)              557            (1,200)              736
  Retail                                                     (4,399)             (345)           (6,280)             (612)
  Other                                                        (528)              433              (866)              871
  Elimination                                                   877              (606)            1,039              (980)
                                                        -----------       -----------       -----------       -----------
  Segment operating profit (loss)                           (16,974)            7,117           (26,845)           16,674
  General corporate                                          (2,819)           (2,571)           (6,356)           (5,165)
                                                        -----------       -----------       -----------       -----------
      Operating profit (loss)                           $   (19,793)      $     4,546       $   (33,201)      $    11,509
                                                        ===========       ===========       ===========       ===========
Identifiable assets:
  Home manufacturing                                    $   159,002       $   175,478       $   159,002       $   175,478
  Financial services                                         15,346            36,239            15,346            36,239
  Retail                                                     16,880            22,481            16,880            22,481
  Other                                                      15,132            16,679            15,132            16,679
  Elimination                                               (49,109)          (38,314)          (49,109)          (38,314)
                                                        -----------       -----------       -----------       -----------
  Segment assets                                            157,251           212,563           157,251           212,563
  General corporate                                          66,616            38,575            66,616            38,575
                                                        -----------       -----------       -----------       -----------
      Total assets                                      $   223,867       $   251,138       $   223,867       $   251,138
                                                        ===========       ===========       ===========       ===========

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (See pages 2 through 6)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

INDUSTRY AND COMPANY OUTLOOK

Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Inventory oversupply at the retail level continues to have a significant impact on wholesale shipments as it did during much of 1999. The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments declined 22.3% through June 2000 as compared to the same period of 1999. The industry has also been impacted by an increase in dealer failures, higher interest rates, a reduction in available consumer credit and wholesale financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed some locations. The Company also believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, further tightening of credit standards and a further reduction in the availability of wholesale and retail financing.*

Industry conditions significantly impacted Cavalier's financial results during the first half of 2000. The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors will have on the Company's future sales and earnings.* The Company currently believes these conditions will continue to adversely affect its financial performance at least through the next several quarters and perhaps through the end of 2001.* The Company's wholesale shipments during the third quarter to date are over 52% behind the prior year, and the Company currently expects to record a significant loss in the third quarter of 2000.*

Due to deteriorating market conditions, during the six months ended June 30, 2000, the Company recorded non-cash impairment charges of $4,745 ($3,778 or $0.21 per diluted share after tax) in connection with the idling of four home manufacturing facilities, closing, sale or plans to close or sell 10 Company-owned retail sales centers and the expected sale (which sale has been completed) of a portion of the Company's insurance and premium finance business. The manufacturing facilities built primarily single section homes, and production has been consolidated into other plants. Since the fall of 1999, Cavalier has idled a total of nine home manufacturing plants. Another plant was destroyed by fire in June 2000 (a previously idled facility is being restarted to replace that capacity). Consequently, Cavalier today operates a total of 15 manufacturing facilities, reflecting a 31% reduction in manufacturing capacity over the last year. Despite this consolidation of its manufacturing facilities, the Company does not believe it has reduced the breadth of its product offering or the price points reached by its product line. On the retail side, the Company has closed, sold or has plans to close or sell 10 of its 16 retail sales centers. In terms of operating costs, Cavalier has made cost reductions in virtually all areas of the Company, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has reduced its production and administrative workforce by approximately 2,200 employees or more than 38% since December 31, 1998. While management believes these actions are prudent, these steps do not immediately reduce the Company's cost structure in all cases. The Company is continuing to evaluate capacity, cost and overhead issues and the need for further plant, retail and other consolidations, reductions, idlings and closings in light of developing market conditions.* The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt.

------------------------
* See Safe Harbor Statement on page 13.

RESULTS OF OPERATIONS (DOLLARS IN THOUSANDS)

The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:

INCOME STATEMENT DATA                                        For the Thirteen Weeks Ended
                                              ------------------------------------------------------------------
                                              June 30, 2000         July 2, 1999           Difference
                                              -------------         ------------           ----------
Revenue:
   Home manufacturing net sales                 $ 86,748              $158,086              $(71,338)
   Financial services                              1,590                 2,026                  (436)
   Retail                                          7,865                 6,004                 1,861
   Other                                           1,681                 1,243                   438
                                                --------              --------              --------
Total revenue                                   $ 97,884      100.0%  $167,359     100.0%   $(69,475)     -41.5%
Cost of sales                                     86,335       88.2%   136,256      81.4%    (49,921)     -36.6%
                                                --------    -------   --------   -------    --------    -------

Gross profit                                    $ 11,549       11.8%  $ 31,103      18.6%   $(19,554)     -62.9%
                                                ========    =======   ========   =======    ========    =======

Selling, general and administrative             $ 26,945       27.5%  $ 26,557      15.9%   $    388        1.5%
                                                ========    =======   ========   =======    ========    =======

Impairment charge                               $  4,397        4.5%  $     --       0.0%   $  4,397        0.0%
                                                ========    =======   ========   =======    ========    =======

Operating profit (loss)                         $(19,793)     -20.2%  $  4,546       2.7%   $(24,339)    -535.4%
                                                ========    =======   ========   =======    ========    =======

Other income (expense), net                     $   (195)      -0.2%  $    115       0.1%   $   (310)    -269.6%
                                                ========    =======   ========   =======    ========    =======

Net income (loss)                               $(13,009)     -13.3%  $  2,820       1.7%   $(15,829)    -561.3%
                                                ========    =======   ========   =======    ========    =======


INCOME STATEMENT DATA                                          For the Twenty-Six Weeks Ended
                                              ------------------------------------------------------------------
                                              June 30, 2000         July 2, 1999           Difference
                                              -------------         ------------           ----------
Revenue:
   Home manufacturing net sales                 $170,586              $316,569              $(145,983)
   Financial services                              3,037                 3,481                   (444)
   Retail                                         10,806                 8,482                  2,324
   Other                                           3,148                 2,243                    905
                                                --------              --------              ---------
Total revenue                                   $187,577      100.0%  $330,775     100.0%   $(143,198)    -43.3%
Cost of sales                                    164,796       87.9%   266,831      80.7%    (102,035)    -38.2%
                                                --------    -------   --------   -------    ---------   -------
Gross profit                                    $ 22,781       12.1%  $ 63,944      19.3%   $ (41,163)    -64.4%
                                                ========    =======   ========   =======    ===+=====   =======
Selling, general and administrative             $ 51,237       27.3%  $ 52,435      15.9%   $  (1,198)     -2.3%
                                                ========    =======   ========   =======    =========   =======
Impairment charge                               $  4,745        2.5%  $     --       0.0%   $   4,745       0.0%
                                                ========    =======   ========   =======    =========   =======
Operating profit (loss)                         $(33,201)     -17.7%  $ 11,509       3.5%   $ (44,710)   -388.5%
                                                ========    =======   ========   =======    =========   =======
Other income (expense), net                     $   (562)      -0.3%  $    593       0.2%   $  (1,155)   -194.8%
                                                ========    =======   ========   =======    =========   =======
Net income (loss)                               $(21,646)     -11.5%  $  7,321       2.2%   $ (28,967)   -395.7%
                                                ========    =======   ========   =======    =========   =======

OPERATING DATA                                    For the Thirteen Weeks Ended                   For the Twenty-six Weeks Ended
                                           -------------------------------------------   -------------------------------------------
                                               June 30, 2000          July 2, 1999          June 30, 2000          July 2, 1999
                                           --------------------   --------------------   -------------------   ---------------------
Home manufacturing sales:
Floor shipments                               5,470                  9,732                10,760                 19,317
Home shipments     Single section             1,358        39.9%     3,087        48.3%    2,913        42.7%     6,117        48.2%
                   Multi section              2,048        60.1%     3,308        51.7%    3,909        57.3%     6,576        51.8%
                                           --------   ---------   --------   ---------   -------   ---------   --------   ---------
Total shipments                               3,406       100.0%     6,395       100.0%    6,822       100.0%    12,693       100.0%

Shipments to company owned stores               (56)        1.6%      (179)        2.8%     (118)        1.7%      (294)        2.3%
                                           --------   ---------   --------   ---------   -------   ---------   --------   ---------
Shipment to independent dealers               3,350        98.4%     6,216        97.2%    6,704        98.3%    12,399        97.7%
                                           ========   =========   ========   =========   =======   =========   ========   =========
Retail sales:
  Single section                                166        52.0%       110        57.9%      223        53.6%       147        56.8%
  Multi section                                 153        48.0%        80        42.1%      193        46.4%       112        43.2%
                                           --------   ---------   --------   ---------   -------   ---------   --------   ---------
Total sales                                     319       100.0%       190       100.0%      416       100.0%       259       100.0%
                                           ========   =========   ========   =========   =======   =========   ========   =========
Cavalier produced homes sold                    267        83.7%       139        73.2%      341        82.0%       189        73.0%
                                           ========   =========   ========   =========   =======   =========   ========   =========
Used homes sold                                  45        14.1%        39        20.5%       66        15.9%        48        18.5%
                                           ========   =========   ========   =========   =======   =========   ========   =========

Other Operating Data:
Installment loan purchases                 $ 18,635               $ 14,029               $32,124               $ 29,391

Capital expenditures                       $  1,404               $  6,490               $ 2,352               $ 15,514

Home manufacturing facilities - operating        15                     24                    15                     24

Independent exclusive dealer locations          241                    262                   241                    262

Company owned stores                              6                     14                     6                     14

THIRTEEN WEEKS ENDED JUNE 30, 2000 AND JULY 2, 1999

REVENUE

Revenue for the second quarter of 2000 totaled $97,884 down 42% from 1999 second quarter revenue of $167,359. The Company's revenues and profits were adversely affected by intense competitive market conditions, including, among other things, excess inventory in retail channels, an increase in dealer failures, higher interest rates, a reduction in available consumer and wholesale financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels.

Home manufacturing net sales accounted for virtually the entire decline against the comparable 1999 period, falling 45% to $86,748, net of intercompany eliminations of $1,528. Net sales for the second quarter of 1999 were $158,086, net of intercompany eliminations of $5,113. Home shipments decreased 46.7%, with floor shipments decreasing by 43.8%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 51.7% of shipments in the second quarter of 1999 to 60.1% of shipments in 2000. The expansion of the Company's multi-section product base is in response to increasing consumer demand for multi-section homes as compared to single section homes. Actual shipments of homes for the second quarter were 3,406 versus 6,395 in 1999.

Cavalier attributes the decrease in sales and shipments primarily to the unfavorable industry conditions described above. Approximately 86% of Cavalier's shipments was to its core market of 11 states, where the Company's floor shipments declined 44% compared to the second quarter of 1999. The Company has pursued a strategy of working closely with its dealers to assist them in reducing retail inventories in light of difficult market conditions, which the Company believes has contributed to its disproportionate decline in manufacturing sales volume in relation to the industry's decline.* The
Company's exclusive dealer program included 247 dealers, including six company-owned stores, at June 30, 2000. At July 2, 1999, the exclusive dealer program included 276 dealers, including 14 company-owned stores. Sales to exclusive dealers represented 59.5% in the second quarter of 2000 versus 54.6% in the same period of 1999.

Revenue from the financial services segment decreased 21.5% to $1,590 for the second quarter of 2000 compared to $2,026 in 1999, due primarily to a lower volume of installment contracts sold. During the second quarter of 2000, Cavalier Acceptance Corporation ("CAC"), the Company's wholly-owned finance subsidiary, purchased contracts of $18,635 and resold installment contracts totaling $20,146. In the second quarter of 1999, CAC purchased contracts of $14,029 and resold installment contracts totaling $30,022, including $16,000 previously held in its portfolio. CAC does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $7,865 for the second quarter of 2000, of which 83.7% of the units sold were Cavalier product, compared to $6,004 for 1999. In addition to the three retail closings recorded in the first quarter of 2000, the Company closed, sold or planned to close or sell an additional seven under-performing retail locations, and recorded impairment charges and inventory valuation charges as discussed below, bringing the number of company-owned retail locations to six.

Other revenue consists mainly of revenue from the Company's wholesale supply and component manufacturing businesses. Revenues from external customers increased 35.2% to $1,681 for the second quarter of 2000 compared to $1,243 during the second quarter of 1999. The increase is due primarily to the expansion of a supply company into new geographic areas.

GROSS PROFIT

Gross profit was $11,549, or 11.8% of total revenue, for the second quarter of 2000, versus $31,103, or 18.6% of total revenue, in 1999. Of the $19,554 decrease, the Company attributes approximately $12,900 to volume decrease and $6,700 to margin erosion. The margin erosion includes approximately $2,000 of additional sales discounts at the manufacturing level to help encourage sell-through of inventory, $2,200 for inefficiencies related to low volume and plant closings, and $2,500 due to company-owned retail locations margin decrease, which included $783 of inventory valuation charges.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses during the second quarter of 2000 were $26,945, or 27.5% of total revenue, versus $26,557 or 15.9% of total revenue in 1999, an increase of $388. The overall increase is due to a $4,796 increase in repurchase charges and $586 of costs related to new supply company locations, which were offset by a $2,469 reduction in salaries, wages and incentive compensation, a $471 reduction in delivery cost, an $883 reduction in employee benefits cost (primarily health insurance), a $598 reduction in advertising and promotion cost and an $86 reduction in management information system and internet strategy costs.

IMPAIRMENT CHARGE

Impairment charges totaling $4,397 ($3,465 or $0.19 per diluted share after tax) were recorded in the second quarter of 2000. These charges included $1,944 relating to the closing or sale or plans to close or sell seven retail sales centers and $1,472 associated with the expected sale (which sale has now been completed) of a portion of the Company's insurance and premium finance business
- a step related to the scaling back of the Company's retail operations. Impairment charges of $981 were also recorded relating to the idling of two additional manufacturing plants, which follows the idling of seven other facilities since the fall of 1999. In addition, one previously closed facility has been reopened to replace the production capacity of another facility that was destroyed by fire in June 2000. These closed manufacturing facilities built primarily single section homes, and production has been consolidated into other plants. There were no comparable charges recorded in the same period of 1999.

--------------------------------------
* See Safe Harbor Statement on page 13.

OPERATING PROFIT (LOSS)

Operating loss for the quarter was $19,793, compared to an operating profit of $4,546 in the second quarter of 1999. Home manufacturing operating profit declined primarily due to the decrease in sales, repurchase charges, impairment charges, and the industry and business conditions cited above. Financial services operating profit decreased $1,930 from 1999 due primarily to the decrease in sales and impairment charges noted above. The retail segment's operating loss increased $4,054 due to costs of additional locations and retail infrastructure over the prior year, low sales volume, inventory valuation charges, impairment charges and the competitive conditions currently prevalent in the marketplace. The other segment operating loss increase is due mainly to the cost associated with the start-up cost of a new supply company. In addition, general corporate operating expense, which is not identifiable to a specific segment, increased $248.

OTHER INCOME (EXPENSE)

Interest expense increased $284 due primarily to the increase in notes payable under retail floor plan agreements, amounts outstanding under industrial development revenue bond issues and borrowings under the Company's credit facility. Other, net decreased $26 due primarily to lower income from supply related equity partnerships offset by gains on the sale of property, plant and equipment during the second quarter of 2000.

NET INCOME (LOSS)

Before impairment charges related to the closures discussed above, the Company's net loss in the second quarter was $9,544 or $0.54 per diluted share compared with net income of $2,820 or $0.16 per diluted share in the second quarter of 1999. The Company's net loss for the second quarter of 2000, after impairment charges, was $13,009 or $0.73 per diluted share, primarily due to the factors noted above.

TWENTY-SIX WEEKS ENDED JUNE 30, 2000 AND JULY 2, 1999

REVENUE

Revenue for the twenty-six weeks ending June 30, 2000 totaled $187,577 down 43% from 1999 year-to-date revenue of $330,775. The Company's revenues and profits were adversely affected by challenging market conditions, including, among other things, intense competition, the ongoing contraction of dealer locations, reduced lending availability and tightened credit standards, higher interest rates, inventory over-supply at the retail level and increased home repossessions which re-enter home distribution channels.

Home manufacturing net sales accounted for virtually the entire decline against the comparable 1999 period, falling 46% to $170,586 net of intercompany eliminations of $3,221. Net sales for the first half of 1999 were $316,569, net of intercompany eliminations of $8,315. Home shipments decreased 46.3%, with floor shipments decreasing by 44.3%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 51.8% of shipments in the second quarter of 1999 to 57.3% of shipments in 2000. The expansion of the Company's multi-section product base is in response to increasing consumer demand for multi-section homes as compared to single section homes. Actual shipments of homes for the twenty-six weeks ending June 30, 2000 were 6,822 versus 12,693 in 1999.

Cavalier attributes the decrease in sales and shipments primarily to the unfavorable industry conditions described above. Approximately 88% of Cavalier's shipments were to its core market of 11 states, where the Company's floor shipments declined 44% compared to the first half of 1999. The Company has pursued a strategy of working closely with its dealers to assist them in reducing retail inventories in light of difficult market conditions, which the Company believes has contributed to its disproportionate decline in manufacturing sales volume in relation to the industry's decline.* The
Company's exclusive dealer program included 247 dealers, including six company-owned stores, at June 30, 2000. At July 2, 1999, the exclusive dealer program included 276 dealers, including 14 company-owned stores. Sales to exclusive dealers represented 56.6% in the first six months of 2000 versus 55.9% in the same period of 1999.

Revenue from the financial services segment decreased 12.8% to $3,037 for the first twenty-six weeks of 2000 compared to $3,481 in 1999, due primarily to a lower volume of installment contracts sold. For 2000, CAC has purchased contracts of $32,124 and resold installment contracts totaling $33,961. In 1999, CAC purchased contracts of $29,391 and resold installment contracts totaling $43,757, including $16,000 previously held in its portfolio. CAC does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $10,806 for 2000, of which 82% of the units sold were Cavalier product, compared to $8,482 for 1999. As of June 30, 2000, the Company has closed, sold or plans to close or sell ten under-performing retail locations, and has recorded impairment charges and inventory valuation charges as discussed below, bringing the number of company-owned retail locations to six.

Other revenue consists mainly of revenue from the Company's wholesale supply and component manufacturing businesses. Revenues from external customers increased 40.3% to $3,148 for 2000 compared to $2,243 during 1999. The increase is due primarily to the expansion of a supply company into new geographic areas.

--------------------------------------
* See Safe Harbor Statement on page 13.

GROSS PROFIT

Gross profit was $22,781, or 12.1% of total revenue, for the first half of 2000, versus $63,944, or 19.3%, in 1999. Of the $41,163 decrease, the Company attributes approximately $27,600 to volume decrease and $13,500 to margin erosion. The margin erosion includes approximately $3,100 of additional sales discounts at the manufacturing level to help encourage sell-through of inventory, $7,300 for inefficiencies related to low volume and plant closings, and $3,100 due to company-owned retail locations margin decrease, which included $1,209 inventory valuation charges.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses during the first half of 2000 were $51,237, or 27.3% of total revenue, versus $52,435 or 15.9% in 1999, a decrease of $1,198. The overall decrease includes a $4,582 reduction in salaries, wages and incentive compensation, a $1,214 reduction in delivery costs, a $1,316 reduction in employee benefits cost (primarily health insurance), a $942 reduction in advertising and promotion cost, a $273 reduction in service and warranty cost and a $482 decrease in losses on installment contracts. These decreases were partially offset by the $6,231 increase in repurchase charges, a $1,438 increase due to new supply and retail business locations, and a $511 increase in management information system and internet strategy costs.

IMPAIRMENT CHARGE

Impairment charges totaling $4,745 ($3,778 or $0.21 per diluted share after tax) were recorded in the first half of 2000. These charges were recorded in connection with the closings, sale or plans to close or sell four manufacturing facilities ($1,073) and ten company-owned retail locations ($2,200) and the expected sale (which sale has now been completed) of a portion of the insurance and premium finance business ($1,472) - a step related to the scaling back of the Company's retail operations. One previously closed home manufacturing facility has been reopened to replace the production capacity of another facility that was destroyed by fire in June 2000. These manufacturing facilities built primarily single section homes, and production has been consolidated into other plants. There were no comparable charges recorded in the first half of 1999.

OPERATING PROFIT (LOSS)

Operating loss year-to-date was $33,201, compared to an operating profit of $11,509 in 1999. Home manufacturing operating profit declined primarily due to the decrease in sales, repurchase charges, impairment charges and the industry and business conditions cited above. Financial services operating profit decreased $1,936 from the same period in 1999 due primarily to the decrease in sales and impairment charges noted above. The retail segment's operating loss increased $5,668 due to costs of additional locations and retail infrastructure over the prior year, inventory valuation charges, impairment charges, low sales volume and the competitive conditions currently prevalent in the marketplace. The other segment operating loss increase of $1,737 is due mainly to the cost associated with the start-up cost of a new supply company. In addition, general corporate operating expense, which is not identifiable to a specific segment, increased $1,191 primarily due to an increase in costs associated with a new management information system and internet strategy.

OTHER INCOME (EXPENSE)

Interest expense increased $727 due primarily to the increase in notes payable under retail floor plan agreements, amounts outstanding under industrial development revenue bond issues and borrowings under the Company's credit facility. Other, net decreased $428 due primarily to lower income from supply related equity partnerships offset by gains on sale of property, plant and equipment during the first half of 2000.

NET INCOME (LOSS)

Before impairment charges related to the closures discussed above, the Company's net loss in the first half of 2000 was $17,868 or $1.01 per diluted share compared with net income of $7,321 or $0.40 per diluted share in the first half of 1999. The Company's net loss for the first half of 2000, after impairment charges, was $21,646 or $1.22 per diluted share, primarily due to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA

                                                               Balances as of
                                                     -----------------------------------
                                                     June 30, 2000     December 31, 1999
                                                     -------------     -----------------

Cash and cash equivalents                             $    36,713         $    39,635
Accounts receivable                                   $    19,757         $    10,022
Working capital                                       $    35,863         $    32,652
Current ratio                                            1.4 to 1            1.4 to 1
Long-term debt                                        $    24,363         $    10,218
Ratio of long-term debt to equity                          1 to 4             1 to 13
Installment loan portfolio                            $     7,079         $     9,450


Operating activities during the first half of 2000 used net cash of $12,466.

The increase in accounts receivable and reduction in cash and cash equivalents from December 31, 1999 to June 30, 2000, is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables.

Inventory decreased $16,184 from December 31, 1999 to June 30, 2000 as the Company emphasized conservative cash management and a build-for-sale philosophy. Of this decrease, $6,559 related to retail inventories that resulted in a corresponding reduction in notes payable under retail floor plan agreements.

The Company's capital expenditures were approximately $2,352 for the twenty-six weeks ended June 30, 2000, as compared to $15,514 for the comparable period of 1999. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the expansion and modernization of certain of the Company's manufacturing facilities. Additionally, during the first half of 1999, the Company purchased, for a total of $3,400, two Alabama manufacturing facilities that were previously leased, renovated a Georgia manufacturing facility at a cost of $1,693 and capitalized $1,270 costs of implementing an enterprise-wide management information system.

The increase in long-term debt of $14,145 is primarily due to a $15,000 borrowing under the Company's credit facility.

The Company purchased 25,000 shares of treasury stock during the first half of 2000 for $99. The Company has authorization to acquire up to 1.3 million additional shares under the current program.

In addition to its normal purchasing and selling of loans to another finance company, during the second quarter of 2000, the Company received proceeds of approximately $1,400 from the sale of loans that were previously held in its installment loan portfolio.

On March 31, 2000, the Company renewed its Credit Facility with its primary lender through April 2002. The Credit Facility presently consists of a $35,000 revolving and term loan agreement. The Credit Facility contains a revolving line of credit that provides for borrowings (including letters of credit) up to a maximum of $35,000. Interest is payable under the revolving line of credit at the bank's prime rate less 0.5%, or, if elected by the Company, the 90-day LIBOR Rate plus 2.0%. The Credit Facility provides the option for amounts drawn down for CAC's benefit to be converted to a term loan with respect to borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $35,000. Interest under the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus 0.75%. However, in no event may the aggregate outstanding borrowings under the revolving line of credit and term-loan agreement exceed $35,000. At June 30, 2000, $15,000 was outstanding under the revolving line of credit. At July 2, 1999, no amounts were outstanding under the Credit Facility.

The credit facility contains certain restrictive covenants which limit, among other things, the Company's ability to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $18,000, excluding floor plan notes payable which cannot exceed $25,000, and (iv) make annual capital expenditures in excess of $15,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $15,000), debt to tangible net worth ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.75 to 1), and to maintain a current ratio of at least
1.17 to 1 and the sum of consolidated tangible net worth plus treasury stock purchases must be at least $90,000. The Credit Facility also requires CAC to comply with certain specified restrictions and financial covenants. The Company has obtained waiver letters to the extent it was in violation of certain covenants at June 30, 2000.

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

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $3,291 at June 30, 2000. Due to the long-term nature of the benefit liabilities that these assets fund, the Company currently considers its exposure to market risk to be low.* The Company does not believe that a decline in market value of these investments would result in a material near term funding of the trust or exposure to the benefit liabilities funded.*

The Company purchases retail installment contracts from its exclusive dealers, at fixed interest rates, in the ordinary course of business, and periodically resells certain of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed rate contracts with interest rates generally ranging from 9.0% to 16.0% and an average original term of 298 months at June 30, 2000. The Company estimated the fair value of its installment contracts receivable, which approximated carrying value, using discounted cash flows and interest rates offered by CAC on similar contracts at June 30, 2000.


--------------------------------------
* See Safe Harbor Statement on page 13.

The Company has notes payable under retail floor plan agreements, an industrial development revenue bond issue and a revolving line of credit that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. The estimated fair value of outstanding borrowings approximated carrying value at June 30, 2000. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

               Safe Harbor Statement under the Private Securities
                         Litigation Reform Act of 1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

         - the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
         - limitations in Cavalier's ability to pursue its business strategy;
         - changes in demographic trends, consumer preferences and Cavalier's business strategy;
         - changes and volatility in interest rates and the availability of capital and consumer and dealer financing;
         - the ability to attract and retain quality independent dealers, executive officers and other personnel;
         -        competition;
         -        contingent repurchase and guaranty obligations;
         - uncertainties regarding Cavalier's retail financing activities;
         - integrating the business operations and achieving the benefits of the 1997 merger with Belmont Homes, Inc. and other acquisitions;
         - the potential unavailability and price increases for raw materials;
         -        the potential unavailability of manufactured housing sites;
         -        regulatory constraints;
         -        the potential for additional warranty claims;
         -        litigation; and
         -        the potential volatility in our stock price.

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

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 under the heading "Item 3 - Legal Proceedings." The description of legal proceedings in the Company's Form 10-K remains unchanged, except that, with respect to the suit against Belmont Homes, Inc. and certain other defendants referenced therein, the Court of Civil Appeals has affirmed the Circuit Court's grant of summary judgment in favor of the defendants on all counts asserted in the plaintiffs' complaint. The time for further appeal of the Court of Civil Appeals' affirmation has expired.

Item 4:  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held May 16, 2000. Each person who was then serving as a member of the Board of Directors was re-elected for another year. The votes for each nominee were cast as follows:

                                                                    Shares Voting
                                                     For               Against          Withheld

         Thomas A. Broughton, III                  15,062,944             -0-            407,462

         Barry B. Donnell                          15,062,944             -0-            407,462

         Lee Roy Jordan                            15,066,044             -0-            404,362

         A. Douglas Jumper, Sr.                    15,056,869             -0-            413,537

         Mike Kennedy                              15,062,334             -0-            408,072

         John W Lowe                               15,061,608             -0-            408,798

         Gerald W. Moore                           15,141,405             -0-            329,001

         Michael R. Murphy                         15,058,221             -0-            412,185

         David A. Roberson                         15,057,436             -0-            412,970

The stockholders ratified the Board of Director's appointment of Deloitte & Touche LLP as Independent Certified Public Accountants for the Company. The appointment was ratified by a vote of 15,225,846 shares for, 90,784 shares against and 153,931 abstentions.

Item 5:  Other Matters

The Board of Directors has declared its regular quarterly cash dividend of $0.01 per share payable on August 15, 2000 to stockholders of record on July 31, 2000. Previously, the Company had paid quarterly dividends at a rate of $0.04 per share. The Company has announced that its Board of Directors may take further action in the future to eliminate dividend payments if it believes circumstances warrant.

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