Form 10-Q
period 2000-09-30
CAVALIER HOMES INC
filed 2000-11-13
CIK 789863

UNITED STATES
                          SECURITIES & EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      September 30, 2000
                                        ----------------------------------------

                                      OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------     -----------------

                          Commission File Number 1-9792

                               Cavalier Homes, Inc.
         -------------------------------------------------------------------
              (Exact name of Registrant as specified in its charter)


          Delaware                                           63-0949734
-------------------------------                      ---------------------------
(State or other jurisdiction of                             (IRS Employer
incorporation or organization)                          Identification Number)


      Highway 41 North & 32 Wilson  Boulevard,  Addison,   Alabama   35540
   --------------------------------------------------------------------------
                (Address  of   principal executive offices)
                               (Zip Code)


                              (256) 747-9800
                 ------------------------------------------
            (Registrant's telephone number, including area code)


                 ------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

              Class                             Outstanding at November 10, 2000
----------------------------                    --------------------------------
Common Stock, $.10 Par Value                           17,860,041 Shares

                                            CAVALIER HOMES, INC. AND SUBSIDIARIES
                                                 CONSOLIDATED BALANCE SHEETS
                                             (Unaudited - dollars in thousands)
                                                                                              September 30,    December 31,
 ASSETS                                                                                          2000              1999
                                                                                            ---------------    --------------

 CURRENT ASSETS:
      Cash and cash equivalents                                                          $          23,805  $         39,635
      Marketable securities held to maturity                                                         5,996                 -
      Accounts receivable, less allowance for doubtful accounts $178 (2000) and $134 (1999)         17,463            10,022
      Notes and installment contracts receivable - current                                             604               939
      Inventories                                                                                   31,187            50,120
      Deferred income taxes                                                                         16,172            15,166
      Income tax receivable                                                                         12,997             2,133
      Other current assets                                                                           4,984             3,109
                                                                                            ---------------    --------------
             Total current assets                                                                  113,208           121,124
                                                                                            ---------------    --------------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                                                67,668            74,495
                                                                                            ---------------    --------------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,138 (2000) and $1,656 (1999)                                  6,325             7,651
                                                                                            ---------------    --------------
 GOODWILL, less accumulated amortization of $6,369 (2000) and $5,432 (1999)                         17,756            22,684
                                                                                            ---------------    --------------
 OTHER ASSETS                                                                                        7,258             9,083
                                                                                            ---------------    --------------
 TOTAL                                                                                   $         212,215  $        235,037
                                                                                            ===============    ==============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                                  $           1,142  $          1,119
      Notes payable under retail floor plan agreements                                               7,111            15,562
      Accounts payable                                                                              11,700            12,303
      Amounts payable under dealer incentive programs                                               22,914            25,442
      Accrued compensation and related withholdings                                                  6,108             5,312
      Estimated warranties                                                                          12,300            13,000
      Reserve for repurchase commitments                                                             4,525             3,330
      Accrued insurance                                                                              5,963             6,027
      Other accrued expenses                                                                         9,123             6,377
                                                                                            ---------------    --------------
           Total current liabilities                                                                80,886            88,472
                                                                                            ---------------    --------------
 DEFERRED INCOME TAXES                                                                               1,043             1,459
                                                                                            ---------------    --------------
 LONG-TERM DEBT                                                                                     24,329            10,218
                                                                                            ---------------    --------------
 OTHER LONG-TERM LIABILITIES                                                                         5,900             5,497
                                                                                            ---------------    --------------
 STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value; authorized 50,000,000 shares,
        issued 18,365,141 (2000) shares and 18,271,433 (1999) shares                                 1,837             1,827
      Additional paid-in capital                                                                    55,375            55,181
      Treasury stock, at cost; 505,100 (2000) shares and 480,100 (1999) shares                      (3,309)           (3,210)
      Retained earnings                                                                             46,154            75,593
                                                                                            ---------------    --------------
          Total stockholders' equity                                                               100,057           129,391
                                                                                            ---------------    --------------
 TOTAL                                                                                   $         212,215  $        235,037
                                                                                            ===============    ==============


                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited - dollars in thousands except per share amounts)
                                                          Thirteen Weeks Ending                 Thirty-nine Weeks Ending

                                                       September 30,     October 1,           September 30,       October 1,
                                                          2000               1999                  2000              1999
                                                     --------------    ---------------       ---------------    --------------

REVENUE                                          $         69,860  $         135,835     $         257,437  $        466,610

COST OF SALES                                              61,095            110,883               225,886           377,666

SELLING, GENERAL AND ADMINISTRATIVE                        18,002             26,031                69,244            78,514

IMPAIRMENT CHARGE                                             103              1,453                 4,848             1,453
                                                    --------------    ---------------       ---------------    --------------
OPERATING PROFIT (LOSS)                                    (9,340)            (2,532)              (42,541)            8,977
                                                    --------------    ---------------       ---------------    --------------
OTHER INCOME (EXPENSE):
     Interest expense                                        (774)              (537)               (2,013)           (1,049)
     Other, net                                               284                388                   961             1,493
                                                    --------------    ---------------       ---------------    --------------
                                                             (490)              (149)               (1,052)              444
                                                    --------------    ---------------       ---------------    --------------
 INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)               (9,830)            (2,681)              (43,593)            9,421

 INCOME TAXES (BENEFIT)                                    (3,638)            (1,060)              (15,755)            3,721
                                                    --------------    ---------------       ---------------    --------------
 NET INCOME (LOSS)                               $         (6,192) $          (1,621)    $         (27,838) $          5,700
                                                    ==============    ===============       ===============    ==============
 BASIC NET INCOME (LOSS) PER SHARE               $          (0.35) $           (0.09)    $           (1.56) $           0.31
                                                    ==============    ===============       ===============    ==============
 DILUTED NET INCOME (LOSS) PER SHARE             $          (0.35) $           (0.09)    $           (1.56) $           0.31
                                                    ==============    ===============       ===============    ==============
 WEIGHTED AVERAGE SHARES OUTSTANDING                   17,836,486         17,949,080            17,791,922        18,221,146
                                                    ==============    ===============       ===============    ==============
 WEIGHTED AVERAGE SHARES OUTSTANDING                   17,836,486         17,949,080            17,791,922        18,304,173
                                                    ==============    ===============       ===============    ==============
                         ASSUMING DILUTION
 See notes to consolidated financial statements.



                                            CAVALIER HOMES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited - in thousands)
                                                                                                Thirty-nine Weeks Ending

                                                                                              September 30,      October 1,
                                                                                                 2000              1999
                                                                                            ---------------    --------------
 OPERATING ACTIVITIES:
   Net income (loss)                                                                     $         (27,838) $          5,700
   Adjustments to reconcile net income (loss) to net cash used in operating activities:
        Depreciation and amortization                                                                7,508             7,443
        Change in provision for credit losses and repurchase commitments                               721               647
        Gain on sale of installment contracts                                                       (1,671)           (1,848)
        Gain on sale of property, plant and equipment                                                 (154)              (42)
        Impairment charge                                                                            4,848             1,453
        Other, net                                                                                     322                (7)
        Changes in assets and liabilities provided (used) cash, net of effects of acquisitions:
             Accounts receivable                                                                    (7,485)          (24,947)
             Inventories                                                                            18,933           (16,689)
             Income tax receivable                                                                 (10,864)           (5,640)
             Accounts payable                                                                         (603)            5,431
             Other assets and liabilities                                                             (500)            3,829
                                                                                            ---------------    --------------
        Net cash used in operating activities                                                      (16,783)          (24,670)
                                                                                            ---------------    --------------
  INVESTING ACTIVITIES:
   Net cash paid in connection with acquisitions                                                         -            (4,439)
   Proceeds from disposition of property, plant and equipment                                        2,327               300
   Capital expenditures                                                                             (3,521)          (20,667)
   Purchase of marketable securities                                                                (5,996)                -
   Proceeds from sale of installment contracts                                                      52,112            52,701
   Net change in notes and installment contracts                                                   (47,568)          (33,854)
   Other investing activities                                                                         (511)           (1,196)
                                                                                            ---------------    --------------
        Net cash used in investing activities                                                       (3,157)           (7,155)
                                                                                            ---------------    --------------
  FINANCING ACTIVITIES:
   Net borrowings (payments) on notes payable                                                       (8,451)            3,650
   Payments on long-term debt                                                                         (866)             (318)
   Proceeds from long-term borrowings                                                               15,000             3,145
   Cash dividends paid                                                                              (1,601)           (2,214)
   Proceeds from exercise of stock options                                                               4               284
   Net proceeds from sales of common stock                                                             123               316
   Purchase of treasury stock                                                                          (99)          (14,944)
                                                                                            ---------------    --------------

        Net cash provided by (used in) financing activities                                          4,110           (10,081)
                                                                                            ---------------    --------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (15,830)          (41,906)
                                                                                            ---------------    --------------
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     39,635            64,243
                                                                                            ---------------    --------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $          23,805  $         22,337
                                                                                            ===============    ==============
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                                         $           1,864  $            861
        Income taxes                                                                                (3,472)           11,376

                                       See notes to consolidated financial statements.



                         CAVALIER HOMES, INC. AND SUBSIDIARIES
                       Notes to Consolidated Financial Statements
               (Unaudited - dollars in thousands except per share data)

1.       BASIS OF PRESENTATION
o The accompanying consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000 and October 1, 1999, and the results of its operations and its cash flows for the thirteen and thirty-nine week periods ended September 30, 2000 and October 1, 1999, respectively. All such adjustments are of a normal, recurring nature.

o The results of operations for the thirteen and thirty-nine weeks ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

o The Company reports two separate net income per share numbers, basic and diluted. Both are computed by dividing net income by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:

                                                                    Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                                              --------------------------------  -------------------------------
                                                               September 30,      October 1,     September 30,     October 1,
                                                                   2000              1999            2000             1999
                                                              ----------------   -------------  ----------------  -------------

   Weighted average common shares
       outstanding (basic)                                         17,836,486      17,949,080        17,791,922     18,221,146

   Dilutive effect if stock options and warrants were                       -               -                 -         83,027
       exercised                                              ----------------   -------------  ----------------  -------------

   Weighted average common shares
       outstanding, assuming dilution (diluted)                    17,836,486      17,949,080        17,791,922     18,304,173
                                                              ================   =============  ================  =============

o The diluted share base for the thirteen weeks ended September 30, 2000 and October 1, 1999, and for the thirty-nine weeks ended September 30, 2000 excludes incremental shares of 9,808, 42,957, and 24,340 respectively, related to employee stock options. These shares are excluded due to their anti-dilutive effect as a result of the Company's loss from operations.

o        Certain  amounts from the prior periods have   been    reclassified  to
         conform to the 2000 presentation.

2.       ACCOUNTING STANDARD NOT YET ADOPTED
o In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. In June 2000, the FASB issued SFAS 138, which amends certain provisions of SFAS 133 to clarify areas causing difficulties in implementation. The Company has appointed a team to implement SFAS 133 and will adopt the provisions of SFAS 133 and 138 on January 1, 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's consolidated financial statements.

o In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, related to selected revenue recognition issues. This release, as amended, is effective no later than the fourth quarter of this fiscal year. SAB 101 is not expected to have a material impact on the Company's consolidated financial statements.

3.       INVENTORIES
o Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at September 30, 2000 and December 31, 1999 were as follows:

                            September 30,            December 31,
                                2000                    1999
                           -------------            ------------

         Raw materials     $     18,102             $    27,363
         Work-in-process          2,295                   3,513
         Finished goods          10,790                  19,244
                           -------------            ------------
         Total inventory   $     31,187             $    50,120
                           =============            ============

4.       IMPAIRMENT CHARGE
o The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less cost to dispose.

o Due to deteriorating market conditions, during the thirty-nine weeks ended September 30, 2000, the Company recorded non-cash impairment charges of $4,848 ($3,843 after tax or $0.21 per diluted share) in connection with the closing of four home manufacturing facilities, 11 retail sales center closings or dispositions and the sale of a portion of the Company's insurance and premium finance business. The impairment charge for assets to be held and used includes write-downs of $43 for property, plant and equipment (home manufacturing segment). The impairment charge for assets to be disposed of includes write-downs of $1,607 for property, plant and equipment ($981 home manufacturing segment and $626 retail segment), $3,038 for goodwill ($1,541 retail segment and $1,497 financial services segment), and $160 for non-competition agreements and lease obligations ($228 retail segment and a credit of $68 home manufacturing segment). After recording the impairment charges, the carrying value of the assets to be disposed of was $3,493. The Company developed plans to market the facilities to be disposed of and expects disposition to occur within one year. Before recording the impairment charges, the results of operations for the thirty-nine weeks ended September 30, 2000 included a $2,444 after-tax loss from the retail segment and $100 after-tax income from the financial services segment for assets to be disposed of. The results of operations for the home manufacturing segment related to assets to be disposed of are not separately identifiable as these closed facilities were not accounted for separately.

5.       STOCKHOLDERS' EQUITY
o The Company paid cash dividends of $.01 per share during the quarter ended September 30, 2000.

o During year-to-date 2000, the Company repurchased 25,000 shares of stock under its stock repurchase program. At September 30, 2000, a total of 2,656,600 shares had been repurchased for $24,050. The Company retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. Continuing authorization remains under this program for the repurchase of 1,343,400 additional shares.

6.       CONTINGENCIES
o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default on payments by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The estimated potential obligation under such agreements approximated $194,000 at September 30, 2000. The Company has a reserve for repurchase commitments of $4,525 (at September 30, 2000) and $3,330 (at December 31, 1999) based on prior experience and market conditions.

o The Company's product liability and general liability insurance coverages (with the exception of two subsidiaries whose insurance is provided under fully insured policies) are provided under incurred loss, retrospectively rated premium plans. The Company's workers' compensation coverage prior to February 1, 1999 was also covered under this type plan, but was converted on that date to a fully insured policy. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At September 30, 2000, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $14,456 in the event that additional losses are reported related to prior periods.

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


o The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $5,505. At September 30, 2000, $9,159 was outstanding under the various guarantees, of which the Company had guaranteed $3,537.

* See Safe Harbor  Statement on page 13.

7.   SEGMENT INFORMATION
     Segment information relating to the thirteen and thirty-nine weeks ending September 30, 2000 and October 1, 1999 is presented below:


                                            Thirteen Weeks Ended                              Thirty-nine Weeks Ended
                               -----------------------------------------------     -----------------------------------------------
                                  September 30, 2000         October 1, 1999          September 30, 2000         October 1, 1999
                               ------------------------    -------------------     ------------------------   --------------------
Gross revenue:
  Home manufacturing           $                64,658     $          130,646      $               238,465    $           455,530
  Financial services                             1,132                  1,470                        4,169                  4,951
  Retail                                         3,382                  6,748                       14,188                 15,230
  Other                                          6,624                 10,912                       23,325                 32,094
                               ------------------------    -------------------     ------------------------   --------------------

      Gross revenue            $                75,796     $          149,776      $               280,147    $           507,805
                               ========================    ===================     ========================   ====================

Intersegment revenue:
  Home manufacturing           $                    52     $            4,563      $                 3,273    $            12,878
  Financial services                                 -                      -                            -                      -
  Retail                                             -                      -                            -                      -
  Other                                          5,884                  9,378                       19,437                 28,317
                               ------------------------    -------------------     ------------------------   --------------------

      Intersegment revenue     $                 5,936     $           13,941      $                22,710    $            41,195
                               ========================    ===================     ========================   ====================

Revenue from external customers:
  Home manufacturing           $                64,606     $          126,083      $               235,192    $           442,652
  Financial services                             1,132                  1,470                        4,169                  4,951
  Retail                                         3,382                  6,748                       14,188                 15,230
  Other                                            740                  1,534                        3,888                  3,777
                               ------------------------    -------------------     ------------------------   --------------------

      Total revenue            $                69,860     $          135,835      $               257,437    $           466,610
                               ========================    ===================     ========================   ====================

Operating profit (loss):
  Home manufacturing           $                (6,664)    $              856      $               (26,202)   $            17,515
  Financial services                               (47)                  (195)                      (1,247)                   541
  Retail                                          (701)                  (621)                      (6,981)                (1,233)
  Other                                            (44)                   196                         (910)                 1,067
  Elimination                                      (27)                  (195)                       1,012                 (1,175)
                               ------------------------    -------------------     ------------------------   --------------------
  Segment operating profit (loss)               (7,483)                    41                      (34,328)                16,715

  General corporate                             (1,857)                (2,573)                      (8,213)                (7,738)
                               ------------------------    -------------------     ------------------------   --------------------

      Operating profit (loss)  $                (9,340)    $           (2,532)     $               (42,541)   $             8,977
                               ========================    ===================     ========================   ====================

Identifiable assets:
  Home manufacturing           $               155,204     $          181,854      $               155,204    $           181,854
  Financial services                            12,784                 17,377                       12,784                 17,377
  Retail                                        14,719                 23,072                       14,719                 23,072
  Other                                         15,757                 15,762                       15,757                 15,762
  Elimination                                  (55,567)               (35,734)                     (55,567)               (35,734)
                               ------------------------    -------------------     ------------------------   --------------------

  Segment assets                               142,897                202,331                      142,897                202,331
  General corporate                             69,318                 47,104                       69,318                 47,104
                               ------------------------    -------------------     ------------------------   --------------------

      Total assets             $               212,215     $          249,435      $               212,215    $           249,435
                               ========================    ===================     ========================   ====================


     PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements  (See pages 2 through 6)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry and Company Outlook
Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Inventory oversupply at the retail level continues to have a significant impact on wholesale shipments as it did during much of 1999. The Manufactured Housing Institute ("MHI") reported that industry wholesale shipments declined 24.6% through August 2000 as compared to the same period of 1999. The industry has also been impacted by an increase in dealer failures, higher interest rates, a reduction in available consumer credit and wholesale financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed some locations. The Company also believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, further tightening of credit standards and a further reduction in the availability of wholesale and retail financing. *

Industry conditions significantly impacted Cavalier's business and financial results during the first nine months of 2000. The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors will have on the Company's future sales and earnings. *
* See Safe Harbor Statement on page 13.

The Company currently believes these conditions will continue to adversely affect its financial performance at least through the next several quarters and perhaps through the end of 2001. * The Company's revenues during the fourth quarter-to-date continue to be substantually below the prior year, and the Company currently expects to record a significant loss in the fourth quarter of 2000 and first quarter of 2001.

Due to deteriorating market conditions, during the thirty-nine weeks ended September 30, 2000, the Company recorded non-cash impairment charges of $4,848 ($3,843 after tax or $0.21 per diluted share) in connection with the closing of four home manufacturing facilities, 11 retail sales center closings or dispositions and the sale of a portion of the Company's insurance and premium finance business. The manufacturing facilities built primarily single section homes, and production has been consolidated into other plants. Since the fall of 1999, Cavalier has idled nine home manufacturing plants and disposed of the operations of one other. Another plant was destroyed by fire in June 2000 (a previously idled facility has been restarted to replace that capacity). Consequently, Cavalier, at September 30, 2000, operated a total of 14 manufacturing facilities, reflecting a 34% reduction in manufacturing capacity over the last year. Despite this consolidation of its manufacturing facilities, the Company does not believe it has reduced the breadth of its product offering or the price points reached by its product line. On the retail side, the Company has closed or disposed of 11 of its 16 retail sales centers. In terms of operating costs, Cavalier has made cost reductions in virtually all areas of the Company, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has reduced its production and administrative workforce by approximately 2,600 employees or more than 46% since December 31, 1998. While management believes these actions are prudent, these steps do not immediately reduce the Company's cost structure in all cases. The Company is continuing to evaluate capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idlings and closings and methods designed to address the Company's decline in revenue in light of developing market and business conditions. * The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt.

Results of Operations (dollars in thousands)
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:


INCOME  STATEMENT  DATA                                          For the Thirteen Weeks Ended
                                      ------------------------------------------------------------------------------------
                                         September 30, 2000           October 1, 1999          Difference
                                         ------------------           ---------------         ------------
Revenue:
   Home manufacturing net sales        $           64,606           $      126,083           $     (61,477)
   Financial services                               1,132                    1,470                    (338)
   Retail                                           3,382                    6,748                  (3,366)
   Other                                              740                    1,534                    (794)
                                         -----------------            -------------            ------------

Total revenue                          $           69,860   100.0%  $      135,835   100.0%  $     (65,975)        -48.6%
Cost of sales                                      61,095    87.5%         110,883    81.6%        (49,788)        -44.9%
                                         -----------------   ------   -------------   ------   ------------   ------------

Gross profit                           $            8,765    12.5%  $       24,952    18.4%  $     (16,187)        -64.9%
                                         =================   ======   =============   ======   ============   ============

Selling, general and administrative    $           18,002    25.8%  $       26,031    19.2%  $      (8,029)        -30.8%
                                         =================   ======   =============   ======   ============   ============

Impairment charge                      $              103     0.1%  $        1,453     1.1%  $      (1,350)        -92.9%
                                         =================   ======   =============   ======   ============   ============

Operating profit (loss)                $           (9,340)   -13.4% $       (2,532)   -1.9%  $      (6,808)        268.9%
                                         =================   ======   =============   ======   ============   ============

Other income (expense), net            $             (490)   -0.7%  $         (149)   -0.1%  $        (341)        228.9%
                                         =================   ======   =============   ======   ============   ============

Net income (loss)                      $           (6,192)   -8.9%  $       (1,621)   -1.2%  $      (4,571)        282.0%
                                         =================   ======   =============   ======   ============   ============


                                                                For the Thirty-nine Weeks Ended
                                      ------------------------------------------------------------------------------------
                                         September 30, 2000           October 1, 1999          Difference
                                         ------------------           ---------------         ------------

Revenue:
   Home manufacturing net sales        $          235,192           $      442,652           $    (207,460)
   Financial services                               4,169                    4,951                    (782)
   Retail                                          14,188                   15,230                  (1,042)
   Other                                            3,888                    3,777                     111
                                         -----------------            -------------            ------------

Total revenue                          $          257,437   100.0%  $      466,610   100.0%  $    (209,173)        -44.8%
Cost of sales                                     225,886    87.7%         377,666    80.9%       (151,780)        -40.2%
                                         -----------------   ------   -------------   ------   ------------   ------------

Gross profit                           $           31,551    12.3%  $       88,944    19.1%  $     (57,393)        -64.5%
                                         =================   ======   =============   ======   ============   ============

Selling, general and administrative    $           69,244    26.9%  $       78,514    16.8%  $      (9,270)        -11.8%
                                         =================   ======   =============   ======   ============   ============

Impairment charge                      $            4,848     1.9%  $        1,453     0.3%  $       3,395         233.7%
                                         =================   ======   =============   ======   ============   ============

Operating profit (loss)                $          (42,541)   -16.5% $        8,977     1.9%  $     (51,518)       -573.9%
                                         =================   ======   =============   ======   ============   ============

Other income (expense), net            $           (1,052)   -0.4%  $          444     0.1%  $      (1,496)       -336.9%
                                         =================   ======   =============   ======   ============   ============

Net income (loss)                      $          (27,838)   -10.8% $        5,700     1.2%  $     (33,538)       -588.4%
                                         =================   ======   =============   ======   ============   ============
* See Safe Harbor Statement on page 13.





OPERATING DATA                                For the Thirteen Weeks Ended          For the Thirty-nine Weeks Ended
                                          -------------------------------------   -------------------------------------
                                          September 30, 2000  October 1, 1999     September 30, 2000  October 1, 1999
                                          -----------------   -----------------   -----------------   -----------------
Home manufacturing sales:
Floor shipments                            4,029               7,867               14,789              27,184
Home shipments     Single section            819     33.9%     2,313     45.6%      3,732    40.4%      8,430    47.4%
                   Multi section           1,600     66.1%     2,764     54.4%      5,509    59.6%      9,340    52.6%
                                          -------   -------   -------   -------   --------   ------   --------   ------
Total Shipments                            2,419    100.0%     5,077    100.0%      9,241    100.0%    17,770    100.0%

Shipments to Company Owned Stores            (47)     1.9%      (169)     3.3%       (165)    1.8%       (463)    2.6%
                                          -------   -------   -------   -------   --------   ------   --------   ------
Shipments to independent dealers           2,372     98.1%     4,908     96.7%      9,076    98.2%     17,307    97.4%
                                          =======   =======   =======   =======   ========   ======   ========   ======
Retail sales:
  Single section                              60     51.3%       125     59.2%        283    53.1%        272    57.9%
  Multi section                               57     48.7%        86     40.8%        250    46.9%        198    42.1%
                                          -------   -------   -------   -------   --------   ------   --------   ------
Total sales                                  117    100.0%       211    100.0%        533    100.0%       470    100.0%
                                          =======   =======   =======   =======   ========   ======   ========   ======
Cavalier produced homes sold                  90     76.9%       163     77.3%        431    80.9%        352    74.9%
                                          =======   =======   =======   =======   ========   ======   ========   ======
Used homes sold                               25     21.4%        36     17.1%         91    17.1%         84    17.9%
                                          =======   =======   =======   =======   ========   ======   ========   ======
Other Operating Data:
Installment loan purchases              $ 17,252            $  6,400            $  49,376           $  35,791

Capital expenditures                    $  1,169            $  5,153            $   3,521           $  20,667

Home manufacturing facilities                 14                  22                   14                  22
                   (operating)
Independent exclusive dealer locations       204                 277                  204                 277

Company owned stores                           5                  14                    5                  14

Thirteen weeks ended September 30, 2000 and October 1, 1999
Revenue
Revenue for the third quarter of 2000 totaled $69,860 down 49% from 1999 third quarter revenue of $135,835. The Company's revenues and profits were adversely affected by intense competitive market conditions, including, among other things, excess inventory in retail channels, an increase in dealer failures, higher interest rates, a reduction in available consumer and wholesale financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels.

Home manufacturing net sales accounted for virtually the entire decline against the comparable 1999 period, falling 49% to $64,606, net of intercompany eliminations of $52. Home manufacturing net sales for the third quarter of 1999 were $126,083, net of intercompany eliminations of $4,563. Home shipments decreased 52.4% with floor shipments decreasing by 48.8%. Multi-section home shipments, as a percentage of total shipments, continued to increase from 54.4% of shipments in the third quarter of 1999 to 66.1% of shipments in the third quarter of 2000 in response to increasing consumer demand for multi-section homes as compared to single section homes. Actual shipments of homes for the third quarter were 2,419 versus 5,077 in the third quarter of 1999.

Cavalier attributes the decrease in sales and shipments primarily to the unfavorable industry conditions described above. Approximately 84% of Cavalier's shipments were to its core market of 11 states, where the Company's shipments declined 54% compared to the third quarter of 1999. The Company has pursued a strategy of working closely with its dealers to assist them in reducing retail inventories, which the Company believes has contributed to its disproportionate decline in manufacturing sales volume in relation to the industry's decline. * Additionally, industry sales in several states in Cavalier's core market have declined at a worse rate than the industry overall, which the Company believes has also had an impact on its sales. * The Company's exclusive dealer program included 209 dealers, including five company-owned stores, at September 30, 2000. At October 1, 1999, the exclusive dealer program included 291 dealers, including 14 company-owned stores. Sales to exclusive dealers represented 51% in the third quarter of 2000 versus 55% in the same period of 1999.

Revenue from the financial services segment decreased 23% to $1,132 for the third quarter of 2000 compared to $1,470 in 1999, due primarily to the sale of a portion of the Company's insurance and premium finance business during the third quarter of 2000 and competitive pressure on the rate earned on resold installment contracts. During the third quarter of 2000, Cavalier Acceptance Corporation ("CAC"), the Company's wholly-owned finance subsidiary, purchased contracts of $17,252 and resold installment contracts totaling $16,481. In the third quarter of 1999, CAC purchased contracts of $6,400 and resold installment contracts totaling $7,096. CAC does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $3,382 for the third quarter of 2000 compared to $6,748 for 1999. In addition to the ten retail closings recorded in the first half of 2000, during the third quarter the Company planned to close one additional under- performing retail location, and recorded impairment charges and inventory valuation charges as discussed below, bringing the number of company-owned retail locations to five.

Other revenue consists mainly of revenue from the Company's wholesale supply and component manufacturing businesses. Revenues from external customers decreased 52% to $740 for the third quarter of 2000 compared to $1,534 during the third quarter of 1999. The decrease is due primarily to lower sales volume related to competitive industry conditions.
* See Safe Harbor Statement on page 13.

Gross Profit
Gross profit was $8,765, or 12.5% of total revenue, for the third quarter of 2000, versus $24,952, or 18.4% of total revenue in 1999. Of the $16,187 decrease, the Company attributes approximately $12,100 to volume decrease and $4,100 to margin erosion. The margin erosion includes approximately $2,200 of additional sales discounts at the manufacturing level to help encourage sell-through of inventory, $1,600 for inefficiencies related to low volume and plant closings and other wholesale related costs, and $300 due to company-owned retail locations margin decrease, primarily relating to inventory valuation charges. There were no comparable inventory valuation charges recorded in the third quarter of 1999.

Selling, General and Administrative
Selling, general and administrative expenses during the third quarter of 2000 were $18,002 or 25.8% of total revenue, versus $26,031 or 19.2% of total revenue in 1999, a decrease of $8,029. The overall decrease is due to a $2,333 reduction in salaries, wages and incentive compensation, a $990 reduction in employee benefits cost (primarily health insurance), a $2,853 reduction in advertising and promotion cost, including costs to support the exclusive dealer program, and an $832 decrease in costs associated with the retail segment which were offset by a $484 increase in repurchase charges and a $231 increase in management information system and internet strategy costs.

Impairment Charge
Impairment charges totaling $103 ($65 after tax or $0.00 per diluted share) were recorded in the third quarter of 2000 reflecting primarily the closing of one under-performing company-owned retail sales center. During the third quarter of 1999, the Company recorded impairment charges of $1,453 ($879 after tax or $0.05 per diluted share) related to the idling of two home manufacturing plants.

Operating Profit (Loss)
Operating loss for the quarter was $9,340 compared to an operating loss of $2,532 in the third quarter of 1999. Home manufacturing operating profit declined $7,520, from $856 operating income to an operating loss of $6,664 in the third quarter of 2000, primarily due to the decrease in sales, an increase in home repurchase costs, and the industry and business conditions cited above. In addition, on October 2, 2000, the Company sold the inventory, tools and supplies at an under-performing home manufacturing operation in Adrian, Georgia, and leased the facility to a third party with an option to purchase. The operating loss during the third quarter of 2000 attributable to the Adrian plant, together with inventory valuation and other charges recorded in the quarter in connection with the transaction, totaled $1,970 ($1,241 after tax or $0.07 per diluted share). In the third quarter of 1999, the Adrian plant sustained operating losses of $129 ($78 after tax or $0.00 per diluted share). Financial services operating loss decreased $148 from 1999 due primarily to reduced costs associated with loan losses. The retail segment's operating loss increased $80 due primarily to the inventory valuation charges noted above. The other segment operating loss increase of $240 is due mainly to the cost associated with the start-up of two new supply company locations and a loss at another supply company due primarily to lower sales volume. In addition, general corporate operating expense, which is not identifiable to a specific segment, decreased $716.

Other Income (Expense)
Interest expense increased $237 due primarily to the increase in amounts outstanding under industrial development revenue bond issues and borrowings under the Company's credit facility. Other, net decreased $104 due primarily to lower income from supply related equity partnerships.

Net Income (Loss)
Before impairment charges related to the closures discussed above, the Company's net loss for the third quarter of 2000 was $6,127 or $0.35 per diluted share compared with a net loss before impairment charges of $742 or $0.04 per diluted share in the same period in 1999. The Company's net loss for the third quarter of 2000, after impairment charges, was $6,192 or $0.35 per diluted share, primarily due to the factors noted above, as compared with a net loss of $1,621 or $0.09 per diluted share in the same period of 1999.

Thirty-nine weeks ended September 30, 2000 and October 1, 1999
Revenue
Revenue for the thirty-nine weeks ending September 30, 2000 totaled $257,437 down 45% from 1999 year-to-date revenue of $466,610. The Company's revenues and profits were adversely affected by challenging market conditions, including, among other things, intense competition, the ongoing contraction of dealer locations, reduced lending availability and tightened credit standards, higher interest rates, inventory over-supply at the retail level and increased home repossessions which re-enter home distribution channels.

Home manufacturing net sales accounted for the majority of the decline against the comparable 1999 period, falling 47% to $235,192 net of intercompany eliminations of $3,273. Home manufacturing net sales year-to-date 1999 were $442,652, net of intercompany eliminations of $12,878. Home shipments decreased 48.0%, with floor shipments decreasing by 45.6%. Multi-section home shipments, as a percentage of total shipments, increased from 52.6% of shipments in 1999 to 59.6% of shipments in 2000 in response to increasing consumer demand for multi-section homes as compared to single section homes. Actual shipments of homes for the thirty-nine weeks ending September 30, 2000 were 9,241 versus 17,770 in 1999.

Cavalier attributes the decrease in sales and shipments primarily to the unfavorable industry conditions described above. Approximately 87% of Cavalier's shipments were to its core market of 11 states, where the Company's shipments declined 48% compared to the first thirty-nine weeks of 1999. The Company has pursued a strategy of working closely with its dealers to assist them in reducing retail inventories, which the Company believes has contributed to its disproportionate decline in manufacturing sales volume in relation to the industry's decline. * Additionally, industry sales in several states in Cavalier's core market have declined at a worse rate than the industry overall, which the Company believes has also had an impact on its sales. *

Revenue from the financial services segment decreased 15.8% to $4,169 for the first thirty-nine weeks of 2000 compared to $4,951 in 1999, due primarily to
* See Safe Harbor Statement on page 13.

competitive pressure on the rate earned on resold installment contracts. For 2000, CAC has purchased contracts of $49,376 and resold installment contracts totaling $50,441. In 1999, CAC purchased contracts of $35,791 and resold installment contracts totaling $50,853, including $16,000 previously held in its portfolio. CAC does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $14,188 for 2000 compared to $15,230 for 1999. As of September 30, 2000, the Company has closed, sold or plans to close or sell eleven under- performing retail locations, and has recorded impairment charges and inventory valuation charges as discussed below, bringing the number of company-owned retail locations to five.

Other revenue consists mainly of revenue from the Company's wholesale supply and component manufacturing businesses. Revenues from external customers increased 3% to $3,888 for 2000 compared to $3,777 during 1999.

Gross Profit
Gross profit was $31,551, or 12.3% of total revenue, for the year-to-date period of 2000, versus $88,944 or 19.1%, in 1999. Of the $57,393 decrease, the Company attributes approximately $39,700 to volume decrease and $17,600 to margin erosion. The margin erosion includes approximately $5,300 of additional sales discounts at the manufacturing level to help encourage sell-through of inventory, $8,900 for inefficiencies related to low volume and plant closings, and $3,400 due to company-owned retail locations margin decrease, which included $2,004 inventory valuation charges.

Selling, General and Administrative
Selling, general and administrative expenses during the year-to-date period of 2000 were $69,244, or 26.9% of total revenue, versus $78,514 or 16.8% of total revenue in 1999, a decrease of $9,270. The overall decrease is due to a $6,915 reduction in salaries, wages and incentive compensation, a $2,306 reduction in employee benefits cost (primarily health insurance), a $3,795 reduction in advertising and promotion cost, including costs to support the exclusive dealer program, and a $478 decrease in costs associated with the retail segment which were offset by a $6,716 increase in repurchase charges and a $1,113 increase in management information system and internet strategy costs.

Impairment Charge
Impairment charges totaling $4,848 ($3,843 or $0.21 per diluted share after tax) were recorded in the period ending September 30, 2000. These charges were recorded in connection with the closings of four manufacturing facilities ($956) and 11 company-owned retail locations ($2,395) and the sale of a portion of the Company's insurance and premium finance business ($1,497) - a step related to the scaling back of the Company's retail operations. One previously closed home manufacturing facility has been reopened to replace the production capacity of another facility that was destroyed by fire in June 2000. These manufacturing facilities built primarily single section homes, and production has been consolidated into other plants. During the comparable period of 1999, the Company recorded impairment charges of $1,453 ($879 after tax or $0.05 per diluted share) related to the idling of two home manufacturing plants.

Operating Profit (Loss)
Operating loss year-to-date was $42,541, compared to an operating profit of $8,977 in 1999. Home manufacturing operating profit declined primarily due to the decrease in sales, an increase in home repurchase costs, impairment charges and the industry and business conditions cited above. The thirty-nine weeks results in 2000 included an operating loss and inventory and equipment valuation charges relating to the Adrian plant totaling $3,450 ($2,173 or $0.12 per diluted share after tax). In the year earlier period, the Adrian plant sustained an operating loss of $591 ($357 or $0.02 per diluted share after tax). Financial services operating profit decreased $1,788 from the same period in 1999 due primarily to the decrease in sales and impairment charge noted above. The retail segment's operating loss increased $5,748 due to costs of inventory valuation charges, impairment charges, low sales volume and the competitive conditions currently prevalent in the marketplace. The other segment operating loss increase of $1,977 is due mainly to the cost associated with the geographic expansion of one supply company, the startup of a new supply company and a loss at another supply company due primarily to lower sales volume. In addition, general corporate operating expense, which is not identifiable to a specific segment, increased $475 primarily due to an increase in costs associated with a new management information system and internet strategy.

Other Income (Expense)
Interest expense increased $964 due primarily to the increase in notes payable under retail floor plan agreements, amounts outstanding under industrial development revenue bond issues and borrowings under the Company's credit facility. Other, net decreased $532 due primarily to lower income from supply related equity partnerships.

Net Income (Loss)
Before impairment charges related to the closures and sale discussed above, the Company's net loss for year-to-date 2000 was $23,995 or $1.35 per diluted share compared with net income before impairment charges of $4,821 or $0.26 per diluted share in the same period in 1999. The Company's net loss for year-to-date 2000, after impairment charges, was $27,838 or $1.56 per diluted share, primarily due to the factors noted above, as compared to net income of $5,700 or $0.31 per diluted share in 1999, primarily due to the factors noted above.

 Liquidity and Capital Resources (dollars in thousands)



BALANCE SHEET DATA                                      Balances as of
                                             -----------------------------------
                                                9/30/00               12/31/99
                                              -----------------------------------
Cash and cash equivalents                    $       23,805         $      39,635
Marketable securities held to maturity       $        5,996         $           -
Accounts receivable                          $       17,463         $      10,022
Working capital                              $       32,322         $      32,652
Current ratio                                      1.4 to 1              1.4 to 1
Long-term debt                               $       24,329         $      10,218
Ratio of long-term debt to equity                    1 to 4               1 to 13
Installment loan portfolio                   $        7,510         $       9,450

        ]
Operating activities during the thirty-nine weeks ended September 2000 used net cash of $16,783.

An increase in accounts receivable and a reduction in cash and cash equivalents from December 31, 1999 to September 30, 2000, is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables.

Inventory decreased $18,933 from December 31, 1999 to September 30, 2000, as the Company emphasized conservative cash management and a build-for-sale philosophy and reduced the number of company-owned retail locations. Of this decrease, $8,025 related to retail inventories that resulted in a corresponding reduction in notes payable under retail floor plan agreements.

The Company's capital expenditures were $3,521 for the thirty-nine weeks ended September 30, 2000, as compared to $20,667 for the comparable period of 1999. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the expansion and modernization of certain of the Company's manufacturing facilities. During year-to-date 2000, additions also included $388 related to the replacement of property destroyed by fire at the Belmont facility. Additionally, during year-to-date 1999, the Company purchased, for a total of $3,400, two Alabama manufacturing facilities that were previously leased, renovated a Georgia manufacturing facility at a cost of $1,693 and capitalized $2,523 costs of implementing an enterprise-wide management information system.

The increase in long-term debt of $14,111 is primarily due to a $15,000 borrowing under the Company's credit facility.

The Company purchased 25,000 shares of treasury stock during year-to-date 2000 for $99. The Company has authorization to acquire up to 1,343,400 additional shares under the current program.

In addition to its normal purchasing and selling of loans to other finance companies, during 2000, the Company received proceeds of approximately $1,400 from the sale of loans that were previously held in its installment loan portfolio.

The Company currently expects to receive between the date of this report and the middle of 2001 cash, outside of its normal, recurring operations, within the range of $15,000 to $20,000, in connection with an income tax refund, due to a net operating loss carry-back, and insurance proceeds related to the Belmont plant fire. * These amounts are only estimates, however, and the receipt and timing of receipt of the amounts are subject to reaching a resolution with the Company's insurer on its insurance claim, and successfully finalizing and processing a tax return and claim for refund with the Internal Revenue Service and other appropriate tax authorities. Consequently, the Company cannot give assurances that it will receive cash within this range or within this time frame.

On September 29, 2000, the Company amended its Credit Facility with its primary lender in certain respects. The maturity date under the revolving line of credit was changed from April 2002 to April 2003. The Credit Facility presently consists of a $35,000 revolving and term loan agreement and contains a revolving line of credit that provides for borrowings (including letters of credit) up to a maximum of $35,000; provided, that if the Company's tangible net worth is less than $85,000, the amount available under the facility is reduced from $35,000 to 35% of the Company's tangible net worth. However, in no event may the aggregate outstanding borrowings under the revolving line of credit and term-loan agreement exceed $35,000 (or such lesser amount as may be available). At September 30, 2000, $15,000 was outstanding under the revolving line of credit, against a total lending capacity of $28,800 based on the Company's tangible net worth at quarter's end. At October 1, 1999, no amounts were outstanding under the Credit Facility. Interest is payable under the revolving line of credit at the bank's prime rate less 0.5%, or, if elected by the Company, the 90-day LIBOR Rate plus 2.0%. If the Company's tangible net worth is below $77,000, the interest rate changes to prime or, if elected by the Company, the 90-day LIBOR Rate plus 2.5%. The Credit Facility provides the option for amounts drawn down for CAC's benefit to be converted to a term loan with respect to borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $35,000 (or such lesser amount as may be available). Interest under the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus 0.75%.

The Credit Facility, as amended, contains certain restrictive covenants which limit, among other things, the Company's ability to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $18,000, excluding floor plan notes payable which cannot exceed $25,000 ($6,000 effective December 31, 2000), and (iv) make annual capital expenditures in excess of $10,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $15,000), debt to tangible net
* See Safe Harbor Statement on page 13.

worth ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.75 to 1) commencing with the year ending December 31, 2001 and thereafter, and to maintain a current ratio of at least 1.17 to 1 and the sum of consolidated tangible net worth plus treasury stock purchases, in 2000 and 2001, of at least $65,000. The Credit Facility also requires CAC to comply with certain specified restrictions and financial covenants. The Company has obtained a waiver as of the end of the third quarter to the extent it was in violation of certain covenants in effect prior to amending the Credit Facility and with respect to the sale of certain assets of the Adrian, Georgia facility. Cavalier was not in violation of any financial covenants at September 30, 2000 in accordance with the amended credit facility.

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

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $3,262 at September 30, 2000. Due to the long-term nature of the benefit liabilities that these assets fund, the Company currently considers its exposure to market risk to be low. * The Company does not believe that a decline in market value of these investments would result in a material near term funding of the trust or exposure to the benefit liabilities funded. *

The Company purchases retail installment contracts from its exclusive dealers, at fixed interest rates, in the ordinary course of business, and periodically resells certain of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed rate contracts with interest rates generally ranging from 9.0% to 16.0% and an average original term of 299 months at September 30, 2000. The Company estimated the fair value of its installment contracts receivable which approximates carrying value, using discounted cash flows and interest rates offered by CAC on similar contracts at September 30, 2000.

The Company has notes payable under retail floor plan agreements, an industrial development revenue bond issue and a revolving line of credit that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. The estimated fair value of outstanding borrowings approximated carrying value at September 30, 2000. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time.
* See Safe Harbor Statement on page 13.

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

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 under the heading "Item 3 - Legal Proceedings." The description of legal proceedings in the Company's Form 10-K remains unchanged, except that, with respect to the suit against Belmont Homes, Inc. and certain other defendants referenced therein, the Court of Civil Appeals has affirmed the Circuit Court's grant of summary judgment in favor of the defendants on all counts asserted in the plaintiffs' complaint. The time for further appeal of the Court of Civil Appeals' affirmation has expired. In addition, with respect to the referenced Kentucky Lawsuit, the Kentucky Court of Appeals has affirmed the trial court's dismissal of the plantiff's complaint filed in the Kentucky Circuit Court. The time for further appeal of the Court of Appeals' affirmation has expired.

Item 5:  Other Matters

The Board of Directors has eliminated the Company's quarterly dividend. The Board had already reduced the quarterly rate, cutting it in July to one cent ($0.01) per share from four cents ($0.04) per share.

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

(10)     Material Contracts.
         First Amendment to Amended   and  Restated   Revolving   and Term  Loan
         Agreement dated as of September 29, 2000 between Cavalier Homes, Inc. and First Commercial Bank.

(11)     Statement re: Computation of Net Income per Common Share.

(27) Article 5 - Financial Data Schedule for Form 10-Q submitted as Exhibit 27 as an EDGAR filing only.

(b)      Current Report on Form 8-K.
         (1)The Company filed a Current Report on Form 8-K on July 18, 2000, with respect to the reduction of its regular quarterly dividend from $0.04 per share to $0.01 per share.
         (2)The Company filed a Current Report on Form 8-K on October 24, 2000, with respect to the elimination of dividends.


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

                                              Cavalier Homes, Inc.
                                              ----------------------------------
                                              Registrant


Date: November 13, 2000                       /s/ David A. Roberson
                                              ----------------------------------
                                              David A. Roberson - President
                                              and Chief Executive Officer


Date: November 13, 2000                       /s/ Michael R. Murphy
                                              ----------------------------------
                                              Michael R. Murphy -
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)