Form 10-K
period 2000-12-31
CAVALIER HOMES INC
filed 2001-03-30
CIK 789863

U. S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549
                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2000
         OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

                          Commission file number 1-9792
                               CAVALIER HOMES, INC.
           (Exact name of Registrant as specified in Its Charter)

           Delaware                                             63-0949734
 State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)


Highway 41 N. and 32 Wilson Boulevard,
        Addison, Alabama                                        35540
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of March 27, 2001, was $34,671,614.

    Indicate   the number of shares outstanding ofeach of the Registrant's classes of common stock, as of March 27, 2001.
                                   17,487,843

                           Common, $0.10 par value
                     Documents Incorporated by Reference
              Part III of this report incorporates by reference
          certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 15, 2001.

                               CAVALIER HOMES, INC.
                           ANNUAL REPORT ON FORM 10-K
                     FOR THE YEAR ENDED DECEMBER 31, 2000

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

Cavalier is engaged in the production, sale, financing and insuring of manufactured homes. The Company has chosen to build its distribution system around independent dealers, including independent exclusive dealers, which the Company believes gives it many of the same efficiencies and market presence that captive retail centers provide to other companies. At December 31, 2000, Cavalier had a total of 198 dealer locations participating in its Exclusive Dealer Program, including five Company-owned retail locations. In addition, the Company markets its homes through approximately 600 active non-exclusive independent dealer locations in over 30 states.

The Company designs and manufactures a wide range of homes with a focus on serving the low- to medium-priced manufactured housing market in the South Central and South Atlantic regions of the United States. The Company's homes are sold under multiple brand names, normally include appliances, may be furnished and are comprised of one or more floor sections. At December 31, 2000, the Company operated 15 home manufacturing facilities and one plant that manufactures laminated wallboard. Cavalier also participates in joint ventures with other manufactured housing companies for lumber distribution and the manufacture of roof trusses and cabinet doors.

Through its financial services segment, the Company purchases qualifying retail installment sales contracts for manufactured homes sold through its dealer network and sells various commissioned insurance products to the retail home buyer. Beginning in 1998, the business focus of CIS Financial Services, Inc. ("CIS"), formerly Cavalier Acceptance Corporation, the Company's finance subsidiary, changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers that are subsequently re-sold to other financial institutions, without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CIS). CIS does not retain the servicing function and does not earn interest income on those re-sold loans.

Revenue, operating profit (loss), identifiable assets and other financial data of the Company's industry segments for the three years ended December 31, 2000 are contained in Note 11 of Notes to Consolidated Financial Statements in Part II.

Home Manufacturing Operations
At December 31, 2000, the Company, through four wholly owned subsidiaries, owned or leased 15 manufacturing facilities (excluding idled facilities) engaged in the production of manufactured homes. Due to deteriorating market conditions, since the fall of 1999, Cavalier has idled nine home manufacturing plants, one of which was re-opened during the fourth quarter of 2000, and disposed of the operations of one other. Another plant was destroyed by fire in June 2000 (a previously idled facility was re-opened to replace that capacity). Consequently, Cavalier, at December 31, 2000, operated a total of 15 home manufacturing facilities, reflecting an approximate one-third reduction in manufacturing capacity over the last year. See "Item 2. Properties". The Company's operating facilities normally function on a single-shift, five-day week basis with the approximate annual capacity to produce 34,000 floors.

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

The following table sets forth certain sales information for 2000, 1999, and 1998:


                                                        For the Year Ended December 31,
                             ---------------------------------------------------------------------------------------
                                       2000                           1999                           1998
                             --------------------------     -------------------------      -------------------------

Number of homes sold:

   Single-section homes            4,406           38%          10,546           47%           12,430           51%
   Multi-section homes             7,072           62%          11,831           53%           11,957           49%
                             ------------  ------------     -----------   -----------      -----------   -----------

      Total homes                 11,478          100%          22,377          100%           24,387          100%
                             ============  ============     ===========   ===========      ===========   ===========

Number of floors sold             18,590                        34,294                         36,517
                             ============                   ===========                    ===========

Construction of a home begins by welding steel frame members together. The frame is then moved through the plant, stopping at a number of workstations where various components and sub-assemblies are attached. Certain sub-assemblies, such as plumbing, cabinets, ceilings and wall systems, are assembled at off-line workstations. The completed home is sold ready for connection to customer-supplied utilities.

The principal raw materials purchased by the Company are steel, lumber, plywood, sheetrock, vinyl siding, roofing materials, insulating materials, and electrical supplies. The Company purchases axles, wheels, tires, appliances, laminated wallboard, roof trusses, plumbing fixtures, furniture, floor covering, and windows. Currently, the Company maintains approximately two to three weeks' inventory of raw materials. The Company is not dependent on any single source of supply and believes that the materials and parts necessary for the construction and assembly of its homes are generally available from other sources. However, during 1999, the Company experienced tightened supply from its traditional vendors of certain types of raw materials, including sheetrock, lumber and insulation, required for the production of its manufactured homes. The Company obtained these and similar products from other vendors, which resulted in higher than normal costs, some of which the Company was unable to recover through price increases.

The Company's component manufacturing subsidiary provides laminated wallboards for some of its home manufacturing facilities and other manufacturers. Additionally, certain of the Company's home manufacturing facilities currently purchase lumber, roof trusses, and cabinet doors from joint ventures in which the Company owns an interest. The Company believes prices obtained by the Company for these products from these joint ventures are competitive with the Company's other sources of supply.

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

Products
The Company's homes include both single-section and multi-section models, with the substantial majority of such products being "HUD Code Homes" which are manufactured homes that meet the specifications of the National Manufactured Home Construction and Safety Act of 1974, as amended, and administered by the U.S. Department of Housing and Urban Development ("HUD"). Single-section homes are 14 to 16 feet wide, vary in length from 40 to 80 feet and contain approximately 560 to 1,280 square feet. The multi-section models consist of two or more floor sections that are joined at the home site, vary in length from 40 to 80 feet and contain approximately 1,120 to 2,560 square feet.

The Company currently produces around 800 different models of manufactured homes with a variety of decors that are marketed under multiple brand names. The Company is currently reviewing its product offerings and eliminating redundant products by geographic location to streamline manufacturing processes. We expect during 2001 that this strategy will dramatically reduce the quantity of models offered to a level reflecting market demand. * The homes typically include a living room, dining area, kitchen, two to four bedrooms and two bathrooms. Each home contains a cooking range and oven, refrigerator, water heater and central heating. Customers may also choose many available options including fireplaces, ceiling fans, dishwashers, garbage disposals, microwave ovens, composition shingle roofs, and sliding glass patio doors.

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

Independent Dealer Network, Sales and Marketing
As of December 31, 2000, the Company had, under its Exclusive Dealer Program, 198 participating dealer locations selling the Company's homes, which included five Company-owned retail locations. In addition, the Company markets its homes through approximately 600 active non-exclusive independent dealer locations in over 30 states.

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

  For the Year Ended December 31,                   2000       1999      1998
-------------------------------------              --------  --------- ---------

Number of independent exclusive dealer locations      193      274       232

Percentage of manufactured home sales                  49%      55%       40%


Through its finance subsidiary, CIS, the Company purchases qualifying retail installment sales contracts for manufactured homes sold through the Company's dealer network and provides other services and support.

Approximately 86% of the Company's sales in 2000 were to dealers operating sales centers in the Company's core states as follows: Texas - 18%, Alabama - 10%, North Carolina - 10%, Arkansas - 10%, Georgia - 9%, Louisiana - 7%, Mississippi
- 6%, South Carolina - 5%, Tennessee - 4%, Missouri - 4% and Oklahoma - 3%.

Generally, the Company has written agreements with its independent dealers which may be terminated at any time by either party, with or without cause, after a short notice period. The Company does not have any control over the operations of, or financial interests in, any of its independent dealers, including any of its independent exclusive dealers. The Company is not dependent on any single dealer, and in 2000, the Company's largest dealer accounted for approximately 1.1% of sales.

The Company believes that its independent dealer network enables the Company to avoid the substantial investment in management, capital and overhead associated with company owned sales centers. To enable dealers to maximize retail market penetration and enhance customer service, typically only one dealer within a given market area distributes a particular product line of the Company. The Company believes its strategy of selling its homes through independent dealers helps to ensure that the Company's homes are competitive with those of other manufacturers in terms of consumer acceptability, product design, quality and
* See Safe Harbor Statement on page 27.

price. Accordingly, a component of the Company's business strategy is to continually strengthen its dealer relations. The Company believes its relations with its independent dealers, including its independent exclusive dealers, are good. *

Each of the Company's manufacturing units typically employs a general sales manager and its own respective sales representatives who are compensated on a commission basis. The plant-level sales representatives are charged with the day-to-day servicing of the needs of the Company's independent dealers, including its exclusive dealers. The Company markets its homes through product promotions, participation in regional manufactured housing shows, advertisements in local media and trade publications. As of December 31, 2000, the Company maintained a sales force of 64 full-time salesmen and 10 full-time general sales managers.

Retail Financing Activities
A significant factor affecting sales of manufactured homes is the availability and terms of financing. CIS purchases qualifying retail installment sales contracts for manufactured homes sold through the Company's exclusive dealer network.

CIS seeks to provide competitive financing terms to customers of the Company's dealers. CIS currently offers various conventional loan programs which require a down-payment ranging from 5% to 20% of the purchase price, in cash, trade-in value of a previously-owned manufactured home and/or appraised value of equity in any real property pledged as collateral. Repayment terms generally range from 84 to 360 months, depending upon the type of home and amount financed, the amount of the down payment and the customer's creditworthiness. CIS's loans are secured by a purchase money security interest in the manufactured home and, in certain instances, a mortgage on real property pledged as additional collateral. As of December 31, 2000, all of CIS's outstanding loans were secured. Loans purchased by CIS normally provide a fixed rate of interest with equal monthly payments and are non-recourse to the dealer. The interest rates applicable to CIS's loan portfolio as of such date generally ranged from 9% to 16%, and the approximate weighted average annual percentage interest rate was 9.57%. Currently, CIS operates in most of the states in which the Company has independent exclusive dealers.

For those retail customers who meet CIS's lending standards, CIS strives to provide prompt credit approvals and funding of loans. CIS has established a standardized credit scoring system to facilitate prompt decision-making on loan applications. The most important criteria in the scoring system are the income, employment stability and creditworthiness of the borrower.

In the event an installment sale contract becomes delinquent, CIS normally contacts the customer within 10 days thereafter in an effort to cure the delinquency. After the contract becomes 30 days delinquent, CIS has an on-site review of the customer's account and inspection of the property with the customer. CIS generally repossesses the home after payments have become 60 to 90 days delinquent. After repossession, CIS normally has the home delivered to a dealer's sales center where CIS attempts to resell the home or contracts with an independent party to resell the home. To a limited extent, CIS sells repossessed homes at wholesale.

The Company maintains a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance. Amounts provided for credit losses were $0.7, $2.2 and $1.0 million in 2000, 1999, and 1998, respectively. Additionally, as a result of defaults, early payoffs and repossessions, $1.2, $1.3 and $1.6 million were charged against the reserve in 2000, 1999, and 1998, respectively. The reserve for credit losses at December 31, 2000 was $1.2 million as compared to $1.7 million at December 31, 1999, and $0.8 million at December 31, 1998.

In 2000, 1999 and 1998, CIS repossessed 16, 62 and 77 homes, respectively. The Company's inventory of repossessed homes was six homes at December 31, 2000, as compared to 28 homes at December 31, 1999 and 30 homes at December 31, 1998. The Company's net losses resulting from repossessions on CIS purchased loans as a percentage of the average principal amount of such loans outstanding for fiscal 2000, 1999 and 1998 was 14.24%, 7.83% and 5.01%, respectively.
* See Safe Harbor Statement on page 27.

At December 31, 2000 and December 31, 1999, delinquencies expressed as a percentage of the total number of installment sale contracts which CIS owned were as follows:

                                                                 Delinquency Percentage
                      Total Number      ------------------------------------------------------------------------
   December 31,       of Contracts          30 Days             60 Days            90 Days            Total
                   -----------------    ---------------    ----------------   ----------------  ----------------

       2000              220                     1.79%               0.45%              0.00%             2.24%

       1999              290                     1.03%               0.00%              0.00%             1.03%


At December 31, 2000 and December 31, 1999, delinquencies expressed as a percentage of the total outstanding principal balance of installment sale contracts which CIS owned were as follows:

                                                                 Delinquency Percentage
                      Total Value       ------------------------------------------------------------------------
   December 31,       of Contracts          30 Days             60 Days            90 Days            Total
                   -----------------    ---------------    ----------------   ----------------  ----------------

       2000           $7,887,000                 1.47%               0.49%              0.00%             1.96%

       1999           $9,450,000                 0.90%               0.00%              0.00%             0.90%


There can be no assurance that the Company's future results with respect to delinquencies and repossessions will be consistent with its past experience as reflected above.

Certain operating data relating to CIS are set forth in the following table:

                                                            December 31,
                                        ------------------------------------------------------
                                             2000               1999               1998
                                        ---------------    ----------------   ----------------
Total loans receivable              $        7,887,000 $         9,450,000 $       26,117,000
Allowance for credit losses         $        1,180,000 $         1,656,000 $          760,000
Number of loans outstanding                        220                 290                986
Number of delinquencies                              5                   3                 21
Net loss ratio on average
   outstanding principal balance                 14.24%               7.83%              5.01%
Weighted average annual
   percentage rate                                 9.6%               11.2%              10.9%



During 1998, the business focus of CIS changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers that are subsequently resold to other financial institutions without CIS retaining the servicing function. Although the level of CIS's future activities cannot presently be determined, the Company expects to utilize internally generated working capital and amounts generated from sales of loans under the retail finance agreements discussed in the following paragraph to fund the purchase of retail installment sale contracts on homes sold by the Company's dealers and may use borrowings to develop a portfolio of such installment sale contracts. * The Company believes that its relationships with its dealers will assist the development of this business strategy. *

Since its inception, CIS has been restricted in the amounts of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. In February 1998, CIS entered into an agreement with another lender providing for the periodic resale of a portion of CIS's loans that meet established criteria and without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CIS). In March 1998 and in June 1999, CIS sold, under this retail finance agreement, a substantial portion of its existing portfolio of loans on those dates. In April 2000, the Company received proceeds of approximately $1.4 million from the sale of loans that were previously held in its installment loan portfolio. The effect of these transactions on net
* See Safe Harbor Statement on page 27.

income was to reduce the amount of financial services revenue from interest income on these portions of the portfolio, offset by reduced interest expense on debt retired in March 1998 and earnings on the remaining proceeds. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. * While the original retail finance ageement is no longer in effect, CIS is currently continuing to re-sell loans to lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements. *

Retail Insurance Activities
Through its wholly owned insurance agency, the Company sells commissioned insurance products to retail purchasers of the Company's homes.

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

The risk of loss under such repurchase  agreements is mitigated by the fact that
(i) sales of the Company's manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 1.1% of sales in 2000, (ii) the repurchase obligation expires on individual homes after a reasonable period of time (generally 18 months from invoice date) and also declines during such period based on predetermined amounts and (iii) the Company is able to sell homes repurchased from credit sources. As of December 31, 2000, the maximum amount for which the Company is contingently liable under these repurchase and other similar recourse agreements was approximately $170 million. The Company has a reserve for repurchase commitments of $4.1 million as of December 3l, 2000, based on prior experience and market conditions.

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

The Company provides the initial retail homebuyer with a one-year limited warranty against manufacturing defects in the home's construction. Warranty services after the sale are performed, at the expense of the Company, by plant personnel, dealers or local independent contractors. Additionally, direct warranties often are provided by the manufacturers of specific components and appliances.

The Company employs a full-time service manager at each of its home manufacturing units and 177 full-time service personnel to provide administrative and on-site service and to correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to the Company, and management of the Company has placed emphasis on diagnosing potential problem areas to help minimize costly field
* See Safe Harbor Statement on page 27.

repairs. At December 31, 2000, the Company had established a reserve for future warranty claims of $11.8 million relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

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

The Company's business strategy currently includes the continued operation of financial services provided through CIS. The Company believes that operations of CIS will have a positive impact on the Company's efforts to sell its products and enhance its competitive ability within the industry. * However, due to strong competition in the retail finance segment of the industry from companies much larger than CIS, there can be no assurance that CIS will be able to expand its operations or that it will have a positive impact on the Company's ability to compete.

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

The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated inspection agency. Furthermore, an independent, HUD-approved third-party inspector regularly checks the Company's manufactured homes for compliance during construction. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's manufacturing facilities. The Company believes its manufactured homes meet or surpass all present HUD requirements. *

HUD has promulgated regulations with respect to structural design, wind loads and energy conservation. The Company's operations were not materially affected by the regulations; however, HUD and other state and local governing bodies have these and other regulatory matters under continuous review, and the Company cannot predict what effect (if any) additional regulations promulgated by HUD or other state or local regulatory bodies would have on the Company or the manufactured housing industry as a whole.

Certain components of manufactured and modular homes are subject to regulation by the U.S. Consumer Product Safety Commission ("CPSC"), which is empowered to ban the use of component materials believed to be hazardous to health and to require the repair of defective components. The CPSC, the Environmental Protection Agency and other governmental agencies are evaluating the effects of formaldehyde. Regulations of the Federal Trade Commission also require disclosure of a manufactured home's insulation specifications. Manufactured, modular and site-built homes may be built with compressed board, wood paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in manufactured homes and required manufacturers to warn purchasers concerning formaldehyde associated risks. The Company currently uses materials
* See Safe Harbor Statement on page 27.

in its manufactured homes that it believes meet HUD standards for formaldehyde emissions and otherwise comply with HUD regulations in this regard. *

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

A variety of federal laws affect the financing of manufactured homes, including the financing activities conducted by CIS. The Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require substantial disclosures to be made in writing to a consumer with regard to various aspects of the particular transaction, including the amount financed, the annual percentage rate, the total finance charge, itemization of the amount financed and other matters. The Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain prohibited bases, and also require that certain specified notices be sent to credit applicants whose applications are denied. The Federal Trade Commission has adopted or proposed various trade regulation rules to specify and prohibit certain unfair credit and collection practices and also to preserve consumers' claims and defenses. The Government National Mortgage Association ("GNMA") specifies certain credit underwriting requirements in order for installment manufactured home sale contracts to be eligible for inclusion in a GNMA program. HUD also has promulgated substantial disclosure and substantive regulations and requirements in order for a manufactured home installment sale contract to qualify for insurance under the Federal Housing Authority ("FHA") program, and the failure to comply with such requirements and procedures can result in loss of the FHA guaranty protection. In addition, the financing activities of CIS may also become subject to the reporting and disclosure requirements of the Home Mortgage Disclosure Act. In addition to the extensive federal regulation of consumer credit matters, many states have also adopted consumer credit protection requirements that may impose significant requirements for consumer credit lenders. For example, many states require that a consumer credit finance company such as CIS obtain certain regulatory licenses or permits in order to engage in such business in that state, and many states also set forth a number of substantive contractual limitations regarding provisions that permissibly may be included in a consumer contract, as well as limitations upon the permissible interest rates, fees and other charges that may be imposed upon a consumer. Failure by the Company or CIS to comply with the requirements of federal or state law pertaining to consumer credit could result in the invalidity of the particular contract for the affected consumer, civil liability to the affected customers, criminal liability and other adverse results. The sale of insurance products by the Company is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices.

Employees
As of December 31, 2000, the Company had 2,914 employees, of whom 2,311 were engaged in home manufacturing and supply distribution, 89 in sales, 177 in warranty and service, 279 in general administration, 5 in delivery, 33 in retail finance and insurance services and 20 in retail locations. At year-end, only one home manufacturing operation's employees (91 employees) were covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

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

The Manufactured Housing Institute ("MHI") reported that from 1983 to 1991, aggregate domestic shipments of manufactured homes declined 42%. According to industry statistics, after a ten-year low in floor shipments in 1991, the industry recovered significantly. Between 1992 and 1998, floor shipments increased each year, as set forth in the table below, although the growth rate gradually slowed and began to decline in 1999, and continued to decline significantly in 2000.

Percentage Increase (Decrease) in Floor Shipments Through 2000
o        1992............................21%
o        1993............................22%
o        1994............................23%
o        1995............................12%
o        1996............................10%
o        1997............................ 1%
o        1998............................ 8%
o        1999............................(4.3)%
o        2000...........................(25.9)%

Over the past several years, the manufactured housing industry has also experienced increases in both the number of retail dealers and manufacturing capacity, which we believe is currently resulting in slower retail turnover, higher dealer inventories and increased price competition. * These conditions significantly affected the industry in 2000. According to MHI, floor shipments declined 25.9% in 2000 from 1999, falling 34.7% in the fourth quarter alone. In addition, a number of retail dealers have failed and repossessions of manufactured homes have increased. Some manufactured housing wholesale and retail lenders have also stopped doing business in the industry, and some of the remaining lenders have raised their interest rates and tightened their credit standards. We think more dealers may fail, repossessions may continue to increase and more lenders may exit the market in the future. * We believe these conditions reflect that the manufactured housing industry is in a down cycle, which has had a material adverse effect on Cavalier's results of operations and financial condition. * Sales in the manufactured housing industry are also
* See Safe Harbor Statement on page 27.

seasonal in nature, with sales of homes traditionally being stronger in April through October and weaker during the first and last part of the calendar year. While seasonality did not significantly impact Cavalier's business from 1992 through 1996, when industry shipments were steadily increasing, the recent tightening of competitive conditions seems to signal a return to the industry's traditional seasonal patterns. We cannot predict how long the tightening of competitive and industry conditions will last, or what the extent of their impact will be on the future results of operations and financial condition of Cavalier.

Limitations on Ability to Pursue Business Strategy
Cavalier's current business strategies are to:

o control costs in light of currently prevailing industry conditions;
o attempt to generate an increase in  sales  in  an  increasingly    competitive
  environment;
o return to profitability;
o develop our exclusive and independent dealer network;
o pursue the financing, insurance and other activities of CIS and the financial services segment, and
o eliminate redundant products   to streamline production in an effort to reduce
  costs.

Downturns in shipments in the manufactured housing industry and a decline in the demand for Cavalier's homes have had a material adverse effect on us and may continue to have a material adverse effect on us in the future. Our ability to execute our business strategy depends on a number of factors, including the following:

o general economic and industry conditions;
o competition from other companies in the same business as us;
o our ability to attract, retain or sell to   additional   independent  dealers,
  especially, exclusive dealers;
o the availability of semi-skilled workers in the areas in which our manufacturing facilities are located;
o the ability of CIS and the Company's insurance and component parts operations to be competitive;
o the availability of capital and financing;
o the ability of our independent dealers and retail locations to compete   under
  current industry conditions;
o the availability and terms of wholesale and retail financing from lenders   in
  the manufactured housing industry;
o market acceptance of new product offerings, and
o the effect of continuing operating losses on the financial position   of   the
  Company.

There are other factors in addition to those listed above, many of which are beyond our control. Cavalier cannot assure investors that our business strategy will be successful. If our strategy is unsuccessful, this may have a material adverse effect upon Cavalier's results of operations or financial condition. *

Limitations on Availability of Consumer and Dealer Financing
Third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. In addition, most states classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.

Changes in Industry Retail Inventories
* See Safe Harbor Statement on page 27.

Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on the Company's operating results. For example, due to the rapid expansion of the retail distribution network in the manufacturing housing industry that occurred in the 1990's, there is currently an imbalance between industry retail inventories and consumer demand for manufactured homes. The deterioration in the availability of retail financing, along with competition from repossessed homes, has already extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in even greater intense price competition, further pressure on profit margins within the industry, and have a material adverse effect on Cavalier. The Company's inventory at all retail locations, including Company-owned retail sales centers, declined 34% in 2000 from levels at the end of 1999. While Cavalier believes that inventories of its homes are approaching levels which are more consistent with retail demand, due in part to the Company's emphasis on working with its dealers to reduce retail inventories, we cannot give investors assurances to this effect. * In spite of these efforts, significant unfavorable developments or further deterioration within the industry would undoubtedly have an adverse impact on Company operating results.

Dependence on Independent Dealers
Cavalier depends on independent dealers for substantially all retail sales of our manufactured homes. Typically only one dealer within a given market area distributes a particular product line of ours. Our relationships with our dealers are cancelable on short notice by either party. The manufactured housing industry recently has experienced a trend of increasing competition for quality independent dealers. In addition, a number of dealers in the industry are experiencing difficulty in the current market conditions, as a number of retail dealers have failed and more dealers may fail before the current downturn ends. *oWhile we believe that our relations with our independent dealers are generally good, we cannot assure our investors that we will be able to maintain these relations, that these dealers will continue to sell our homes, that these dealers will be successful, or that we will be able to attract and retain quality independent dealers. *

Intense Competition
The production and sale of manufactured homes is a highly competitive industry, characterized by low barriers to entry and severe price competition. Competition is based primarily on the following factors:

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

Contingent Repurchase and Guaranty Obligations
Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of Cavalier's sales are made
* See Safe Harbor Statement on page 27.

to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our products from the lending institutions for the balance due them in the event such product is repossessed upon a dealer's default. The risk of loss under repurchase agreements is lessened by the fact that (1) sales of our manufactured homes are spread over a relatively large number of independent dealers; (2) the price that Cavalier is obligated to pay under such repurchase agreements generally declines over the period of the agreement and also declines during such period based on predetermined amounts; and (3) Cavalier has been able to resell homes repurchased from lenders. While we have established a reserve for possible repurchase losses, we cannot assure investors that we will not incur material losses in excess of these reserves in the future. *

Uncertainties Regarding Retail Financing Activities
Cavalier purchases retail installment finance loans that have been originated by our independent exclusive dealers. We maintain a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on our historical loss experience, current economic conditions and portfolio performance. It is difficult to predict with any certainty the appropriate reserves to establish, and we cannot assure investors that CIS will not experience losses that exceed Cavalier's loss reserves and have a material adverse effect on Cavalier's results of operations and financial condition.
*Volatility or a significant change in interest rates might also materially affect CIS's and Cavalier's business, results of operations or financial condition.

Our strategy currently includes the continued operation of the financial services segment of our business. Accordingly, we may incur additional debt, or other forms of financing, in order to continue to fund such growth. We may also engage in other transactions, such as selling portions of our installment loan portfolio, that are designed to facilitate the ability of CIS to purchase and/or originate an increased volume of loans and to reduce our exposure to interest rate fluctuations and installment loan losses. * CIS has periodically resold installment loan contracts to other financial institutions. The Company may sell a substantial portion of its existing loan portfolio in 2001, in addition to the periodic sale of loans purchased by CIS in the future. Cavalier believes the periodic sale of installment contracts under various retail finance agreements will reduce requirements for both working capital and borrowings, increase Cavalier's liquidity, reduce Cavalier's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. * However, we cannot assure investors that we will be able to make additional sales. We also cannot offer any assurance that possible additional financing, or the aforementioned transactions involving our installment loan portfolio, will be available on terms acceptable to Cavalier. If not, we may be forced to curtail our financial services business and to alter our other strategies.

Potential Unavailability and Increases in Prices of Raw Materials
The availability and pricing of certain raw materials, particularly lumber, sheetrock, particleboard and insulation may significantly affect Cavalier's operating costs. Sudden increases in demand for these construction materials caused by natural disasters or other market forces can greatly increase the costs of materials or limit the availability of such materials. Increases in costs cannot always be reflected immediately in prices, especially in competitive times, and, consequently, may adversely impact Cavalier's profitability. Further, a reduction in the availability of raw materials also may affect our ability to meet or maintain production requirements.

Operations May Be Limited by the Availability of Manufactured Housing Sites
Any limitation on the growth of the number of sites for placement of manufactured homes or on the operation of manufactured housing communities could adversely affect the manufactured housing business. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which Cavalier believes has adversely affected the growth of the industry. We cannot assure investors that manufactured homes will receive widespread acceptance or that localities will adopt zoning ordinances permitting the location of manufactured home areas. The inability of the manufactured home industry to gain such acceptance and zoning ordinances could have a material adverse effect on our financial condition or results of operations.
* See Safe Harbor Statement on page 27.

Reliance on Executive Officers
Cavalier's success depends highly upon the personal efforts and abilities of its current executive officers. Specifically, Cavalier relies on the efforts of its Chairman of the Board, Barry B. Donnell, its President and Chief Executive Officer, David A. Roberson, and its Vice President, Chief Financial Officer and Secretary-Treasurer, Michael R. Murphy. The loss of the services of one or more of these individuals could have a material adverse effect upon our business. We do not have employment or non-competition agreements with any of our executive officers. Our ability to continue to work through the industry's current downturn will depend upon our ability to attract and retain additional experienced management personnel.

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

Volatility of Stock Price
The Company's common stock is traded on the NYSE. The market price of the Company's common stock may be subject to significant fluctuations in response to variations in the Company's operating results and other factors affecting the Company specifically, the manufactured housing industry generally, and the stock market generally.
* See Safe Harbor Statement on page 27.

ITEM 2.           PROPERTIES

The following table sets forth the location and approximate square footage   for
each principal facility of the Company, separated by segment, as of December 31, 2000:

                                                                                 Approximate   Owned/   (a)
         Location                         Use (Number of Facilities)           Square Footage  Leased
Manufacturing & Distribution
     Adrian Homes
          Adrian, Georgia                 Manufacturing facility (1)               107,000      Owned   (b)
     Astro Homes
          Shippenville, Pennsylvania      Manufacturing facility (1)               120,000      Owned
     Bellcrest Homes
          Millen, Georgia                 Manufacturing facilities (2)             169,000      Owned
     Belmont Homes, Inc.
          Belmont Mississippi             Manufacturing facilities (2)             384,000      Owned
          Clarksdale, Mississippi         Manufacturing facility (1)                91,000      Owned
     BRC Components, Inc.
          Phil Campbell, Alabama          Distribution facility (1)                 50,000     Leased   (c)
          Salisbury, North Carolina       Distribution facility (1)                 60,000     Leased   (c)
          Hillsboro, Texas                Distribution facility (1)                 42,500      Owned
     Brigadier Homes of North Carolina
          Nashville, North Carolina       Manufacturing facility (1)               182,000      Owned
     Buccaneer Homes
          Hamiliton, Alabama              Manufacturing facility (1)               195,000      Owned
          Winfield, Alabama               Manufacturing facilities (2)             205,000      Owned
     Cavalier Homes of Alabama
          Addison, Alabama                Manufacturing facilities (4)             545,000      Owned
     Homestead Homes
          Cordele, Georgia                Manufacturing facility (1)               110,000      Owned
     Mansion Homes
          Robbins, North Carolina         Manufacturing facility (1)                99,000     Leased
     Quality Housing Supply, LLC
          Hamiliton, Alabama              Manufacturing facility (1)                60,000      Owned   (d)
     Riverchase Homes
          Haleyville, Alabama             Manufacturing facility (1)                82,000      Owned
     Spirit Homes, Inc.
          Conway, Arkansas                Manufacturing facilities (2)             297,000      Owned
          Bigelow, Arkansas               Manufacturing facility (1)                80,000      Owned
     Town & Country Homes
          Fort Worth, Texas               Manufacturing facility (1)               101,000      Owned
          Graham, Texas                   Manufacturing facility (1)               103,000     Leased

Financial Services
          Hamilton, Alabama               Administrative Office                      7,000      Owned

General Corporate & Other
          Addison, Alabama                Administrative Office                     10,000      Owned
          Wichita Falls, Texas            Administrative Office                      1,000     Leased
          Decatur, Alabama                Administrative Office                      5,000     Leased

 (a) Certain of the facilities listed as owned are financed under industrial development bond issues, including the Adrian, Buccaneer, Cavalier Homes of Alabama (2), and Riverchase facilities. Not included in this table is the Georgia facility for which construction is not complete.

(b)  During 2000, the Company leased this facility to a third party with an option to purchase.

(c) During 2000, the Company recorded an impairment charge related to these two leased supply company facilities due to the expected disposition of this supply company.

(d)  In March 2001, the Company exercised the purchase option on this previously leased facility for $1,125,000.

In general, the manufacturing facilities are in good condition and are operated at capacities which range from approximately 25% to 92%, excluding seven idled facilities in Addison and Winfield, Alabama, Bigelow, Arkansas, and Belmont and Clarksdale, Mississippi.

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

                                     PART II

ITEM 5.           MARKET   FOR   THE   REGISTRANT'S   COMMON   STOCK AND RELATED
                  STOCKHOLDER MATTERS

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

                                          Closing Sales Price
                                        ------------------------
                                           High          Low       Dividends
                                        -----------  ----------- -------------
Year ended December 31, 2000
     Fourth Quarter                        $ 1.63        $0.75         $    -
     Third Quarter                           1.88         1.38           0.01
     Second Quarter                          2.81         1.44           0.04
     First Quarter                           4.31         2.63           0.04

Year ended December 31, 1999
     Fourth Quarter                        $ 5.00        $3.75         $ 0.04
     Third Quarter                           6.69         3.94           0.04
     Second Quarter                          9.88         6.88           0.04
     First Quarter                          11.25         8.81           0.04


As of March 16, 2001, the Company had approximately 400 shareholders of record and 4,400 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.

In October 2000, Cavalier's Board of Directors voted to discontinue the payment of cash dividends which had been reduced from $0.04 per share to $0.01 per share for third quarter of 2000. While the Company does not expect to recommence cash dividend payments in the foreseeable future, the future payment of dividends on the Company's common stock will be determined by the Board of Directors of the Company in light of conditions then existing, including the earnings of the Company and its subsidiaries, their funding requirements and financial conditions, certain loan restrictions and applicable laws and governmental regulations. The Company's present loan agreement contains restrictive covenants which, among other things, limit the aggregate dividend payments and purchases of treasury stock to 50% of the Company's consolidated net income for the two most recent fiscal years.

ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The statement of operations data, the balance sheet data, and other data of the Company for each of the five years ended December 31, 2000 have been derived from the consolidated financial statements of the Company. The Company's audited financial statements as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000, including the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) and the other financial information contained elsewhere in this report, and with the Company's consolidated financial statements and the notes thereto appearing in the Company's previously filed Annual Reports on Form 10-K.

                                                                          Year Ended December 31,
                                             ----------------------------------------------------------------------------------
                                                  2000             1999             1998             1997             1996
                                             --------------   --------------   --------------   --------------   --------------
                                                                 (in thousands, except per share amounts)
Statement of Operations Data

Revenue:
     Home manufacturing net sales         $        290,165 $        555,756  $       598,116 $        553,730 $        572,997
     Financial services                              4,878            6,107            6,088            5,346            3,333
     Retail                                         16,842           20,914            7,167                -                -
     Supply                                          4,903            5,023            2,699            2,112              841
                                             --------------   --------------   --------------   --------------   --------------

     Total revenue                                 316,788          587,800          614,070          561,188          577,171

Cost of sales                                      277,070          476,969          496,708          464,222          482,204
Selling, general and administrative                 84,846          103,312           87,611           72,526           54,120
Impairment and other related charges                 6,975            4,002                -                -                -
Non-recurring merger and related costs                   -                -                -            7,359                -
                                             --------------   --------------   --------------   --------------   --------------

Operating profit (loss)                            (52,103)           3,517           29,751           17,081           40,847
Life insurance proceeds                                  -                -                -            1,500            1,750
Other income (expense) - net                          (494)              36            1,531             (242)           1,589
                                             --------------   --------------   --------------   --------------   --------------

Income (loss)before income taxes (benefit)$        (52,597)$          3,553           31,282 $         18,339 $         44,186
                                             ==============   ==============   ==============   ==============   ==============

Net income (loss)                         $        (33,468)$          2,150 $         18,655 $         10,247 $         27,479
                                             ==============   ==============   ==============   ==============   ==============

Basic net income (loss) per share 1       $          (1.88)$            .12 $            .94 $            .52 $           1.42
                                             ==============   ==============   ==============   ==============   ==============

Diluted net income (loss) per share 1     $          (1.88)$            .12 $            .93 $            .51 $           1.39
                                             ==============   ==============   ==============   ==============   ==============

Cash dividend per share 1                 $            .09 $            .16 $            .13 $            .07 $            .06
                                             ==============   ==============   ==============   ==============   ==============
Weighted average number of shares
     outstanding                                    17,800           18,126           19,905           19,835           19,363
                                             ==============   ==============   ==============   ==============   ==============
Weighted average number of shares
     outstanding, assuming dilution 1               17,800           18,204           20,144           20,028           19,799
                                             ==============   ==============   ==============   ==============   ==============

Other Data

Capital expenditures                      $          3,807 $         24,546 $         14,655 $         10,186 $         16,106
                                             ==============   ==============   ==============   ==============   ==============

Balance Sheet Data

Working capital                           $         27,213 $         33,065 $         41,707 $         28,484 $         24,746
Total assets                              $        187,595 $        233,578 $        235,952 $        211,554 $        196,387
Long-term debt                            $         24,054 $         10,218 $          3,650 $         15,808 $          6,227
Stockholders' equity                      $         94,318 $        129,391 $        144,911 $        133,551 $        122,652


1  All per share data has been adjusted for all stock splits.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry and Company  Outlook
Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Inventory oversupply at the retail level continues to have a significant impact on wholesale shipments as it did during much of 1999. The Manufactured Housing Institute ("MHI") reported that industry wholesale floor shipments declined 25.9% in 2000 as compared to 1999, falling 34.7% in the fourth quarter alone. The industry also has been impacted by an increase in dealer failures, higher interest rates, a reduction in available consumer credit and wholesale financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed some locations. The Company also believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, and a further reduction in the availability of wholesale and retail financing. *

Industry conditions significantly impacted Cavalier's business and financial results during 2000. The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors will have on the Company's future sales and earnings. * The Company currently believes these conditions will continue to adversely affect its financial performance at least through the second quarter and perhaps through the end of 2001. * The Company's revenues during the first quarter-to-date continue to be substantially below the same period in 2000, and the Company currently expects to record a significant loss in the first quarter of 2001.

Due to deteriorating market conditions, during 2000, the Company recorded impairment and other related charges of $6,975 ($5,183 after tax or $0.29 per diluted share) in connection with the closing of four home manufacturing facilities, Company-owned retail sales centers, the sale of a portion of the Company's insurance and premium finance business - a step related to the scaling back of the Company's retail operations, and the expected disposition of a portion of the Company's supply operations. Since the fall of 1999, Cavalier idled nine home manufacturing plants, one of which was re-opened during the fourth quarter of 2000, and disposed of the operations of one other. Another plant was destroyed by fire in June 2000 (a previously idled facility was re-opened to replace that capacity). Consequently, Cavalier, at December 31, 2000, operated a total of 15 home manufacturing facilities, reflecting an approximate one-third reduction in manufacturing capacity over the last year. Despite this consolidation of its manufacturing facilities, the Company does not believe it has reduced the breadth of its product offering. * On the retail side, the Company has closed or disposed of 11 of its 16 retail sales centers. In terms of operating costs, Cavalier has made cost reductions in virtually all areas of the Company, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has reduced its production and administrative workforce by approximately 2,800 employees or about 50% since December 31, 1998. The Company is continuing to evaluate capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idlings and closings and methods designed to address the Company's decline in revenue in light of developing market and business conditions. * The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.
* See Safe Harbor Statement on page 27.

Results of Operations  (dollars in thousands)
The following table summarizes certain financial and operating data including, as applicable, the percentage of total revenue:


                                                            For the Year Ended December 31,
                                       ---------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                   2000                      1999                      1998
                                       ----------------------   -----------------------   ------------------------
Revenue:
  Home manufacturing net sales       $   290,165              $   555,756               $   598,116
  Financial services                       4,878                    6,107                     6,088
  Retail                                  16,842                   20,914                     7,167
  Other                                    4,903                    5,023                     2,699
                                       ----------               ----------                ----------

Total revenue                        $   316,788      100.0%  $   587,800       100.0%  $   614,070        100.0%
Cost of sales                            277,070       87.5%      476,969        81.1%      496,708         80.9%
                                       ----------  ----------   ----------   ----------   ----------   -----------

     Gross profit                    $    39,718       12.5%  $   110,831        18.9%  $   117,362         19.1%
                                       ==========  ==========   ==========   ==========   ==========   ===========

Selling, general and administrative  $    84,846       26.8%  $   103,312        17.6%  $    87,611         14.3%
Impairment and other related charges $     6,975        2.2%  $     4,002         0.7%  $         -          0.0%
                                       ----------  ----------   ----------   ----------   ----------   -----------
Operating profit (loss)              $   (52,103)     -16.4%  $     3,517         0.6%  $    29,751          4.8%
                                       ----------  ----------   ----------   ----------   ----------   -----------
Other income (expense):
   Interest expense                  $    (2,736)      -0.9%  $    (1,643)       -0.3%  $      (820)        -0.1%
   Other, net                              2,242        0.7%        1,679         0.3%        2,351          0.4%
                                       ----------               ----------                ----------
                                     $      (494)             $        36               $     1,531
                                       ==========               ==========                ==========
Net income (loss)                    $   (33,468)     -10.6%  $     2,150         0.4%  $    18,655          3.0%
                                       ==========               ==========                ==========

OPERATING DATA
Home manufacturing sales:
Floor shipments                           18,590                   34,294                    36,517
Home shipments
  Single section                           4,406       38.4%       10,546        47.1%       12,430         51.0%
  Multi section                            7,072       61.6%       11,831        52.9%       11,957         49.0%
                                       ----------  ----------   ----------   ----------   ----------   -----------

Total shipments                           11,478      100.0%       22,377       100.0%       24,387        100.0%

Shipments to company owned stores           (200)      -1.7%         (645)       -2.9%         (164)        -0.7%
                                       ----------  ----------   ----------   ----------   ----------   -----------

Shipments to independent dealers          11,278       98.3%       21,732        97.1%       24,223         99.3%
                                       ==========  ==========   ==========   ==========   ==========   ===========

Retail sales:
  Single section                             335       49.3%          375        58.3%           70         37.2%
  Multi section                              345       50.7%          268        41.7%          118         62.8%
                                       ----------  ----------   ----------   ----------   ----------   -----------

Total sales                                  680      100.0%          643       100.0%          188        100.0%
                                       ==========  ==========   ==========   ==========   ==========   ===========

Cavalier produced homes sold                 568       83.5%          490        76.2%          121         64.4%
                                       ==========  ==========   ==========   ==========   ==========   ===========

Used homes sold                               99       14.6%          115        17.9%           26         13.8%
                                       ==========  ==========   ==========   ==========   ==========   ===========

Other operating data:
Installment loan purchases           $    59,569              $    47,063               $    27,438
Capital expenditures                 $     3,807              $    24,546               $    14,655
Home manufacturing facilities (operating)     15                       19                        23
Independent exclusive dealer locations       193                      274                       232
Company-owned retail locations                 5                       16                         5

2000 Compared to 1999

Revenue
Total revenue for 2000 was $316,788, down 46% from 1999 revenue of $587,800. The Company's revenues and profits were adversely affected by challenging market conditions, including, among other things, intense competition, reduced lending availability and tightened credit standards, higher interest rates, inventory over-supply at the retail level, increased home repossessions which re-enter home distribution channels, the ongoing contraction of dealer locations and homes repurchased from dealers which are subsequently re-sold through the Company's dealer network.

Home manufacturing net sales in 2000 accounted for the majority of the decline against 1999, falling 48% to $290,165 net of intercompany eliminations of $5,292. Home manufacturing net sales for 1999 were $555,756, net of intercompany eliminations of $17,373. Home shipments decreased 48.7%, with floor shipments decreasing by 45.8%. Multi-section home shipments, as a percentage of total shipments, increased from 52.9% of shipments in 1999 to 61.6% of shipments in 2000 in response to increasing consumer demand for multi-section homes as compared to single section homes. Despite the increased percentage of multi-section homes sold, the year 2000 average price of homes sold remained consistent with 1999's average price due to industry conditions. Actual shipments of homes for 2000 were 11,478 versus 22,377 in 1999.

Cavalier attributes the decrease in sales and shipments primarily to the unfavorable industry conditions described above. Approximately 86% of Cavalier's shipments was to its core market of 11 states, where the Company's shipments declined 50% compared to 1999. The Company has pursued a strategy of working closely with its dealers to assist them in reducing retail inventories, which also reduces the Company's risk associated with dealer failures. The Company believes this inventory reduction strategy has contributed to its disproportionate decline in manufacturing sales volume in relation to the industry's decline. * The Company's inventory at all retail locations, including company-owned retail sales centers, declined 34% to approximately $191,000 at December 31, 2000 from $289,000 at year end 1999. At its peak in June 1999, dealer inventory approximated $314,000. Additionally, industry sales in several states in Cavalier's core market have declined at a higher rate than the industry overall, which the Company believes also has had an impact on its sales. *

Revenue from the financial services segment decreased 20.1% to $4,878 for 2000 compared to $6,107 in 1999, due primarily to competitive pressure on the rate earned on resold installment contracts. For 2000, CIS Financial Services, Inc. ("CIS"), formerly Cavalier Acceptance Corporation, purchased contracts of $59,569 and resold installment contracts totaling $60,241. In 1999, CIS purchased contracts of $47,063 and resold installment contracts totaling $60,558, including $16,000 previously held in its portfolio. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $16,842 for 2000 compared to $20,914 for 1999. During 2000, the Company closed or sold eleven under-performing retail locations, and has recorded impairment and other related charges and inventory valuation charges as discussed below, bringing the number of company-owned retail locations to five at December 31, 2000.

Other revenue consists mainly of revenue from the Company's wholesale supply and component manufacturing businesses, which sell primarily to the Company's home manufacturing segment. Revenues from external customers decreased 2.4% to $4,903 for 2000 compared to $5,023 during 1999.

Gross  Profit
Gross profit is derived by deducting cost of sales from total revenue. Gross profit was $39,718 or 12.5% of total revenue, for 2000, versus $110,831 or 18.9% of total revenue, in 1999. Of the $71,113 decrease, the Company attributes approximately $51,200 to volume decrease and $19,900 to margin erosion. The margin erosion includes additional sales discounts at the manufacturing level in response to intense price competition, to help encourage sell-through of inventory, inefficiencies related to low volume and plant closings, $400 of supply company inventory valuation charges and $2,500 retail inventory valuation charges.

Selling, General and Administrative
Selling, general and administrative expenses during 2000 were $84,846 or 26.8% of total revenue, versus $103,312 or 17.6% of total revenue in 1999, a decrease of $18,466. The overall decrease is due primarily to a $10,003 reduction in salaries, wages and incentive compensation, a $4,091 reduction in employee benefits cost (primarily health insurance), a $5,424 reduction in advertising and promotion costs, including costs to support the exclusive dealer program, and a $1,329 decrease in costs associated with the retail segment, which were offset by a $6,326 increase in inventory repurchase charges.

Impairment and Other Related Charges
Due to deteriorating market conditions, impairment and other related charges totaling $6,975 ($5,183 after tax or $0.29 per diluted share) were recorded in 2000. These charges were recorded in connection with the closing of four home manufacturing facilities ($1,024), Company-owned retail locations ($4,212), the sale of a portion of the Company's insurance and premium finance business
* See Safe Harbor Statement on page 27.

($1,497) - a step related to the scaling back of the Company's retail operations and the expected disposition of a portion of the Company's supply operations ($242). One previously closed home manufacturing facility was re-opened to replace the production capacity of another facility that was destroyed by fire in June 2000 and a second facility was re-opened in the fourth quarter of 2000. During 1999, the Company recorded impairment and other related charges of $4,002 ($2,458 after tax or $0.14 per diluted share) related to the idling of five home manufacturing plants.

Operating Profit (Loss)
Operating profit (loss) is derived by deducting cost of sales, selling, general and administrative expenses and impairment and other related charges from total revenue. Operating loss for 2000 was $52,103, compared to an operating profit of $3,517 in 1999. Home manufacturing operating loss, before intercompany eliminations, was $33,211 in 2000 as compared to a profit of $16,544 in 1999. The decline was primarily due to the decrease in sales, an increase in home repurchase costs, impairment and other related charges and the industry and business conditions cited above. The year 2000 also included an operating loss and inventory and equipment valuation charges relating to the closing of the Adrian, Georgia plant totaling $3,450 ($2,173 after tax or $0.12 per diluted share). In 1999, the Adrian plant sustained an operating loss of $709 ($429 after tax or $0.02 per diluted share). On October 2, 2000, the Company sold the inventory, tools, and supplies of the Adrian plant and leased the facility to a third party with an option to purchase. Financial services operating loss increased $1,032 from 1999 due primarily to the decrease in sales and impairment and other related charges noted above. The retail segment's operating loss increased $7,580 due to costs of inventory valuation charges, impairment and other related charges, low sales volume and the competitive conditions currently prevalent in the marketplace. The other segment operating profit, before intercompany eliminations, decrease of $2,497 is due mainly to the inventory valuation and impairment and other related charges discussed above. General corporate operating loss, which is not identifiable to a specific segment, decreased $2,456 primarily due to a reduction in incentive compensation.

Other Income (Expense)
Interest expense increased $1,093 due primarily to the increase during part of the year in notes payable under retail floor plan agreements, amounts outstanding under industrial development revenue bond issues and borrowings under the Company's credit facility.

Other,  net is primarily  comprised of interest  income  (unrelated to financial services), gains or losses on sales of assets, equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. Other, net increased $563 due primarily to a fire insurance gain of $920, partially offset by losses from supply-related equity partnerships.

Net Income (Loss)
Before impairment and other related charges discussed above, the Company's net loss for 2000 was $28,285 or $1.59 per diluted share compared with net income before impairment and other related charges of $4,608 or $0.26 per diluted share in 1999. The Company's net loss for 2000, after impairment and other related charges, was $33,468 or $1.88 per diluted share, as compared to net income of $2,150 or $0.12 per diluted share in 1999, primarily due to the factors noted above.

1999 compared to 1998
Revenue
Total revenue for 1999 was $587,800 compared to $614,070 for 1998.

Home manufacturing net sales for 1999 compared to 1998 decreased 7%, or $42,360, to $555,756, net of intercompany eliminations of $17,373. Home manufacturing net sales for 1998 were $598,116, net of intercompany eliminations of $5,253. Home shipments decreased 8.2%, with floor shipments decreasing by 6.1%. During 1999, 52.9% of the Company's homes sold were multi-section homes compared to 49.0% for the previous year. The expansion of the Company's multi-section product base is in response to increasing consumer demand for multi-section homes as compared to single section homes. Actual shipments of homes for 1999 were 22,377 versus 24,387 in 1998.

The Company attributes the decrease in sales and shipments to the increasingly competitive conditions in the industry described above. Approximately 88% of Cavalier's shipments were to its core market of 11 states, where the Company's floor shipments for 1999 declined 6.5% as compared to 1998. For 1999, MHI reported an 8.7% decline in floor shipments in these 11 states. Additionally, the Company's inventory at all retail locations, including Company-owned retail sales centers, increased, based on twelve month trailing sales, from 151 days at the end of 1998 to 165 days at year end 1999. The average price of homes sold rose to $25,600 in 1999 from $24,700 in 1998. The increase in the average selling price was primarily due to price increases instituted by the Company associated with rising prices in raw materials and an increase in the shipments of multi-section homes. The Company's exclusive dealer program expanded by 53 locations since December 31,1998, bringing the total to 290 at December 31, 1999, including 16 company-owned stores. Sales to exclusive dealers represented 55% of total sales in 1999 versus 40% in 1998.

Revenue in 1999 from the financial services segment approximated 1998 revenue. During 1999, CIS purchased installment loan contracts of $47,063 and resold $60,558 of installment contracts. In 1998, CIS purchased contracts of $27,438 and resold installment contracts totaling $45,804. During 1998, the focus of CIS's business changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers, which are then resold to another financial institution, without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CIS). CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $20,914 for 1999, of which 76.2% of the units sold were Cavalier product. In 1998, retail revenue was $7,167, of which 64.4% of the units sold were Cavalier product. At December 31, 1999, the Company operated 16 retail locations as compared to five at December 31, 1998.

Other revenue consists mainly of revenue from the Company's wholesale supply and component manufacturing businesses, which sell primarily to the Company's home manufacturing segment. Revenue from external customers increased 86.1% or $2,324, for 1999 compared to 1998. This increase is due primarily to the addition of a supply company.

Gross Profit
Gross profit is derived by deducting cost of sales from total revenue. Gross profit was $110,831 or 18.9% of total revenue, in 1999 versus $117,362 or 19.1% of total revenue, in 1998. During 1999, the Company experienced tightened supply from its traditional vendors of certain types of raw materials, including sheetrock, insulation and lumber, required for production of its homes. The Company obtained these products from other vendors and purchased substitute products, which resulted in higher than normal costs. Due to the competitive industry conditions, some of these costs were not recoverable through price increases.

Selling, General and Administrative
Selling, general and administrative expenses during 1999 were $103,312 or 17.6% of total revenue, versus $87,611 or 14.3% in 1998, an increase of $15,701. Of this increase, $1,931 is related to expanded sales and marketing efforts, including PowerHouse promotions, and recruiting, set-up and maintenance of the exclusive dealer network. Additionally, selling, general and administrative expenses increased $2,001 due to higher costs for employee benefits, $784 for increased warranty service activities and $3,140 for the start-up costs associated with implementing an enterprise-wide management information system. Other factors contributing to the increase in selling, general and administrative expenses are (1) costs of $3,364 associated with operating new retail locations and the continued development of a retail infrastructure, (2) costs associated with the expansion of the supply distribution business of $1,573, (3) $2,707 of costs associated with repurchased inventory, (4) $1,150 in losses on installment contracts, and (5) $324 in costs of opening an additional home manufacturing facility. These costs were partially offset by a reduction in incentive compensation of $4,111.

Impairment and Other Related Charges
Because of deteriorating market conditions, Cavalier idled a total of five home manufacturing facilities, including three subsequent to the end of 1999, that built primarily single section homes to consolidate production into other plants. During 1999, the Company recorded impairment and other related charges of $4,002 ($2,458 after tax or $0.14 per diluted share) related to the idling of these plants.



Operating Profit (Loss)
Operating profit (loss) is derived by deducting cost of sales, selling, general and administrative expenses and impairment and other related charges from total revenue. Operating profit declined $26,234 to $3,517 in 1999 from $29,751 in 1998.

Home manufacturing operating profit declined $18,799, before intercompany eliminations, due primarily to lower sales, increased raw material prices, increased selling, general and administrative expenses and the impairment charge for idled facilities. Financial services operating profit decreased $2,434 due principally to increased selling, general and administrative expenses, consisting primarily of prepayment and repossession costs and payroll costs due to the addition of area sales personnel. The retail segment's operating loss increased $1,507 due to the operation of start-up retail locations, the continued development of a retail infrastructure and the competitive conditions currently prevailing in the industry. Other operating profit declined $1,966, before intercompany eliminations, due mainly to the costs associated with the start-up of a new supply company.

Other Income (Expense)
Interest expense increased to $1,643 in 1999 from $820 in 1998 due to the increase in notes payable under retail floor plan agreements and amounts outstanding under industrial development revenue bond issues.

Other, net is primarily comprised of interest income (unrelated to financial services), gains or losses on sales of assets, equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. The decrease of $672 in 1999 to $1,679 from $2,351 in 1998 was primarily due to decreased interest income earned due to lower average cash balances during 1999 as compared to 1998.

Net Income (Loss)
Before impairment and other related charges in connection with the idling of five home manufacturing plants as discussed above, the Company's net income for 1999 was $4,608 or $0.26 per diluted share compared with net income of $18,655 or $0.93 per diluted share in 1998. The Company's net income for 1999, after impairment and other related charges, was $2,150 or $0.12 per diluted share, as compared to net income of $18,655 or $0.93 per diluted share in 1999, primarily due to the factors noted above.

Liquidity and Capital Resources
                                           Balances as of December 31,
                                       -----------------------------------
(dollars in thousands)                    2000        1999         1998
                                       ----------  ----------   ----------

Cash and cash equivalents            $    35,394 $    39,635  $    64,243
Working capital                      $    27,213 $    33,065  $    41,707
Current ratio                           1.4 to 1    1.4 to 1     1.5 to 1
Long-term debt                       $    24,054 $    10,218  $     3,650
Ratio of long-term debt to equity         1 to 4     1 to 13      1 to 40
Installment loan portfolio           $     7,887 $     9,450  $    26,117


Operating activities during 2000 used net cash of $9,575. Inventory decreased $28,730 from 1999 to 2000, as the Company emphasized conservative cash management and a build-for-sale philosophy and reduced the number of company-owned retail locations. Of this decrease, $12,241 related to retail inventories that resulted in a corresponding reduction in notes payable under retail floor plan agreements.

The Company's capital expenditures were $3,807 for 2000, as compared to $24,546 for 1999. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the expansion and modernization of certain of the Company's manufacturing facilities. During 2000, additions also included $433 related to the replacement of property destroyed by fire at the Belmont facility. Additionally, during 1999, the Company purchased, for a total of $3,400, two Alabama manufacturing facilities that were previously leased, renovated a Georgia manufacturing facility at a cost of $1,693 and capitalized $3,469 in costs for implementing an enterprise-wide management information system.

The increase in long-term debt of $13,836 is primarily due to a $15,000 borrowing under the Company's credit facility.

The Company purchased 225,000 shares of treasury stock during 2000 for $283. Subsequent to year end, the Company purchased an additional 312,200 shares at a cost of $607. The Company has continuing authorization to acquire up to 831,200 additional shares under the current program.

In addition to its normal purchasing and selling of loans to other finance companies, during 2000, the Company received proceeds of approximately $1,400 from the sale of loans that were previously held in its installment loan portfolio.

Between the date of this report and the middle of 2001, the Company currently expects to receive its tax refund within the range of $15,000 to $17,000. * This amount is an estimate, however, and the receipt and timing of receipt of the amounts are subject to processing tax returns and a claim for refund with the Internal Revenue Service and other appropriate tax authorities. Consequently, the Company cannot give assurances that it will receive cash within this range or within this time frame.

The Company has an amended revolving and term-loan agreement (the "Credit Facility") with its primary lender. The maturity date under the revolving line of credit available under the Credit Facility is set at April 2003. The Credit Facility currently consists of a $35,000 revolving and term-loan agreement and contains a revolving line of credit that provides for borrowings (including letters of credit) up to a maximum of $35,000. If the Company's tangible net worth, defined as the total of the Company's tangible net worth and treasury stock purchases for 2000 and 2001, is less than $85,000, the amount available under the Credit Facility is reduced from $35,000 to 35% of the Company's tangible net worth. However, in no event may the aggregate outstanding borrowings under the revolving line of credit and term-loan agreement exceed $35,000 (or such lesser amount as may be available). At December 31, 2000, $15,000 was outstanding under the revolving line of credit, against a total lending capacity of $27,354 based on the Company's tangible net worth. At December 31, 1999, no amounts were outstanding under the Credit Facility. Interest is payable under the revolving line of credit at the bank's prime rate less 0.5%, or, if elected by the Company, the 90-day LIBOR Rate plus 2.0%. If the Company's tangible net worth is below $77,000, the interest rate changes to the bank's prime rate or, if elected by the Company, the 90-day LIBOR Rate plus 2.5%. The Credit Facility provides the option for amounts drawn down for CIS's benefit to be converted to a term loan with respect to borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $35,000 (or such lesser amount as may be available). Interest under the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus 0.75%.

The Credit Facility, as amended, contains certain restrictive covenants which limit, among other things, the Company's ability without the lender's consent to
(i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000,
(iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $18,000, excluding floor plan notes payable which cannot exceed $6,000 and (iv) make annual capital expenditures in excess of $10,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $15,000), debt to tangible net worth ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.75 to 1) commencing with the year ending December 31, 2001 and thereafter, and to maintain a current ratio of at least 1.17 to 1 and the sum of consolidated tangible net worth plus treasury stock purchases, in 2000 and 2001, of at least $65,000. The Credit Facility also requires CIS to comply with certain specified
* See Safe Harbor Statement on page 27.

restrictions and financial covenants. Cavalier was not in violation of any financial covenants of the amended Credit Facility at December 31, 2000.

Since its inception, CIS has been restricted in the amounts of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. In February 1998, CIS entered into an agreement with another lender providing for the periodic resale of a portion of CIS's loans that meet established criteria and without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CIS). In March 1998 and in June 1999, CIS sold, under this retail finance agreement, a substantial portion of its existing portfolio of loans on those dates. In April 2000, the Company received proceeds of approximately $1,400 from the sale of loans that were previously held in its installment loan portfolio. The effect of these transactions on net income was to reduce the amount of financial services revenue from interest income on these portions of the portfolio, offset by reduced interest expense on debt retired in March 1998 and earnings on the remaining proceeds. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. * While the original retail finance contract is no longer in effect, CIS is currently continuing to re-sell loans to other lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements. *

The Company currently believes existing cash and funds available under the credit facility, together with cash provided by operations and cash received from income tax refunds, will be adequate to fund the Company's operations and plans for the balance of fiscal year 2001. * However, there can be no assurances to this effect. If it is not, the Company could seek to enhance its liquidity position through further modifications to the credit facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond the control of the Company.

Impact of Inflation
The Company generally has been able to increase its selling prices to offset increased costs, including the costs of raw materials. Sudden increases in costs as well as price competition, however, can affect the ability of the Company to increase its selling prices. As discussed above, in 1999, the Company experienced tightened supply of certain types of raw materials, which resulted in some higher costs that were not recoverable through price increases. For a further discussion of this matter, see "1999 Compared to 1998 - Gross Profit." The Company believes that the relatively moderate rate of inflation over the past several years has not had a significant impact on its sales or profitability, but can give no assurance that this trend will continue in the future. *

Impact of Accounting Statements
In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133, as amended, is required to be adopted for years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial statements.

Market Risk
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest rate risk inherent in its financial instruments, but is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.
* See Safe Harbor Statement on page 27.

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $2,455 at December 31, 2000. Due to the long-term nature of the benefit liabilities that these assets fund, the Company currently considers its exposure to market risk to be low. * The Company does not believe that a decline in market value of these investments would result in a material near term funding of the trust or exposure to the benefit liabilities funded. *

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed rate contracts with interest rates generally ranging from 9.0% to 16.0% and an average original term of 296 months at December 31, 2000. The Company estimated the fair value of its installment contracts receivable which approximates carrying value, using discounted cash flows and interest rates offered by CIS on similar contracts at December 31, 2000.

The Company has notes payable under retail floor plan agreements, an industrial development revenue bond issue and a revolving line of credit that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. The estimated fair value of outstanding borrowings approximated carrying value at December 31, 2000. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time.

                                                          Assumed Annual Principal Cash Flows
                                      -----------------------------------------------------------------------------

(dollars in thousands)                   2001          2002      2003      2004       2005    Thereafter   Total   Fair value
Installment loan portfolio                $ 1,627 a      $ 205     $ 225     $ 248      $ 274    $ 5,308   $ 7,887    $ 6,684
(weighted average interest rate - 9.57%)
                                                           Expected Principal Maturity Dates
                                      -----------------------------------------------------------------------------
(dollars in thousands)                   2001          2002      2003      2004       2005    Thereafter   Total   Fair value
Notes payable and long-term debt          $ 4,475 b    $ 1,215   $16,254   $ 1,461    $ 1,124    $ 4,000   $28,529    $28,605
(weighted average interest rate - 7.35%)


a  The Company has recorded an allowance for credit losses of $1,180, primarily based upon management's assessment of historical experience factors and current economic conditions.
b  Amount payable in 2001 includes $1,154 of current portion of long-term debt and $3,321 of notes payable under retail floor plan agreements.

* See Safe Harbor Statement on page 27.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

                Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

Our disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

o the cyclical and  seasonal nature  of the manufactured housing industry    and
  the economy generally;
o limitations in Cavalier's ability to pursue its business strategy;
o changes in demographic trends, consumer   preferences  and Cavalier's business
  strategy;
o changes and volatility in interest rates and the availability of capital and consumer and dealer financing;
o changes in industry retail levels;
o the ability to attract and retain quality independent dealers, executive officers and other personnel;
o competition;
o contingent repurchase and guaranty obligations;
o uncertainties regarding Cavalier's retail financing activities;
o the potential unavailability and price increases for raw materials;
o the potential unavailability of manufactured housing sites;
o regulatory constraints;
o the potential for additional warranty claims;
o litigation; and
o potential volatility in our stock price.

Any or all of our forward-looking statements in this report, in the 2000 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited quarterly financial data for the two years ended December 31, 2000 and 1999. The Company believes that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with accounting principles generally accepted in the United States of America. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period.

                                     Fourth           Third          Second           First
                                     Quarter         Quarter         Quarter         Quarter           Total
                                  ------------     ------------    -------------   ------------     -------------
2000
Revenue:
        Home manufacturing            $ 54,973         $ 64,606        $ 86,748        $ 83,838        $ 290,165
        Financial services                 709            1,132           1,590           1,447            4,878
        Retail                           2,654            3,382           7,865           2,941           16,842
        Other                            1,015              740           1,681           1,467            4,903
                                  -------------    -------------   -------------   -------------    -------------
        Total revenue                   59,351           69,860          97,884          89,693          316,788

Gross profit                             8,167            8,765          11,551          11,235           39,718
Net loss                                (5,630)          (6,192)        (13,009)         (8,637)         (33,468)
Basic net loss per share       a         (0.32) e         (0.35)d         (0.73)c         (0.49) b         (1.88) b,c,d,e
Diluted net loss per share     a         (0.32) e         (0.35)d         (0.73)c         (0.49) b         (1.88) b,c,d,e

1999
Revenue:
        Home manufacturing           $ 113,104        $ 126,083       $ 158,086       $ 158,483        $ 555,756
        Financial services               1,156            1,470           2,026           1,455            6,107
        Retail                 b         5,684            6,748           6,004           2,478           20,914
        Other                  b         1,246            1,534           1,243           1,000            5,023
                                  -------------    -------------   -------------   -------------    -------------
        Total revenue                  121,190          135,835         167,359         163,416          587,800

Gross profit                            21,887           24,952          31,151          32,841          110,831
Net income (loss)                       (3,550)          (1,621)          2,820           4,501            2,150
Basic net income (loss) per share    a   (0.20) g         (0.09)f           .16             .24              .12  f,g
Diluted net income (loss) per share  a   (0.20) g         (0.09)f           .16             .24              .12  f,g


   a    The sum of quarterly amounts may not equal the annual amounts due to rounding.
   b    Includes impairment and other related charges of $348 ($313 net of taxes, or $.02 per share basic and diluted) recorded in connection with idling two home manufacturing facilities and closing three retail sales centers.
   c    Includes impairment and other related charges of $4,397 ($3,465  net of taxes, or $.19 per share basic and diluted) recorded in connection with closing or disposition of retail sales centers, idling of two home manufacturing facilities and the  sale of a portion of the Company's insurance and premium finance business.
   d    Includes impairment and other related charges of $103 ($65 net of taxes, or $.00 per share basic and diluted) recorded in connection with the closing of a retail sales center.
   e    Includes impairment and other related charges of $2,127 ($1,340 net of taxes, or $.08 per share basic and diluted) recorded in connection with retail sales centers and the disposition of a supply company.
   f    Includes impairment and other related charges of $1,453 ($879  net of taxes, or $.05 per share basic and diluted) in connection with the idling of two home manufacturing facilities.
   g    Includes impairment and other related charges of $2,549 ($1,579  net of taxes, or $.09 per share basic and diluted) in connection with the idling of five home manufacturing facilities.

        Certain amounts from the prior periods have been reclassified to conform to the 2000 presentation.

                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Index to Consolidated Financial Statements and Schedule

Independent Auditor's Report
                                                                              30

Consolidated Balance Sheets
                                                                              31

Consolidated Statements of Income
                                                                              33

Consolidated Statements of Stockholders' Equity
                                                                              34

Consolidated Statements of Cash Flows
                                                                              35

Notes to Consolidated Financial Statements
                                                                              36

Schedule -

         II - Valuation and Qualifying Accounts
                                                                              52



Schedules I, III, IV and V have been omitted because they are either not required or are inapplicable.

INDEPENDENT AUDITORS' REPORT
To the Board of Directors and Stockholders of Cavalier Homes, Inc.:

We have audited the accompanying consolidated balance sheets of Cavalier Homes, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cavalier Homes, Inc. and subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




Birmingham, Alabama
February 21, 2001


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------

                                                                         2000           1999
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                          $  35,394       $  39,635
  Accounts receivable, less allowance for losses of
    $346 (2000) and $134 (1999)                                          3,751          10,022
  Notes and installment contracts receivable - current                   1,890           3,202
  Inventories                                                           21,390          50,120
  Deferred income taxes                                                 11,776          13,316
  Income tax receivable                                                 15,052           2,133
  Other current assets                                                   2,211           3,109
                                                                     ---------       ---------
           Total current assets                                         91,464         121,537
                                                                     ---------       ---------
PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                   5,943           5,999
  Buildings and improvements                                            49,784          52,182
  Machinery and equipment                                               44,763          49,118
                                                                     ---------       ---------
                                                                       100,490         107,299
  Less accumulated depreciation and amortization                        36,010          32,804
                                                                     ---------       ---------
           Total property, plant and equipment, net                     64,480          74,495
                                                                     ---------       ---------
INSTALLMENT CONTRACTS RECEIVABLE, less
  allowance for credit losses of $1,180 (2000) and
  $1,656 (1999)                                                          5,079           5,388
                                                                     ---------       ---------
DEFERRED INCOME TAXES                                                    4,591             391
                                                                     ---------       ---------
GOODWILL, less accumulated amortization
   of $5,990 (2000) and $5,368 (1999)                                   16,446          22,684
                                                                     ---------       ---------
OTHER ASSETS                                                             5,535           9,083
                                                                       -------         -------
TOTAL                                                                $ 187,595       $ 233,578
                                                                     =========       =========


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2000 AND 1999
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------------------------------------


                                                                                          2000           1999
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                                 $     1,154     $    1,119
  Notes payable under retail floor plan agreements                                        3,321         15,562
  Accounts payable                                                                        8,176         12,303
  Amounts payable under dealer incentive programs                                        21,204         25,442
  Accrued compensation and related withholdings                                           2,725          5,312
  Accrued insurance                                                                       4,615          6,027
  Estimated warranties                                                                   11,800         13,000
  Reserve for repurchase commitments                                                      4,100          3,330
  Other accrued expenses                                                                  7,156          6,377
                                                                                     ----------     ----------
           Total current liabilities                                                     64,251         88,472
                                                                                     ----------     ----------
LONG-TERM DEBT                                                                           24,054         10,218
                                                                                     ----------     ----------
OTHER LONG-TERM LIABILITIES                                                               4,972          5,497
                                                                                     ----------     ----------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Series A Junior Participating Preferred Stock, $.01 par value;
    200,000 shares authorized, none issued
  Preferred stock, $.01 par value; 300,000 shares authorized, none issued
  Common stock, $.10 par value; 50,000,000 shares authorized,
    18,504,266 (2000) and 18,271,433 (1999) shares issued                                 1,850          1,827
  Additional paid-in capital                                                             55,436         55,181
  Retained earnings                                                                      40,525         75,593
  Treasury stock, at cost; 705,100 (2000) and 480,100 (1999) shares                      (3,493)        (3,210)
                                                                                     -----------    -----------
           Total stockholders' equity                                                    94,318        129,391
                                                                                     -----------    -----------
TOTAL                                                                                $  187,595     $  233,578
                                                                                     ===========    ===========

See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------------
                                                                      2000             1999            1998

REVENUE                                                         $    316,788       $  587,800      $  614,070
                                                                -------------      -----------     -----------
COST OF SALES                                                        277,070          476,969         496,708

SELLING, GENERAL AND ADMINISTRATIVE                                   84,846          103,312          87,611

IMPAIRMENT AND OTHER RELATED
  CHARGES                                                              6,975            4,002
                                                                -------------      -----------     -----------
                                                                     368,891          584,283         584,319
                                                                -------------      -----------     -----------
OPERATING PROFIT (LOSS)                                              (52,103)           3,517          29,751
                                                                -------------      -----------     -----------
OTHER INCOME (EXPENSE):
  Interest expense                                                    (2,736)          (1,643)           (820)
  Other, net                                                           2,242            1,679           2,351
                                                                -------------      -----------      ----------
                                                                        (494)              36           1,531
                                                                -------------      -----------      ----------
INCOME (LOSS) BEFORE INCOME TAXES
  (BENEFIT)                                                          (52,597)           3,553          31,282
INCOME TAXES (BENEFIT)                                               (19,129)           1,403          12,627
                                                                -------------      -----------      ----------
NET INCOME (LOSS)                                               $    (33,468)      $    2,150       $  18,655
                                                                =============      ===========      ==========
BASIC NET INCOME (LOSS) PER SHARE                               $      (1.88)      $     0.12       $    0.94
                                                                =============      ===========      ==========
DILUTED NET INCOME (LOSS) PER SHARE                             $      (1.88)      $     0.12       $    0.93
                                                                =============      ===========      ==========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                     17,799,505       18,125,763      19,904,746
                                                                =============      ===========     ===========
WEIGHTED AVERAGE SHARES OUTSTANDING,
   ASSUMING DILUTION                                              17,799,505       18,204,030      20,143,795
                                                                =============      ===========     ===========

See notes to consolidated financial statements.


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------------------------------------------


                                                                      Additional
                                                             Common     Paid-in       Retained       Treasury
                                                             Stock      Capital       Earnings         Stock          Total

BALANCE, JANUARY 1, 1998                                   $ 1,994     $ 57,228       $ 74,329                     $ 133,551
  Stock options exercised                                        4          153                                          157
  Income tax benefit attributable to exercise of
    stock options                                                            90                                           90
  Sale of common stock under Employee Stock
    Purchase Plan                                                5          504                                          509
  Sale of common stock under Dividend
    Reinvestment Plan                                           25        2,579                                        2,604
  Accrued compensation                                                      206                                          206
  Cash dividends paid ($.13 per share)                                                  (2,584)                       (2,584)
  Purchase of treasury stock (852,600 shares)                                                          (8,277)        (8,277)
  Net income                                                                            18,655                        18,655
                                                           --------    ---------      ---------      ---------     ----------
BALANCE, DECEMBER 31, 1998                                   2,028       60,760         90,400         (8,277)       144,911
  Stock options exercised                                        4          280                                          284
  Income tax benefit attributable to exercise of
    stock options                                                            28                                           28
  Sale of common stock under Employee Stock
    Purchase Plan                                               10          481                                          491
  Sale of common stock under Dividend
    Reinvestment Plan                                                        14                                           14
  Accrued compensation                                                      114                                          114
  Cash dividends paid ($.16 per share)                                                  (2,926)                       (2,926)
  Purchase of treasury stock (1,779,000 shares)                                                       (15,675)       (15,675)
  Retirement of treasury stock (2,151,500 shares)             (215)      (6,496)       (14,031)        20,742
  Net income                                                                             2,150                         2,150
                                                           --------    ---------      ---------      ---------     ----------
BALANCE, DECEMBER 31, 1999                                   1,827       55,181         75,593         (3,210)       129,391
  Stock options exercised                                        1            3                                            4
  Income tax benefit attributable to exercise of
    stock options                                                             3                                            3
  Sale of common stock under Employee Stock
    Purchase Plan                                               22          196                                          218
  Sale of common stock under Dividend
    Reinvestment Plan                                                         8                                            8
  Accrued compensation                                                       45                                           45
  Cash dividends paid ($.09 per share)                                                  (1,600)                       (1,600)
  Purchase of treasury stock (225,000 shares)                                                            (283)          (283)
  Net loss                                                                             (33,468)                      (33,468)
                                                           --------    ---------      ---------      ---------     ----------
BALANCE, DECEMBER 31, 2000                                 $ 1,850     $ 55,436       $ 40,525       $ (3,493)      $ 94,318
                                                           ========    =========      =========      =========     ===========
See notes to consolidated financial statements.



CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------

                                                                           2000          1999           1998
OPERATING ACTIVITIES:
  Net income (loss)                                                    $ (33,468)     $  2,150       $ 18,655
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                        9,759        10,250          8,365
      Change in provision for credit losses and repurchase
        commitments                                                          506         3,159           (486)
      Gain on sale of installment contracts                               (2,037)       (2,257)        (2,048)
      (Gain) loss on sale of property, plant and equipment                  (864)           85             49
      Impairment and other related charges                                 6,975         4,002
      Other, net                                                             411             2            267
      Changes in assets and liabilities provided (used) cash,
        net of effects of acquisitions:
          Accounts receivable                                              6,059        (1,277)           787
          Inventories                                                     28,730        (5,376)        (6,248)
          Income tax receivable                                          (12,919)       (5,804)         2,168
          Accounts payable                                                (4,127)       (6,929)         6,313
          Other assets and liabilities                                    (8,600)       (4,525)         9,536
                                                                       ----------     ---------      ---------
           Net cash provided by (used in) operating activities            (9,575)       (6,520)        37,358
                                                                       ----------     ---------      ---------
INVESTING ACTIVITIES:
  Net cash paid in connection with acquisitions                                         (4,439)        (2,358)
  Proceeds from disposition of property, plant and equipment               3,673           437            282
  Capital expenditures                                                    (3,807)      (24,546)       (14,655)
  Purchases of certificates of deposit                                                                 (6,044)
  Maturities of certificates of deposit                                                                10,044
  Net change in notes and installment contracts                          (57,057)      (44,943)       (23,119)
  Proceeds from sale of installment contracts                             62,278        62,815         47,852
  Other investing activities                                                 270        (1,686)        (1,085)
                                                                       ----------     ---------      ---------
           Net cash provided by (used in) investing activities             5,357       (12,362)        10,917
                                                                       ----------     ---------      ---------
FINANCING ACTIVITIES:
  Net borrowings (payments) on notes payable                             (12,241)        4,824          1,307
  Proceeds from long-term borrowings                                      15,000         7,807
  Payments on long-term debt                                              (1,129)         (545)       (15,024)
  Net proceeds from sales of common stock                                    226           505          3,113
  Proceeds from exercise of stock options                                      4           284            157
  Cash dividends paid                                                     (1,600)       (2,926)        (2,584)
  Purchase of treasury stock                                                (283)      (15,675)        (8,277)
                                                                       ----------     ---------      ---------
           Net cash used in financing activities                             (23)       (5,726)       (21,308)
                                                                       ----------     ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                             (4,241)      (24,608)        26,967

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              39,635        64,243         37,276
                                                                       ----------     ---------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                 $  35,394      $ 39,635       $ 64,243
                                                                       ==========     =========      =========
See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation - The consolidated financial statements include the accounts of Cavalier Homes, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the "Company"). The Company's minority ownership interests in various joint ventures are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets. Intercompany transactions have been eliminated in consolidation. See Note 11 for information related to the Company's business segments.

     Nature of Operations - The Company designs and produces manufactured homes which are sold to a network of dealers located primarily in the South Central and South Atlantic regions of the United States. In addition, through its financial services segment, the Company offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's retail segment operates retail sales locations which offer the Company's homes, financing and insurance products to retail customers.

     Accounting Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and notes. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The carrying value of the Company's cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments. Additional information concerning the fair value of other financial instruments is disclosed in Notes 3 and 5.

     Cash Equivalents - The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

     Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs.

     Property, Plant and Equipment - Property, plant and equipment is stated at cost and depreciated primarily over the estimated useful lives of the related assets using the straight-line method. Maintenance and repairs are expensed as incurred. The Company paid $337 and $388 in 1999 and 1998, respectively, for construction of plant facilities, and paid $3,400 in 1999 to exercise purchase options on two previously leased facilities, to companies among whose owners are certain officers, directors or stockholders of the Company.

     Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and is being amortized over the expected periods to be benefited, 15 to 25 years, using the straight-line method.

     Impairment of Long-Lived Assets - The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

     Revenue Recognition - Sales of manufactured homes to independent dealers are recorded as of the date the home is shipped since title and risk of loss passes to the dealer at that time. All sales are final and without recourse except for the contingency described in Note 10. For Company-owned retail locations, revenue is recorded upon funding and transfer of title to the retail home buyer. Interest income on installment contracts receivable is recognized using the interest method.

     Product Warranties - The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. A liability is provided for estimated future warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

     Allowance for Credit Losses on Installment Contracts - The Company has provided an allowance for estimated future credit losses resulting from retail financing activities of CIS Financial Services, Inc. ("CIS"), formerly Cavalier Acceptance Corporation, a wholly-owned subsidiary, primarily based upon management's assessment of historical experience and current economic conditions.

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

     Net Income  (Loss) Per Share - The Company  reports two separate net income
     (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below (in thousands of shares):

                                                                 2000          1999         1998

        Weighted average shares outstanding                     17,800       18,126        19,905

        Dilutive effect of stock options and warrants                            78           239
                                                               -------      -------        -------
        Weighted average shares outstanding,
        assuming dilution                                       17,800       18,204        20,144
                                                               =======      =======        =======

     Options and warrants that could potentially dilute basic net income per share in the future were not included in the computation of diluted net income per share because to do so would have been antidilutive. All options and warrants in 2000 are excluded due to their antidilutive effect as a result of the Company's loss from operations. Antidilutive options and warrants (in thousands of shares) were 2,911, 2,602, and 642 for 2000, 1999, and 1998, respectively.

     Recent Accounting Pronouncement - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

     Reclassifications - Certain amounts from the prior periods have been reclassified to conform to the 2000 presentation.

2.   IMPAIRMENT AND OTHER RELATED CHARGES

     During 2000, due to deteriorating market conditions, the Company recorded impairment and other related charges of $6,975 ($5,183 after tax or $0.29 per diluted share ) in connection with the closing of four home manufacturing facilities, Company-owned retail sales centers, the sale of a portion of the Company's insurance and premium finance business, and the expected disposition of a portion of the Company's supply operations. The charge for assets to be held and used includes write-downs of $277 for property, plant and equipment ($43 home manufacturing segment and $234 retail segment) and $1,044 for goodwill (retail segment). The charge for assets to be disposed of includes write-downs of $2,229 for property, plant and equipment ($981 home manufacturing segment, $1,058 retail segment and $190 other segment), $3,038 for goodwill ($1,541 retail segment and $1,497 financial services segment), and $387 for non-competition agreements and lease obligations ($335 retail segment and $52 other segment). After recording the impairment charges, the carrying value of the assets to be disposed of was $2,004 ($602 home manufacturing segment, $901 retail segment and $501 other segment). The Company is actively marketing the facilities to be disposed of. Before recording the impairment charges, the results of operations for 2000 related to assets to be disposed of included a $3,323 after-tax loss from the retail segment, $683 after tax loss from the other segment, and $100 after-tax income from the financial services segment. The results of operations for the home manufacturing segment related to assets to be disposed of are not separately identifiable as these closed facilities were not accounted for separately.

     During 1999, the Company recorded impairment and other related charges of $4,002 ($2,458 after tax or $0.14 per diluted share) in connection with the closing of five home manufacturing facilities. The charge for assets to be held and used includes write-downs of $850 for property, plant and equipment. The charge for assets to be disposed of includes write-downs of $2,186 for property, plant and equipment and $966 for lease and other obligations. After recording the impairment charges, the carrying value of the assets to be disposed of was $1,139. The Company is actively marketing the facilities to be disposed of. During 2000, payments of $619 were made against the reserve for lease and other obligations. The results of operations for the home manufacturing segment related to assets to be disposed of are not separately identifiable as these closed facilities were not accounted for separately.

3.   INSTALLMENT CONTRACTS RECEIVABLE

     CIS finances retail sales through the purchase of installment contracts from a portion of the Company's dealer network, at fixed interest rates, in the ordinary course of business, and resells a majority of the loans to financial institutions under the terms of retail finance agreements. Standard loan programs require minimum down payments, ranging from 5% to 20% of the purchase price of the home, on all installment contracts based on the creditworthiness of the borrower. In addition, CIS requires the borrower to maintain adequate insurance on the home throughout the life of the contract. Contracts are secured by the home which is subject to repossession by CIS upon default by the borrower.

     CIS's portfolio consists of fixed rate contracts with interest rates generally ranging from 9.0% to 16.0% and from 9.0% to 14.0% at December 31, 2000 and 1999, respectively. The average original term of the portfolio was approximately 296 and 269 months at December 31, 2000 and 1999, respectively. CIS enters into agreements to sell, without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CIS), contracts in its portfolio that meet specified credit criteria. Under these agreements, CIS sold $60,241, $60,558 and $45,804 of contracts receivable and realized gains of $2,037, $2,257 and $2,048 for the years ended December 31, 2000, 1999 and 1998, respectively.

     At December 31, 2000, scheduled principal payments of installment contracts receivable (including sales of contracts receivable in January 2001) are as follows:


                    Year Ending
                    December 31,
                        2001                                       $ 1,627
                        2002                                           205
                        2003                                           225
                        2004                                           248
                        2005                                           274
                     Thereafter                                      5,308
                                                                   --------
                        Total                                      $ 7,887
                                                                   ========


     Activity in the allowance for credit losses on installment contracts was as follows:

                                              2000           1999          1998

        Balance, beginning of year         $ 1,656        $   760       $ 1,272
        Provision for credit losses            687          2,192         1,042
        Charge-offs, net                    (1,163)        (1,296)       (1,554)
                                           --------       --------      --------
        Balance, end of year               $ 1,180        $ 1,656       $   760
                                           ========       ========      ========

     At December 31, 2000 and 1999, the estimated fair value of installment contracts receivable approximated carrying value. These fair values were estimated using discounted cash flows and interest rates offered by CIS on similar contracts at such times.

4.   INVENTORIES

     Inventories consisted of the following:

                                            2000            1999

        Raw materials                    $ 14,501        $ 27,363
        Work-in-process                     2,224           3,513
        Finished goods                      4,665          19,244
                                         --------        --------
        Total                            $ 21,390        $ 50,120
                                         ========        ========

     During 2000, 1999, and 1998, the Company purchased raw materials of approximately $11,893, $20,166 and $12,413, respectively, from joint ventures in which the Company owns a minority interest and from a company in which a stockholder and director of the Company is also a stockholder.

5.   CREDIT ARRANGEMENTS

     The Company has a $35,000 revolving and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to $35,000. If the Company's tangible net worth, defined as the total of the Company's tangible net worth and treasury stock purchases for 2000 and 2001, is less than $85,000, the amount available under the Credit Facility is reduced from $35,000 to 35% of the Company's tangible net worth. However, in no event may the aggregate outstanding borrowings under the revolving line of credit and term-loan agreement exceed $35,000 (or such lesser amount as may be available). At December 31, 2000, $15,000 was outstanding under the revolving line of credit, against a total lending capacity of $27,354 based on the Company's tangible net worth. At December 31, 1999, no amounts were outstanding under the Credit Facility. Interest is payable under the revolving line of credit at the bank's prime rate less 0.5% (9.0% at December 31, 2000) or, if elected by the Company, the 90-day LIBOR Rate plus 2.0%. If the Company's tangible net worth is below $77,000, the interest rate changes to the bank's prime rate or, if elected by the Company, the 90-day LIBOR Rate plus 2.5%. The maturity date of the revolving line of credit is April 2003.

     The term-loan agreement contained in the Credit Facility provides for borrowings of up to 80% of the Company's eligible installment sale contracts, up to a maximum of $35,000 (or such lesser amount as may be available). Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, and floats for the remaining two years at a rate (subject to certain limits) equal to the bank's prime rate plus .75%. No amounts were outstanding under the term-loan portion of the Credit Facility at December 31, 2000 and 1999.

     The Credit Facility contains certain restrictive and financial covenants, which, among other things, limit the aggregate of dividend payments and purchases of treasury stock, restrict the Company's ability to pledge assets, incur additional indebtedness and make capital expenditures, and require the Company to maintain certain defined financial ratios. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by CIS, and the capital stock of certain of the Company's consolidated subsidiaries.

     The Company has $3,321 and $15,562 of notes payable under retail floor plan agreements at December 31, 2000 and 1999, respectively. The notes are collateralized by certain inventories and bear interest ranging from prime to prime plus 2%.

     The Company has amounts outstanding under six Industrial Development Revenue Bond issues ("Bonds") of $10,208 and $11,337 at December 31, 2000 and 1999, respectively. Four of the bond issues bear interest at variable rates ranging from 4.0% to 5.4% and mature at various dates through April 2009. One of the bond issues is payable in equal monthly installments and bears interest at 75% of the prime rate and matures in 2005. One of the bond issues is payable in equal quarterly principal payments with interest payable at 6.75% and matures in 2004. The bonds are collateralized by certain plant facilities. Restricted bond proceeds of $228 and $1,725 were not disbursed and are reflected as a non-current asset in the consolidated balance sheets at December 31, 2000 and 1999, respectively.


     At December 31, 2000, principal repayment requirements on long-term debt are as follows:

               Year Ending
               December 31,

                   2001                                $   1,154
                   2002                                    1,215
                   2003                                   16,254
                   2004                                    1,461
                   2005                                    1,124
                Thereafter                                 4,000
                                                       ---------
                   Total                                  25,208
                  Less current portion                     1,154
                                                       ---------
                  Long-term debt                       $  24,054
                                                       =========

     The estimated fair value of outstanding borrowings approximated carrying value at December 31, 2000 and 1999. These estimates were determined using rates at which the Company believes it could have obtained similar borrowings at such times.

     Cash paid for interest during the years ended December 31, 2000, 1999 and 1998 was $2,725, $1,480 and $776, respectively.

6.   STOCKHOLDERS' EQUITY

     The Company has adopted a Stockholder Rights Plan with the terms and conditions of the plan set forth in a Rights Agreement dated October 23, 1996 between the Company and its Rights Agent. Pursuant to the plan, the Board of Directors of the Company declared a dividend of one Right (as defined in the Rights Agreement) for each share of the Company's outstanding common stock to stockholders of record on November 6, 1996. One Right is also associated with each share of the Company's outstanding common stock issued after November 6, 1996, until the Rights become exercisable, are redeemed or expire. The Rights, when exercisable, entitle the holder to purchase a unit equal to 0.80 one-hundredth share of Series A Junior Participating Preferred Stock, par value $.01, at a purchase price of $80 per unit. Upon certain events relating to the acquisition of, or right to acquire, beneficial ownership of 20% or more of the Company's outstanding common stock by a third party, or a change in control of the Company, the Rights entitle the holder to acquire, after the Rights are no longer redeemable by the Company, shares of common stock of the Company (or, in certain cases, securities of an acquiring person) for each Right held at a significant discount. The Rights will expire on November 6, 2006, unless redeemed earlier by the Company at $.01 per Right under certain circumstances.

     Pursuant to a common stock repurchase program approved by the Company's Board of Directors, a total of 2,856,600 shares has been purchased at a cost of $24,235. The Company retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. At

     December 31, 2000, the Company has authority under the program to acquire up to 1,143,400 additional shares.

7.   INCENTIVE PLANS

     Dealership Stock Option Plan

     o Effective December 31, 1999, the Company cancelled its Dealership Stock Option Plan (the "Dealer Plan") to eligible independent dealerships. The Dealer Plan allowed for 562,500 options to be issued at a price equal to the fair market value on the date of grant, and these options were earned based on the amount of contracts funded through CIS during the year. Options granted under the Dealer Plan are immediately exercisable and expire three years from the grant date. Since these options have been granted to persons other than employees, the Company adopted the recognition and measurement provisions of SFAS 123, Accounting for Stock-Based Compensation.

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

     o The Company has a Deferred Compensation and Flexible Option Plan (the "Deferred Plan") which provides for deferral of a portion of certain key employees' earnings plus a Company match. Upon the occurrence of a distributable event, the employee will receive the greater of cash at a fixed annual return or shares of the Company's common stock credited to his account valued at fair market value. The Company funds benefits under the Deferred Plan through cash contributions and through the issuance of a stock option to a trust at an exercise price equal to fair market value on the date of the grant. Under the Deferred Plan, there are 500,000 shares of Company common stock available for issuance. At December 31, 2000, the Company had recorded plan investments of $2,455 and a deferred compensation liability of $2,942.

     Compensation expense recorded in connection with these plans for the years ended December 31, 2000, 1999 and 1998 was not material.

     During 1998, the Company revised the Dividend Reinvestment Plan to increase the shares available under the Plan to 500,000 and to eliminate the optional cash payment feature of the Plan. Participants in the Plan may purchase additional shares of the Company's common stock by reinvesting the cash dividends on all, or part, of their shares. The price of the shares purchased through the Plan is the higher of 95% of the average daily high and low sale prices of the Company's common stock on the four trading days including and preceding the Investment Date (as defined in the Plan) or 95% of the average high and low sales prices on the Investment Date.

     The Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Accordingly, no compensation expense has been recognized for these plans except where the exercise price was less than the fair value on the date of grant. Cavalier has granted no such options. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS 123, the Company's net income (loss) and net income
     (loss) per share would approximate the pro forma amounts below:

                                                    2000          1999        1998

        Net income (loss):
         As reported                            $ (33,468)      $ 2,150    $ 18,655
         Pro forma                              $ (33,904)      $ 1,029    $ 16,506

        Basic net income (loss) per share:
         As reported                              $ (1.88)       $ 0.12      $ 0.94
         Pro forma                                $ (1.90)       $ 0.06      $ 0.83

        Diluted net income (loss) per share:
         As reported                              $ (1.88)       $ 0.12      $ 0.93
         Pro forma                                $ (1.90)       $ 0.06      $ 0.82


     The fair value of options  granted were  estimated at the    date of  grant
     using  the  Black-Scholes  option  pricing  model    with   the   following
     weighted average assumptions:

                                                     2000          1999         1998

        Dividend yield                               0.10%         1.90%       1.56 %
        Expected volatility                         42.87%        40.10%      40.49 %
        Risk free interest rate                      6.57%         5.27%       5.52 %
        Expected lives                               6.2 years     9.0 years   5.0 years


     The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts, and additional awards in future years are anticipated.

     With respect to options exercised, the income tax benefits resulting from compensation expense allowable under federal income tax regulations in excess of the expense (benefit) reflected in the Company's financial statements have been credited to additional paid-in capital. These benefits, which totaled $3 (2000), $28 (1999), and $90 (1998), represent a noncash financing transaction for purposes of the consolidated statements of cash flows.

     Information regarding all of the Company's stock option plans is summarized below:

                                                                                                     Weighted
                                                                                  Weighted            Average
                                                                                  Average           Fair Value
                                                             Shares             Exercise Price     At Grant Date
        Outstanding at December 31, 1997                   1,754,614             $ 10.56
         Granted at fair value                               890,393               10.26             $ 3.50
         Exercised                                           (35,267)               4.45
         Cancelled                                           (49,746)              11.39
                                                           ----------
        Outstanding at December 31, 1998                   2,559,994             $ 10.52
         Granted at fair value                               448,266                8.96             $ 3.48
         Exercised                                           (38,500)               7.37
         Cancelled                                          (174,357)              12.34
                                                           ----------
        Outstanding at December 31, 1999                   2,795,403             $ 10.20
        Granted at fair value                                343,048                3.73             $ 1.86
         Exercised                                            (7,071)               0.55
        Cancelled                                           (454,111)              10.20
                                                           ----------
        Outstanding at December 31, 2000                   2,677,269              $ 9.40
                                                           ==========           =========
        Options exercisable at December 31, 2000           2,656,869              $ 9.46
                                                           ==========           =========
        Options exercisable at December 31, 1999           2,762,803             $ 10.17
                                                           ==========           =========
        Options exercisable at December 31, 1998           2,438,434             $ 10.42
                                                           ==========           =========

     Stock options available for future grants at December 31, 2000 were 1,040,258 under all of the Company's various stock option plans.

     The  following  table  summarizes   information  concerning  stock  options
     outstanding at December 31, 2000:

                                              Options Outstanding                  Options Exercisable
                               --------------------------------------------- -------------------------------

                                                  Weighted
                                                   Average      Weighted                        Weighted
                                                  Remaining      Average                         Average
           Range of                 Number       Contractual    Exercise          Number        Exercise
       Exercise Prices           Outstanding        Life          Price        Exercisable        Price

        $0.55 - $5.50              558,547         10.32        $ 3.96           538,547         $ 4.07
        $6.00 - $9.66              322,926         18.07          8.61           322,926           8.61
        $9.75 - $10.88           1,391,196          7.93         10.37         1,391,196          10.37
       $11.00 - $16.60             404,600          4.02         14.20           404,200          14.20
                                 ---------                                     ---------
        $0.55 - $16.60           2,677,269          9.06        $ 9.40         2,656,869         $ 9.46
                                 =========         ======       =======        =========         =======

8.   INCOME TAXES (BENEFIT)

     Provision (benefit) for income taxes consist of:

                                         2000           1999            1998
        Current:
        Federal                     $  (16,469)      $  5,337       $  12,469
        State                                             750           2,238
                                    -----------      ---------      ----------
                                       (16,469)         6,087          14,707
                                    -----------      ---------      ----------
        Deferred:
        Federal                         (2,353)        (4,140)         (1,337)
         State                            (307)          (544)           (743)
                                    -----------      ---------      ----------
                                        (2,660)        (4,684)         (2,080)
                                    -----------      ---------      ----------
         Total                      $  (19,129)      $  1,403        $ 12,627
                                    ===========      =========      ==========

     Total income tax expense (benefit) for 2000, 1999, and 1998 is different from the amount that would be computed by applying the expected federal income tax rate of 35% to income (loss) before income taxes. The reasons for this difference are as follows:

                                                                              2000            1999          1998

        Income tax (benefit) at expected federal income tax rate          $ (18,409)       $ 1,143       $ 10,948
        State income taxes, net of federal tax effect                        (1,439)           125          1,100
        Valuation allowance                                                     500
        Non-deductible operating expenses                                       219            262            295
        State jobs tax credits                                                                 (38)          (126)
        Other                                                                                  (89)           410
                                                                          ----------       ---------     ---------
                                                                          $ (19,129)       $ 1,403       $ 12,627
                                                                          ==========       =========     =========

     Deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. The approximate tax effects of temporary differences at December 31, 2000 and 1999 were as follows:

                                                                       2000          1999
                                                                      Assets (Liabilities)
        Current differences:
         Warranty expense                                          $   3,941      $   4,460
         Inventory capitalization                                        668            732
         Allowance for losses on receivables                           1,060          1,223
         Accrued expenses                                              5,275          4,974
         Repurchase commitments                                        1,552          1,260
         Other                                                          (102)           667
                                                                   ----------     ----------
                                                                      12,394         13,316
         Less valuation allowance                                        618
                                                                   ----------     ----------
                                                                   $  11,776      $  13,316
                                                                   ==========     ==========

                                                                        2000         1999
                                                                      Assets (Liabilities)

        Noncurrent differences:
         Depreciation and basis differential of acquired assets    $  (2,601)     $ (2,384)
         Fixed asset valuation                                         1,813         1,850
         Net operating loss carryforwards                              2,681           462
         Goodwill                                                        621          (289)
         Merger related expenses                                         427           684
         Other                                                         1,891            68
                                                                   ----------     ----------
                                                                       4,832           391
         Less valuation allowance                                        241
                                                                   ----------     ----------
                                                                   $   4,591      $    391
                                                                   ==========     ==========

     At December 31, 2000, the Company had a capital loss carryforward of $1,472 which will expire in 2005. Additionally, the Company had federal and state net operating loss carryforwards of $848 and $51,841, respectively. The net operating loss carryforwards will expire as follows:

                                                                     Federal        State

         2010                                                         $848
         2019                                                                      $3,602
         2020                                                                      48,239


     On December 31, 2000, the Company established a valuation allowance of $859 against net deferred income tax assets. In the opinion of management, the likelihood of a portion of the capital loss carryforward and the state net operating loss carryforward assets expiring before being fully utilized became more likely than not. The valuation allowance can be adjusted in future periods as the probability of realization of the capital loss carryforward and state net operating loss carryforward assets change.

     Net cash paid (received) for income taxes for the years ended December 31, 2000, 1999 and 1998 was $(3,553), $11,835 and $12,250, respectively.

9.   EMPLOYEE BENEFIT PLANS

     The Company has self-funded group medical plans which are administered by third party administrators. The medical plans have reinsurance coverage limiting liability for any individual employee loss to a maximum of $100, with an aggregate limit of losses in any one year based on the number of covered employees. Incurred claims identified under the Company's incident reporting system and incurred but not reported claims are funded or accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries. The Company has established self-insurance trust funds for payment of claims and makes deposits to the trust funds in amounts determined by consulting actuaries. The cost of these plans to the Company was $5,467, $8,022 and $5,517 for years ended December 31, 2000, 1999 and 1998, respectively.

     The Company sponsors an employee 401(k) retirement plan covering all employees who meet participation requirements. Employee contributions are limited to a percentage of compensation as defined in the plan. The amount of the Company's matching contribution is discretionary as determined by the Board of Directors. Company contributions amounted to $736, $1,071 and $623 for the years ended December 31, 2000, 1999 and 1998, respectively.

10.  COMMITMENTS AND CONTINGENCIES

     Operating Leases:

     Two of the Company's manufacturing facilities were leased under separate operating lease agreements with companies among whose owners are certain officers, directors or stockholders of the Company. One related lease was terminated in April 2000 with a one-time cancellation payment of $150 made to the lessor. The other related lease contained a purchase option that was exercised in 2001 for $1,125 using proceeds from an industrial development bond issue.

     Additionally, the Company is obligated under various operating lease agreements with varying monthly payments and expiration dates through June 2017. Total rent expense under operating leases was $1,131, $1,191 and $1,353 for the years ended December 31, 2000, 1999 and 1998, respectively, including rents paid to related parties of $377 (2000), $354 (1999) and $865 (1998).

     Future minimum rents payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2000 are as follows:

                      Year Ending
                      December 31,

                          2001                                            $ 321
                          2002                                              249
                          2003                                              136
                          2004                                               89
                          2005                                               84
                       Thereafter                                            70
                                                                          ------
                          Total                                           $ 949
                                                                          ======

     Contingent Liabilities and Other:

     a. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $170,000 at December 31, 2000. The Company has a reserve for repurchase commitments of $4,100 (2000) and $3,330 (1999) based on prior experience and market conditions.

     b. Under the insurance plans described in Note 1, the Company was contingently liable at December 31, 2000 for future retrospective premium adjustments up to a maximum of approximately $14,856 in the event that additional losses are reported related to prior years.

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

     d. The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $5,505. At December 31, 2000, $7,027 was outstanding under the various guarantees, of which the Company had guaranteed $2,363.

11.  SEGMENT INFORMATION

     The Company's reportable segments are organized around products and services. Through its Home manufacturing segment, the Company's 11 divisions, which are aggregated for reporting purposes, design and manufacture homes which are sold in the United States to a network of dealers which includes Company owned retail locations. Through its Financial services segment, the Company offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's retail segment is comprised of company owned retail lots that derive their revenues from home sales to individuals. Included in the "other" category are primarily supply companies who sell their products to the manufacturing segment of the Company as well as other manufacturers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expenses) or income taxes (benefit).


                                                         2000             1999          1998
        Gross revenue:
         Home manufacturing                          $ 295,457        $ 573,129      $ 603,369
         Financial services                              4,878            6,107          6,088
         Retail                                         16,842           20,914          7,167
         Other                                          29,011           40,315         36,699
                                                     ----------       ----------     ----------
          Gross revenue                                346,188          640,465        653,323
                                                     ----------       ----------     ----------
        Intersegment revenue:
         Home manufacturing                              5,292           17,373          5,253
         Financial services
         Retail
         Other                                          24,108           35,292         34,000
                                                     ----------       ----------     ----------
          Intersegment revenue                          29,400           52,665         39,253
                                                     ----------       ----------     ----------
        Revenue from external customers:
         Home manufacturing                            290,165          555,756        598,116
         Financial services                              4,878            6,107          6,088
         Retail                                         16,842           20,914          7,167
         Other                                           4,903            5,023          2,699
                                                     ----------       ----------     ----------
          Total revenue                              $ 316,788        $ 587,800      $ 614,070
                                                     ==========       ==========     ==========
        Operating profit (loss):
         Home manufacturing                          $ (33,211)        $ 16,544       $ 34,806
         Financial services                             (1,251)            (219)         2,215
         Retail                                         (9,514)          (1,934)          (427)
         Other                                          (1,808)             689          2,655
         Elimination                                     1,507           (1,281)          (826)
                                                     ----------       ----------     ----------
         Segment operating profit (loss)               (44,277)          13,799         38,423
         General corporate                              (7,826)         (10,282)        (8,672)
                                                     ----------       ----------     ----------
          Operating profit (loss)                    $ (52,103)         $ 3,517       $ 29,751
                                                     ==========       ==========     ==========
        Depreciation and amortization:
         Home manufacturing                            $ 7,370          $ 8,215        $ 7,305
         Financial services                                294              359            209
         Retail                                            327              544            146
         Other                                             548              463            385
                                                     ----------       ----------     ----------
         Segment depreciation and amortization           8,539            9,581          8,045
         General corporate                               1,220              669            320
                                                     ----------       ----------     ----------
          Total depreciation and amortization          $ 9,759         $ 10,250        $ 8,365
                                                     ==========       ==========     ==========
        Capital expenditures:
         Home manufacturing                            $ 3,290         $ 17,486       $ 13,173
         Financial services                                 86              167            181
         Retail                                             10              986            601
         Other                                             159            1,208            384
                                                     ----------       ----------     ----------
         Segment capital expenditures                    3,545           19,847         14,339
         General corporate                                 262            4,699            316
                                                     ----------       ----------     ----------
          Total capital expenditures                   $ 3,807         $ 24,546       $ 14,655
                                                     ==========       ==========     ==========

                                                        2000             1999            1998

         Identifiable assets:
          Home manufacturing                         $ 131,925        $ 159,493       $ 157,394
          Financial services                            12,674           17,248          28,424
          Retail                                        11,006           24,372           7,665
          Other                                         14,153           14,225          11,683
          Elimination                                  (45,526)         (32,752)         (9,548)
                                                     ----------       ----------      ----------
          Segment identifiable assets                  124,232          182,586         195,618
          General corporate                             63,363           50,992          41,509
                                                     ----------       ----------      ----------
           Total assets                              $ 187,595        $ 233,578       $ 237,127
                                                     ==========       ==========      ==========

     The Financial services segment's operating profit includes net interest income of $1,223, $1,968, and $2,987 and gains from the sale of installment contracts of $2,037, $2,257 and $2,048 for the years ended December 31, 2000, 1999, and 1998, respectively.

     Identifiable assets for the General corporate category include $1,768, $1,604, and $1,447 of investment in equity method investees at December 31, 2000, 1999 and 1998, respectively. General corporate operating income includes equity in the net income (loss) of investees accounted for by the equity method of $(243), $397, and $250 for the years ended December 31, 2000, 1999 and 1998, respectively.

                                                            Increases    Additions
                                               Balance at   Attributable Charged to    Charged                  Balance at
                                               Beginning of     to       Costs and    to Other                    End of
                                                 Period     Acquisitions  Expenses    Accounts    Deductions      Period
                                               -----------  -----------  ----------- ------------ -----------   -----------

Allowance for losses on Accounts
   Receivable:
       Year Ended December 31, 2000         $         134                       369                     (157)$         346
                                               ===========  ===========  =========== ============ ===========   ===========

       Year Ended December 31, 1999         $          26                       127                      (19)$         134
                                               ===========  ===========  =========== ============ ===========   ===========

       Year Ended December 31, 1998         $                                    26                          $          26
                                               ===========  ===========  =========== ============ ===========   ===========

Allowance for credit losses:
       Year Ended December 31, 2000         $       1,656                       687                   (1,163)$       1,180
                                               ===========  ===========  =========== ============ ===========   ===========

       Year Ended December 31, 1999         $         760                     2,192                   (1,296)$       1,656
                                               ===========  ===========  =========== ============ ===========   ===========

       Year Ended December 31, 1998         $       1,272                     1,042                   (1,554)$         760
                                               ===========  ===========  =========== ============ ===========   ===========

Accumulated amortization of goodwill:
       Year Ended December 31, 2000         $       5,368                     1,203                     (581)$       5,990
                                               ===========  ===========  =========== ============ ===========   ===========

       Year Ended December 31, 1999         $       4,130                     1,278                      (40)$       5,368
                                               ===========  ===========  =========== ============ ===========   ===========

       Year Ended December 31, 1998         $       3,078                     1,052                          $       4,130
                                               ===========  ===========  =========== ============ ===========   ===========

Accumulated amortization of non-compete
   agreement:
       Year Ended December 31, 2000         $         169                        50                     (219)$
                                               ===========  ===========  =========== ============ ===========   ===========

       Year Ended December 31, 1999         $         154                       100                      (85)$         169
                                               ===========  ===========  =========== ============ ===========   ===========

       Year Ended December 31, 1998         $          78                        76                          $         154
                                               ===========  ===========  =========== ============ ===========   ===========

Warranty reserve:
       Year Ended December 31, 2000         $      13,000                    27,531                  (28,731)$      11,800
                                               ===========  ===========  =========== ============ ===========   ===========

       Year Ended December 31, 1999         $      12,400                    33,653                  (33,053)$      13,000
                                               ===========  ===========  =========== ============ ===========   ===========

       Year Ended December 31, 1998         $      11,700                    27,771                  (27,071)$      12,400
                                               ===========  ===========  =========== ============ ===========   ===========

Reserve for repurchase commitments:
       Year Ended December 31, 2000         $       3,330                     9,414                   (8,644)$       4,100
                                               ===========  ===========  =========== ============ ===========   ===========

       Year Ended December 31, 1999         $       1,175                     3,088                     (933)$       3,330
                                               ===========  ===========  =========== ============ ===========   ===========

       Year Ended December 31, 1998         $       1,175                       381                     (381)$       1,175
                                               ===========  ===========  =========== ============ ===========   ===========

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON    ACCOUNTING
                  AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

For a description of the directors and executive officers of the Company, see "Election of Directors," "Executive Officers and Principal Stockholders," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001, which are incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

For a description of the Company's executive compensation, see "Election of Directors," "Executive Officers and Principal Stockholders," "Executive Compensation" (other than the "Report of the Compensation Committee on Executive Compensation" and the "Performance Graph"), "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001, which are incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

For a description of the security ownership of management and certain beneficial owners, see "Executive Officers and Principal Stockholders" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001, which are incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of certain relationships and related transactions of the Company, see "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2001, which are incorporated herein by reference.

                                    PART IV

ITEM 14.         EXHIBITS, FINANCIAL   STATEMENT  SCHEDULES AND REPORTS  ON FORM
                 8-K

(a)      1.      The financial statements contained in this report and the  page on which they may be found are as follows:

         Financial Statement Description                                                Form 10-K Page No.
         -------------------------------                                                ------------------

         Independent Auditors' Report                                                            30
         Consolidated Balance Sheets as of December 31, 2000 and 1999                            31
         Consolidated Statements of Income for the years ended December 31, 2000,                33
                           1999 and 1998
         Consolidated Statements of Stockholders' Equity for the years ended                     34
                           December 31, 2000, 1999 and 1998
         Consolidated Statements of Cash Flows for the years ended December 31,                  35
                           2000, 1999 and 1998
         Notes to Consolidated Financial Statements                                              36

         2.       The financial statement schedules   required to  be filed with
this report and the pages on which they may be found are as follows:

No.       Schedule Description                                                          Form 10-K Page
---      ---------------------                                                          ---------------

  II     Valuation and Qualifying Accounts                                                       52

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

     * (b) Lease Agreement dated April 1, 1999, between Development Authority of Johnson County, Georgia and Bellcrest Homes, Inc. regarding the lease of the manufacturing facility located in Adrian, Georgia, filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (c) Industrial Sublease dated October 2, 2000, by and among Cavalier Industries, Inc., as successor by merger to Bellcrest Homes, Inc., Alliance Homes, Inc., All-Span Homes, LLC and G. Hiller Spann, regarding the sublease of the manufacturing facility located in Adrian, Georgia.

     * (d) Lease Agreement with Option to Purchase between John H. Beard and Alexander P. Beard, Trustees under the Will of Bryce Parker Beard, and BRC Components, Inc. dated March 4, 1999, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1999.

     * (e) Sub-lease Agreement with Option to Purchase between Winfield Industrial Development Association, Inc and Buccaneer Homes of Alabama, Inc. dated May 9, 1994, filed as Exhibit 10(k) to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Registration No. 33-78644).

     * (f) Lease Agreement dated March 1, 1997, between the City of Winfield and Buccaneer Homes, a division of Cavalier Manufacturing, Inc., filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     * (g) Lease Agreement between the Industrial Development Board of the Town of Addison and Jerry F. Wilson, Robert Lowell Burdick and John W Lowe, dated as of June 1, 1984, filed as Exhibit 10(j) to the Company's Registration Statement on Form S-1, Registration No. 33-3525, dated February 21, 1986.

     * (h) Assignment and Assumption  Agreement by and among the Estate of Jerry
F. Wilson, Robert Lowell Burdick, John W Lowe, Cavalier Manufacturing, Inc. and Cavalier Real Estate Co., Inc., dated January 13, 1999, regarding the lease of the manufacturing facility located in Addison, Alabama, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (i) Lease Agreement between the Industrial Development Board of the Town of Addison and the Winston County Industrial Development Association, dated as of February 1, 1994, regarding the lease of the manufacturing facility located in Addison, Alabama, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (j) Assignment and Assumption Agreement by and among Winston County Industrial Development Association, Cavalier Manufacturing, Inc. and Cavalier Real Estate Co., Inc. dated January 13, 1999, regarding the lease of the manufacturing facility located in Addison Alabama, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

   * * (k) Lease Agreement between The Industrial Development Board of the Town of Addison and Cavalier Homes of Alabama, a division of Cavalier Manufacturing, Inc., dated November 1, 1997, filed as Exhibit 10(yy) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     * (l) Lease Agreement dated April 1, 1999, between Crisp County-Cordele Industrial Development Authority and Cavalier Industries, Inc. regarding the lease of the manufacturing facility located in Cordele, Georgia, filed as
Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (m) Lease Agreement dated October 16, 1996, between Virginia Cary L. McDonald and Star Industries, Inc. regarding the lease of the manufacturing facility located in Robbins, North Carolina, filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     * (n) Assignment and Assumption Agreement between Star Industries, Inc. and Cavalier Industries, Inc. regarding the lease of the manufacturing facility located in Robbins, North Carolina, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     * (o) Lease Agreement with Option to Purchase between Marion County Industrial Development Corporation, Inc and Quality Housing Supply, Inc. dated May 9, 1994, filed as Exhibit 10(l) to Amendment No. 1 to the Company's Registration Statement on Form S-2 (Registration No. 33-78644).

     * (p) Commercial Sub-Lease and Agreement between Perfect Panels, Inc. and Quality Housing Supply, Inc., dated July 1, 1996, filed as Exhibit 10(zz) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     * (q) Lease Agreement dated March 1, 1995, between the Industrial Development Board of the City of Haleyville, Alabama and Wheel House Properties, Inc., as assigned to and assumed by Star Industries, Inc. on January 11, 1996, and as further assigned to and assumed by Cavalier Manufacturing, Inc. in December 1996, filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     * (r) Lease Agreement between City of Mineral Wells, Texas and Cavalier Homes of Texas dated February 27, 1996, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     * (s) Lease Agreement dated June 1, 1997, between Graham Industrial Association, Inc. and Cavalier Manufacturing, Inc. regarding the lease of the manufacturing facility located in Graham, Texas, filed as Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (t) Lease Agreement dated November 1, 1997, between Greenstar, L.L.C. and The Colonial Group, regarding the lease of an administrative facility in Greensboro, North Carolina, filed as Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (u) Addendum to Lease Agreement dated January 18, 1999, between Greenstar, L.L.C. and The Colonial Group, regarding the lease of an administrative facility in Greensboro, North Carolina, filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (v) Assignment and Assumption Agreement dated April 29, 1999, between The Colonial Group and Cavalier Homes, Inc. regarding the lease of the administrative facility in Greensboro, North Carolina, filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (w) Amended and Restated Revolving and Term Loan Agreement, dated as of March 31, 2000, by and among the Company, First Commercial Bank and certain subsidiaries of the Company, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

     * (x) First Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of September 29, 2000, between the Company and First
Commercial Bank, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

     * (y) Assumption Agreement dated as of January 2, 1997, by and among the Company, First Commercial Bank and certain subsidiaries of the Company, filed as
Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     * (z) Assumption Agreement among Cavalier Homes, Inc. and First Commercial Bank, dated June 1, 1998, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1998.

     * (aa) Commitment Letter and Addendum among Cavalier Homes, Inc., Cavalier Acceptance Corporation and First Commercial Bank, dated February 29, 2000, filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (bb) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. dated July 15, 1997, relating to guaranty of payments by Lamraft, LP filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997. 10-K for the year ended December 31, 1998.

     * (cc) Amendment to the Limited Credit Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., executed as of March 24, 1999, relating to guaranty of payments by Lamraft, LP filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.

     * (dd) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., dated as of September 1, 1999, relating to guaranty of payments by Lamraft, LP, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.

     * (ee) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. dated July 15, 1997, relating to guaranty of payments by Hillsboro Manufacturing, LP filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

     * (ff) Amendment to the Limited Credit Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. executed as of March 24, 1999, relating to guaranty of payments by Hillsboro Manufacturing, LP filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.

     * (gg) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. dated July 15, 1997, relating to guaranty of payments by Woodperfect of Texas, LP filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

     * (hh) Amendment to the Limited Credit Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. executed March 24, 1999, relating to guaranty of payments by Woodperfect of Texas, LP filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.

     * (ii) Continuing Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., dated March 31, 2000, relating to guaranty of payments of Cavalier Acceptance Corporation, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

     * (jj) Release of Guarantor and Amendment to Guaranty Agreements among First Commercial Bank, Patriot Homes, Inc., Cavalier Homes, Inc., Southern Energy Homes, Inc. and Lee Roy Jordan, dated as of December 31, 1999, filed as
Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (kk) Guaranty Agreement between SouthTrust Bank and Cavalier Homes, Inc. dated as of July 27, 1998, relating to guaranty of payments by Woodperfect, Ltd., filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.

     * (ll) Agreement dated March 10, 1998, by and between Cavalier Acceptance Corporation and Green Tree Financial Servicing Corporation, filed as Exhibit 10(xx) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     * (mm) Amended and Restated Finance Agreement among Cavalier Manufacturing, Inc., Cavalier Acceptance Corporation and certain related entities and Green Tree Financial Corp. and certain related entities, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 27, 1998.

     * (nn) Manufactured Home Loan Purchase Agreement dated as of June 30, 1999, by and between Cavalier Acceptance Corporation and Green Tree Financial Corporation and certain of its affiliates, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended July 2, 1999.

  * ** (oo) Cavalier Homes, Inc. 1988   Nonqualified Stock   Option   Plan,   as
amended, filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

  * ** (pp) Cavalier Homes, Inc. 1993 Amended and Restated Nonqualified Stock Option Plan, filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  * ** (qq) Cavalier Homes, Inc. Executive Incentive Compensation Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

  * ** (rr) Amendment to Cavalier Homes, Inc. Executive Incentive Compensation Plan, filed as Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.

  * ** (ss) Cavalier Homes, Inc. Employee Stock Purchase Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

  * ** (tt) Cavalier Homes, Inc. Key Employee Stock Incentive Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

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

  * ** (ww) Amendment to Cavalier Homes, Inc. Key Employee Stock Incentive Plan, effective January 23, 1998, filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

  * ** (xx) Amendment to Cavalier Homes, Inc. Key Employee Stock Incentive Plan, effective October 20, 1998, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

  * ** (yy) Cavalier Homes, Inc.  Amended  and  Restated  Nonemployee  Directors
Stoc Option Plan,  filed as an Appendix  to   the   Company's  definitive  Proxy
Statement for the Annual Meeting of Stockholders held May 15, 1996.

  * ** (zz) Amendment to Cavalier Homes, Inc. Amended and Restated Nonemployee Directors Plan filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

  * ** (aaa) Amendment to Cavalier Homes, Inc. Amended and Restated Nonemployee Directors Plan, filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     * (bbb) Cavalier Homes, Inc. Amended and Restated Dividend Reinvestment Plan, filed as Appendix A to the Prospectus appearing in the Company's Post-Effective Amendment No. 1 to Form S-3, Registration No. 333-48111, filed on September 29, 1998.

     * (ccc) Cavalier Homes, Inc. Amended and Restated Dealership Stock Option Plan filed as Appendix A to the Company's Registration Statement on Form S-3, Amendment No. 2, Registration No. 33-62487, dated June 18, 1998.

  * ** (ddd) Cavalier Homes, Inc. Deferred Compensation Plan, effective April 1, 1998, filed as Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended June 26, 1998.

  * ** (eee) Cavalier Homes, Inc. Flexible Option Plan filed as Exhibit 4(e) to the Company's Registration Statement on Form S-8, Registration No. 333-57743, dated June 28, 1998.

  * ** (fff) Belmont Homes, Inc. 1994 Incentive Stock Plan, filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

 * **  (ggg)  Belmont  Homes,  Inc.  1994  Non-Qualified  Stock  Option Plan for
Non-Employee Directors, filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

     * (hhh) Form of Indemnification Agreement between Belmont Homes, Inc. and the Directors and Executive Officers of Belmont Homes, Inc., filed as Exhibit
10.2 to Belmont Homes, Inc.  Current  Report  on Form 8-K filed  on September 8,
1997.

     * (iii) Form of Indemnification Agreement by and between Cavalier Homes, Inc. and each member of its Board of Directors, filed as Exhibit 10(a)
to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

     * (jjj) Split dollar Agreement dated May 15, 1998, by and between the Company and Jerry F. Wilson, Jr. as Trustee of the David Allen Roberson Family Trust, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1998.

  * ** (kkk) Retention and Severance Agreement, dated August 26, 1998, by and between Cavalier Homes, Inc. and Barry B. Donnell, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

  * ** (lll) Retention and Severance Agreement, dated August 26, 1998, by and between Cavalier Homes, Inc. and David A. Roberson, originally filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998 and filed as 10(ggg) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 in order to correct a typographical error.

  * ** (mmm) Retention and Severance Agreement, dated August 26, 1998, by and between Cavalier Homes, Inc. and Michael R. Murphy, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

     * (nnn) Stock Purchase Agreement dated October 25, 1996, among Belmont Homes, Inc., Bellcrest Holding Co., Inc., G. Hiller Spann, Joe H. Bell,
James M. Birdwell and Delroy Dailey, Jr., filed as an exhibit to Belmont Homes, Inc. Current Report on Form 8-K filed November 13, 1996, File No. 0-26142.

     * (ooo) First Amendment to Stock Purchase Agreement between Belmont Homes, Inc. And the former shareholders of Bellcrest Homes, Inc. filed as Exhibit
10.1 to    Belmont Homes, Inc. Current Report on  Form 8-K filed on September 8,
1997.

     * (ppp) The Agreement and Plan of  Merger  dated  August 14, 1997,   by and
among the Company,  Crimson  Acquisition Corp. and Belmont Homes, Inc., filed as
Exhibit 2 to the Company's Current Report on Form 8-K dated August 19, 1997.

     * (qqq) Amendment No. 1 to the Agreement and Plan of Merger referenced in Exhibit 10(nn) above filed as Exhibit 10(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

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


                                       CAVALIER HOMES, INC.
                                       --------------------
                                       Registrant

                                       By: /s/ DAVID A. ROBERSON
                                          -----------------------
                                          Its President
Date: March 30, 2001


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                                   Title                                       Date

/s/ DAVID A. ROBERSON                       Director and Principal Executive            March 30, 2001
------------------------------------        Officer


/s/ MICHAEL R. MURPHY                       Director and Principal Financial and        March 30, 2001
---------------------------                 Accounting Officer


/s/ BARRY DONNELL                           Chairman of the Board and Director          March 30, 2001
---------------------------


/s/ THOMAS A. BROUGHTON, III                Director                                    March 30, 2001
------------------------------------


/s/ JOHN W LOWE                             Director                                    March 30, 2001
 --------------------------


/s/ LEE ROY JORDAN                          Director                                    March 30, 2001
------------------------------------


/s/ GERALD W. MOORE                         Director                                    March 30, 2001
------------------------------------


/s/ A. DOUGLAS JUMPER, SR.                  Director                                    March 30, 2001
---------------------------


/s/ MIKE KENNEDY                            Director                                    March 30, 2001
---------------------------


/s/ JOHN W. ALLISON                         Director                                    March 30, 2001
------------------------------------

                                      INDEX

Exhibit
Number

(10)     Material Contracts

         (c)Industrial Sublease dated October 2, 2000, by and among Cavalier Industries, Inc., as successor by merger to Bellcrest Homes, Inc., Alliance Homes, Inc., All-Span Homes, LLC and G. Hiller Spann, regarding the sublease of the manufacturing facility located in Adrian, Georgia.

(11)     Statement Re Computation of Per Share Earnings

(21)     Subsidiaries of the Registrant

(23)     Consent of Deloitte & Touche LLP