Form 10-Q
period 2001-03-31
CAVALIER HOMES INC
filed 2001-05-14
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      March 31, 2001
                                        ----------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                    to
                                        ------------------    ------------------

                          Commission File Number 1-9792

                                    Cavalier Homes, Inc.
             -------------------------------------------------------------------
                      (Exact name of Registrant as specified in its charter)


          Delaware                                             63-0949734
 -------------------------------                          ----------------------
  (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                         Identification Number)






        Highway 41 North & 32 Wilson Boulevard 100, Addison, Alabama 35540
       --------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                (256) 747-9800
                               ----------------
             (Registrant's telephone number, including area code)


                      ---------------------------------
(Former name, former address and former fiscal year, if changed since last year)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

             Class                                   Outstanding at May 14, 2001
   ----------------------------                      ---------------------------
   Common Stock, $.10 Par Value                            17,487,843 Shares

                                              CAVALIER HOMES, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited - dollars in thousands, except per share amounts)

                                                                                                March 31,           December 31,
 ASSETS                                                                                           2001                 2000
                                                                                            ------------------    ----------------
 CURRENT ASSETS:
      Cash and cash equivalents                                                         $              13,277  $           35,394
      Accounts receivable, less allowance for losses of $347 (2001) and $346 (2000)                    14,992               3,751
      Notes and installment contracts receivable - current                                              4,173               1,890
      Inventories                                                                                      22,708              21,390
      Deferred income taxes                                                                            12,017              11,776
      Income tax receivable                                                                            15,401              15,052
      Other current assets                                                                              1,179               2,211
                                                                                            ------------------    ----------------
             Total current assets                                                                      83,747              91,464
                                                                                            ------------------    ----------------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                                                   64,631              64,480
                                                                                            ------------------    ----------------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,180 (2001 and 2000)                                              5,677               5,079
                                                                                            ------------------    ----------------
 GOODWILL, less accumulated amortization of $6,235 (2001) and $5,990 (2000)                            16,201              16,446
                                                                                            ------------------    ----------------
 DEFERRED INCOME TAXES                                                                                  4,604               4,591
                                                                                            ------------------    ----------------
 OTHER ASSETS                                                                                           5,223               5,535
                                                                                            ------------------    ----------------
 TOTAL                                                                                  $             180,083  $          187,595
                                                                                            ==================    ================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                                 $               1,239  $            1,154
      Notes payable under retail floor plan agreements                                                  2,757               3,321
      Accounts payable                                                                                 10,731               8,176
      Amounts payable under dealer incentive programs                                                  19,799              21,204
      Accrued compensation and related withholdings                                                     4,311               2,725
      Estimated warranties                                                                             11,400              11,800
      Estimated repurchase commitments                                                                  3,900               4,100
      Accrued insurance                                                                                 5,009               4,615
      Other accrued expenses                                                                            7,771               7,156
                                                                                            ------------------    ----------------
           Total current liabilities                                                                   66,917              64,251
                                                                                            ------------------    ----------------
 LONG-TERM DEBT                                                                                        25,020              24,054
                                                                                            ------------------    ----------------
 OTHER LONG-TERM LIABILITIES                                                                            4,524               4,972
                                                                                            ------------------    ----------------
 STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value; authorized 50,000,000 shares,
        issued 18,505,143 (2001) shares and 18,504,266 (2000) shares                                    1,851               1,850
      Additional paid-in capital                                                                       55,605              55,436
      Treasury stock, at cost; 1,017,300 (2001) shares and 705,100 (2000) shares                       (4,101)             (3,493)
      Retained earnings                                                                                30,267              40,525
                                                                                            ------------------    ----------------
          Total stockholders' equity                                                                   83,622              94,318
                                                                                            ------------------    ----------------
 TOTAL                                                                                  $             180,083  $          187,595

                                                                                            ==================    ================

                                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited - dollars in thousands except per share amounts)

                                                                                                    Thirteen Weeks Ending
                                                                                                 March 31,            March 31,
                                                                                                   2001                 2000
                                                                                            ------------------    ----------------

 REVENUE                                                                                $              56,079  $           89,693
 COST OF SALES                                                                                         51,119              78,458
 SELLING, GENERAL AND ADMINISTRATIVE                                                                   15,615              24,295
 IMPAIRMENT AND OTHER RELATED CHARGES                                                                       -                 348
                                                                                            ------------------    ----------------
 OPERATING LOSS                                                                                       (10,655)            (13,408)
 OTHER INCOME(EXPENSE)                                                                      ------------------    ------------------
     Interest expense                                                                                    (521)               (608)
     Other, net                                                                                           318                 241
                                                                                            ------------------    ----------------
                                                                                                         (203)               (367)
                                                                                            ------------------    ----------------
 LOSS BEFORE INCOME TAX BENEFIT                                                                       (10,858)            (13,775)
 INCOME TAX BENEFIT                                                                                      (600)             (5,138)
                                                                                            ------------------    ----------------
 NET LOSS                                                                               $             (10,258) $           (8,637)
                                                                                            ==================    ================
 BASIC NET LOSS PER SHARE                                                               $               (0.59) $            (0.49)
                                                                                            ==================    ================
 DILUTED NET LOSS PER SHARE                                                             $               (0.59) $            (0.49)
                                                                                            ==================    ================
 WEIGHTED AVERAGE SHARES OUTSTANDING                                                               17,535,230          17,770,809
                                                                                            ==================    ================
 WEIGHTED AVERAGE SHARES OUTSTANDING, ASSUMING DILUTION                                            17,535,230          17,770,809
                                                                                            ==================    ================


                                         See notes to condensed consolidated financial statements.

                                              CAVALIER HOMES, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited - in thousands)
                                                                                                      Thirteen Weeks Ending
                                                                                                March 31,            March 31,
                                                                                                  2001                 2000
                                                                                            ------------------    ----------------
 OPERATING ACTIVITIES:
   Net loss                                                                             $             (10,258) $           (8,637)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                                   2,111               2,630
        Provision for credit and accounts receivable losses                                                 1                  91
        Gain on sale of installment contracts                                                            (357)               (518)
        (Gain) loss on sale of property, plant and equipment                                             (185)                 39
        Impairment and other related charges                                                                -                 348
        Other, net                                                                                          1                  56
        Changes in assets and liabilities provided (used) cash, net of effects of acquisitions:
             Accounts receivable                                                                      (11,242)             (8,647)
             Inventories                                                                               (1,318)                571
             Income tax receivable                                                                       (349)             (1,778)
             Accounts payable                                                                           2,555               1,493
             Other assets and liabilities                                                               1,289               1,164
                                                                                            ------------------    ----------------
        Net cash used in operating activities                                                         (17,752)            (13,188)
                                                                                            ------------------    ----------------
 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                                             282                 131
   Capital expenditures                                                                                (2,114)               (948)
   Proceeds from sale of installment contracts                                                          5,940              14,333
   Net change in notes and installment contracts                                                       (8,498)            (13,746)
   Other investing activities                                                                             145                 112
                                                                                            ------------------    ----------------
        Net cash used in investing activities                                                          (4,245)               (118)
                                                                                            ------------------    ----------------
 FINANCING ACTIVITIES:
   Net payments on notes payable                                                                         (564)               (533)
   Payments on long-term debt                                                                            (199)               (187)
   Proceeds from long-term borrowings                                                                   1,250                   -
   Cash dividends paid                                                                                      -                (712)
   Proceeds from exercise of stock options                                                                  1                   -
   Net proceeds from sales of common stock                                                                  -                  64
   Purchase of treasury stock                                                                            (608)                (99)
                                                                                            ------------------    ----------------
        Net cash used in financing activities                                                            (120)             (1,467)
                                                                                            ------------------    ----------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                            (22,117)            (14,773)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                        35,394              39,635
                                                                                            ------------------    ----------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $              13,277  $           24,862
                                                                                            ==================    ================
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                                        $                 457  $              417
        Income taxes                                                                                        5              (2,851)

                                    See notes to condensed consolidated financial statements.

                        CAVALIER HOMES, INC. AND SUBSIDIARIES
                 Notes to Condensed Consolidated Financial Statements
               (Unaudited - dollars in thousands except per share data)

1.   BASIS OF PRESENTATION
o The accompanying condensed consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and its cash flows for the thirteen-week periods ended March 31, 2001 and March 31, 2000, respectively. All such adjustments are of a normal, recurring nature.

o The results of operations for the thirteen weeks ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

o All options and warrants in 2001 and 2000 are excluded from the computation of weighted average shares outstanding assuming dilution due to their antidilutive effect as a result of the Company's loss from operations during both periods.

o Certain amounts from the prior period have been reclassified to conform to the 2001 presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENT
     Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

3.   INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Inventories at March 31, 2001 and December 31, 2000 were as follows:

                                       March 31,        December 31,
                                         2001              2000
                                   ---------------   -------------

        Raw materials                  $ 13,402         $ 14,501
        Work-in-process                   2,180            2,224
        Finished goods                    7,126            4,665
                                  ---------------    -------------
        Total inventory                $ 22,708         $ 21,390
                                  ===============    =============
4.   STOCKHOLDERS' EQUITY
     During the first quarter of 2001, the Company repurchased 312,200 shares of stock under its stock repurchase program. At March 31, 2001, a total of 3,168,800 shares had been repurchased for $24,842. The Company retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. Continuing authorization remains under this program for the repurchase of 831,200 additional shares.

5.   CONTINGENCIES
o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the

     Company is contingently liable under such agreements approximated $160,000 at March 31, 2001. The Company has an accrual for estimated repurchase commitments of $3,900 (at March 31, 2001) and $4,100 (at December 31, 2000) based on prior experience and market conditions.

o The Company's product liability and general liability insurance coverages (with the exception of two subsidiaries whose insurance is provided under fully insured policies) are provided under incurred loss, retrospectively rated premium plans. The Company's workers' compensation coverage prior to February 1, 1999 was also covered under this type plan, but was converted on that date to a fully insured policy. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At March 31, 2001, the Company was contingently liable for future retrospective premium adjustments up to a maximum of $14,856 in the event that additional losses are reported related to prior periods.

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

o The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $5,505. At March 31, 2001, $7,065 was outstanding under the various guarantees, of which the Company had guaranteed $2,352.

* See Safe Harbor Statement on page 13.

6.   SEGMENT INFORMATION
     Segment information relating to the first quarters of 2001 and 2000 is presented below:


                                                      Thirteen Weeks Ended
                                         -----------------------------------------------
                                            March 31, 2001            March 31, 2000
                                         -------------------     -----------------------
Gross revenue:
  Home manufacturing                     $           53,038      $               85,531
  Financial services                                    695                       1,447
  Retail                                              1,642                       2,941
  Other                                               6,084                       8,130
                                         -------------------     -----------------------
      Gross revenue                      $           61,459      $               98,049
                                         ===================     =======================
Intersegment revenue:
  Home manufacturing                     $              521      $                1,693
  Financial services                                      -                           -
  Retail                                                  -                           -
  Other                                               4,859                       6,663
                                         -------------------     -----------------------
      Intersegment revenue               $            5,380      $                8,356
                                         ===================     =======================
Revenue from external customers:
  Home manufacturing                     $           52,517      $               83,838
  Financial services                                    695                       1,447
  Retail                                              1,642                       2,941
  Other                                               1,225                       1,467
                                         -------------------     -----------------------
      Total revenue                      $           56,079      $               89,693
                                         ===================     =======================
Operating profit (loss):
  Home manufacturing                     $           (8,555)     $               (7,987)
  Financial services                                    (44)                        173
  Retail                                                (39)                     (1,881)
  Other                                                (155)                       (338)
  Elimination                                            62                         162
                                         -------------------     -----------------------
  Segment operating profit (loss)                    (8,731)                     (9,871)
  General corporate                                  (1,924)                     (3,537)
                                         -------------------     -----------------------

      Operating loss                     $          (10,655)     $              (13,408)
                                         ===================     =======================


                                            March 31, 2001          December 31, 2000
                                         -------------------     -----------------------
Identifiable assets:
  Home manufacturing                     $          132,730      $              131,925
  Financial services                                 12,646                      12,674
  Retail                                             10,453                      11,006
  Other                                              15,597                      14,153
  Elimination                                       (49,704)                    (45,526)
                                         -------------------     -----------------------
  Segment assets                                    121,722                     124,232
  General corporate                                  58,361                      63,363
                                         -------------------     -----------------------
      Total assets                       $          180,083      $              187,595
                                         ===================     =======================

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements  (See pages 2 through 6)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry and Company Outlook

Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Inventory oversupply at the retail level continues to have a significant impact on wholesale shipments as it did during much of 1999 and 2000. The Manufactured Housing Institute ("MHI") reported that industry wholesale floor shipments declined 37.9% in the first quarter of 2001 as compared to 2000. The industry also has been impacted by an increase in dealer failures, higher interest rates, a reduction in available consumer credit and wholesale financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed some locations. The Company also believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, and a further reduction in the availability of wholesale and retail financing. *

Industry conditions significantly impacted Cavalier's business and financial results during the first quarter of 2001. The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors will have on the Company's future sales and earnings. * The Company currently believes these conditions will continue to adversely affect its financial performance at least through the second quarter and perhaps through the end of 2001. * The Company's revenues during the second quarter-to-date continue to be below the same period in 2000, and the Company currently expects to record a significant loss in the second quarter of 2001.

Since the fall of 1999, Cavalier idled nine home manufacturing plants, one of which was re-opened during the fourth quarter of 2000, and disposed of the operations of one other. Another plant was destroyed by fire in June 2000 (a previously idled facility was re-opened to replace that capacity). Consequently, Cavalier, at March 31, 2001, operated a total of 15 home manufacturing facilities, reflecting an approximate one-third reduction in manufacturing capacity. Despite this consolidation of its manufacturing facilities, the Company does not believe it has reduced the breadth of its product offering. * On the retail side, the Company has closed or disposed of 11 of its 16 retail sales centers. In terms of operating costs, Cavalier has made cost reductions in virtually all areas of the Company, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has reduced its production and administrative workforce by approximately 50% since December 31, 1998. The Company is continuing to evaluate capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idlings and closings and methods designed to address the Company's decline in revenue in light of developing market and business conditions. * The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

* See Safe Harbor Statement on page 13.

Results of Operations (dollars in thousands)

The following table summarizes, for  the periods and  dates   indicated, certain
financial and operating data, including, as applicable, the percentage of total revenue:


STATEMENT OF OPERATIONS  DATA                                        For the Thirteen Weeks Ended
                                     ----------------------------------------------------------------------------------------------
                                          March 31, 2001                  March 31, 2000                   Difference
                                         ---------------                 ----------------                 ------------

Revenue:
   Home manufacturing net sales        $         52,517                $          83,838                $     (31,321)
   Financial services                               695                            1,447                         (752)
   Retail                                         1,642                            2,941                       (1,299)
   Other                                          1,225                            1,467                         (242)
                                         ---------------                 ----------------                 ------------
Total revenue                          $         56,079       100.0%   $          89,693        100.0%  $     (33,614)      -37.5%
Cost of sales                                    51,119        91.2%              78,458         87.5%        (27,339)      -34.8%
                                         ---------------    ---------    ----------------    ----------   ------------   ----------
Gross profit                           $          4,960         8.8%   $          11,235         12.5%  $      (6,275)      -55.9%
                                         ===============    =========    ================    ==========   ============   ==========
Selling, general and administrative    $         15,615        27.8%   $          24,295         27.1%  $      (8,680)      -35.7%
Impairment and other related charges   $              -         0.0%   $             348          0.4%  $        (348)     -100.0%
                                         ---------------    ---------    ----------------    ----------   ------------   ----------
Operating loss                         $        (10,655)      -19.0%   $         (13,408)       -14.9%  $      (2,753)      -20.5%
                                         ---------------    ---------    ----------------    ----------   ------------   ----------
Other income (expense):
   Interest expense                    $           (521)       -0.9%   $            (608)        -0.7%  $         (87)      -14.3%
   Other, net                                       318         0.6%                 241          0.3%             77        32.0%
                                         ---------------                 ----------------                 ------------   ----------
                                       $           (203)               $            (367)                        (164)       44.7%
                                         ===============                 ================                 ============   ==========
Loss before income tax benefit         $        (10,858)      -19.4%   $         (13,775)       -15.4%  $      (2,917)      -21.2%
Income tax benefit                     $           (600)       -1.1%   $          (5,138)        -5.7%  $      (4,538)      -88.3%
                                         ---------------                 ----------------                 ------------   ----------
Net loss                               $        (10,258)      -18.3%   $          (8,637)        -9.6%  $       1,621        18.8%
                                         ===============    =========    ================    ==========   ============   ==========


OPERATING DATA                                                                For the Thirteen Weeks Ended
                                                            ----------------------------------------------------------
                                                                    March 31, 2001                  March 31, 2000
                                                            -----------------------------    -------------------------
Home manufacturing sales:
Floor shipments                                                3,569                             5,290
Home shipments:
  Single section                                                 508               24.9%         1,555          45.5%
  Multi-section                                                1,531               75.1%         1,861          54.5%
                                                            ---------    ----------------    ----------   ------------
Total shipments                                                2,039              100.0%         3,416         100.0%
Shipments to company-owned retail locations                      (22)               1.1%           (62)          1.8%
                                                            ---------    ----------------    ----------   ------------
Wholesale shipments to independent dealers                     2,017               98.9%         3,354          98.2%
Retail sales:                                               =========    ================    ==========   ============
  Single section                                                  12               27.9%            57          58.8%
  Multi-section                                                   31               72.1%            40          41.2%
                                                            ---------    ----------------    ----------   ------------
Total sales                                                       43              100.0%            97         100.0%
                                                            =========    ================    ==========   ============
Cavalier-produced homes sold                                      40               93.0%            74          76.3%
                                                            =========    ================    ==========   ============
Used homes sold                                                    3                7.0%            21          21.6%
                                                            =========    ================    ==========   ============

Other Operating Data:
Installment loan purchases                                $    8,914                       $    13,489
Capital expenditures                                      $    2,114                       $       948
Home manufacturing facilities - operating                         15                                17
Independent exclusive dealer locations                           196                               259
Company-owned retail locations                                     5                                13


Revenue
Revenue for the first quarter of 2001 totaled $56,079, down 37% from 2000's first quarter revenue of $89,693. The Company's revenues and profits were adversely affected by challenging market conditions, including, among other things, intense competition, the ongoing contraction of dealer locations, reduced lending capacity, inventory over-supply at the retail level, and repossessed homes which re-enter home distribution channels and homes repurchased from dealers which are subsequently re-sold through the Company's dealer network.

Home manufacturing net sales accounted for virtually the entire decline against the comparable 2000 period, falling 37% to $52,517, net of intercompany eliminations of $521. Net sales for the first quarter of 2000 were $83,838, net of intercompany eliminations of $1,693. Home shipments decreased 40.3%, with floor shipments decreasing by 32.5%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 54.5% of shipments in the first quarter of 2000 to 75.1% of shipments in 2001 in response to increasing consumer demand for multi-section homes as compared to single section homes. Actual shipments of homes for the first quarter were 2,039 versus 3,416 in 2000.

Cavalier attributes the decrease in sales and shipments primarily to the unfavorable industry conditions described above. Approximately 87% of Cavalier's shipments were to its core market of 11 states, where the Company's floor shipments declined 34% compared to the first quarter of 2000. The rate of decline in the Company's sales appears to be below the industry for the first time since the industry contraction began in mid-1999.

The Company has pursued a strategy of working closely with its dealers to assist them in reducing retail inventories, which also reduces the Company's risk associated with dealer failures. The Company believes this inventory reduction strategy contributed to its disproportionate decline in manufacturing sales volume in relation to the industry's decline in 2000. * The Company's inventory at all retail locations, including company-owned retail sales centers, declined 6% to approximately $179,000 at March 31, 2001 from $191,000 at year end 2000. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment declined to $695 for the first quarter of 2001 compared to $1,447 in 2000. During the first quarter of 2001, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $8,914 and resold installment contracts totaling $5,583. Due to a timing difference in the sale of loans, the majority of loans purchased but not sold in the first quarter of 2001 were sold in the week following quarter's end.

In the first quarter of 2000, CIS purchased contracts of $13,489 and resold installment contracts totaling $13,815. CIS does not retain the servicing function and does not earn the interest income on these resold loans. CIS purchased fewer loans in the first quarter of 2001 as compared to the first quarter of 2000 primarily due to industry conditions cited above.

Revenue from the retail segment was $1,642 for 2001 compared to $2,941 for 2000, due primarily to a reduced number of operating retail sales centers. During 2000, the Company closed or sold eleven under-performing retail locations bringing the number of company-owned retail locations to five at March 31, 2001.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses. Revenues from external customers declined for the first quarter of 2001 to $1,225 compared to $1,467 for the first quarter of 2000. The decrease is due primarily to the industry conditions discussed above.

Gross Profit
Gross profit was $4,960, or 8.8% of total revenue, for the first quarter of 2001, versus $11,235, or 12.5%, in 2000. Of the $6,275 decrease, approximately $4,200 was due to the volume decrease and $2,075 to margin erosion due to wholesale price pressure.

Selling, General and Administrative
Selling, general and administrative expenses during the first quarter of 2001 were $15,615, or 27.8% of total revenue, versus $24,295 or 27.1% in 2000, a decrease of $8,680. The overall decrease includes a $1,841 reduction in salaries, wages and incentive compensation, a $776 reduction in employee benefits cost (primarily health insurance), a $2,117 reduction in advertising and promotion costs, including costs to support the exclusive dealer program, a $370 reduction in service and warranty cost, a $1,137 decrease in inventory repurchase charges, a $586 reduction due to business units sold since the first quarter of 2000, a $694 reduction due to scaled-back retail operations, and a $628 reduction in management information system and internet strategy costs.

Impairment and Other Related Charges
Impairment and other related charges of $348 ($313 after tax or $0.02 per diluted share) were recorded in the first quarter of 2000 in connection with idling two home manufacturing plants and closing three company-owned retail locations. There were no impairment charges recorded in the first quarter of 2001.

Operating Loss
Operating loss for the quarter was $10,655 compared to an operating loss of $13,408 in the first quarter of 2000. Segment operating results were as follows:
(1) Home manufacturing operating loss increased primarily due to reduced sales and a lower gross margin percentage, which was offset somewhat by improved selling, general and administrative expenses. (2) Financial services operating profit declined due to a lower volume of installment contract sales. (3) The retail segment's operating loss decreased due to the scaling back of locations and retail infrastructure over the prior year. (4) The other segment operating loss decrease is due mainly to the absence of start-up costs of a new supply company from the first quarter of 2000. (5) General corporate operating expense, which is not identifiable to a specific segment, decreased primarily due to a decrease in costs associated with the Company's management information system and internet strategy costs and a reduction in incentive compensation.

* See Safe Harbor Statement on page 13.

Other Income (Expense)
Interest expense decreased $87 due primarily to a reduction in notes payable under retail floor plan agreements, offset by the $15,000 outstanding under the Company's line of credit. Other, net increased $77 due primarily to a gain on the sale of property, plant, and equipment during the first quarter of 2001.

Net Loss before Income Tax Benefit
The Company's pre-tax loss for the first quarter was $10,858, reflecting a 21% improvement over the pre-tax loss of $13,775 in the first quarter of 2000. The prior-year pre-tax loss included impairment and other related charges for the closure of three retail locations and the idling of two home manufacturing plants totaling $348; there were no impairment charges recorded in the first quarter of 2001.

Net Loss
The Company recorded an income tax benefit of $600 in the first quarter of 2001 relating to future income tax refunds and certain carryforward items, but did not record any additional benefit for net operating losses because management believes it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of Statement of Financial Accounting Standards No.109 Accounting for Income Taxes. In the first quarter of 2000, the Company recorded an income tax benefit of $5,138. The net loss for the first quarter of 2001 was $10,258 or $0.59 per diluted share compared with a net loss in the prior-year period of $8,637 or $0.49 per diluted share.

Liquidity and Capital Resources (dollars in thousands)


BALANCE SHEET DATA                                                                    Balances as of
                                                                     -------------------------------------------------
                                                                        March 31, 2001             December 31, 2000
                                                                     --------------------        ---------------------

Cash and cash equivalents                                              $          13,277                $      35,394
Working capital                                                        $          16,830                $      27,213
Current ratio                                                                   1.3 to 1                     1.4 to 1
Accounts receivable                                                    $          14,992                $       3,751
Long-term debt                                                         $          25,020                $      24,054
Ratio of long-term debt to equity                                                 1 to 3                       1 to 4
Installment loan portfolio                                             $          10,753                $       7,887


Operating activities during the first quarter of 2001 used net cash of $17,752.

The increase in accounts receivable and reduction in cash and cash equivalents from December 31, 2000 to March 31, 2001, is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables.

The Company's capital expenditures were approximately $2,114 for the thirteen weeks ended March 31, 2001, as compared to $948 for the comparable period of 2000. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the exercise of a purchase option for a previously leased facility for $1,250. The proceeds for this purchase came from an industrial development revenue bond issue which was the primary reason for the increase in long-term debt of $966.

The increase in the installment loan portfolio of $2,866 is due to a timing difference in the sale of loans, the majority of which were sold in the week following quarter's end.

The Company purchased 312,200 shares of treasury stock during the first quarter of 2001 for $608. The Company has authorization to acquire up to 831,200 additional shares under the current program.

In April 2001, the Company received a federal income tax refund of $16,725.

On May 4, 2001, the Company amended its revolving and term-loan agreement (the "Credit Facility") with its primary lender. The maturity date under the revolving line of credit available under the Credit Facility is set at April 2003. The Credit Facility currently consists of a $35,000 revolving and term-loan agreement and contains a revolving line of credit that provides for borrowings (including letters of credit) up to a maximum of $35,000.

At certain levels of tangible net worth, defined as the total of the Company's tangible net worth and treasury stock purchases for 2000 and 2001, the amount available under the Credit Facility and applicable interest rate changes are noted in the following table.


                                                 Applicable interest rate
  Tangible net Worth     Credit Facility    --------------------------------
       ("TNW")              Available         Bank's Prime         LIBOR
----------------------   ----------------   -----------------   ------------
Above $85,000             $35,000           less 0.50%          plus 2.00%
$85,000 - $77,000         35% of TNW        less 0.50%          plus 2.00%
$77,000 - $65,000         35% of TNW        prime               plus 2.50%
$65,000 - $58,000         30% of TNW        plus 0.25%          plus 2.75%


However, in no event may the aggregate outstanding borrowings under the revolving line of credit and term-loan agreement exceed $35,000 (or such lesser amount as may be available). At March 31, 2001, $15,000 was outstanding under the revolving line of credit, against a total lending capacity of $23,909 based on the Company's tangible net worth. At December 31, 2000, $15,000 was outstanding under the revolving line of credit, against a total lending capacity of $27,354 based on the Company's tangible net worth. The Credit Facility provides the option for amounts drawn down for CIS's benefit to be converted to a term loan with respect to borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $35,000 (or such lesser amount as may be available). Interest under the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus 0.75%.

The Credit Facility, as amended, contains certain restrictive covenants which limit, among other things, the Company's ability without the lender's consent to
(i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000,
(iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $18,000, excluding floor plan notes payable which cannot exceed $6,000 and (iv) make annual capital expenditures in excess of $10,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $15,000), debt to tangible net worth ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.75 to 1) commencing with the year ending December 31, 2001 and thereafter, and to maintain a current ratio of at least 1.17 to 1 and the sum of consolidated tangible net worth plus treasury stock purchases, in 2000 and 2001, of at least $58,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. Cavalier was not in violation of any financial covenants of the Credit Facility at March 31, 2001.

Since its inception, CIS has been restricted in the amounts of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. * CIS is currently re-selling loans to other lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements. *

The Company currently believes existing cash and funds available under the credit facility, together with cash provided by operations and cash received from income tax refunds, will be adequate to fund the Company's operations and plans for the remainder of the fiscal year. * However, there can be no assurances to this effect. If it is not, or if the Company is unable to remain in compliance with its covenants under its credit facility, the Company would seek to maintain or enhance its liquidity position and capital resources through further modifications to or waivers under the credit facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond the control of the Company.

* See Safe Harbor Statement on page 13.

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

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $2,291 at March 31, 2001. Due to the long-term nature of the benefit liabilities that these assets fund, the Company currently considers its exposure to market risk to be low. * The Company does not believe that a decline in market value of these investments would result in a material near term funding of the trust or exposure to the benefit liabilities funded. *

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed rate contracts with interest rates generally ranging from 9.0% to 14.0% and an average original term of 296 months at March 31, 2001. The Company estimated the fair value of its installment contracts receivable, which approximates carrying value, using discounted cash flows and interest rates offered by CIS on similar contracts at March 31, 2001.

The Company has notes payable under retail floor plan agreements and two industrial development revenue bond issues that are exposed to changes in interest rates. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, the Company has five industrial development revenue bond issues at fixed interest rates. The estimated fair value of outstanding borrowings approximated carrying value at March 31, 2001. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at March 31, 2001.

* See Safe Harbor Statement on page 13.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe  Harbor  Statement  under the  Private Securities Litigation Reform  Act of
1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
o limitations in Cavalier's ability to pursue its business strategy;
o acceptance of Cavalier's new product initiatives;
o changes in demographic trends, consumer preferences and Cavalier's    business
  strategy;
o changes and volatility in interest rates and the availability of capital and consumer and dealer financing;
o changes in level of industry retail inventories;
o the   ability   to   attract  and   retain   quality   independent    dealers,
  executive officers and other personnel;
o competition;
o contingent repurchase and guaranty obligations;
o uncertainties regarding Cavalier's retail financing activities;
o the potential unavailability and price increases for raw materials;
o the potential unavailability of manufactured housing sites;
o regulatory constraints;
o the potential for additional warranty claims;
o litigation; and
o the potential volatility in our stock price.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, in our Annual Report on Form 10-K for the period ending December 31, 2000, under the heading "Risk Factors", we have provided a discussion of factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect Cavalier. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II. OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 under the heading "Item 3 - Legal Proceedings." The description of legal proceedings in the Company's Form 10-K remains unchanged.

Item 5:  Other Matters

None.

Item 6:  Exhibits and Reports on form 8-K

The exhibits required to be filed with this report are listed below. The Company will furnish upon request the exhibits listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.

      (a)(3) Articles of Incorporation and By-laws.
                  (a) The Composite Amended   and   Restated   Certificate    of
                      Incorporation of the Company, filed as Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, is incorporated herein by reference.
                  (b) The  Certificate   of   Designation   of   Series A Junior
                      Participating Preferred Stock of Cavalier Homes, Inc. as filed with the Office of the Delaware Secretary of State on October 24, 1996 and filed as Exhibit A to Exhibit 4 to the Company's Registration Statement on Form 8-A filed on October 30, 1996, is incorporated herein by reference.
                  (c) The Amended and Restated By-laws of  the Company, filed as
                      Exhibit 3(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 27, 1997, and the amendments thereto filed as Exhibit 3(e) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997, and as Exhibit 3(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998, are incorporated herein by reference.

      (4)Instruments Defining the Rights of Security Holders.
                  (a) Articles four, six, seven, eight and nine of the Company's
                      Amended and Restated Certificate of Incorporation, as amended, included in Exhibit 3(a) above.
                  (b) Article II,  Sections 2.1 through   2.18;   Article   III,
                      Sections 3.1   and  3.2; Article IV, Sections 4.1 and 4.3;
                      Article VI, Sections 6.1 through 6.5; Article VIII, Sections 8.1 and 8.2; and Article IX of the Company's Amended and Restated By-laws, included in Exhibit 3(c) above.
                  (c) Rights   Agreement   between   Cavalier   Homes, Inc.  and
                      ChaseMellon Shareholder Services, LLC, filed as Exhibit 4 to the Registration Statement on Form 8-A dated October 30, 1996, is incorporated herein by reference.

      (10)Material Contracts.
                  (a) Lease   Agreement   dated   March 1, 2001,   between   the
                      Industrial Development Board of the City of Hamilton   and
                      Quality Housing Supply, LLC regarding the lease  of   the
                      component manufacturing facility located in Hamilton, Alabama.
                  (b) Lease Agreement dated March 5, 2001, between Minor & Smith
                      Real Estate, Inc. and Ridge Crest, LLC regarding the lease of the component manufacturing facility located in Haleyville, Alabama.
                  (c) Second Amendment to Amended   and   Restated Revolving and
                      Term Loan Agreement, dated as of May 4, 2001,    between
                      the Company and First Commercial Bank.

(11)      Statement re: Computation of Net Income (Loss) per Common Share.


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

                                            Cavalier Homes, Inc.
                                            ------------------------------------
                                            Registrant


Date: May 14, 2001                          /s/ David A. Roberson
                                            ------------------------------------
                                            David A. Roberson - President
                                            and Chief Executive Officer


Date: May 14, 2001                          /s/ Michael R. Murphy
                                            ------------------------------------
                                            Michael R. Murphy -
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)


                                          PART II. - EXHIBIT 11
                                 CAVALIER HOMES, INC. AND SUBSIDIARIES
                           COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE


                                                                                       Thirteen Weeks Ended
                                                                           -----------------------------------------
                                                                              March 31,               March 31,
                                                                                2001                    2000
                                                                           ---------------       -------------------
   Net loss                                                             $     (10,258,000)    $          (8,637,000)
                                                                           ===============       ===================
 SHARES:
   Weighted average common shares outstanding (basic)                          17,535,230                17,770,809
   Dilutive effect if stock options and warrants were exercised                         -                         -
                                                                           ---------------       -------------------
   Weighted average common shares
       outstanding, assuming dilution (diluted)                                17,535,230                17,770,809
                                                                           ===============       ===================
   Basic net loss per share                                             $            (.59)    $                (.49)
                                                                           ===============       ===================
   Diluted net loss per share                                           $            (.59)    $                (.49)
                                                                           ===============       ===================