Form 10-Q
period 2001-06-30
CAVALIER HOMES INC
filed 2001-08-07
CIK 789863

UNITED STATES
                            SECURITIES & EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended          June 30, 2001
                                        ---------------------------------------

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ----------------

                          Commission File Number 1-9792

                              Cavalier Homes, Inc.
          -------------------------------------------------------------------
                 (Exact name of Registrant as specified in its charter)

         Delaware                                              63-0949734
------------------------------                           -----------------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                           Identification Number)




                32 Wilson Boulevard 100, Addison, Alabama 35540
        --------------------------------------------------------------
                     (Address of  principal executive offices)
                                   (Zip Code)


                                 (256) 747-9800
                               ---------------
              (Registrant's telephone number, including area code)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

           Class                                 Outstanding at August 7, 2001
----------------------------                    -------------------------------
Common Stock, $.10 Par Value                            17,487,843 Shares


                                    CAVALIER HOMES, INC. AND SUBSIDIARIES
                                    CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited - dollars in thousands, except per share amounts)

                                                                                       June 30,    December 31,
                                                                                         2001         2000
                                                                                      -----------   ----------
ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                                                      $    24,889  $    35,394
      Accounts receivable, less allowance for losses of $354 (2001) and $346 (2000)       21,534        3,751
      Notes and installment contracts receivable - current                                 6,922        1,890
      Inventories                                                                         18,741       21,390
      Deferred income taxes                                                               12,017       11,776
      Income tax receivable                                                                    -       15,052
      Other current assets                                                                 2,110        2,211
                                                                                      -----------   ----------
          Total current assets                                                            86,213       91,464
                                                                                      -----------   ----------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                                      63,091       64,480
                                                                                      -----------   ----------
 INSTALLMENT CONTRACTS RECEIVABLE, less
      allowance for credit losses of $1,180 (2001 and 2000)                                3,943        5,079
                                                                                      -----------   ----------
 GOODWILL, less accumulated amortization of $6,480 (2001) and $5,990 (2000)               15,957       16,446
                                                                                      -----------   ----------
 DEFERRED INCOME TAXES                                                                     4,604        4,591
                                                                                      -----------   ----------
 OTHER ASSETS                                                                              5,188        5,535
                                                                                      -----------   ----------
 TOTAL                                                                               $   178,996  $   187,595
                                                                                      ===========   ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                              $     1,254  $     1,154
      Notes payable under retail floor plan agreements                                     2,561        3,321
      Accounts payable                                                                    11,941        8,176
      Amounts payable under dealer incentive programs                                     19,839       21,204
      Accrued compensation and related withholdings                                        4,764        2,725
      Estimated warranties                                                                11,400       11,800
      Estimated repurchase commitments                                                     3,800        4,100
      Accrued insurance                                                                    5,259        4,615
      Other accrued expenses                                                              10,066        7,156
                                                                                      -----------   ----------
          Total current liabilities                                                       70,884       64,251
                                                                                      -----------   ----------
 LONG-TERM DEBT                                                                           24,345       24,054
                                                                                      -----------   ----------
 OTHER LONG-TERM LIABILITIES                                                               4,566        4,972
                                                                                      -----------   ----------
 STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value; authorized 50,000,000 shares,
        issued 18,505,143 (2001) shares and 18,504,266 (2000) shares                       1,851        1,850
      Additional paid-in capital                                                          55,797       55,436
      Treasury stock, at cost; 1,017,300 (2001) shares and 705,100 (2000) shares          (4,101)      (3,493)
      Retained earnings                                                                   25,654       40,525
                                                                                      -----------   ----------
          Total stockholders' equity                                                      79,201       94,318
                                                                                      -----------   ----------
 TOTAL                                                                               $   178,996  $   187,595
                                                                                      ===========   ==========

                                CONDENSED CONSOLIDATED  STATEMENTS OF OPERATIONS
                        (Unaudited  - dollars  in  thousands  except per share amounts)

                                                           Thirteen Weeks Ending             Twenty-six Weeks Ending
                                                          June 30,         June 30,          June 30,         June 30,
                                                            2001            2000               2001            2000
                                                       -------------   --------------     -------------   --------------
 REVENUE                                             $       94,337  $       102,695   $       153,515  $       196,882

 COST OF SALES                                               82,293           91,006           136,448          173,794

 SELLING, GENERAL AND ADMINISTRATIVE                         16,269           27,085            31,947           51,544

 IMPAIRMENT AND OTHER RELATED CHARGES                             -            4,397                 -            4,745
                                                       -------------   --------------     -------------   --------------
 OPERATING LOSS                                              (4,225)         (19,793)          (14,880)         (33,201)
                                                       -------------   --------------     -------------   --------------
 OTHER INCOME (EXPENSE):
      Interest expense                                         (574)            (631)           (1,095)          (1,239)
      Other, net                                                186              436               504              677
                                                       -------------   --------------     -------------   --------------
                                                               (388)            (195)             (591)            (562)
                                                       -------------   --------------     -------------   --------------
 LOSS BEFORE INCOME TAX BENEFIT                              (4,613)         (19,988)          (15,471)         (33,763)

 INCOME TAX BENEFIT                                               -           (6,979)             (600)         (12,117)
                                                       -------------   --------------     -------------   --------------
 NET LOSS                                            $       (4,613) $       (13,009)  $       (14,871) $       (21,646)
                                                       =============   ==============     =============   ==============
 BASIC NET LOSS PER SHARE                            $        (0.26) $         (0.73)  $         (0.85) $         (1.22)
                                                       =============   ==============     =============   ==============
 DILUTED NET LOSS PER SHARE                          $        (0.26) $         (0.73)  $         (0.85) $         (1.22)
                                                       =============   ==============     =============   ==============
 WEIGHTED AVERAGE SHARES OUTSTANDING                     17,487,843       17,768,472        17,511,405       17,769,640
                                                       =============   ==============     =============   ==============
 WEIGHTED AVERAGE SHARES OUTSTANDING,
      ASSUMING DILUTION                                  17,487,843       17,768,472        17,511,405       17,769,640
                                                       =============   ==============     =============   ==============
                                 See notes to condensed  consolidated  financial statements.

                                       CAVALIER HOMES, INC. AND SUBSIDIARIES
                                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                            (Unaudited - in thousands)
                                                                                         Twenty-six Weeks Ending
                                                                                         June 30,         June 30,
                                                                                           2001            2000
                                                                                      -------------    ------------
OPERATING ACTIVITIES:
  Net loss                                                                         $       (14,871) $      (21,646)
  Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                          4,183           5,160
      Provision for credit and accounts receivable losses                                        8           2,503
      Gain on sale of installment contracts                                                   (777)         (1,124)
      Gain on sale of property, plant and equipment                                           (251)           (222)
      Impairment and other related charges                                                       -           4,745
      Other, net                                                                                26             215
      Changes in assets and liabilities provided (used) cash:
           Accounts receivable                                                             (17,791)         (9,779)
           Inventories                                                                       2,649          16,184
           Income tax receivable                                                            15,052          (7,856)
           Accounts payable                                                                  3,765             703
           Other assets and liabilities                                                      3,339          (1,349)
                                                                                      -------------    ------------
      Net cash used in operating activities                                                 (4,668)        (12,466)
                                                                                      -------------    ------------
 INVESTING ACTIVITIES:
  Proceeds from disposition of property, plant and equipment                                   541           2,164
  Capital expenditures                                                                      (2,595)         (2,352)
  Proceeds from sale of installment contracts                                               15,154          35,085
  Net change in notes and installment contracts                                            (18,460)        (30,903)
  Other investing activities                                                                   138            (541)
                                                                                      -------------    ------------
      Net cash provided by (used in) investing activities                                   (5,222)          3,453
                                                                                      -------------    ------------
 FINANCING ACTIVITIES:
  Net payments on notes payable                                                               (760)         (6,561)
  Payments on long-term debt                                                                  (859)           (835)
  Proceeds from long-term borrowings                                                         1,250          15,000
  Cash dividends paid                                                                            -          (1,422)
  Proceeds from exercise of stock options                                                        1               -
  Net proceeds from sales of common stock                                                      361               8
  Purchase of treasury stock                                                                  (608)            (99)
                                                                                      -------------    ------------
      Net cash provided by (used in) financing activities                                     (615)          6,091
                                                                                      -------------    ------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (10,505)         (2,922)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                             35,394          39,635
                                                                                      -------------    ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $        24,889  $       36,713
                                                                                      =============    ============
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid (received) for:
      Interest                                                                     $         1,097  $        1,219
      Income taxes                                                                         (16,934)         (2,957)

                 See notes to condensed consolidated financial statements.

                        CAVALIER HOMES, INC. AND SUBSIDIARIES
                    Notes  to  Condensed   Consolidated   Financial   Statements
                  (Unaudited - dollars in thousands except per share data)

1.       BASIS OF PRESENTATION

o The accompanying condensed consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2001, and the results of its operations for the thirteen and twenty-six week periods ended June 30, 2001 and June 30, 2000, and the results of its cash flows for the twenty-six week periods ended June 30, 2001 and June 30, 2000. All such adjustments are of a normal, recurring nature.

o The results of operations for the thirteen and twenty-six weeks ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:

                                                                    Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                                              --------------------------------   --------------------------------
                                                                June 30,          June 30,         June 30,          June 30,
                                                                  2001              2000             2001              2000
                                                              --------------    --------------   --------------    --------------
  Weighted average common shares
   outstanding (basic)                                           17,487,843        17,768,472       17,511,405        17,769,640

  Dilutive effect if stock options and warrants were exercised            -                 -                -                 -
                                                              --------------    --------------   --------------    --------------
  Weighted average common shares
   outstanding,assuming dilution (diluted)                       17,487,843        17,768,472       17,511,405        17,769,640
                                                              ==============    ==============   ==============    ==============

         All options and warrants for 2001 and 2000 are excluded due to their antidilutive effect as a result of the Company's loss from operations.

o        Certain  amounts from the prior   periods   have been reclassified   to
         conform to the 2001 presentation.

2.   ACCOUNTING STANDARD NOT YET ADOPTED
     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement is effective for financial statements issued for years beginning after December 15, 2001. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Cavalier is currently evaluating SFAS No. 142 and has not yet determined its impact on the Company's consolidated financial statements.

3.   RECENT ACCOUNTING PRONOUNCEMENT
     SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the financial position, results of operations, or cash flows of the Company.

4.   INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at June 30, 2001 and December 31, 2000 were as follows:

                                     June 30,        December 31,
                                      2001              2000
                                 --------------    --------------

        Raw materials               $ 12,606          $ 14,501
        Work-in-process                2,029             2,224
        Finished goods                 4,106             4,665
                                 --------------    --------------
        Total inventory             $ 18,741          $ 21,390
                                 ==============    ==============

5.   IMPAIRMENT AND OTHER RELATED CHARGES
     The Company periodically evaluates the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less cost to dispose.

     Due to deteriorating market conditions, during the six months ended June 30, 2000, the Company recorded non-cash impairment charges of $4,745 ($3,778 or $0.21 per diluted share after tax) in connection with the closing of four home manufacturing facilities, closing, sale or plans to close or sell 10 Company-owned retail sales centers and the sale of a portion of the Company's insurance and premium finance business. The impairment charge for assets to be held and used includes write-downs of $92 for property, plant and equipment (home manufacturing segment). The impairment charge for assets to be disposed of includes write-downs of $1, 412 for property, plant and equipment ($981 home manufacturing segment and $431 retail segment), $3,013 for goodwill ($1,541 retail segment and $1,472 financial services segment), $179 for non-competition agreements (retail segment) and $49 for lease obligations (retail segment). After recording the impairment charges, the carrying value of the assets to be disposed of was $3,468. The Company developed plans to market the facilities to be disposed of. Before recording the impairment charges, the results of operations for the first half of 2000 included a $2,067 after-tax loss from the retail segment and $100 after-tax income from the financial services segment for assets to be disposed of. The results of operations for the home manufacturing segment related to assets to be disposed of are not separately identifiable as these closed facilities were not accounted for separately. There were no impairment and other related charges recorded in the first half of 2001.

6.   STOCKHOLDERS' EQUITY
     During the first half of 2001, the Company repurchased 312,200 shares of stock under its stock repurchase program for $608. At June 30, 2001, a total of 3,168,800 shares had been repurchased for $24,842. The Company retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. Continuing authorization remains under this program for the repurchase of 831,200 additional shares.

7.       CONTINGENCIES
o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $148,000 at June 30, 2001. The Company has an accrual for estimated losses on repurchase commitments of $3,800 (at June 30, 2001) and $4,100 (at December 31, 2000) based on prior experience and market conditions.

o The Company's product liability, general liability and worker's compensation insurance coverages (with the exception of two subsidiaries whose insurance is provided under fully insured policies) are provided under incurred loss, retrospectively rated premium plans. The Company's workers' compensation coverage was provided under a fully insured policy from February 1, 1999 to March 31, 2001 and was then converted back to an incurred loss, retrospectively rated premium plan beginning April 1, 2001. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At June 30, 2001, the Company was contingently liable for future retrospective premium adjustments up to a maximum of approximately $14,856 in the event that additional losses are reported related to prior periods.

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

o The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $3,405. At June 30, 2001, $6,349 was outstanding under the various guarantees, of which the Company had guaranteed $2,114.

8.   SEGMENT INFORMATION
     Segment information relating to the thirteen and twenty-six weeks ending June 30, 2001 and June 30, 2000 is presented below:


                                                   Thirteen Weeks Ended                     Twenty-six Weeks Ended
                                           --------------------------------------    --------------------------------------

                                            June 30, 2001         June 30, 2000       June 30, 2001         June 30, 2000
                                           ---------------     ------------------    ---------------     ------------------
Gross revenue:
  Home manufacturing                             $ 91,363               $ 93,020          $ 147,447              $ 182,988
  Financial services                                  785                  1,590              1,480                  3,037
  Retail                                            1,751                  7,865              3,393                 10,806
  Other                                             5,447                  8,638             11,584                 16,825
                                           ---------------     ------------------    ---------------     ------------------

      Gross revenue                              $ 99,346              $ 111,113          $ 163,904              $ 213,656
                                           ===============     ==================    ===============     ==================

Intersegment revenue:
  Home manufacturing                              $ 1,031                $ 1,528            $ 1,552                $ 3,221
  Financial services                                    -                      -                  -                      -
  Retail                                                -                      -                  -                      -
  Other                                             3,978                  6,890              8,837                 13,553
                                           ---------------     ------------------    ---------------     ------------------

      Intersegment revenue                        $ 5,009                $ 8,418           $ 10,389               $ 16,774
                                           ===============     ==================    ===============     ==================

Revenue from external customers:
  Home manufacturing                             $ 90,332               $ 91,492          $ 145,895              $ 179,767
  Financial services                                  785                  1,590              1,480                  3,037
  Retail                                            1,751                  7,865              3,393                 10,806
  Other                                             1,469                  1,748              2,747                  3,272
                                           ---------------     ------------------    ---------------     ------------------

      Total revenue                              $ 94,337              $ 102,695          $ 153,515              $ 196,882
                                           ===============     ==================    ===============     ==================

Operating profit (loss):
  Home manufacturing                             $ (2,867)             $ (11,551)         $ (11,422)             $ (19,538)
  Financial services                                   61                 (1,373)                17                 (1,200)
  Retail                                               82                 (4,399)                43                 (6,280)
  Other                                               607                   (528)               452                   (866)
  Elimination                                          (9)                   877                 53                  1,039
                                           ---------------     ------------------    ---------------     ------------------
  Segment operating loss                           (2,126)               (16,974)           (10,857)               (26,845)

  General corporate                                (2,099)                (2,819)            (4,023)                (6,356)
                                           ---------------     ------------------    ---------------     ------------------

      Operating loss                             $ (4,225)             $ (19,793)         $ (14,880)             $ (33,201)
                                           ===============     ==================    ===============     ==================


                                           June 30, 2001       December 31, 2000
                                           ---------------     ------------------
Identifiable assets:
  Home manufacturing                            $ 118,191              $ 131,925
  Financial services                               12,968                 12,674
  Retail                                            5,618                 11,006
  Other                                            14,979                 14,153
  Elimination                                     (52,055)               (45,526)
                                           ---------------     ------------------

  Segment assets                                   99,701                124,232
  General corporate                                79,295                 63,363
                                           ---------------     ------------------

      Total assets                              $ 178,996              $ 187,595
                                           ===============     ==================

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements  (See pages 2 through 6)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry and Company Outlook
Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Inventory oversupply at the retail level continues to have a significant impact on wholesale shipments as it did during much of 1999 and 2000. The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments declined 32.0% through June 2001 as compared to the same period of 2000, following a 21.7% decline from the first half of 1999 to the same period in 2000. The industry has also been impacted by an increase in dealer failures, a reduction in available consumer credit and wholesale financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed some locations. The Company believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, further tightening of credit standards and a further reduction in the availability of wholesale and retail financing. *

Industry conditions significantly impacted Cavalier's business and financial results during the first half of 2001. The Company is uncertain at this time as to the extent and duration of these developments and as to what effect these factors will have on the Company's future sales and earnings. * The Company's revenues during the third quarter-to-date have improved over the same period in 2000, however the Company currently expects to record a loss in the third quarter of 2001. *

Since the fall of 1999, Cavalier has idled nine home manufacturing plants, one of which was re-opened during the fourth quarter of 2000, and disposed of the operations of one other. Another plant was destroyed by fire in June 2000 (a previously idled facility was re-opened to replace that capacity). Consequently, at June 30, 2001, Cavalier operated a total of 15 home manufacturing facilities, reflecting an approximate one-third reduction in manufacturing capacity. Despite this consolidation of its manufacturing facilities, the Company does not believe it has reduced the breadth of its product offering. * On the retail side, the Company has closed or disposed of 11 of its 16 retail sales centers. In terms of operating costs, Cavalier has made cost reductions in virtually all areas of the Company, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has reduced its production and administrative workforce by approximately 50% since December 31, 1998. The Company is continuing to evaluate capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idlings and closings and methods designed to address the Company's decline in revenue in light of developing market and business conditions. * The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

Although adverse industry conditions continue, the Company's floor shipments increased 1.6% during the second quarter of 2001 as compared to the second quarter of 2000. This is the first interim period since the first quarter of 1999 that quarterly floor shipments have improved on a year-over-year basis.

* See Safe Harbor  Statement on page 14.

Results of Operations (dollars in thousands)
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:


CAVALIER HOMES, INC. AND SUBSIDIARIES
STATISTICAL ANALYSIS

STATEMENT OF OPERATIONS  DATA                                  For the Thirteen Weeks Ended
                                              ---------------------------------------------------------------
                                                 June 30, 2001        June 30, 2000       Difference
                                                  -----------          ----------         ----------
Revenue:
   Home manufacturing net sales                 $     90,332         $    91,492        $    (1,160)
   Financial services                                    785               1,590               (805)
   Retail                                              1,751               7,865             (6,114)
   Other                                               1,469               1,748               (279)
                                                  -----------          ----------         ----------
Total revenue                                   $     94,337  100.0% $   102,695 100.0% $    (8,358)   -8.1%
Cost of sales                                         82,293   87.2%      91,006  88.6%      (8,713)   -9.6%
                                                  -----------  ----    ---------- -----   ----------   -----
Gross profit                                    $     12,044   12.8% $    11,689  11.4% $       355     3.0%
                                                  ===========  ====    ========== =====   ==========   =====
Selling, general and administrative             $     16,269   17.2% $    27,085  26.4% $   (10,816)  -39.9%

Impairment and other related charges            $          -    0.0% $     4,397   4.3% $    (4,397) -100.0%
                                                  -----------  ----    ---------- -----   ----------   -----
Operating loss                                  $     (4,225)  -4.5% $   (19,793)-19.3% $    15,568   -78.7%
                                                  -----------  ----    ---------- -----   ----------   -----
Other income (expense):
   Interest expense                             $       (574)  -0.6% $      (631) -0.6% $        57    -9.0%
   Other, net                                            186    0.2%         436   0.4%        (250)  -57.3%
                                                  -----------  ----    ---------- -----   ----------   -----
                                                $       (388)  -0.4% $      (195) -0.2% $      (193)   99.0%
                                                  ===========  ====    ========== =====   ==========   =====
Loss before income tax benefit                  $     (4,613)  -4.9% $   (19,988)-19.5% $    15,375   -76.9%

Income tax benefit                              $          -    0.0% $    (6,979) -6.8% $     6,979  -100.0%
                                                  -----------  ----    ---------- -----   ----------   -----
Net loss                                        $     (4,613)  -4.9% $   (13,009)-12.7% $     8,396   -64.5%
                                                  ===========  ====    ========== =====   ==========   =====

                                                              For the Twenty-six Weeks Ended
                                              ---------------------------------------------------------------
                                                 June 30, 2001        June 30, 2000       Difference
                                                  -----------          ----------         ----------
Revenue:
   Home manufacturing net sales                 $    145,895         $   179,767        $   (33,872)
   Financial services                                  1,480               3,037             (1,557)
   Retail                                              3,393              10,806             (7,413)
   Other                                               2,747               3,272               (525)
                                                  -----------          ----------         ----------
Total revenue                                   $    153,515  100.0% $   196,882 100.0% $   (43,367)  -22.0%
Cost of sales                                        136,448   88.9%     173,794  88.3%     (37,346)  -21.5%
                                                  -----------  ----    ---------- -----   ----------   -----
Gross profit                                    $     17,067   11.1% $    23,088  11.7% $    (6,021)  -26.1%
                                                  ===========  ====    ========== =====   ==========   =====
Selling, general and administrative             $     31,947   20.8% $    51,544  26.2% $   (19,597)  -38.0%

Impairment and other related charges            $          -    0.0% $     4,745   2.4% $    (4,745) -100.0%
                                                  -----------  ----    ---------- -----   ----------   -----
Operating loss                                  $    (14,880)  -9.7% $   (33,201)-16.9% $    18,321   -55.2%
                                                  -----------  ----    ---------- -----   ----------   -----
Other income (expense):
   Interest expense                             $     (1,095)  -0.7% $    (1,239) -0.6% $       144   -11.6%
   Other, net                                            504    0.3%         677   0.3%        (173)  -25.6%
                                                  -----------  ----    ---------- -----   ----------   -----
                                                $       (591)  -0.4% $      (562) -0.3% $       (29)    5.2%
                                                  ===========  ====    ========== =====   ==========   =====
Loss before income tax benefit                  $    (15,471) -10.1% $   (33,763)-17.1% $    18,292   -54.2%

Income tax benefit                              $       (600)  -0.4% $   (12,117) -6.2% $    11,517   -95.0%
                                                  -----------  ----    ---------- -----   ----------   -----
Net loss                                        $    (14,871)  -9.7% $   (21,646)-11.0% $     6,775   -31.3%
                                                  ===========  ====    ========== =====   ==========   =====

OPERATING DATA                                        For the Thirteen Weeks Ended        For the Twenty-six Weeks Ended
                                                  -------------------------------------   --------------------------------
                                                     June 30, 2001       June 30, 2000      June 30, 2001    June 30, 2000
                                                  -----------------    ----------------   -----------------  -------------

Home manufacturing sales:
Floor shipments                                        5,557               5,470              9,126           10,760
Home shipments:
  Single section                                       1,214   35.9%       1,358  39.9%       1,722   31.7%    2,913   42.7%
  Multi-section                                        2,172   64.1%       2,048  60.1%       3,703   68.3%    3,909   57.3%
                                                  -----------  ----    ---------- -----   ----------  -----  --------  -----
Total shipments                                        3,386  100.0%       3,406 100.0%       5,425  100.0%    6,822  100.0%

Shipments to company-owned retail locations              (36)   1.1%         (56)  1.6%         (58)   1.1%     (118)   1.7%
                                                  -----------  ----    ---------- -----   ----------  -----  --------  -----
Wholesale shipments to independent dealers             3,350   98.9%       3,350  98.4%       5,367   98.9%    6,704   98.3%
                                                  ===========  ====    ========== =====   ==========  =====  ========  =====
Retail sales:
  Single section                                          18   36.0%         166  52.0%          30   32.3%      223   53.6%
  Multi-section                                           32   64.0%         153  48.0%          63   67.7%      193   46.4%
                                                  -----------  ----    ---------- -----   ----------  -----  --------  -----
Total sales                                               50  100.0%         319 100.0%          93  100.0%      416  100.0%
                                                  ===========  ====    ========== =====   ==========  =====  ========  =====
Cavalier-produced homes sold                              39   78.0%         267  83.7%          79   84.9%      341   82.0%
                                                  ===========  ====    ========== =====   ==========  =====  ========  =====
Used homes sold                                           10   20.0%          45  14.1%          13   14.0%       66   15.9%
                                                  ===========  ====    ========== =====   ==========  =====  ========  =====
Other Operating Data:
Installment loan purchases                        $    9,676           $  18,635          $  18,590         $ 32,124

Capital expenditures                              $      481           $   1,404          $   2,595         $  2,352

Home manufacturing facilities - operating                 15                  15                 15               15

Independent exclusive dealer locations                   208                 241                208              241

Company-owned retail locations                             5                   6                  5                6

Thirteen weeks ended June 30, 2001 and June 30, 2000
Revenue
Revenue for the second quarter of 2001 totaled $94,337, down 8.1% from 2000 second quarter revenue of $102,695. The Company's revenue and profit were adversely affected by challenging market conditions, including, among other things, intense competition, the ongoing contraction of dealer locations, reduced lending capacity, inventory over-supply at the retail level, repossessed homes which re-enter home distribution channels and homes repurchased from dealers which are subsequently re-sold through the Company's dealer network.

Home manufacturing net sales declined against the comparable 2000 period, falling 1% to $90,332, net of intercompany eliminations of $1,031 in the second quarter of 2001. Net sales for the second quarter of 2000 were $91,492, net of intercompany eliminations of $1,528. Home shipments decreased 0.6%, with floor shipments increasing by 1.6%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 60.1% of shipments in the second quarter of 2000 to 64.1% of shipments in 2001. The expansion of the Company's multi-section product base is in response to increasing consumer demand for multi-section homes as compared to single section homes. Actual shipments of homes for the second quarter of 2001 were 3,386 versus 3,406 in 2000.

Cavalier attributes the decrease in sales primarily to the unfavorable industry conditions described above. Approximately 86% of Cavalier's shipments was to its core market of 11 states, where the Company's floor shipments increased 1% compared to the second quarter of 2000, and the industry declined 31.6% during this same period. The Company has pursued a strategy of working closely with its dealers to assist them in reducing retail inventories, which also reduces the Company's risk associated with dealer failures. The Company believes this inventory reduction strategy has contributed to its disproportionate decline in floor shipments in relation to the industry's decline since mid-1999 and until the first quarter of 2001, when Cavalier's rate of decline in floor shipments was below the level experienced by the industry. * In the second quarter of 2001, Cavalier's floor shipments increased versus the year earlier period, the first time floor shipments have improved on a year-over-year basis since the first quarter of 1999. The Company's inventory at all retail locations, including company-owned retail sales centers, declined 33% to approximately $164,000 at June 30, 2001 from $245,000 at June 30, 2000. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment declined to $785 for the second quarter of 2001 compared to $1,590 in 2000, due primarily to a lower volume of installment contracts sold. During the second quarter of 2001, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $9,676 and resold installment contracts totaling $8,885. In the second quarter of 2000, CIS purchased contracts of $18,635 and resold installment contracts totaling $20,146. CIS does not retain the servicing function and does not earn the interest income on these resold loans. CIS purchased fewer loans in the second quarter of 2001 as compared to the second quarter of 2000 primarily due to the industry conditions cited above.

Revenue from the retail segment was $1,751 for the second quarter of 2001 compared to $7,865 in 2000 due primarily to a reduced number of operating retail sales centers. During 2000, the Company closed or sold eleven under-performing retail locations, bringing the number of company-owned retail locations to five at June 30, 2001.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses. Revenues from external customers declined for the second quarter of 2001 to $1,469 compared to $1,748 for the second quarter of 2000. The decrease is due primarily to the industry conditions discussed above.

* See Safe Harbor  Statement on page 14.

Gross Profit
Gross profit was $12,044, or 12.8% of total revenue, for the second quarter of 2001, versus $11,689, or 11.4% of total revenue, in 2000. The Company attributes the increase in gross margin to improved efficiency due to higher levels of production and improved materials cost.

Selling, General and Administrative
Selling, general and administrative expenses during the second quarter of 2001 were $16,269, or 17.2% of total revenue, versus $27,085, or 26.4% of total revenue in 2000, a decrease of $10,816. The overall decrease includes a $904 reduction in salaries, wages and incentive compensation, a $434 reduction in employee benefits cost (primarily health insurance), a $1,734 reduction in advertising and promotion costs, including costs to support the exclusive dealer program, a $428 reduction in service and warranty cost, a $4,624 decrease in inventory repurchase charges, a $908 reduction due to business units sold since the first quarter of 2000, a $825 reduction due to scaled-back retail operations, and a $300 reduction in management information system costs.

Impairment and Other Related Charges
Impairment and other related charges totaling $4,397 ($3,465 or $0.19 per diluted share after tax) were recorded in the second quarter of 2000. These charges included $1,944 relating to the closing or sale or plans to close or sell seven retail sales centers and $1,472 associated with the sale of a portion of the Company's insurance and premium finance business - a step related to the scaling back of the Company's retail operations. Impairment charges of $981 were also recorded relating to the idling of two additional manufacturing plants, which follows the idling of seven other facilities since the fall of 1999. In addition, one previously closed facility was reopened to replace the production capacity of another facility that was destroyed by fire in June 2000. These closed manufacturing facilities' production has been consolidated into other plants. There were no impairment charges recorded in the second quarter of 2001.

Operating Loss
Operating loss for the quarter was $4,225, compared to an operating loss of $19,793 in the second quarter of 2000. Home manufacturing operating loss improved from $11,551 in the second quarter of 2000 to $2,867 in the second quarter of 2001 primarily due to the reduction in repurchase charges, impairment and other related charges, and the improved selling, general and administrative expenses. Financial services operating loss improved from $1,373 in the second quarter of 2000 to an operating profit of $61 in the second quarter of 2001, due primarily to the decrease in impairment and other related charges noted above, offset by reduced earnings from installment contract sales. The retail segment's operating loss improved from $4,399 in the second quarter of 2000 to an operating profit of $82 in the second quarter of 2001 due to the decrease in impairment and other related charges and the scaling back of locations and retail infrastructure over the prior year. The other segment operating loss improved from $528 in the second quarter of 2000 to an operating profit of $607 in the second quarter of 2001, due mainly to price increases at one supply company and the absence of start-up costs of a new supply company in the second quarter of 2000. In addition, general corporate operating expense, which is not identifiable to a specific segment, decreased $720 primarily due to a decrease in costs associated with the Company's management information system costs and a reduction in incentive compensation.

Other Income (Expense)
Interest expense decreased $57 due primarily to a reduction in notes payable under retail floor plan agreements, offset by the $15,000 outstanding under the Company's line of credit. Other, net decreased $250 due primarily to lower income from supply related equity partnerships in the second quarter of 2001 and lower gains on the sale of property, plant and equipment during the second quarter of 2001.

Net Loss before Income Tax Benefit
The Company's pre-tax loss for the second quarter was $4,613, reflecting a 76.9% improvement over the pre-tax loss of $19,988 in the second quarter of 2000. The prior-year pre-tax loss included impairment and other related charges totaling $4,397, charges for anticipated dealer failures of $5,022 and retail inventory valuation charges of $783. In the second quarter of 2001, the Company recorded charges of $398 for anticipated dealer failures. There were no impairment or retail inventory valuation charges recorded in the second quarter of 2001.

Net Loss
The Company recorded an income tax benefit of $600 in the first quarter of 2001 relating to future income tax refunds and certain carryforward items, but did not record any additional benefit for net operating losses in the second quarter of 2001, because management believes it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of Statement of Financial Accounting Standards ("SFAS") No.109 Accounting for Income Taxes. * In the second quarter of 2000, the Company recorded an income tax benefit of $6,979. The net loss for the second quarter of 2001 was $4,613, or $0.26 per diluted share, compared with a net loss in the prior-year period of $13,009, or $0.73 per diluted share. Before impairment charges related to the closures discussed above, the Company's net loss in the second quarter of 2000 was $9,544, or $0.54 per diluted share.

* See Safe Harbor  Statement on page 14.

Twenty-six weeks ended June 30, 2001 and June 30, 2000
Revenue
Revenue for the twenty-six weeks ending June 30, 2001 totaled $153,515, down 22% from 2000 year-to-date revenue of $196,882. The Company's revenue and profit were adversely affected by challenging market conditions, including, among other things, intense competition, the ongoing contraction of dealer locations, reduced lending capacity, inventory over-supply at the retail level, repossessed homes which re-enter home distribution channels and homes repurchased from dealers which are subsequently re-sold through the Company's dealer network.

Home manufacturing net sales accounted for virtually the entire decline against the comparable 2000 period, falling 19% to $145,895 net of intercompany eliminations of $1,552 in the first half of 2001. Net sales for the first half of 2000 were $179,767, net of intercompany eliminations of $3,221. Home shipments decreased 20.5%, with floor shipments decreasing by 15.2%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 57.3% of shipments in 2000 to 68.3% of shipments in 2001. The expansion of the Company's multi-section product base is in response to increasing consumer demand for multi-section homes as compared to single section homes. Actual shipments of homes for the twenty-six weeks ending June 30, 2001 were 5,425 versus 6,822 in 2000.

Cavalier attributes the decrease in sales and shipments primarily to the unfavorable industry conditions described above. Approximately 86% of Cavalier's shipments were to its core market of 11 states, where the Company's floor shipments declined 16.5% compared to the first half of 2000 and the industry declined 38.3% during the same period. The Company has pursued a strategy of working closely with its dealers to assist them in reducing retail inventories, which also reduces the Company's risk associated with dealer failures. The Company believes this inventory reduction strategy has contributed to its disproportionate decline in floor shipments in relation to the industry's decline since mid-1999 and until the first quarter of 2001, when Cavalier's rate of decline in floor shipments was below the level experienced by the industry. * The Company's inventory at all retail locations, including company-owned retail sales centers, declined 33% to approximately $164,000 at June 30, 2001 from $245,000 at June 30, 2000 and 14% from $191,000 at year end 2000. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment decreased 51.3% to $1,480 for the first half of 2001 compared to $3,037 in 2000, due primarily to a lower volume of installment contracts sold. For 2001, CIS has purchased contracts of $18,590 and resold installment contracts totaling $14,468. In 2000, CIS purchased contracts of $32,124 and resold installment contracts totaling $33,961. CIS does not retain the servicing function and does not earn the interest income on these resold loans. CIS purchased fewer loans in the first half of 2001 as compared to 2000 primarily due to the industry conditions cited above.

Revenue from the retail segment was $3,393 for the first twenty-six weeks of 2001 compared to $10,806 in 2000 due primarily to a reduced number of operating retail sales centers. During 2000, the Company closed or sold eleven under-performing retail locations bringing the number of company-owned retail locations to five at June 30, 2001.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses. Revenues from external customers decreased for the first twenty-six weeks of 2001 to $2,747 compared to $3,272 for 2000. The decrease is due primarily to the industry conditions discussed above.

Gross Profit
Gross profit was $17,067, or 11.1% of total revenue, for the first half of 2001, versus $23,088, or 11.7%, in 2000. Of the $6,021 decrease, the Company attributes approximately $4,800 to volume decrease and $1,200 to margin erosion due to wholesale price pressure.

Selling, General and Administrative
Selling, general and administrative expenses during the first half of 2001 were $31,947, or 20.8% of total revenue, versus $51,544, or 26.2% of total revenue in 2000, a decrease of $19,597. The overall decrease includes a $2,746 reduction in salaries, wages and incentive compensation, a $1,210 reduction in employee benefits cost (primarily health insurance), a $3,847 reduction in advertising and promotion costs, including costs to support the exclusive dealer program, a $798 reduction in service and warranty cost, a $5,761 decrease in inventory repurchase charges, a $1,492 reduction due to business units sold since the first quarter of 2000, a $1,518 reduction due to scaled-back retail operations, and a $928 reduction in management information system costs.

Impairment and Other Related Charges
Impairment and other related charges totaling $4,745 ($3,778 or $0.21 per diluted share after tax) were recorded in the first half of 2000. These charges were recorded in connection with the closings, sale or plans to close or sell four manufacturing facilities ($1,073) and ten company-owned retail locations ($2,200) and the sale of a portion of the insurance and premium finance business ($1,472) - a step related to the scaling back of the Company's retail operations. One previously closed home manufacturing facility was reopened to replace the production capacity of another facility that was destroyed by fire in June 2000. These closed manufacturing facilities' production has been consolidated into other plants. There were no comparable charges recorded in the first half of 2001.

Operating Loss
Operating loss year-to-date was $14,880, compared to an operating loss of $33,201 in 2000. Home manufacturing operating loss improved from $19,538 in the first twenty-six weeks of 2000 to $11,422 in the same period of 2001 primarily due to the reduction in repurchase charges, impairment and other related

* See Safe Harbor  Statement on page 14.

charges, and the improved selling, general and administrative expenses. Financial services operating loss improved from $1,200 in the first half of 2000 to an operating profit of $17 in 2001, due primarily to the decrease in impairment and other related charges noted above. The retail segment's operating loss improved from $6,280 in the first twenty-six weeks of 2000 to an operating profit of $43 in the same period of 2001 due to the decrease in impairment and other related charges and the scaling back of locations and retail infrastructure over the prior year. The other segment operating loss improved from $866 in the first twenty-six weeks of 2000 to an operating profit of $452 in 2001, due mainly to price increases at one supply company and the absence of start-up costs incurred by a new supply company in the first twenty-six weeks of 2000. In addition, general corporate operating expense, which is not identifiable to a specific segment, decreased $2,333 primarily due to a decrease in costs associated with the Company's management information system costs and a reduction in incentive compensation.

Other Income (Expense)
Interest expense decreased $144 due primarily to a reduction in notes payable under retail floor plan agreements, offset by the $15,000 outstanding under the Company's line of credit. Other, net decreased $173 due primarily to lower income from supply related equity partnerships and lower interest income on operating bank balances.

Net Loss before Income Tax Benefit
The Company's pre-tax loss year-to-date was $15,471, reflecting a 54.2% improvement over the pre-tax loss of $33,763 in 2000. The prior-year pre-tax loss included impairment and other related charges of $4,745, charges for anticipated dealer failures of $6,531and retail inventory valuation charges of $1,209. In the first six months of 2001, the Company recorded charges of $770 for anticipated dealer failures. There were no impairment or retail inventory valuation charges recorded in the first half of 2001.

Net Loss
The Company recorded an income tax benefit of $600 in the first quarter of 2001 relating to future income tax refunds and certain carryforward items, but did not record any additional benefit for net operating losses in the second quarter of 2001, because management believes it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No.109 Accounting for Income Taxes. * In the first half of 2000, the Company recorded an income tax benefit of $12,117. The net loss for the first twenty-six weeks of 2001 was $14,871, or $0.85 per diluted share, compared with a net loss in the prior-year period of $21,646, or $1.22 per diluted share. Before impairment charges related to the closures discussed above, the Company's net loss in the first half of 2000 was $17,868, or $1.01 per diluted share.

Liquidity and Capital Resources (dollars in thousands)



BALANCE SHEET DATA                                                         Balances as of
                                                               --------------------------------------
                                                                June 30, 2001       December 31, 2000
                                                               --------------      ------------------
Cash and cash equivalents                                        $    24,889        $    35,394
Working capital                                                  $    15,329        $    27,213
Current ratio                                                       1.2 to 1           1.4 to 1
Accounts receivable                                              $    21,534        $     3,751
Long-term debt                                                   $    24,345        $    24,054
Ratio of long-term debt to equity                                     1 to 3             1 to 4
Installment loan portfolio                                       $    11,097        $     7,887




Operating activities during the first half of 2001 used net cash of $4,668.

The increase in accounts receivable and reduction in cash and cash equivalents from December 31, 2000 to June 30, 2001, is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables.

Inventory decreased $2,649 from December 31, 2000 to June 30, 2001 as the Company emphasized conservative cash management and a build-for-sale philosophy.

The Company's capital expenditures were $2,595 for the twenty-six weeks ended June 30, 2001, as compared to $2,352 for the comparable period of 2000. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the exercise of a purchase option for a previously leased facility for $1,250 in 2001. The proceeds for this purchase came from an industrial development revenue bond issue. This increase in long-term debt reduced by normal principal payments was the reason for the increase in long-term debt of $291.

The Company purchased 312,200 shares of treasury stock during the first half of 2001 for $608. The Company has authorization to acquire up to 831,200 additional shares under the current program.

The increase in the installment loan portfolio of $3,210 is due primarily to a timing difference in the sale of loans, some of which were sold subsequent to June 30, 2001.

* See Safe Harbor  Statement on page 14.

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


  Tangible net worth       Credit Facility        Applicable interest rate
                                              ----------------------------------
         ("TNW")               Available          Bank's Prime          LIBOR
------------------------  ------------------  -------------------   ------------
Above $85,000              $35,000            less 0.50%            plus 2.00%
$85,000 - $77,000          35% of TNW         less 0.50%            plus 2.00%
$77,000 - $65,000          35% of TNW         prime                 plus 2.50%
$65,000 - $58,000          30% of TNW         plus 0.25%            plus 2.75%


However, in no event may the aggregate outstanding borrowings under the revolving line of credit and term-loan agreement exceed $35,000 (or such lesser amount as may be available). At June 30, 2001, $15,000 was outstanding under the revolving line of credit, against a total lending capacity of $18,643 based on the Company's tangible net worth. At December 31, 2000, $15,000 was outstanding under the revolving line of credit, against a total lending capacity of $27,354 based on the Company's tangible net worth. The Credit Facility provides the option for amounts drawn down for CIS's benefit to be converted to a term loan with respect to borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $35,000 (or such lesser amount as may be available). Interest under the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus 0.75%.

The Credit Facility, as amended, contains certain restrictive covenants which limit, among other things, the Company's ability without the lender's consent to
(i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000,
(iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $18,000, excluding floor plan notes payable which cannot exceed $6,000 and (iv) make annual capital expenditures in excess of $10,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $15,000), debt to tangible net worth ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.75 to 1) commencing with the year ending December 31, 2001 and thereafter, and to maintain a current ratio of at least 1.17 to 1 and the sum of consolidated tangible net worth plus treasury stock purchases, in 2000 and 2001, of at least $58,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. Cavalier was not in violation of any financial covenants of the Credit Facility at June 30, 2001.

Since its inception, CIS has been restricted in the amounts of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. * CIS is currently re-selling loans to other lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements. *

The Company currently believes existing cash and funds available under the credit facility, together with cash provided by operations will be adequate to fund the Company's operations and plans for the remainder of the fiscal year. *However, there can be no assurances to this effect. If it is not, or if the Company is unable to remain in compliance with its covenants under its Credit Facility, the Company would seek to maintain or enhance its liquidity position and capital resources through further modifications to or waivers under the Credit Facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond the control of the Company.


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

* See Safe Harbor  Statement on page 14.

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $2,298 at June 30, 2001. Due to the long-term nature of the benefit liabilities that these assets fund, the Company currently considers its exposure to market risk to be low. * The Company does not believe that a decline in market value of these investments would result in a material near term funding of the trust or exposure to the benefit liabilities funded.*

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed rate contracts with interest rates generally ranging from 9.0% to 14.0% and an average original term of 299 months at June 30, 2001. The Company estimated the fair value of its installment contracts receivable at $11,302 using discounted cash flows and interest rates offered by CIS on similar contracts at June 30, 2001.

The Company has notes payable under retail floor plan agreements and two industrial development revenue bond issues that are exposed to changes in interest rates. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, the Company has five industrial development revenue bond issues at fixed interest rates. The estimated fair value of outstanding borrowings approximated carrying value at June 30, 2001. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at June 30, 2001.

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

* See Safe Harbor  Statement on page 14.

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

Item 4:  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held May 15, 2001. Each person who was then serving as a member of the Board of Directors was re-elected for another year. The votes for each nominee were cast as follows:

                                                                      Shares Voting
                                                     For               Against          Withheld

         J. W. Allison                             16,767,620             -0-            154,080

         Thomas A. Broughton, III                  16,780,921             -0-            140,779

         Barry B. Donnell                          16,767,221             -0-            154,479

         Lee Roy Jordan                            16,768,521             -0-            153,179

         A. Douglas Jumper, Sr.                    16,771,321             -0-            150,379

         Mike Kennedy                              16,753,620             -0-            168,080

         John W Lowe                               16,780,821             -0-            140,879

         Gerald W. Moore                           16,756,020             -0-            165,680

         Michael R. Murphy                         16,774,121             -0-            147,579

         David A. Roberson                         16,768,521             -0-            153,179

The stockholders ratified the Board of Director's appointment of Deloitte & Touche LLP as Independent Certified Public Accountants for the Company. The appointment was ratified by a vote of 16,818,530 shares for, 83,086 shares against and 20,083 abstentions.

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

         (11)Statement re: Computation of Net Income (Loss) per Common Share.

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

                                   Cavalier Homes, Inc.
                                   --------------------
                                   Registrant


Date: August 7, 2001               /s/ David A. Roberson
                                   --------------------------------------
                                   David A. Roberson - President
                                   and Chief Executive Officer


Date: August 7, 2001               /s/ Michael R. Murphy
                                   --------------------------------------
                                   Michael R. Murphy -
                                   Chief Financial Officer (Principal
                                   Financial and Accounting Officer)

                                                        PART II. - EXHIBIT 11
                                                CAVALIER HOMES, INC. AND SUBSIDIARIES
                                           COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE


                                                                        Thirteen Weeks Ended            Twenty-six Weeks Ending
                                                                   ------------------------------    ------------------------------
                                                                      June 30,         June 30,         June 30,         June 30,
                                                                       2001             2000            2001              2000
                                                                   -------------    -------------    ------------     -------------
   Net loss                                                     $    (4,613,000)  $  (13,009,000) $  (14,871,000)  $   (21,646,000)
                                                                   =============    =============    ============     =============

 SHARES:

   Weighted average common shares outstanding (basic)                17,487,843       17,768,472      17,511,405        17,769,640

   Dilutive effect if stock options and warrants were exercised               -                -               -                 -
                                                                   -------------    -------------    ------------     -------------

   Weighted average common shares
       outstanding, assuming dilution (diluted)                      17,487,843       17,768,472      17,511,405        17,769,640
                                                                   =============    =============    ============     =============


   Basic net loss per share                                     $          (.26)  $         (.73) $         (.85)  $         (1.22)
                                                                   =============    =============    ============     =============


   Diluted net loss per share                                   $          (.26)  $         (.73) $         (.85)  $         (1.22)
                                                                   =============    =============    ============     =============