Form 10-Q
period 2001-09-29
CAVALIER HOMES INC
filed 2001-11-07
CIK 789863

UNITED STATES
                             SECURITIES & EXCHANGE COMMISSION
                                Washington, D. C.  20549

                                       FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      September 29, 2001
                                        ----------------------------------------

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        ------------------    ------------------

                       Commission File Number 1-9792

                              Cavalier Homes, Inc.
       -------------------------------------------------------------------
                 (Exact name of Registrant as specified in its charter)


            Delaware                                       63-0949734
-----------------------------------             --------------------------------
 (State or other jurisdiction of                         (IRS Employer
  incorporation or organization)                      Identification Number)



                32 Wilson Boulevard 100, Addison, Alabama 35540
              --------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                 (256) 747-9800
                     ---------------------------------------
               (Registrant's telephone number, including area code)


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                              Outstanding at November 7, 2001
----------------------------                ------------------------------------
Common Stock, $.10 Par Value                          17,659,403 Shares

                                             CAVALIER HOMES, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited - dollars in thousands, except per share amounts)
                                                                                                  September 29,   December 31,
 ASSETS                                                                                              2001             2000
                                                                                                --------------   --------------
 CURRENT ASSETS:
      Cash and cash equivalents                                                              $          21,310  $        35,394
      Accounts receivable, less allowance for losses of $375 (2001) and $346 (2000)                     25,169            3,751
      Notes and installment contracts receivable - current                                               5,767            1,890
      Inventories                                                                                       24,173           21,390
      Deferred income taxes                                                                             12,017           11,776
      Income tax receivable                                                                                  -           15,052
      Other current assets                                                                               2,222            2,211
                                                                                                 --------------   --------------
             Total current assets                                                                       90,658           91,464
                                                                                                 --------------   --------------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                                                    61,625           64,480
                                                                                                 --------------   --------------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,180 (2001 and 2000)                                               4,781            5,079
                                                                                                 --------------   --------------
 GOODWILL, less accumulated amortization of $6,724 (2001) and $5,990 (2000)                             15,712           16,446
                                                                                                 --------------   --------------
 DEFERRED INCOME TAXES                                                                                   4,604            4,591
                                                                                                 --------------   --------------
 OTHER ASSETS                                                                                            4,911            5,535
                                                                                                 --------------   --------------
 TOTAL                                                                                       $         182,291  $       187,595
                                                                                                 ==============   ==============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                                      $           1,254  $         1,154
      Notes payable under retail floor plan agreements                                                   2,641            3,321
      Accounts payable                                                                                  13,423            8,176
      Amounts payable under dealer incentive programs                                                   19,525           21,204
      Accrued compensation and related withholdings                                                      5,539            2,725
      Estimated warranties                                                                              11,510           11,800
      Estimated repurchase commitments                                                                   3,700            4,100
      Accrued insurance                                                                                  5,942            4,615
      Other accrued expenses                                                                            10,458            7,156
                                                                                                 --------------   --------------
             Total current liabilities                                                                  73,992           64,251
                                                                                                 --------------   --------------
 LONG-TERM DEBT                                                                                         24,285           24,054
                                                                                                 --------------   --------------
 OTHER LONG-TERM LIABILITIES                                                                             5,073            4,972
                                                                                                 --------------   --------------
 STOCKHOLDERS' EQUITY:
      Common stock, $.10 par value; authorized 50,000,000 shares,
        issued 18,676,703 (2001) shares and 18,504,266 (2000) shares                                     1,868            1,850
      Additional paid-in capital                                                                        55,917           55,436
      Treasury stock, at cost; 1,017,300 (2001) shares and 705,100 (2000) shares                        (4,101)          (3,493)
      Retained earnings                                                                                 25,257           40,525
                                                                                                 --------------   --------------
             Total stockholders' equity                                                                 78,941           94,318
                                                                                                 --------------   --------------
 TOTAL                                                                                       $         182,291  $       187,595
                                                                                                 ==============   ==============

                                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                            (Unaudited - dollars in thousands except per share amounts)
                                                               Thirteen Weeks Ending                Thirty-nine Weeks Ending
                                                           September 29,     September 30,        September 29,    September 30,
                                                               2001              2000                 2001             2000
                                                          --------------    --------------       --------------   --------------
 REVENUE                                               $        100,945  $         73,213    $         254,460  $       270,095

 COST OF SALES                                                   84,378            64,395              220,826          238,189

 SELLING, GENERAL AND ADMINISTRATIVE                             16,733            18,055               48,680           69,599

 IMPAIRMENT AND OTHER RELATED CHARGES                                 -               103                    -            4,848
                                                          --------------    --------------       --------------   --------------
 OPERATING LOSS                                                    (166)           (9,340)             (15,046)         (42,541)
                                                          --------------    --------------       --------------   --------------
 OTHER INCOME (EXPENSE):
     Interest expense                                              (469)             (769)              (1,564)          (2,008)
     Other, net                                                     238               279                  742              956
                                                          --------------    --------------       --------------   --------------
                                                                   (231)             (490)                (822)          (1,052)
                                                          --------------    --------------       --------------   --------------
 LOSS BEFORE INCOME TAX BENEFIT                                    (397)           (9,830)             (15,868)         (43,593)

 INCOME TAX BENEFIT                                                   -            (3,638)                (600)         (15,755)
                                                          --------------    --------------       --------------   --------------
 NET LOSS                                              $           (397) $         (6,192)   $         (15,268) $       (27,838)
                                                          ==============    ==============       ==============   ==============
 BASIC NET LOSS PER SHARE                              $          (0.02) $          (0.35)   $           (0.87) $         (1.56)
                                                          ==============    ==============       ==============   ==============
 DILUTED NET LOSS PER SHARE                            $          (0.02) $          (0.35)   $           (0.87) $         (1.56)
                                                          ==============    ==============       ==============   ==============
 WEIGHTED AVERAGE SHARES OUTSTANDING                         17,636,780        17,836,486           17,553,350       17,791,922
                                                          ==============    ==============       ==============   ==============
 WEIGHTED AVERAGE SHARES OUTSTANDING,
     ASSUMING DILUTION                                       17,636,780        17,836,486           17,553,350       17,791,922
                                                          ==============    ==============       ==============   ==============
                                                See notes to condensed consolidated financial statements.


                                          CAVALIER HOMES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (Unaudited - in thousands)
                                                                                           Thirty-nine Weeks Ending
                                                                                      September 29,          September 30,
                                                                                          2001                    2000
                                                                                     -------------            ------------
 OPERATING ACTIVITIES:
   Net loss                                                                          $    (15,268)           $    (27,838)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                                       6,187                   7,508
        Provision for credit and accounts receivable losses                                    29                     721
        Gain on sale of installment contracts                                              (1,118)                 (1,671)
        Gain on sale of property, plant and equipment                                        (306)                   (154)
        Impairment and other related charges                                                    -                   4,848
        Other, net                                                                            105                     322
        Changes in assets and liabilities provided (used) cash:
             Accounts receivable                                                          (21,447)                 (7,485)
             Inventories                                                                   (2,783)                 18,933
             Income tax receivable                                                         15,052                 (10,864)
             Accounts payable                                                               5,247                    (603)
             Other assets and liabilities                                                   5,224                    (500)
                                                                                     -------------            ------------
        Net cash used in operating activities                                              (9,078)                (16,783)
                                                                                     -------------            ------------
 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                                 681                   2,327
   Capital expenditures                                                                    (2,973)                 (3,521)
   Purchase of marketable securities                                                            -                  (5,996)
   Proceeds from sale of installment contracts                                             25,026                  52,112
   Net change in notes and installment contracts                                          (27,419)                (47,568)
   Other investing activities                                                                 137                    (511)
                                                                                     -------------            ------------
        Net cash used in investing activities                                              (4,548)                 (3,157)
                                                                                     -------------            ------------
 FINANCING ACTIVITIES:
   Net payments on notes payable                                                             (680)                 (8,451)
   Payments on long-term debt                                                                (919)                   (866)
   Proceeds from long-term borrowings                                                       1,250                  15,000
   Cash dividends paid                                                                          -                  (1,601)
   Proceeds from exercise of stock options                                                      1                       4
   Net proceeds from sales of common stock                                                    498                     123
   Purchase of treasury stock                                                                (608)                    (99)
                                                                                     -------------            ------------
        Net cash provided by (used in) financing activities                                  (458)                  4,110
                                                                                     -------------            ------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (14,084)                (15,830)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                            35,394                  39,635
                                                                                     -------------            ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                        $         21,310            $     23,805
                                                                                     =============            ============
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                                 $          1,472            $      1,864
        Income taxes                                                                      (16,959)                 (3,472)

                                See notes to condensed consolidated financial statements.

                          CAVALIER HOMES, INC. AND SUBSIDIARIES
                  Notes to Condensed Consolidated Financial Statements
                (Unaudited - dollars in thousands except per share data)

1.   BASIS OF PRESENTATION

o The accompanying condensed consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of September 29, 2001, and the results of its operations for the thirteen and thirty-nine week periods ended September 29, 2001 and September 30, 2000, and the results of its cash flows for the thirty-nine week periods ended September 29, 2001 and September 30, 2000. All such adjustments are of a normal, recurring nature.

o The results of operations for the thirteen and thirty-nine weeks ended September 29, 2001 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2000 Annual Report on Form 10-K.

o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:

                                                                 Thirteen Weeks Ended                 Thirty-nine Weeks Ended
                                                           --------------------------------       --------------------------------
                                                            September 29,     September 30,        September 29,      September 30,
                                                               2001              2000                 2001               2000
                                                           -------------     --------------       --------------     -------------
   Weighted average common shares
       outstanding (basic)                                   17,636,780         17,836,486           17,553,350        17,791,922

   Dilutive effect if stock options and warrants                      -                  -                    -                 -
       were exercised                                      -------------     --------------       --------------     -------------

   Weighted average common shares
       outstanding, assuming dilution (diluted)              17,636,780         17,836,486           17,553,350        17,791,922
                                                           =============     ==============       ==============     =============

         Options and warrants that could potentially dilute basic net income per share in the future were not included in the computation of diluted net income per share because to do so would have been antidilutive. All options and warrants for 2001 and 2000 are excluded due to their antidilutive effect as a result of the Company's loss from operations. Antidilutive options and warrants were 2,632,834 in 2001 and 3,020,364 in 2000.

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

     In August 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposition of Long-lived Assets," which is effective for fiscal years beginning after December 15, 2001. Cavalier is currently evaluating SFAS No. 144 and has not yet determined its impact on the Company's consolidated financial statements.

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

4.   INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at September 29, 2001 and December 31, 2000 were as follows:



                                        September 29,    December 31,
                                            2001             2000
                                        -------------    ------------
                    Raw materials         $ 14,366        $ 14,501
                    Work-in-process          2,164           2,224
                    Finished goods           7,643           4,665
                                        -------------    ------------
                    Total inventory       $ 24,173        $ 21,390
                                        =============    ============

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

     Due to deteriorating market conditions, during the thirty-nine weeks ended September 30, 2000, the Company recorded non-cash impairment charges of $4,848 ($3,843 after tax or $0.21 per diluted share) in connection with the closing of four home manufacturing facilities, 11 retail sales center closings or dispositions and the sale of a portion of the Company's insurance and premium finance business. The impairment charge for assets to be held and used includes write-downs of $43 for property, plant and equipment (home manufacturing segment). The impairment charge for assets to be disposed of includes write-downs of $1,607 for property, plant and equipment ($981 home manufacturing segment and $626 retail segment), $3,038 for goodwill ($1,541 retail segment and $1,497 financial services segment), and $160 for non-competition agreements and lease obligations ($228 retail segment and a credit of $68 home manufacturing segment). After recording the impairment charges, the carrying value of the assets to be disposed of was $3,493. The Company developed plans to market the facilities to be disposed of. Before recording the impairment charges, the results of operations for the thirty-nine weeks ended September 30, 2000 included a $2,444 after-tax loss from the retail segment and $100 after-tax income from the financial services segment for assets to be disposed of. The results of operations for the home manufacturing segment related to assets to be disposed of are not separately identifiable, as these closed facilities were not accounted for separately. There were no impairment and other related charges recorded in the first nine months of 2001.

6.   STOCKHOLDERS' EQUITY
     During the first nine months of 2001, the Company repurchased 312,200 shares of stock under its stock repurchase program for $608. At September 29, 2001, a total of 3,168,800 shares had been repurchased for $24,842. The Company retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. Continuing authorization remains under this program for the repurchase of 831,200 additional shares.

7.   CONTINGENCIES
o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and the risk of loss is further reduced by the resale value of repurchased homes. The amount for which the Company is contingently liable under such agreements approximated $147,000 at September 29, 2001. The Company has an accrual for estimated losses on repurchase commitments of $3,700 (at September 29, 2001) and $4,100 (at December 31, 2000) based on prior experience and market conditions.

o The Company's workers' compensation (prior to February 1, 1999), product liability and general liability (prior to April 1, 2001) insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At September 29, 2001, the Company was contingently liable for future retrospective premium adjustments up to a maximum of approximately $14,856 in the event that additional losses are reported related to prior periods. During 1999, the Company's workers' compensation coverage was converted to a fully insured, large deductible policy, and during 2001, the Company's product liability and general liability insurance coverages were converted to fully insured, large deductible policies.

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

o The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $3,405. At September 29, 2001, $5,769 was outstanding under the various guarantees, of which the Company had guaranteed $1,917.

* See Safe Harbor Statement on page 16.

8.   SEGMENT INFORMATION
     Segment information relating to the thirteen and thirty-nine weeks ending September 29, 2001 and September 30, 2000 is presented below:

                                          Thirteen Weeks Ended                        Thirty-nine Weeks Ended
                                ------------------------------------------    -----------------------------------------

                                September 29, 2001       September 30, 2000   September 29, 2001      September 30, 2000
                                -----------------        -----------------    -----------------       -----------------
Gross revenue:
  Home manufacturing                    $ 98,633                 $ 69,062            $ 246,080               $ 252,050
  Financial services                         724                    1,132                2,204                   4,169
  Retail                                   1,790                    3,382                5,183                  14,188
  Other                                    8,099                    6,691               19,683                  23,516
                                -----------------        -----------------    -----------------       -----------------

      Gross revenue                    $ 109,246                 $ 80,267            $ 273,150               $ 293,923
                                =================        =================    =================       =================

Intersegment revenue:
  Home manufacturing                     $ 1,515                  $ 1,171              $ 3,067                 $ 4,392
  Financial services                           -                        -                    -                       -
  Retail                                       -                        -                    -                       -
  Other                                    6,786                    5,883               15,623                  19,436
                                -----------------        -----------------    -----------------       -----------------

      Intersegment revenue               $ 8,301                  $ 7,054             $ 18,690                $ 23,828
                                =================        =================    =================       =================

Revenue from external customers:
  Home manufacturing                    $ 97,118                 $ 67,891            $ 243,013               $ 247,658
  Financial services                         724                    1,132                2,204                   4,169
  Retail                                   1,790                    3,382                5,183                  14,188
  Other                                    1,313                      808                4,060                   4,080
                                -----------------        -----------------    -----------------       -----------------

      Total revenue                    $ 100,945                 $ 73,213            $ 254,460               $ 270,095
                                =================        =================    =================       =================

Operating profit (loss):
  Home manufacturing                       $ 602                 $ (6,664)           $ (10,820)              $ (26,202)
  Financial services                          16                      (47)                  33                  (1,247)
  Retail                                     (34)                    (701)                   9                  (6,981)
  Other                                    1,081                      (44)               1,533                    (910)
  Elimination                               (111)                     (27)                 (58)                  1,012
                                -----------------        -----------------    -----------------       -----------------
  Segment operating profit (loss)          1,554                   (7,483)              (9,303)                (34,328)

  General corporate                       (1,720)                  (1,857)              (5,743)                 (8,213)
                                -----------------        -----------------    -----------------       -----------------

      Operating loss                      $ (166)                $ (9,340)           $ (15,046)              $ (42,541)
                                =================        =================    =================       =================

                                September 29, 2001       December 31, 2000
                                -----------------        -----------------
Identifiable assets:
  Home manufacturing                   $ 124,233                $ 131,925
  Financial services                      12,973                   12,674
  Retail                                   5,775                   11,006
  Other                                   16,094                   14,153
  Elimination                            (57,691)                 (45,526)
                                -----------------        -----------------

  Segment assets                         101,384                  124,232
  General corporate                       80,907                   63,363
                                -----------------        -----------------

      Total assets                     $ 182,291                $ 187,595
                                =================        =================

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements  (See pages 2 through 6)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry and Company Outlook
Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Inventory oversupply at the retail level continues to have a significant impact on wholesale shipments as it did during much of 1999 and 2000. The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments declined 26.6% through September 2001 as compared to the same period of 2000, following a 23.4% decline from the first nine months of 1999 to the same period in 2000. The industry also has been impacted by an increase in dealer failures, a reduction in available consumer credit and wholesale financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed some locations. The Company believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, further tightening of credit standards and a further reduction in the availability of wholesale and retail financing. *

Since the fall of 1999, Cavalier has idled nine home manufacturing plants, one of which was re-opened during the fourth quarter of 2000, and disposed of the operations of one other. Another plant was destroyed by fire in June 2000 (a previously idled facility was re-opened to replace that capacity). Consequently, at September 29, 2001, Cavalier operated a total of 15 home manufacturing facilities, reflecting an approximate one-third reduction in manufacturing capacity. Despite this consolidation of its manufacturing facilities, the Company does not believe it has reduced the breadth of its product offering. * On the retail side, the Company has closed or disposed of 11 of its 16 retail sales centers. In terms of operating costs, Cavalier has made cost reductions in virtually all areas of the Company, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce by approximately 40% since December 31, 1998. The Company is continuing to evaluate capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idlings and closings and methods designed to address the Company's decline in revenue in light of developing market and business conditions. * The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

After substantial losses since the third quarter of 1999, the Company's results this quarter showed significant improvement. Although industry conditions remained challenging, the Company's floor shipments increased 44.9% during the third quarter of 2001 as compared to the third quarter of 2000. This is the second consecutive interim period since the first quarter of 1999 that quarterly floor shipments have improved on a year-over-year basis. The third quarter of 2001 was also the first interim period since the first quarter of 1999 in which the Company recorded revenue growth over the comparable prior year period. The Company is uncertain at this time as to the extent and duration of the effects resulting from the terrorist attacks on the United States which began on September 11, 2001, the general economic slowdown and continuing adverse industry conditions will have on the Company's future revenue and earnings. * The Company's revenues during the fourth quarter-to-date have improved over the same period in 2000, however the Company has seen a reduction in order flow in October and currently expects the results of operations for the fourth quarter of 2001 to be in the range of a small profit to a modest loss. *

* See Safe Harbor Statement on page 16.

Results of Operations (dollars in thousands)
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:

STATEMENT OF OPERATIONS  DATA                                     For the Thirteen Weeks Ended
                                      -------------------------------------------------------------------------------------
                                         September 29,            September 30,                 Difference
                                             2001                      2000                    ------------
                                         ------------             -------------
Revenue:
   Home manufacturing net sales        $      97,118            $       67,891                $      29,227
   Financial services                            724                     1,132                         (408)
   Retail                                      1,790                     3,382                       (1,592)
   Other                                       1,313                       808                          505
                                         ------------             -------------                 ------------

Total revenue                          $     100,945     100.0% $       73,213        100.0%  $      27,732          37.9%
Cost of sales                                 84,378      83.6%         64,395         88.0%         19,983          31.0%
                                         ------------  ---------  -------------  ------------   ------------   ------------

Gross profit                           $      16,567      16.4% $        8,818         12.0%  $       7,749          87.9%
                                         ============  =========  =============  ============   ============   ============

Selling, general and administrative    $      16,733      16.6% $       18,055         24.7%  $      (1,322)         -7.3%

Impairment and other related charges   $           -       0.0% $          103          0.1%  $        (103)       -100.0%
                                         ------------  ---------  -------------  ------------   ------------   ------------

Operating loss                         $        (166)     -0.2% $       (9,340)       -12.8%  $       9,174         -98.2%
                                         ------------  ---------  -------------  ------------   ------------   ------------

Other income (expense):
   Interest expense                    $        (469)     -0.5% $         (769)        -1.1%  $         300         -39.0%
   Other, net                                    238       0.2%            279          0.4%            (41)        -14.7%
                                         ------------  ---------  -------------  ------------   ------------   ------------

                                       $        (231)     -0.2% $         (490)        -0.7%  $         259         -52.9%
                                         ============  =========  =============  ============   ============   ============

Loss before income tax benefit         $        (397)     -0.4% $       (9,830)       -13.4%  $       9,433         -96.0%

Income tax benefit                     $           -       0.0% $       (3,638)        -5.0%  $       3,638        -100.0%
                                         ------------  ---------  -------------  ------------   ------------   ------------

Net loss                               $        (397)     -0.4% $       (6,192)        -8.5%  $       5,795         -93.6%
                                         ============  =========  =============  ============   ============   ============

                                                                For the Thirty-nine Weeks Ended
                                      -------------------------------------------------------------------------------------
                                         September 29,            September 30,                 Difference
                                             2001                      2000                    ------------
                                         ------------             -------------
Revenue:
   Home manufacturing net sales        $     243,013            $      247,658                $      (4,645)
   Financial services                          2,204                     4,169                       (1,965)
   Retail                                      5,183                    14,188                       (9,005)
   Other                                       4,060                     4,080                          (20)
                                         ------------             -------------                 ------------

Total revenue                          $     254,460     100.0% $      270,095        100.0%  $     (15,635)         -5.8%
Cost of sales                                220,826      86.8%        238,189         88.2%        (17,363)         -7.3%
                                         ------------  ---------  -------------  ------------   ------------   ------------

Gross profit                           $      33,634      13.2% $       31,906         11.8%  $       1,728           5.4%
                                         ============  =========  =============  ============   ============   ============

Selling, general and administrative    $      48,680      19.1% $       69,599         25.8%  $     (20,919)        -30.1%

Impairment and other related charges   $           -       0.0% $        4,848          1.8%  $      (4,848)       -100.0%
                                         ------------  ---------  -------------  ------------   ------------   ------------

Operating loss                         $     (15,046)     -5.9% $      (42,541)       -15.8%  $      27,495         -64.6%
                                         ------------  ---------  -------------  ------------   ------------   ------------

Other income (expense):
   Interest expense                    $      (1,564)     -0.6% $       (2,008)        -0.7%  $         444         -22.1%
   Other, net                                    742       0.3%            956          0.4%           (214)        -22.4%
                                         ------------  ---------  -------------  ------------   ------------   ------------

                                       $        (822)     -0.3% $       (1,052)        -0.4%  $         230         -21.9%
                                         ============  =========  =============  ============   ============   ============

Loss before income tax benefit         $     (15,868)     -6.2% $      (43,593)       -16.1%  $      27,725         -63.6%

Income tax benefit                     $        (600)     -0.2% $      (15,755)        -5.8%  $      15,155         -96.2%
                                         ------------  ---------  -------------  ------------   ------------   ------------

Net loss                               $     (15,268)     -6.0% $      (27,838)       -10.3%  $      12,570         -45.2%
                                         ============  =========  =============  ============   ============   ============

OPERATING DATA                                  For the Thirteen Weeks Ended        For the Thirty-nine Weeks Ended
                                             -----------------------------------  ------------------------------------
                                              September 29,     September 30,      September 29,      September 30,
                                                   2001              2000              2001               2000
                                             ----------------  -----------------  -----------------  -----------------
Home manufacturing sales:
Floor shipments                               5,837              4,029             14,963             14,789
Home shipments:
 Single section                               1,323    37.0%       819    33.9%     3,045    33.8%     3,732    40.4%
 Multi-section                                2,257    63.0%     1,600    66.1%     5,960    66.2%     5,509    59.6%
                                             -------  -------  --------  -------  --------  -------  --------   ------

Total shipments                               3,580   100.0%     2,419   100.0%     9,005   100.0%     9,241   100.0%

Shipments to company-owned retail locations     (55)    1.5%       (47)    1.9%      (113)    1.3%      (165)    1.8%
                                             -------  -------  --------  -------  --------  -------  --------   ------

Wholesale shipments to independent dealers    3,525    98.5%     2,372    98.1%     8,892    98.7%     9,076    98.2%
                                             =======  =======  ========  =======  ========  =======  ========   ======

Retail sales:
 Single section                                  27    47.4%        60    51.3%        57    38.0%       283    53.1%
 Multi-section                                   30    52.6%        57    48.7%        93    62.0%       250    46.9%
                                             -------  -------  --------  -------  --------  -------  --------   ------

Total sales                                      57   100.0%       117   100.0%       150   100.0%       533   100.0%
                                             =======  =======  ========  =======  ========  =======  ========   ======

Cavalier-produced homes sold                     48    84.2%        90    76.9%       127    84.7%       431    80.9%
                                             =======  =======  ========  =======  ========  =======  ========   ======

Used homes sold                                   9    15.8%        25    21.4%        22    14.7%        91    17.1%
                                             =======  =======  ========  =======  ========  =======  ========   ======

Other Operating Data:
Installment loan purchases                 $  9,509          $  17,252          $  28,099          $  49,376

Capital expenditures                       $    378          $   1,169          $   2,973          $   3,521

Home manufacturing facilities - operating        15                 14                 15                 14

Independent exclusive dealer locations          221                204                221                204

Company-owned retail locations                    5                  5                  5                  5

Thirteen weeks ended September 29, 2001 and September 30, 2000
Revenue
Revenue for the third   quarter  of  2001 totaled $100,945, an increase of 37.9%
over 2000 third quarter revenue of $73,213.

Home manufacturing net sales improved against the comparable 2000 period, increasing 43% to $97,118, net of intercompany eliminations of $1,515 in the third quarter of 2001. Net sales for the third quarter of 2000 were $67,891, net of intercompany eliminations of $1,171. Home shipments increased 48%, with floor shipments increasing by 44.9%. Multi-section home shipments, as a percentage of total shipments, were 66.1% of shipments in the third quarter of 2000 as compared to 63% of shipments in 2001. Actual shipments of homes for the third quarter of 2001 were 3,580 versus 2,419 in 2000.

Cavalier attributes the increase in sales and shipments primarily to its aggressive marketing strategies and its product offerings. * Approximately 83% of Cavalier's shipments was to its core market of 11 states, where the Company's floor shipments increased 43.2% compared to the third quarter of 2000, and the industry declined 16.8% during this same period.

Revenue from the financial services segment declined to $724 for the third quarter of 2001 compared to $1,132 in 2000, due primarily to a lower volume of installment contracts sold. During the third quarter of 2001, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $9,509 and resold installment contracts totaling $9,531. In the third quarter of 2000, CIS purchased contracts of $17,252 and resold installment contracts totaling $16,481. CIS does not retain the servicing function and does not earn the interest income on these resold loans. CIS purchased fewer loans in the third quarter of 2001 as compared to the third quarter of 2000 primarily due to the industry conditions cited above.

Revenue from the retail segment was $1,790 for the third quarter of 2001 compared to $3,382 in 2000 due primarily to a reduced number of operating retail sales centers. Inventory liquidation for closed retail locations was ongoing during the third quarter of 2000. During 2000, the Company closed or sold eleven under-performing retail locations, bringing the number of company-owned retail locations to five at September 29, 2001.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses. Revenues from external customers increased for the third quarter of 2001 to $1,313 compared to $808 for the third quarter of 2000. The increase is due primarily to price increases at one supply company.

Gross Profit
Gross profit was $16,567,  or 16.4% of total  revenue,  for the third quarter of

* See Safe Harbor Statement on page 16.

2001, versus $8,818, or 12% of total revenue, in 2000. The Company attributes the increase in gross margin to improved efficiency due to higher levels of production, labor efficiencies and improved materials cost. *

Selling, General and Administrative
Selling, general and administrative expenses during the third quarter of 2001 were $16,733, or 16.6% of total revenue, versus $18,055, or 24.7% of total revenue in 2000, a decrease of $1,322. The overall decrease includes a $152 reduction in employee benefits cost (primarily health insurance), a $305 reduction in service and warranty cost, a $248 decrease in inventory repurchase charges, a $535 reduction due to business units sold since the third quarter of 2000, a $363 reduction due to scaled-back retail operations, and a $312 reduction in management information system costs. These reductions were offset primarily by an increase of $209 in salaries, wages and incentive compensation and an increase of $316 in advertising and promotion costs, including costs to support the exclusive dealer program.

Impairment and Other Related Charges
Impairment and other related charges totaling $103 ($65 after tax or $0.00 per diluted share) were recorded in the third quarter of 2000 reflecting primarily the closing of one under-performing company-owned retail sales center. There were no impairment charges recorded in the third quarter of 2001.

Operating Loss
Operating loss for the quarter was $166, compared to an operating loss of $9,340 in the third quarter of 2000. Home manufacturing operating loss improved from $6,664 in the third quarter of 2000 to an operating profit of $602 in the third quarter of 2001 primarily due to the increase in revenue and gross profit and to reduced selling, general and administrative expenses. In addition, on October 2, 2000, the Company sold the inventory, tools and supplies at an under-performing home manufacturing operation in Adrian, Georgia, and leased the facility to a third party with an option to purchase. The operating loss during the third quarter of 2000 attributable to the Adrian plant, together with inventory valuation and other charges recorded in the quarter in connection with the transaction, totaled $1,970. Financial services operating loss improved from $47 in the third quarter of 2000 to an operating profit of $16 in the third quarter of 2001, due primarily to the decrease in selling, general and administrative expenses, offset by reduced earnings from installment contract sales. The retail segment's operating loss improved from $701 in the third quarter of 2000 to $34 in the third quarter of 2001 due primarily to the scaling back of locations and retail infrastructure over the prior year. The other segment operating loss improved from $44 in the third quarter of 2000 to an operating profit of $1,081 in the third quarter of 2001, due mainly to improved margins at one supply company and the addition of a new supply company in 2001. In addition, general corporate operating expense, which is not identifiable to a specific segment, decreased $137 primarily due to a decrease in costs associated with the Company's management information system.

Other Income (Expense)
Interest expense decreased $300 due primarily to a reduction in notes payable under retail floor plan agreements and lower interest rates on amounts outstanding under the Company's line of credit. Other, net decreased $41 due primarily to lower interest income on operating bank balances, partially offset by higher gains on the sale of property, plant and equipment during the third quarter of 2001.

Net Loss before Income Tax Benefit
The Company's pre-tax loss for the third quarter was $397, reflecting a 96% improvement over the pre-tax loss of $9,830 in the third quarter of 2000. The prior-year pre-tax loss included impairment and other related charges totaling $103, charges for anticipated dealer failures of $786, retail inventory valuation charges of $292 and $1,970 of charges relating to a plant disposition. In the third quarter of 2001, the Company recorded charges of $539 for anticipated dealer failures. There were no impairment or retail inventory valuation charges recorded in the third quarter of 2001.

Net Loss
The Company recorded an income tax benefit of $600 in the first quarter of 2001 relating to future income tax refunds and certain carryforward items, but did not record any additional benefit for net operating losses in the second or third quarter of 2001, because management believes it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of Statement of Financial Accounting Standards ("SFAS") No.109 Accounting for Income Taxes. * In the third quarter of 2000, the Company recorded an income tax benefit of $3,638. The net loss for the third quarter of 2001 was $397, or $0.02 per diluted share, compared with a net loss in the prior-year period of $6,192, or $0.35 per diluted share.

* See Safe Harbor Statement on page 16.

Thirty-nine weeks ended September 29, 2001 and September 30, 2000
Revenue
Revenue for the thirty-nine weeks ending September 29, 2001 totaled $254,460, down 5.8% from 2000 year-to-date revenue of $270,095. During the first half of 2001 the Company's revenue and profit were adversely affected by challenging market conditions, including, among other things, intense competition, the ongoing contraction of dealer locations, reduced lending capacity, inventory over-supply at the retail level, repossessed homes which re-enter home distribution channels and homes repurchased from dealers which are subsequently re-sold through the Company's dealer network.

Home manufacturing net sales declined against the comparable 2000 period, falling 1.9% to $243,013 net of intercompany eliminations of $3,067 in the first nine months of 2001. Net sales for the first nine months of 2000 were $247,658, net of intercompany eliminations of $4,392. Home shipments decreased 2.6%, with floor shipments increasing by 1.2%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 59.6% of shipments in 2000 to 66.2% of shipments in 2001. The expansion of the Company's multi-section product base is in response to increasing consumer demand for multi-section homes as compared to single section homes. Actual shipments of homes for the thirty-nine weeks ending September 29, 2001 were 9,005 versus 9,241 in 2000.

Cavalier attributes the decrease in sales and shipments primarily to the unfavorable industry conditions described above experienced by the Company during the first half of the year. * While industry conditions remained challenging, the Company's sales and shipments improved during the third quarter of 2001 as compared to the same period in 2000, due primarily to the Company's aggressive marketing strategies and its product offerings. Approximately 85% of Cavalier's shipments were to its core market of 11 states, where the Company's floor shipments declined 0.7% compared to the first nine months of 2000 and the industry declined 32.2% during the same period. The Company has pursued a strategy of working closely with its dealers to assist them in reducing retail inventories, which also reduces the Company's risk associated with dealer failures. The Company believes this inventory reduction strategy contributed to its disproportionate decline in floor shipments in relation to the industry's decline since mid-1999 and until the first quarter of 2001 through the third quarter of 2001, when Cavalier's rate of decline in floor shipments was below the level experienced by the industry. * The Company's inventory at all retail locations, including company-owned retail sales centers, declined 18% to approximately $164,000 at September 29, 2001 from $200,000 at September 30, 2000 and 14% from $191,000 at year end 2000. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment decreased 47.1% to $2,204 for the first nine months of 2001 compared to $4,169 in 2000, due primarily to a lower volume of installment contracts sold. For 2001, CIS has purchased contracts of $28,099 and resold installment contracts totaling $23,908. In 2000, CIS purchased contracts of $49,376 and resold installment contracts totaling $50,441. CIS does not retain the servicing function and does not earn the interest income on these resold loans. CIS purchased fewer loans in the first nine months of 2001 as compared to 2000 primarily due to the industry conditions cited above.

Revenue from the retail segment was $5,183 for the first thirty-nine weeks of 2001 compared to $14,188 in 2000 due primarily to a reduced number of operating retail sales centers. During 2000, the Company closed or sold eleven under-performing retail locations bringing the number of company-owned retail locations to five at September 29, 2001.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses. Revenues from external customers remained stable for the first thirty-nine weeks of 2001 at $4,060 compared to $4,080 for 2000.

Gross Profit
Gross profit was $33,634, or 13.2% of total revenue, for the first nine months of 2001, versus $31,906, or 11.8%, in 2000. The Company attributes the increase in gross margin to improved efficiency due to higher levels of production, labor efficiencies and improved materials cost. *

Selling, General and Administrative
Selling, general and administrative expenses during the first nine months of 2001 were $48,680, or 19.1% of total revenue, versus $69,599, or 25.8% of total revenue in 2000, a decrease of $20,919. The overall decrease includes a $2,537 reduction in salaries, wages and incentive compensation, a $1,363 reduction in employee benefits cost (primarily health insurance), a $3,531 reduction in advertising and promotion costs, including costs to support the exclusive dealer program, a $1,104 reduction in service and warranty cost, a $6,008 decrease in inventory repurchase charges, a $2,027 reduction due to business units sold

* See Safe Harbor Statement on page 16.

since the first quarter of 2000, a $1,881 reduction due to scaled-back retail operations, and a $1,240 reduction in management information system costs.

Impairment and Other Related Charges
Impairment charges totaling $4,848 ($3,843 or $0.21 per diluted share after tax) were recorded in the period ending September 30, 2000. These charges were recorded in connection with the closings of four manufacturing facilities ($956) and 11 company-owned retail locations ($2,395) and the sale of a portion of the Company's insurance and premium finance business ($1,497) - a step related to the scaling back of the Company's retail operations. One previously closed home manufacturing facility has been reopened to replace the production capacity of another facility that was destroyed by fire in June 2000. These closed manufacturing facilities' production has been consolidated into other plants. There were no comparable charges recorded in the first nine months of 2001.

Operating Loss
Operating loss year-to-date was $15,046, compared to an operating loss of $42,541 in 2000. Home manufacturing operating loss improved from $26,202 in the first thirty-nine weeks of 2000 to $10,820 in the same period of 2001 primarily due to the increase in gross margin, the reduction in impairment and other related charges, and the improved selling, general and administrative expenses. The thirty-nine weeks results in 2000 included an operating loss and inventory and equipment valuation charges relating to the Adrian plant totaling $3,450. Financial services operating loss improved from $1,247 in the first nine months of 2000 to an operating profit of $33 in 2001, due primarily to the decrease in impairment and other related charges noted above, offset by reduced earnings from installment contract sales. The retail segment's operating loss improved from $6,981 in the first thirty-nine weeks of 2000 to an operating profit of $9 in the same period of 2001 due to the decrease in impairment and other related charges and the scaling back of locations and retail infrastructure over the prior year as discussed above. Year-to-date 2000 also included $2,004 in inventory valuation charges for the retail segment. The other segment operating loss improved from $910 in the first thirty-nine weeks of 2000 to an operating profit of $1,533 in 2001, due mainly to improved margins at several supply companies and the addition of a new supply company in the first thirty-nine weeks of 2001. In addition, general corporate operating expense, which is not identifiable to a specific segment, decreased $2,470 primarily due to a decrease in costs associated with the Company's management information system and a reduction in salaries, wages and incentive compensation.

Other Income (Expense)
Interest expense decreased $444 due primarily to a reduction in notes payable under retail floor plan agreements and lower interest rates on amounts outstanding under the Company's line of credit. Other, net decreased $214 due primarily to interest income on operating bank balances, partially offset by higher gains on the sale of property, plant and equipment in 2001.

Net Loss before Income Tax Benefit
The Company's pre-tax loss year-to-date was $15,868, reflecting a 63.6% improvement over the pre-tax loss of $43,593 in 2000. The prior-year pre-tax loss included impairment and other related charges of $4,848, charges for anticipated dealer failures of $7,317, retail inventory valuation charges of $2,004 and $3,450 of charges related to a plant disposition. In the first nine months of 2001, the Company recorded charges of $1,309 for anticipated dealer failures. There were no impairment or retail inventory valuation charges recorded in the first nine months of 2001.

Net Loss
The Company recorded an income tax benefit of $600 in the first quarter of 2001 relating to future income tax refunds and certain carryforward items, but did not record any additional benefit for net operating losses in the second or third quarter of 2001, because management believes it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No.109 Accounting for Income Taxes. * In the first nine months of 2000, the Company recorded an income tax benefit of $15,755. The net loss for the first thirty-nine weeks of 2001 was $15,268, or $0.87 per diluted share, compared with a net loss in the prior-year period of $27,838, or $1.56 per diluted share. Before impairment charges related to the closures discussed above, the Company's net loss in the first nine months of 2000 was $23,995, or $1.35 per diluted share.

* See Safe Harbor Statement on page 16.

Liquidity and Capital Resources (dollars in thousands)
BALANCE SHEET DATA                                    Balances as of
                                           -------------------------------------
                                            September 29,           December 31,
                                               2001                    2000
                                           -------------           -------------
Cash and cash equivalents                   $    21,310             $    35,394
Working capital                             $    16,666             $    27,213
Current ratio                                  1.2 to 1                1.4 to 1
Accounts receivable                         $    25,169             $     3,751
Long-term debt                              $    24,285             $    24,054
Ratio of long-term debt to equity                1 to 3                  1 to 4
Installment loan portfolio                  $    10,591             $     7,887

Operating activities during the first nine  months  of  2001  used   net cash of
$9,078.

The increase in accounts receivable and reduction in cash and cash equivalents from December 31, 2000 to September 29, 2001 is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables.

The Company's capital expenditures were $2,973 for the thirty-nine weeks ended September 29, 2001, as compared to $3,521 for the comparable period of 2000. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the exercise of a purchase option for a previously leased facility for $1,250 in 2001. The proceeds for this purchase came from an industrial development revenue bond issue. This increase in long-term debt reduced by normal principal payments resulted in an increase in long-term debt of $231.

The Company purchased 312,200 shares of treasury stock during the first nine months of 2001 for $608. The Company has authorization to acquire up to 831,200 additional shares under the current program.

The increase in the installment loan portfolio of $2,704 is due primarily to a timing difference in the sale of loans, some of which were sold subsequent to September 29, 2001.

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

       Tangible net worth    Credit Facility    Applicable interest rate
                                              ---------------------------
            ("TNW")            Available        Bank's Prime      LIBOR
     --------------------   ---------------    --------------  -----------
      Above $85,000           $35,000           less 0.50%      plus 2.00%
      $85,000 - $77,000       35% of TNW        less 0.50%      plus 2.00%
      $77,000 - $65,000       35% of TNW        prime           plus 2.50%
      $65,000 - $58,000       30% of TNW        plus 0.25%      plus 2.75%

However, in no event may the aggregate outstanding borrowings under the revolving line of credit and term-loan agreement exceed $35,000 (or such lesser amount as may be available). At September 29, 2001, $15,000 was outstanding under the revolving line of credit, against a total borrowing capacity of $17,092 based on the Company's tangible net worth. At December 31, 2000, $15,000 was outstanding under the revolving line of credit, against a total borrowing capacity of $27,354 based on the Company's tangible net worth. The Credit
Facility provides the option for amounts drawn down for CIS's benefit to be converted to a term loan with respect to borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $35,000 (or such lesser amount as may be available). Interest under the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus 0.75%.

The Credit Facility, as amended, contains certain restrictive covenants which limit, among other things, the Company's ability without the lender's consent to
(i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000,
(iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $18,000, excluding floor plan notes payable which cannot exceed $6,000 and (iv) make annual capital expenditures in excess of $10,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $15,000), debt to tangible net worth ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.75 to 1) commencing with the year ending December 31, 2001 and thereafter, and to maintain a current ratio of at least 1.17 to 1 and the sum of consolidated tangible net worth plus treasury stock purchases, in 2000 and 2001, of at least $58,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. Cavalier was not in violation of any financial covenants of the Credit Facility at September 29, 2001.

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

Impact of Accounting Statements
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement is effective for financial statements issued for years beginning after December 15, 2001. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. Cavalier is currently evaluating SFAS No. 142 and has not yet determined its impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144,"Accounting for the Impairment or Disposition of Long-lived Assets," which is effective for fiscal years beginning after December 15, 2001. Cavalier is currently evaluating SFAS No. 144 and has not yet determined its impact on the Company's consolidated financial statements.

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

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $2,168 at September 29, 2001. Due to the long-term nature of the benefit liabilities that these assets fund, the Company currently considers its exposure to market risk to be low. * The Company does not believe that a decline in market value of these investments would result in a material near term funding of the trust or exposure to the benefit liabilities funded.*

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed

* See Safe Harbor Statement on page 16.

rate contracts with interest rates generally ranging from 9.0% to 16.0% and an average original term of 295 months at September 29, 2001. The Company estimated the fair value of its installment contracts receivable at $10,816 using discounted cash flows and interest rates offered by CIS on similar contracts at September 29, 2001.

The Company has notes payable under retail floor plan agreements and two industrial development revenue bond issues that are exposed to changes in interest rates. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, the Company has five industrial development revenue bond issues at fixed interest rates. The estimated fair value of outstanding borrowings approximated carrying value at September 29, 2001. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at September 29, 2001.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement  under the Private Securities  Litigation  Reform  Act  of
1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
o        limitations in Cavalier's ability to pursue its business strategy;
o        acceptance of Cavalier's new product initiatives;
o changes in demographic trends, consumer preferences and Cavalier's business strategy;
o        changes  and  volatility  in  interest  rates and the  availability  of capital  and  consumer and dealer financing;
o        changes in level of industry retail inventories;
o        the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other personnel;
o        competition;
o        contingent repurchase and guaranty obligations;
o        uncertainties regarding Cavalier's retail financing activities;
o        the potential unavailability and price increases for raw materials;
o        the potential unavailability of manufactured housing sites;
o        regulatory constraints;
o        the potential for additional warranty claims;
o        litigation;
o        the potential volatility in our stock price; and
o currency fluctuations, exchange controls, market disruptions and other effects resulting from the terrorist attacks on September 11, 2001 and actions, including armed conflict by the United States and other governments, in reaction thereto.

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

                                   Cavalier Homes, Inc.
                                   --------------------------------------
                                   Registrant


Date: November 7, 2001             /s/ David A. Roberson
                                   --------------------------------------
                                   David A. Roberson - President
                                   and Chief Executive Officer


Date: November 7, 2001             /s/ Michael R. Murphy
                                   --------------------------------------
                                   Michael R. Murphy -
                                   Chief Financial Officer (Principal
                                   Financial and Accounting Officer)

                                                  PART II. - EXHIBIT 11
                                           CAVALIER HOMES, INC. AND SUBSIDIARIES
                                    COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE


                                                          Thirteen Weeks Ended                    Thirty-nine Weeks Ending
                                                  ------------------------------------    -----------------------------------
                                                   September 29,         September 30,     September 29,         September 30,
                                                       2001                  2000              2001                  2000
                                                  --------------        --------------    --------------        -------------
   Net loss                                    $       (397,000)     $     (6,192,000) $    (15,268,000)    $    (27,838,000)
                                                  ==============        ==============    ==============        =============
 SHARES:

   Weighted average common shares outstanding        17,636,780            17,836,486        17,553,350           17,791,922
      (basic)
   Dilutive effect if stock options and warrants              -                     -                 -                    -
      were exercise                               --------------        --------------    --------------        -------------

   Weighted average common shares
       outstanding, assuming dilution (diluted)      17,636,780            17,836,486        17,553,350           17,791,922
                                                  ==============        ==============    ==============        =============

   Basic net loss per share                    $           (.02)     $           (.35) $           (.87)    $          (1.56)
                                                  ==============        ==============    ==============        =============

   Diluted net loss per share                  $           (.02)     $           (.35) $           (.87)    $          (1.56)
                                                  ==============        ==============    ==============        =============