Form 10-K
period 2001-12-31
CAVALIER HOMES INC
filed 2002-03-25
CIK 789863

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2001
         OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

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

      32 Wilson Boulevard 100,
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of March 19, 2002, was $56,024,518.

                 Indicate   the number of shares outstanding of
                     each of the Registrant's classes of
                      common stock, as of March 19, 2002.
                                 17,663,644

                          Common, $0.10 par value
                    Documents Incorporated by Reference
              Part III of this report incorporates by reference
             certain portions of the Registrant's Proxy Statement
               for its Annual Meeting of Stockholders to be held
                               May 21, 2002.

                            CAVALIER HOMES, INC.
                         ANNUAL REPORT ON FORM 10-K
                    FOR THE YEAR ENDED DECEMBER 31, 2001

                                 PART I

ITEM 1.       BUSINESS

General
Cavalier Homes, Inc. (the "Company"), incorporated in 1984, is a Delaware corporation with its executive offices located at 32 Wilson Boulevard 100, Addison, Alabama 35540. Effective December 31, 1997, the Company completed a merger (the "Merger") involving Belmont Homes, Inc. ("Belmont"), pursuant to which the Company issued 7,555,121 shares of its common stock in exchange for Belmont's common stock and Belmont became a wholly owned subsidiary of the Company. The information herein is presented on a combined basis. Unless otherwise indicated by the context, references in this report to the "Company" or to "Cavalier" include the Company, its subsidiaries, divisions of these subsidiaries and their respective predecessors, if any.

Cavalier is engaged in the production, sale, financing and insuring of manufactured homes. The Company has chosen to build its distribution system around independent dealers, including independent exclusive dealers, which the Company believes gives it many of the same efficiencies and market presence that captive retail centers provide to other companies. At December 31, 2001, Cavalier had a total of 242 dealer locations participating in its Exclusive Dealer Program, including five Company-owned retail locations. In addition, the Company markets its homes through approximately 600 active non-exclusive independent dealer locations in approximately 30 states.

The Company designs and manufactures a wide range of homes with a focus on serving the low- to medium-priced manufactured housing market in the South Central and South Atlantic regions of the United States. The Company's homes are sold under multiple brand names, include appliances, may be furnished and are comprised of one or more floor sections. At December 31, 2001, the Company operated 14 home manufacturing facilities, one plant that manufactures laminated wallboard and a cabinet manufacturing operation. Cavalier also participates in joint ventures with other manufactured housing companies for lumber distribution and the manufacture of roof trusses and cabinet doors.

Through its financial services segment, the Company purchases qualifying retail installment sales contracts primarily for manufactured homes sold through its dealer network and sells various commissioned insurance products to the retail home buyer. Beginning in 1998, the business focus of CIS Financial Services, Inc. ("CIS"), formerly Cavalier Acceptance Corporation, the Company's finance subsidiary, changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers that are subsequently re-sold to other financial institutions, without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CIS). CIS does not retain the servicing function and does not earn interest income on those re-sold loans.

Revenue, operating profit (loss), identifiable assets and other financial data of the Company's industry segments for the three years ended December 31, 2001 are contained in Note 11 of Notes to Consolidated Financial Statements in Part II.

Home Manufacturing Operations
At December 31, 2001, the Company, through three wholly owned subsidiaries, owned or leased 14 manufacturing facilities (excluding idled facilities) engaged in the production of manufactured homes. Due to deteriorating market conditions, since the fall of 1999, Cavalier has idled ten home manufacturing plants, one of which was re-opened during the fourth quarter of 2000, and disposed of the operations of one other. Another plant was destroyed by fire in June 2000 (a previously idled facility was re-opened to replace that capacity). Consequently, Cavalier, at December 31, 2001, operated a total of 14 home manufacturing facilities, reflecting an approximate one-third reduction in manufacturing capacity since 1999. See "Item 2. Properties". The Company's operating facilities normally function on a single-shift, five-day week basis with the approximate annual capacity to produce 36,000 floors.

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

The following table sets forth certain sales information for 2001, 2000, and 1999:

                                                        For the Year Ended December 31,
                             ---------------------------------------------------------------------------------------
                                       2001                           2000                           1999
                             --------------------------     -------------------------      -------------------------

Number of homes sold:

   Single-section homes            4,013           32%           4,406           38%           10,546           47%
   Multi-section homes             8,656           68%           7,072           62%           11,831           53%
                             ------------  ------------     -----------   -----------      -----------   -----------
      Total homes                 12,669          100%          11,478          100%           22,377          100%
                             ============  ============     ===========   ===========      ===========   ===========
Number of floors sold             21,324                        18,590                         34,294
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

The principal raw materials purchased by the Company are steel, lumber, panels, sheetrock, vinyl siding, roofing materials, insulating materials, and electrical supplies. The Company purchases axles, wheels, tires, appliances, laminated wallboard, roof trusses, plumbing fixtures, floor covering, and windows. Currently, the Company maintains approximately two to three weeks' inventory of raw materials. The Company is not dependent on any single source of supply and believes that the materials and parts necessary for the construction and assembly of its homes are generally available from other sources. However, during 1999, the Company experienced tightened supply from its traditional vendors of certain types of raw materials, including sheetrock, lumber and insulation, required for the production of its manufactured homes. The Company obtained these and similar products from other vendors, which resulted in higher than normal costs, some of which the Company was unable to recover through price increases.

The Company's component manufacturing subsidiaries provide laminated wallboards and cabinets for most of its home manufacturing facilities and other manufacturers. Additionally, certain of the Company's home manufacturing facilities currently purchase lumber, roof trusses, and cabinet doors from joint ventures in which the Company owns an interest. The Company believes prices obtained by the Company for these products from these joint ventures are competitive with the Company's other sources of supply.

Because the cost of transporting a manufactured home is significant, there is a practical limit to the distance between a manufacturing facility and its dealers. The Company believes that the location of its manufacturing facilities in multiple states allows it to serve more dealers in more markets. The Company generally arranges, at the dealer's expense, for the transportation of finished homes to dealers using independent trucking companies. Dealers are responsible for placing the home on site, combining of multi-section homes, making utility connections and providing and installing certain accessory items and appurtenances, such as decks, air conditioning, carports and foundations.

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

The Company currently produces around 250 different models of manufactured homes with a variety of decors that are marketed under multiple brand names. The Company reviewed its product offerings and eliminated many redundant products by geographic location to streamline manufacturing processes during 2001, dramatically reducing the quantity of models offered. * The homes typically include a living room, dining area, kitchen, two to four bedrooms and two bathrooms. Each home contains a range and oven, refrigerator, microwave, dishwasher, water heater and central heating. Customers also may choose from available options including gas appliances, kitchen cabinets, various decor packages, recessed frames for use with permanent foundations and wind load and thermal options for use in certain geographic areas.

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

Independent Dealer Network, Sales and Marketing
As of December 31, 2001, the Company had 242 participating dealer locations selling the Company's homes under its Exclusive Dealer Program, which included five Company-owned retail locations. In addition, the Company markets its homes through approximately 600 active non-exclusive independent dealer locations in approximately 30 states.

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

       For the Year Ended December 31,                     2001   2000    1999
---------------------------------------------             ------ ------  ------

Number of independent exclusive dealer locations           237    193     274

Percentage of manufactured home sales                      51%    49%     55%

Through its finance subsidiary, CIS, the Company purchases qualifying retail installment sales contracts primarily for manufactured homes sold through the Company's dealer network.

Approximately 84% of the Company's sales in 2001 were to dealers operating sales centers in the Company's core states as follows: Texas - 13%, Arkansas - 11%, Louisiana - 10%, North Carolina - 10%, Alabama - 9%, Georgia - 8%, Mississippi - 8%, South Carolina - 6%, Missouri - 4%, Tennessee - 3% and New Mexico-2%.

Generally, the Company has written agreements with its independent dealers which may be terminated at any time by either party, with or without cause, after a short notice period. The Company does not have any control over the operations of, or financial interests in, any of its independent dealers, including any of its independent exclusive dealers. The Company is not dependent on any single dealer, and in 2001, the Company's largest dealer accounted for approximately 2.2% of sales.

The Company believes that its independent dealer network enables the Company to avoid the substantial investment in management, capital and overhead associated with company-owned sales centers. To enable dealers to maximize retail market penetration and enhance customer service, typically only one dealer within a given market area distributes a particular product line of the Company. The Company believes its strategy of selling its homes through independent dealers

* See Safe Harbor Statement on page 32.

helps to ensure that the Company's homes are competitive with those of other manufacturers in terms of consumer acceptability, product design, quality and price. Accordingly, a component of the Company's business strategy is to continually strengthen its dealer relations. The Company believes its relations with its independent dealers, including its independent exclusive dealers, are good. *

Each of the Company's manufacturing units typically employs a general sales manager and its own respective sales representatives who are compensated primarily on a commission basis. The plant-level sales representatives are charged with the day-to-day servicing of the needs of the Company's independent dealers, including its exclusive dealers. The Company markets its homes through product promotions, participation in regional manufactured housing shows, advertisements in local media and trade publications. As of December 31, 2001, the Company maintained a sales force of 63 full-time salesmen and 11 full-time general sales managers.

Retail Financing Activities
A significant factor affecting sales of manufactured homes is the availability and terms of financing. CIS purchases qualifying retail installment sales contracts for manufactured homes sold primarily through the Company's dealer network.

CIS seeks to provide competitive financing terms to customers of the Company's dealers. CIS currently offers various conventional loan programs which require a down-payment ranging from 5% to 20% of the purchase price, in cash, trade-in value of a previously-owned manufactured home and/or appraised value of equity in any real property pledged as collateral. Repayment terms generally range from 180 to 360 months, depending upon the type of home and amount financed, the amount of the down payment and the customer's creditworthiness. CIS's loans are secured by a purchase money security interest in the manufactured home and, in certain instances, a mortgage on real property pledged as additional collateral. As of December 31, 2001, all of CIS's outstanding loans were secured. Loans purchased by CIS normally provide a fixed rate of interest with equal monthly payments and are non-recourse to the dealer. The interest rates applicable to CIS's loan portfolio as of such date generally ranged from 9% to 14%, and the approximate weighted average annual percentage interest rate was 11.60%.
Currently, CIS operates in most of the states in which the Company has independent exclusive dealers.

For those retail customers who meet CIS's lending standards, CIS strives to provide prompt credit approvals and funding of loans. CIS continually reviews its policies and procedures to facilitate prompt decision-making on loan applications. In the event an installment sale contract becomes 30 days delinquent, CIS normally contacts the customer promptly in an effort to cure the delinquency. Once a customer has failed to cure a default, CIS begins repossession procedures. After repossession, CIS normally has the home delivered to a dealer's sales center where CIS attempts to resell the home or contracts with an independent party to resell the home. To a limited extent, CIS sells repossessed homes at wholesale.

The Company maintains a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance. Amounts provided for credit losses were $0.5, $0.7 and $2.2 million in 2001, 2000, and 1999, respectively. Additionally, as a result of defaults, early payoffs and repossessions, $0.8, $1.2 and $1.3 million were charged against the reserve in 2001, 2000, and 1999, respectively. The reserve for credit losses at December 31, 2001 was $0.8 million as compared to $1.2 million at December 31, 2000, and $1.7 million at December 31, 1999.

In 2001, 2000 and 1999, CIS repossessed 17, 16 and 62 homes, respectively. The Company's inventory of repossessed homes was 13 homes at December 31, 2001, as compared to six homes at December 31, 2000 and 28 homes at December 31, 1999. The Company's net losses resulting from repossessions on CIS purchased loans as a percentage of the average principal amount of such loans outstanding for fiscal 2001, 2000 and 1999 was 8.40%, 14.24% and 7.83%, respectively.

* See Safe Harbor Statement on page 32.

At December 31, 2001 and December 31, 2000, delinquencies, except for loans identified as presenting uncertainty with respect to collectibility, expressed as a percentage of the total number of installment sale contracts which CIS owned were as follows:

                                                                Delinquency Percentage
                     Total Number       ------------------------------------------------------------------------
December 31,         of Contracts           30 Days             60 Days            90 Days            Total
                   -----------------    ---------------    ----------------   ----------------  ----------------

       2001              130                     3.08%               0.00%              0.00%             3.08%

       2000              220                     1.82%               0.45%              0.00%             2.27%

At December 31, 2001 and December 31, 2000, delinquencies, except for loans identified as presenting uncertainty with respect to collectibility, expressed as a percentage of the total outstanding principal balance of installment sale contracts which CIS owned were as follows:

                                                                Delinquency Percentage
                      Total Value       ------------------------------------------------------------------------
December 31,         of Contracts           30 Days             60 Days            90 Days            Total
                   -----------------    ---------------    ----------------   ----------------  ----------------
       2001           $4,991,000                 2.13%               0.00%              0.00%             2.13%

       2000           $7,887,000                 1.47%               0.49%              0.00%             1.96%

The loan portfolio contains loans identified as presenting uncertainty with respect to collectibility. These loans totaled $0.7 million and $0.4 million at December 31, 2001 and 2000, respectively. The Company maintains a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance. The reserve for credit losses at December 31, 2001 was $0.8 million as compared to $1.2 million at December 31, 2000.

There can be no assurance that the Company's future results with respect to delinquencies and repossessions will be consistent with its past experience as reflected above.

Certain operating data relating to CIS are set forth in the following table:

                                                             December 31,
                                        ------------------------------------------------------
                                             2001               2000               1999
                                        ---------------    ----------------   ----------------
Total loans receivable                  $    4,991,000     $     7,887,000    $     9,450,000
Allowance for credit losses             $      829,000     $     1,180,000    $     1,656,000
Number of loans outstanding                        130                 220                290
Net loss ratio on average
   outstanding principal balance                 8.40%              14.24%              7.83%
Weighted average annual
   percentage rate                               11.6%               11.7%              11.2%

During 1998, the business focus of CIS changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers that are subsequently resold to other financial institutions without CIS retaining the servicing function. Although the level of CIS's future activities cannot presently be determined, the Company expects to utilize internally generated working capital and amounts generated from sales of loans under the retail finance agreements discussed in the following paragraph to fund the purchase of retail installment sale contracts on homes sold by the Company's dealers and may use borrowings to develop a portfolio of such installment sale contracts. * The Company believes that its relationships with its dealers will assist the development of this business strategy. *

* See Safe Harbor Statement on page 32.

Since its inception, CIS has been restricted in the amounts of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. In February 1998, CIS entered into an agreement with another lender providing for the periodic resale of a portion of CIS's loans that meet established criteria and without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CIS). In March 1998 and in June 1999, CIS sold, under this retail finance agreement, a substantial portion of its existing portfolio of loans on those dates. In April 2000 and December 2001, the Company received proceeds of approximately $1.4 million and $4.5 million, respectively, from the sale of loans that were previously held in its installment loan portfolio. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. * While the original retail finance agreement is no longer in effect, CIS is currently continuing to re-sell loans to lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements. *

Retail Insurance Activities
Through its wholly owned insurance agency, the Company sells commissioned insurance products primarily to retail purchasers of the Company's homes.

Wholesale Dealer Financing and Repurchase Obligations
In accordance with manufactured housing industry practice, substantially all of the Company's dealers finance their purchases of manufactured homes through wholesale "floor plan" financing arrangements. Under a typical floor plan financing arrangement, a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution which provides financing to the dealer customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the financed homes at a declining price based upon the Company's original invoice date and price. A portion of purchases by dealers are pre-sold to retail customers and are paid through retail financing commitments.

The risk of loss under repurchase agreements is lessened by the fact that (i) sales of the Company's manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 2.2% of sales in 2001, (ii) the price the Company is obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 months) and (iii) the Company historically has been able to resell homes repurchased from lenders. As of December 31, 2001, the maximum amount for which the Company is contingently liable under such agreements was approximately $135 million. The Company has a reserve for repurchase commitments of $3.2 million as of December 3l, 2001, based on prior experience and market conditions.

Quality Control, Warranties and Service
The Company believes the quality in materials and workmanship, continuous refinement in design and production procedures as well as price and other market factors, are important elements in the market acceptance of manufactured homes. The Company maintains a quality control inspection program at various production stages. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated agency. An independent, HUD-approved third-party regularly checks the Company's manufactured homes for compliance during construction.

* See Safe Harbor Statement on page 32.

The Company provides the initial retail homebuyer with a one-year limited warranty against manufacturing defects in the home's construction. Warranty services after the sale are performed, at the expense of the Company, by plant personnel, dealers or local independent contractors. Additionally, direct warranties often are provided by the manufacturers of specific components and appliances.

The Company generally employs a full-time service manager at each of its home manufacturing units and 233 full-time service personnel to provide administrative and on-site service and to correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to the Company, and management of the Company has placed emphasis on diagnosing potential problem areas to help minimize costly field repairs. At December 31, 2001, the Company had established a reserve for future warranty claims of $11.7 million relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

Competition
The manufactured housing industry is highly competitive, characterized by low barriers to entry and severe price competition. Competition is based on price, product features and quality, reputation for service quality, depth of field inventory, delivery capabilities, warranty repair service, dealer promotions, merchandising and terms of dealer (wholesale) and retail (consumer) financing. The Company also competes with other manufacturers, some of which maintain their own retail sales centers, for quality independent dealers. In addition, the Company's manufactured homes compete with other forms of low-cost housing, including site-built, prefabricated, modular homes, apartments, townhouses and condominiums. The selection by retail buyers of a manufactured home rather than an apartment or other alternative forms of housing is significantly affected by their ability to obtain satisfactory financing. The Company faces direct competition from numerous manufacturers, many of which possess greater financial, manufacturing, distribution and marketing resources.

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

Regulation
The Company's businesses are subject to a number of federal, state and local laws, regulations and codes. Construction of manufactured housing is governed by the National Manufactured Home Construction and Safety Standards Act of 1974, as amended, and regulations issued thereunder by HUD, which have established comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt state and local regulations on such matters. The Company cannot presently determine what, if any, legislation may be adopted by Congress or state or local governing bodies, or the effect any such legislation may have on the Company or the manufactured housing industry. *

The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated agency. Furthermore, an independent, HUD-approved third-party regularly checks the Company's manufactured homes for compliance during construction. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's manufacturing facilities. The Company believes its manufactured homes meet or surpass all present HUD requirements. *

HUD has promulgated regulations with respect to structural design, wind loads and energy conservation. The Company's operations were not materially affected by the regulations; however, HUD and other state and local governing bodies have these and other regulatory matters under continuous review, and the Company

* See Safe Harbor Statement on page 32.

cannot predict what effect (if any) additional regulations promulgated by HUD or other state or local regulatory bodies would have on the Company or the manufactured housing industry.

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

A variety of federal laws affect the financing of manufactured homes, including the financing activities conducted by CIS. The Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require substantial disclosures to be made in writing to a consumer with regard to various aspects of the particular transaction, including the amount financed, the annual percentage rate, the total finance charge, itemization of the amount financed and other matters. The Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain prohibited bases, and also require that certain specified notices be sent to credit applicants whose applications are denied. The Federal Trade Commission has adopted or proposed various trade regulation rules to specify and prohibit certain unfair credit and collection practices and also to preserve consumers' claims and defenses. The Government National Mortgage Association ("GNMA") specifies certain credit underwriting requirements in order for installment manufactured home sale contracts to be eligible for inclusion in a GNMA program. HUD also has promulgated substantial disclosure and substantive regulations and requirements in order for a manufactured home installment sale contract to qualify for insurance under the Federal Housing Authority ("FHA") program, and the failure to comply with such requirements and procedures can result in loss of the FHA guaranty protection. In addition, the financing activities of CIS also may become subject to the reporting and disclosure requirements of the Home Mortgage Disclosure Act. In addition to the extensive federal regulation of consumer credit matters, many states also have adopted consumer credit protection requirements that may impose significant requirements for consumer credit lenders. For example, many states require that a consumer credit finance

* See Safe Harbor Statement on page 32.

company such as CIS obtain certain regulatory licenses or permits in order to engage in such business in that state, and many states also set forth a number of substantive contractual limitations regarding provisions that permissibly may be included in a consumer contract, as well as limitations upon the permissible interest rates, fees and other charges that may be imposed upon a consumer. Failure by the Company or CIS to comply with the requirements of federal or state law pertaining to consumer credit could result in the invalidity of the particular contract for the affected consumer, civil liability to the affected customers, criminal liability and other adverse results. The sale of insurance products by the Company is subject to various state insurance laws and regulations which govern allowable charges and other insurance practices Additionally, effective January 1, 2002, the State of Texas enacted a law that, among other things, classifies and taxes manufactured homes as real property, and not personal property, under certain conditions as set forth in the Texas law. The classification as real property could change the rates and methods of taxation assessed against such homes in Texas. The law also may affect the form and structure of permanent financing extended to Texas manufactured home consumers because such financing historically has treated manufactured homes as personalty rather than as real estate.

Employees
As of December 31, 2001, the Company had 3,403 employees, of whom 2,746 were engaged in home manufacturing and supply distribution, 104 in sales, 233 in warranty and service, 248 in general administration, 1 in delivery, 51 in finance and insurance services and 20 in retail locations. At year-end, only one home manufacturing operation's employees (101 employees) were covered by a collective bargaining agreement. Management considers its relations with its employees to be good. *

Risk Factors
If you are interested in making an investment in Cavalier, you should carefully consider the following risk factors concerning Cavalier and its business, in addition to the other information contained in this Report on Form 10-K:

Cyclical and Seasonal Nature of the Manufactured Housing Industry
The manufactured housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past, resulting in the failure of many manufacturing concerns. Many of the same national and regional economic and demographic factors that affect the broader housing industry also affect the market for manufactured homes. Historically, most sectors of the home building industry, including the manufactured housing industry, have been affected by the following, among other things:

o        changes in general economic conditions;
o        inflation;
o        levels of consumer confidence;
o        employment and income levels;
o        housing supply and demand;
o        availability of alternative forms of housing;
o        availability of wholesale (dealer) financing;
o        availability of retail (consumer) financing; and
o        the level and stability of interest rates.

The Manufactured Housing Institute ("MHI") reported that from 1983 to 1991, aggregate domestic shipments of manufactured homes declined 42%. According to industry statistics, after a ten-year low in floor shipments in 1991, the industry recovered significantly. Between 1992 and 1998, floor shipments increased each year, as set forth in the table below, although the growth rate gradually slowed and began to decline in 1999, and continued to decline significantly in 2000 and 2001.

Percentage Increase (Decrease) in Floor Shipments Through 2001
o        1992............................21%
o        1993............................22%

* See Safe Harbor Statement on page 32.

o        1994............................23%
o        1995............................12%
o        1996............................10%
o        1997............................ 1%
o        1998............................ 8%
o        1999............................(4.3)%
o        2000...........................(25.9)%
o        2001...........................(20.7)%

During much of the 1990s, the manufactured housing industry also has experienced increases in both the number of retail dealers and manufacturing capacity, which we believe ultimately created slower retail turnover, higher dealer inventories and increased price competition. * These conditions significantly affected the industry in 2001. According to MHI, floor shipments declined 20.7% in 2001 from 2000, although floor shipments increased 3.9% in the fourth quarter of 2001. While MHI reported an increase in floor shipments in the fourth quarter of 2001, Cavalier cannot assure investors that there will not be additional decreases in floor shipments in the future. * In addition, a number of retail dealers have failed and repossessions of manufactured homes have significantly increased. Some manufactured housing wholesale and retail lenders also have stopped doing business in the industry, and some of the remaining lenders have raised their interest rates and tightened their credit standards. We think more dealers may fail, repossessions may continue to increase and more lenders may exit the market in the future. * We believe these conditions reflect that the manufactured housing industry is in a down cycle, which has had a material adverse effect on Cavalier's results of operations and financial condition. * Sales in the manufactured housing industry are also seasonal in nature, with sales of homes traditionally being stronger in April through October and weaker during the first and last part of the calendar year. While seasonality did not significantly impact Cavalier's business from 1992 through 1996, when industry shipments were steadily increasing, the recent tightening of competitive conditions seems to signal a return to the industry's traditional seasonal patterns. We cannot predict how long the tightening of competitive and industry conditions will last, or what the extent of their impact will be on the future results of operations and financial condition of Cavalier. Industry projections for wholesale shipments in 2002 are flat.

Limitations on Ability to Pursue Business Strategy
Cavalier's current business strategies are to:

o        control costs in light of currently prevailing industry conditions;
o        attempt  to  generate  an   increase  in  sales  in  an    increasingly
         competitive environment;
o        return to profitability;
o        develop our exclusive and independent dealer network;
o pursue the financing, insurance and other activities of CIS and the financial services segment; and
o        eliminate redundant products to streamline production in   an effort to
         reduce costs.

Downturns in shipments in the manufactured housing industry and a decline in the demand for Cavalier's homes have had a material adverse effect on us. We have successfully reversed the downturn in Cavalier floor shipments and began the return to profitability during the course of 2001, but Cavalier cannot assure investors that the increases in its floor shipments will continue. * Our ability to execute our business strategy depends on a number of factors, including the following:

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

* See Safe Harbor Statement on page 32.

o the ability of our independent dealers and retail locations to compete under current industry conditions;
o the availability and terms of wholesale and retail financing from lenders in the manufactured housing industry;
o        market acceptance of new product offerings; and
o the effect of continuing operating losses on the financial position of the Company.

There are other factors in addition to those listed above, many of which are beyond our control. Cavalier cannot assure investors that our business strategy will be successful. If our strategy is unsuccessful, this may have a material adverse effect upon Cavalier's results of operations or financial condition. *

Limitations on Availability of Consumer and Dealer Financing
Third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. A major third-party lender recently announced plans to discontinue wholesale financing of manufactured homes, which may have a material adverse effect on Cavalier's ability to find financing for dealer purchases. * Additionally, several lenders which traditionally have provided retail financing to manufactured home purchasers recently have exited the manufactured home financing market, and the lenders which continue to provide retail financing have tightened their credit standards. Reduced availability of such financing is currently having an adverse effect on the manufactured housing industry. * In addition, most states classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.

Changes in Industry Retail Inventories
Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on the Company's operating results. For example, due to the rapid expansion of the retail distribution network in the manufactured housing industry that occurred in much of the 1990's, there is currently an imbalance between industry retail inventories and consumer demand for manufactured homes. The deterioration in the availability of retail financing, along with competition from repossessed homes, has already extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in even greater intense price competition, further pressure on profit margins within the industry, and have a material adverse effect on Cavalier. The Company's inventory at all retail locations, including Company-owned retail sales centers, declined 34% in 2000 from 1999 and another 10% in 2001 from levels at the end of 2000. While Cavalier believes that inventories of its homes are approaching levels which are more consistent with retail demand, due in part to the Company's emphasis on working with its dealers to reduce retail inventories, we cannot give investors assurances to this effect. * In spite of these efforts, significant unfavorable developments or further deterioration within the industry would undoubtedly have an adverse impact on Company operating results.

Dependence on Independent Dealers
Cavalier depends on independent dealers for substantially all retail sales of our manufactured homes. Typically only one dealer within a given market area distributes a particular product line of ours. Our relationships with our dealers are cancelable on short notice by either party. The manufactured housing industry recently has experienced a trend of increasing competition for quality independent dealers. In addition, a number of dealers in the industry are experiencing difficulty in the current market conditions, as a number of retail dealers have failed and more dealers may fail before the current downturn ends.
* While we believe that our relations with our independent dealers are generally good, we cannot assure our investors that we will be able to maintain these

* See Safe Harbor Statement on page 32.

relations, that these dealers will continue to sell our homes, that these dealers will be successful, or that we will be able to attract and retain quality independent dealers. *

Intense Competition
The production and sale of manufactured homes is a highly competitive industry, characterized by low barriers to entry and severe price competition. Competition is based primarily on the following factors:

o        price;
o        product features and quality;
o        reputation for service quality;
o        depth of field inventory;
o        delivery capabilities;
o        warranty repair service;
o        dealer promotions;
o        merchandising; and
o        terms of wholesale (dealer) and retail (consumer) financing.

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

Contingent Repurchase and Guaranty Obligations
Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of Cavalier's sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our products from the lending institutions at a declining price based upon the Company's original invoice date and price. in the event such product is repossessed upon a dealer's default. The risk of loss under repurchase agreements is lessened by the fact that (1) sales of our manufactured homes are spread over a relatively large number of independent dealers; (2) the price that Cavalier is obligated to pay under such repurchase agreements generally declines over the period of the agreement and also declines during such period based on predetermined amounts; and (3) Cavalier has been able to resell homes repurchased from lenders. While we have established a reserve for possible repurchase losses, we cannot assure investors that we will not incur material losses in excess of these reserves in the future. *

Uncertainties Regarding Retail Financing Activities
Cavalier purchases retail installment finance loans that have been originated by our dealers. We maintain a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on our historical loss experience, current economic conditions and portfolio performance. It is difficult to predict with any certainty the appropriate reserves to establish, and we cannot assure investors that CIS will not experience losses that exceed Cavalier's loss reserves and have a material adverse effect on Cavalier's results of operations and financial condition.* Volatility or a significant change in interest rates might also materially affect CIS's and Cavalier's business, results of operations or financial condition.

Our strategy currently includes the continued operation of the financial services segment of our business. We also may engage in other transactions, such as selling portions of our installment loan portfolio, that are designed to facilitate the ability of CIS to purchase and/or originate an increased volume of loans and to reduce our exposure to interest rate fluctuations and installment loan losses. * Accordingly, we may incur additional debt, or other

* See Safe Harbor Statement on page 32.

forms of financing, in order to continue to fund such growth. * CIS has periodically resold installment loan contracts to other financial institutions. Cavalier sold a substantial portion of its existing loan portfolio in December 2001, in addition to its periodic sale of loans. Cavalier believes the periodic sale of installment contracts under various retail finance agreements will reduce requirements for both working capital and borrowings, increase Cavalier's liquidity, reduce Cavalier's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. * However, we cannot assure investors that we will be able to make additional sales. We also cannot offer any assurance that possible additional financing, or the aforementioned transactions involving our installment loan portfolio, will be available on terms acceptable to Cavalier. If not, we may be forced to curtail our financial services business and to alter our other strategies.

Potential Unavailability and Increases in Prices of Raw Materials
The availability and pricing of certain raw materials, particularly lumber, sheetrock, panels and insulation may significantly affect Cavalier's operating costs. Sudden increases in demand for these construction materials caused by natural disasters or other market forces can greatly increase the costs of materials or limit the availability of such materials. Increases in costs cannot always be reflected immediately in prices, especially in competitive times, and, consequently, may adversely impact Cavalier's profitability. Further, a reduction in the availability of raw materials also may affect our ability to meet or maintain production requirements.

Cavalier obtains a substantial amount of its supply of laminated wallboard from a wholly-owned subsidiary, and obtains a majority of its supply of cabinetry from another wholly-owned subsidiary. We depend upon these subsidiaries for a significant portion of the materials used to construct portions of our manufactured homes. The inability of either of these subsidiaries to provide laminated wallboard or cabinetry to the Company, whether due to materials shortages, destruction of manufacturing facilities or other events affecting production of these component parts, may affect our ability to meet or maintain production requirements.

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

Reliance on Executive Officers
Cavalier's success depends highly upon the personal efforts and abilities of its current executive officers. Specifically, Cavalier relies on the efforts of its Chairman of the Board, Barry B. Donnell, its President and Chief Executive Officer, David A. Roberson, its Chief Operating Officer, Gregory A. Brown, and its Vice President, Chief Financial Officer and Secretary-Treasurer, Michael R. Murphy. The loss of the services of one or more of these individuals could have a material adverse effect upon our business. We do not have employment or non-competition agreements with any of our executive officers. Our ability to continue to work through the industry's current downturn will depend upon our ability to attract and retain additional experienced management personnel.

Potential Adverse Effects of Regulation
Cavalier  is  subject  to a  variety  of  federal,  state  and  local  laws  and regulations affecting the production, sale, financing and insuring of manufactured housing. We suggest you read the section above under the heading "Regulation" for a description of many of these laws and regulations. Cavalier's failure to comply with such laws and regulations could expose us to a wide variety of sanctions, including closing one or more manufacturing facilities. Governmental bodies have regulatory matters affecting our operations under continuous review and we cannot predict what effect (if any) additional laws and regulations promulgated by HUD would have on us or the manufactured housing

* See Safe Harbor Statement on page 32.

industry. Failure to comply with laws or regulations applicable to or affecting Cavalier, or the passage in the future of new and more stringent laws affecting Cavalier, may adversely affect us.

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

ITEM 2.       PROPERTIES
The following table sets forth the location and approximate square footage for each principal facility of the Company, separated by segment, as of December 31, 2001:

                                                                                   Approximate     Owned/    (a)
          Location                           Use (Number of Facilities)          Square Footage    Leased

Manufacturing & Distribution
     Adrian Homes
          Adrian, Georgia                    Manufacturing facility (1)            107,000          Owned    (b)
     Astro Homes
          Shippenville, Pennsylvania         Manufacturing facility (1)            120,000          Owned
     Bellcrest Homes
          Millen, Georgia                    Manufacturing facilities (2)          169,000          Owned
     Belmont Homes, Inc.
          Belmont Mississippi                Manufacturing facilities (2)          384,000          Owned
          Clarksdale, Mississippi            Manufacturing facility (1)            104,000          Owned
     Brigadier Homes of North Carolina
          Nashville, North Carolina          Manufacturing facility (1)            182,000          Owned
     Buccaneer Homes
          Hamiliton, Alabama                 Manufacturing facility (1)            195,000          Owned
          Winfield, Alabama                  Manufacturing facility (1)             94,000          Owned
          Winfield, Alabama                  Manufacturing facility (1)            129,000         Leased
     Cavalier Homes of Alabama
          Addison, Alabama                   Manufacturing facilities (4)          545,000          Owned
     Homestead Homes
          Cordele, Georgia                   Manufacturing facility (1)            110,000          Owned
     Mansion Homes
          Robbins, North Carolina            Manufacturing facility (1)             99,000         Leased    (c)
     Quality Housing Supply, LLC
          Hamiliton, Alabama                 Manufacturing facility (1)             60,000          Owned    (d)
     Ridge Crest, LLC
          Haleyville, Alabama                Manufacturing facilities (2)          101,000         Leased
     Riverchase Homes
          Haleyville, Alabama                Manufacturing facility (1)             82,000          Owned
     Spirit Homes, Inc.
          Conway, Arkansas                   Manufacturing facilities (2)          297,000          Owned
          Bigelow, Arkansas                  Manufacturing facility (1)             76,000          Owned
     Town & Country Homes
          Fort Worth, Texas                  Manufacturing facility (1)            101,000          Owned
          Graham, Texas                      Manufacturing facility (1)            103,000         Leased

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

(a) Certain of the facilities listed as owned are financed under industrial development bond issues, including the Adrian, Buccaneer, Cavalier Homes of Alabama (2), Riverchase and Quality Housing facilities. Not included in this table is the Georgia facility for which construction is not complete.

(b) During 2000, the Company leased this facility to a third party with an option to purchase.

(c) During 2001, the Company recorded an impairment charge related to the closure of this leased manufacturing facility.

(d)  In  March  2001, the  Company  exercised   the  purchase  option  on   this
     previously leased facility for $1,125,000.

In general, the manufacturing facilities are in good condition and are operated at capacities which range from approximately 40% to 89%, excluding eight idled facilities in Addison and Winfield, Alabama, Bigelow, Arkansas, Adrian, Georgia, and Belmont and Clarksdale, Mississippi.

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

                                           Closing Sales Price
                                        ------------------------
                                          High          Low        Dividends
                                        -----------   ---------- --------------
Year ended December 31, 2001
     Fourth Quarter                        $ 3.17        $2.00             $ -
     Third Quarter                           3.12         1.51               -
     Second Quarter                          3.50         2.12               -
     First Quarter                           2.50         0.94               -

Year ended December 31, 2000
     Fourth Quarter                        $ 1.63        $0.75             $ -
     Third Quarter                           1.88         1.38            0.01
     Second Quarter                          2.81         1.44            0.04
     First Quarter                           4.31         2.63            0.04


As of March 22, 2002, the Company had approximately 400 shareholders of record and 3,700 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.

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

ITEM 6.       SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The statement of operations data, the balance sheet data, and other data of the Company for each of the five years ended December 31, 2001 have been derived from the consolidated financial statements of the Company. The Company's audited financial statements as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, including the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) and the other financial information contained elsewhere in this report, and with the Company's consolidated financial statements and the notes thereto appearing in the Company's previously filed Annual Reports on Form 10-K.

                                                                          Year Ended December 31,
                                                ----------------------------------------------------------------------------
                                                   2001            2000            1999            1998            1997
                                                ------------   -------------   -------------   -------------   -------------
                                                                 (in thousands, except per share amounts)
Statement of Operations Data

Revenue:
     Home manufacturing net sales            $      348,235 $       306,239  $      582,274 $       623,281 $       578,587
     Financial services                               3,088           4,878           6,107           6,088           5,346
     Retail                                           6,968          16,842          20,914           7,167               -
     Other                                            5,580           5,153           5,173           2,699           2,112
                                                ------------   -------------   -------------   -------------   -------------

     Total revenue                                  363,871         333,112         614,468         639,235         586,045

Cost of sales                                       309,656         292,810         504,011         520,675         487,632
Selling, general and administrative                  66,690          85,430         102,938          88,809          73,973
Impairment and other related charges                  1,003           6,975           4,002               -               -
Non-recurring merger and related costs                    -               -               -               -           7,359
                                                ------------   -------------   -------------   -------------   -------------

Operating profit (loss)                             (13,478)        (52,103)          3,517          29,751          17,081
Life insurance proceeds                                   -               -               -               -           1,500
Other income (expense) - net                         (1,140)           (494)             36           1,531            (242)
                                                ------------   -------------   -------------   -------------   -------------

Income (loss) before income taxes (benefit)  $      (14,618)$       (52,597)          3,553 $        31,282 $        18,339
                                                ============   =============   =============   =============   =============

Net income (loss)                            $      (14,018)$       (33,468)$         2,150 $        18,655 $        10,247
                                                ============   =============   =============   =============   =============

Basic net income (loss) per share            $         (.80)$         (1.88)$           .12 $           .94 $           .52
                                                ============   =============   =============   =============   =============

Diluted net income (loss) per share          $         (.80)$         (1.88)$           .12 $           .93 $           .51
                                                ============   =============   =============   =============   =============

Cash dividend per share                      $            - $           .09 $           .16 $           .13 $           .07
                                                ============   =============   =============   =============   =============
Weighted average number of shares
     outstanding                                     17,580          17,800          18,126          19,905          19,835
                                                ============   =============   =============   =============   =============
Weighted average number of shares
     outstanding, assuming dilution                  17,580          17,800          18,204          20,144          20,028
                                                ============   =============   =============   =============   =============

Other Data

Capital expenditures                         $        3,496 $         3,807 $        24,546 $        14,655 $        10,186
                                                ============   =============   =============   =============   =============

Balance Sheet Data

Working capital                              $       18,183 $        27,213 $        33,065 $        41,707 $        28,484
Total assets                                 $      174,116 $       187,595 $       233,578 $       235,952 $       211,554
Long-term debt                               $       23,999 $        24,054 $        10,218 $         3,650 $        15,808
Stockholders' equity                         $       80,192 $        94,318 $       129,391 $       144,911 $       133,551

Certain amounts from prior periods have been reclassified to conform to the current presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry and Company Outlook
Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured homes. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Inventory oversupply at the retail level continues to have a significant impact on wholesale shipments as it did during much of 1999 and all of 2000. The Manufactured Housing Institute ("MHI") reported that industry wholesale floor shipments declined 20.7% in 2001 as compared to 2000, following a 25.9% decline from 1999 to 2000, although shipments increased 3.9% in the fourth quarter of 2001. MHI also has reported that industry wholesale floor shipments declined from 608,921 in 1998 to 342,321 in 2001, or 43.8%. The industry also has been impacted by an increase in dealer failures, a reduction in available consumer credit and wholesale financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed some locations. A major third-party lender recently announced plans to discontinue wholesale financing of manufactured homes, which may have a material adverse effect on the Company's ability to find financing for dealer purchases. * The Company also believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, and a further reduction in the availability of wholesale and retail financing. *

During 2001, the Company recorded impairment and other related charges of $1,003 ($1,003 after tax or $0.06 per diluted share) in connection with the closing of one home manufacturing facility. Since the fall of 1999, Cavalier has idled ten home manufacturing plants, one of which was re-opened during the fourth quarter of 2000, and disposed of the operations of one other. Another plant was destroyed by fire in June 2000 (a previously idled facility was re-opened to replace that capacity). Consequently, Cavalier, at December 31, 2001, operated a total of 14 home manufacturing facilities, reflecting an approximate one-third reduction in manufacturing capacity since 1999. Despite this consolidation of its manufacturing facilities, the Company does not believe it has reduced the breadth of its product offering. * On the retail side, the Company has closed or disposed of 11 of its 16 retail sales centers. In terms of operating costs, Cavalier has made cost reductions in virtually all areas of the Company, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has reduced its production and administrative workforce by approximately 2,300 employees or about 40% since December 31, 1998. The Company is continuing to evaluate capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idlings and closings and methods designed to address the Company's decline in revenue in light of developing market and business conditions. * The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

After substantial losses since the third quarter of 1999, the Company's results for the latter part of 2001 showed significant improvement. Although industry conditions remained challenging, the Company's floor shipments increased 67% during the fourth quarter of 2001 as compared to the fourth quarter of 2000, following a 45% increase in the third quarter over the prior year and a 2% increase in the second quarter. The Company also recorded revenue growth over the comparable prior year period during both the third and fourth quarters of 2001. This trend enabled the Company to return to profitability for the fourth quarter of 2001; however, the typical seasonal slowdown that normally occurs in the first quarter of the year combined with increased promotional costs related to a winter promotion, will likely result in lower margins and a loss for the first quarter of 2002. * The Company is uncertain at this time as to the extent and duration of the effects resulting from the terrorist attacks on the United States which began on September 11, 2001, the general economic slowdown and continuing adverse industry conditions will have on the Company's future revenue and earnings. *

* See Safe Harbor Statement on page 32.

Results of Operations (dollars in thousands)
The following table summarizes certain financial and operating data including, as applicable, the percentage of total revenue:

                                                                  For the Year Ended December 31,
                                             ---------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                          2001                      2000                     1999
                                             -----------------------   ----------------------   ------------------------
Revenue:
  Home manufacturing net sales             $   348,235               $   306,239              $   582,274
  Financial services                             3,088                     4,878                    6,107
  Retail                                         6,968                    16,842                   20,914
  Other                                          5,580                     5,153                    5,173
                                             ----------                ----------               ----------

Total revenue                              $   363,871       100.0%  $   333,112      100.0%  $   614,468        100.0%
Cost of sales                                  309,656        85.1%      292,810       87.9%      504,011         82.0%
                                             ----------   ----------   ----------  ----------   ----------    ----------

     Gross profit                          $    54,215        14.9%  $    40,302       12.1%  $   110,457         18.0%
                                             ==========   ==========   ==========  ==========   ==========    ==========

Selling, general and administrative        $    66,690        18.3%  $    85,430       25.6%  $   102,938         16.8%
Impairment and other related charges       $     1,003         0.3%  $     6,975        2.1%  $     4,002          0.7%
                                             ----------   ----------   ----------  ----------   ----------    ----------
Operating income (loss)                    $   (13,478)       -3.7%  $   (52,103)     -15.6%  $     3,517          0.6%
                                             ----------   ----------   ----------  ----------   ----------    ----------
Other income (expense):
   Interest expense                        $    (1,935)       -0.5%  $    (2,736)      -0.8%  $    (1,643)        -0.3%
   Other, net                                      795         0.2%        2,242        0.7%        1,679          0.3%
                                             ----------                ----------               ----------
                                           $    (1,140)              $      (494)             $        36
                                             ==========                ==========               ==========
Net income (loss)                          $   (14,018)       -3.9%  $   (33,468)     -10.0%  $     2,150          0.3%
                                             ==========                ==========               ==========

OPERATING DATA
Home manufacturing sales:
Floor shipments                                 21,324                    18,590                   34,294
Home shipments
  Single section                                 4,013        31.7%        4,406       38.4%       10,546         47.1%
  Multi section                                  8,656        68.3%        7,072       61.6%       11,831         52.9%
                                             ----------   ----------   ----------  ----------   ----------    ----------

Total shipments                                 12,669       100.0%       11,478      100.0%       22,377        100.0%

Shipments to company owned retail locations       (151)       -1.2%         (200)      -1.7%         (645)        -2.9%
                                             ----------   ----------   ----------  ----------   ----------    ----------

Wholesale shipments to independent retailers    12,518        98.8%       11,278       98.3%       21,732         97.1%
                                             ==========   ==========   ==========  ==========   ==========    ==========

Retail sales:
  Single section                                    75        37.5%          335       49.3%          375         58.3%
  Multi section                                    125        62.5%          345       50.7%          268         41.7%
                                             ----------   ----------   ----------  ----------   ----------    ----------
Total sales                                        200       100.0%          680      100.0%          643        100.0%
                                             ==========   ==========   ==========  ==========   ==========    ==========
Cavalier produced homes sold                       170        85.0%          568       83.5%          490         76.2%
                                             ==========   ==========   ==========  ==========   ==========    ==========
Used homes sold                                     29        14.5%           99       14.6%          115         17.9%
                                             ==========   ==========   ==========  ==========   ==========    ==========
Other operating data:
Installment loan purchases                 $    35,768               $    59,569              $    47,063
Capital expenditures                       $     3,496               $     3,807              $    24,546
Home manufacturing facilities (operating)           14                        15                       19
Independent exclusive dealer locations             237                       193                      274
Company-owned retail locations                       5                         5                       16

2001 Compared to 2000

Revenue
Total revenue for 2001 was $363,871, increasing $30,759, or 9.2%, from 2000 revenue of $333,112.

Home manufacturing net sales in 2001 increased $41,996, or 13.7%, to $348,235 net of intercompany eliminations of $4,196. Home manufacturing net sales for 2000 were $306,239, net of intercompany eliminations of $5,292. Home shipments increased 10.4%, with floor shipments increasing by 14.7%. Multi-section home shipments, as a percentage of total shipments, increased from 61.6% of shipments in 2000 to 68.3% of shipments in 2001 in response to increasing consumer demand for multi-section homes as compared to single section homes. The year 2001 average price of homes sold increased $700, from $27,100 in 2000 to $27,800 in 2001. Actual shipments of homes for 2001 were 12,669 versus 11,478 in 2000.

Cavalier attributes the increase in sales and shipments primarily to its aggressive marketing strategies and its product offerings. * Approximately 84% of Cavalier's shipments was to its core market of 11 states, where the Company's floor shipments increased 12.2% compared to 2000, including a 65.0% increase in the fourth quarter.

Although home manufacturing revenue increased, the Company's inventory at all retail locations, including company-owned retail sales centers, declined 10% to approximately $171,000 at December 31, 2001 from $191,000 at year end 2000. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment decreased 36.7% to $3,088 for 2001 compared to $4,878 in 2000, due to primarily a lower volume of installment contracts sold. For 2001, CIS Financial Services, Inc. ("CIS") purchased contracts of $35,768 and resold installment contracts totaling $36,325. In 2000, CIS purchased contracts of $59,569 and resold installment contracts totaling $60,241. CIS does not retain the servicing function and does not earn the interest income on these resold loans. CIS purchased and sold fewer loans in 2001 as compared to 2000 primarily due to the industry conditions cited above.

Revenue from the retail segment was $6,968 for 2001 compared to $16,842 for 2000 primarily due to a reduced number of operating retail sales locations. During 2000, the Company closed or sold 11 under-performing retail locations, bringing the number of company-owned stores to five at December 31, 2001.

Other revenue consists mainly of revenue from the Company's wholesale supply and component manufacturing businesses, which primarily sell to the Company's home manufacturing segment. Revenues from external customers increased 8.3% to $5,580 for 2001 compared to $5,153 during 2000. The increase is primarily due to price increases at one supply company.

Gross Profit
Gross profit is derived by deducting cost of sales from total revenue. Gross profit was $54,215 or 14.9% of total revenue, for 2001, versus $40,302 or 12.1% of total revenue, in 2000. Of the $13,913 increase, the Company attributes approximately $3,700 to volume increase and $10,200 to cost reductions due to continued efficiencies gained from restructured product and work processes.

Selling, General and Administrative
Selling, general and administrative expenses during 2001 were $66,690 or 18.3% of total revenue, versus $85,430 or 25.6% of total revenue in 2000, a decrease of $18,740. The overall decrease includes a $1,228 reduction in employee benefits cost, a $1,161 reduction in service and warranty cost, a $7,566 decrease in inventory repurchase charges, a $2,334 reduction due to business units sold during 2000, a $2,045 reduction due to scaled-back retail operations, a $1,223 reduction in management information system costs and a $2,352 reduction in advertising and promotion costs, including costs to support the exclusive dealer program.

Impairment and Other Related Charges
During 2001, the Company recorded impairment and other related charges of $1,003 ($1,003 after tax or $0.06 per diluted share) related to the closing of one home manufacturing plant. Impairment and other related charges totaling $6,975 ($5,183 after tax or $0.29 per diluted share) were recorded in 2000. These charges were recorded in connection with the closing of four home manufacturing facilities ($1,024), Company-owned retail locations ($4,212), the sale of a portion of the Company's insurance and premium finance business ($1,497) - a step related to the scaling back of the Company's retail operations - and the disposition of a portion of the Company's supply operations ($242).

Operating Profit (Loss)
Operating profit (loss) is derived by deducting cost of sales, selling, general and administrative expenses and impairment and other related charges from total revenue. Operating loss for 2001 was $13,478, compared to an operating loss of $52,103 in 2000. Home manufacturing operating loss, before intercompany

* See Safe Harbor Statement on page 32.

eliminations, was $7,915 in 2001 as compared to a loss of $33,211 in 2000. The improvement was primarily due to the increase in revenue and gross profit and to reduced selling, general and administrative expenses. The year 2000 also included an operating loss and inventory and equipment valuation charges relating to the closing of the Adrian, Georgia plant totaling $3,450 ($2,173 after tax or $0.12 per diluted share). On October 2, 2000, the Company sold the inventory, tools, and supplies of the Adrian plant and leased the facility to a third party with an option to purchase. Financial services operating profit increased to $211 in 2001 as compared to an operating loss of $1,251 in 2000 primarily due to the decrease in impairment and other related charges noted above. The retail segment's operating loss decreased $9,427 from $9,514 to $87 primarily due to the closing or disposition of eleven under performing Company-owned retail locations in 2000. The other segment operating profit, before intercompany eliminations, increase of $3,756 is due mainly to the improved margins at one supply subsidiary and an addition of another supply subsidiary in 2001. General corporate operating loss, which is not identifiable to a specific segment, decreased $255.

Other Income (Expense)
Interest expense decreased $801 primarily due to a reduction in notes payable under retail floor plan agreements and lower interest rates on amounts outstanding under the Company's line of credit.

Other, net is comprised primarily of interest income (unrelated to financial services), gains or losses on sales of assets, equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. Other, net decreased $1,447 primarily due to $509 lower interest income on operating bank balances, $556 lower gains on the sale of property, plant and equipment and $336 higher losses from supply-related equity partnerships.

Net Income (Loss) before Income Tax Benefit
The Company's 2001 pre-tax loss was $14,618, reflecting a 72.2% improvement over the pre-tax loss of $52,597 in 2000. The prior-year pre-tax loss included impairment and other related charges of $6,975, charges for anticipated dealer failures of $9,414, inventory valuation charges of $2,971, charges related to a plant disposition of $3,450, and a fire insurance gain of $920. In 2001, the Company recorded charges of $1,848 for anticipated dealer failure and $1,003 for impairment and other related charges.

Net Income (Loss)
The Company recorded an income tax benefit of $600 in the first quarter of 2001 relating to future income tax refunds and certain carryforward items, but did not record any additional benefit for net operating losses for the remainder of the year, because management believes it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No.109 Accounting for Income Taxes. * Before impairment and other related charges discussed above, the Company's net loss for 2001 was $13,015 or $0.74 per diluted share compared with net loss before impairment and other related charges of $28,285 or $1.59 per diluted share in 2000. The Company's net loss for 2001, after impairment and other related charges, was $14,018 or $0.80 per diluted share, as compared to a net loss of $33,468 or $1.88 per diluted share in 2000, primarily due to the factors noted above.

2000 Compared to 1999

Revenue
Total revenue for 2000 was $333,112, down 45.8% from 1999 revenue of $614,468. The Company's revenues and profits were adversely affected by challenging market conditions, including, among other things, intense competition, reduced lending availability and tightened credit standards, higher interest rates, inventory over-supply at the retail level, increased home repossessions which re-enter home distribution channels, the ongoing contraction of dealer locations and homes repurchased from dealers which are subsequently re-sold through the Company's dealer network.

Home manufacturing net sales in 2000 accounted for the majority of the decline against 1999, falling 47.4% to $306,239 net of intercompany eliminations of $5,292. Home manufacturing net sales for 1999 were $582,274, net of intercompany

* See Safe Harbor Statement on page 32.

eliminations of $17,373. Home shipments decreased 48.7%, with floor shipments decreasing by 45.8%. Multi-section home shipments, as a percentage of total shipments, increased from 52.9% of shipments in 1999 to 61.6% of shipments in 2000 in response to increasing consumer demand for multi-section homes as compared to single section homes. Despite the increased percentage of multi-section homes sold, the year 2000 average price of homes sold remained consistent with 1999's average price due to industry conditions. Actual shipments of homes for 2000 were 11,478 versus 22,377 in 1999.

Cavalier attributes the decrease in sales and shipments primarily to the unfavorable industry conditions described above. Approximately 86% of Cavalier's shipments was to its core market of 11 states, where the Company's shipments declined 50% compared to 1999. The Company has pursued a strategy of working closely with its dealers to assist them in reducing retail inventories, which also reduces the Company's risk associated with dealer failures. The Company believes this inventory reduction strategy has contributed to its disproportionate decline in manufacturing sales volume in relation to the industry's decline. * The Company's inventory at all retail locations, including company-owned retail sales centers, declined 34% to approximately $191,000 at December 31, 2000 from $289,000 at year end 1999. At its peak in June 1999, dealer inventory approximated $314,000. Additionally, industry sales in several states in Cavalier's core market have declined at a higher rate than the industry overall, which the Company believes also has had an impact on its sales. *

Revenue from the financial services segment decreased 20.1% to $4,878 for 2000 compared to $6,107 in 1999, primarily due to competitive pressure on the rate earned on resold installment contracts. For 2000, CIS purchased contracts of $59,569 and resold installment contracts totaling $60,241. In 1999, CIS purchased contracts of $47,063 and resold installment contracts totaling $60,558, including $16,000 previously held in its portfolio. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $16,842 for 2000 compared to $20,914 for 1999. During 2000, the Company closed or sold eleven under-performing retail locations, and has recorded impairment and other related charges and inventory valuation charges as discussed below, bringing the number of company-owned retail locations to five at December 31, 2000.

Other revenue consists mainly of revenue from the Company's wholesale supply and component manufacturing businesses, which primarily sell to the Company's home manufacturing segment. Revenues from external customers remained consistent at $5,153 for 2000 compared to $5,173 during 1999.

Gross Profit
Gross profit is derived by deducting cost of sales from total revenue. Gross profit was $40,302 or 12.1% of total revenue, for 2000, versus $110,457 or 18.0% of total revenue, in 1999. Of the $70,155 decrease, the Company attributes approximately $50,600 to volume decrease and $19,600 to margin erosion. The margin erosion includes additional sales discounts at the manufacturing level in response to intense price competition, to help encourage sell-through of inventory, inefficiencies related to low volume and plant closings, $400 of supply company inventory valuation charges and $2,500 retail inventory valuation charges.

Selling, General and Administrative
Selling, general and administrative expenses during 2000 were $85,430 or 25.6% of total revenue, versus $102,938 or 16.8% of total revenue in 1999, a decrease of $17,508. The overall decrease is primarily due to a $10,003 reduction in salaries, wages and incentive compensation, a $4,091 reduction in employee benefits cost (primarily health insurance), a $5,424 reduction in advertising and promotion costs, including costs to support the exclusive dealer program, and a $1,329 decrease in costs associated with the retail segment, which were offset by a $6,326 increase in inventory repurchase charges.

* See Safe Harbor Statement on page 32.

Impairment and Other Related Charges
Due to deteriorating market conditions, impairment and other related charges totaling $6,975 ($5,183 after tax or $0.29 per diluted share) were recorded in 2000. These charges were recorded in connection with the closing of four home manufacturing facilities ($1,024), Company-owned retail locations ($4,212), the sale of a portion of the Company's insurance and premium finance business ($1,497) - a step related to the scaling back of the Company's retail operations
- and the disposition of a portion of the Company's supply operations ($242). One previously closed home manufacturing facility was re-opened to replace the production capacity of another facility that was destroyed by fire in June 2000 and a second facility was re-opened in the fourth quarter of 2000. During 1999, the Company recorded impairment and other related charges of $4,002 ($2,458 after tax or $0.14 per diluted share) related to the idling of five home manufacturing plants.

Operating Profit (Loss)
Operating profit (loss) is derived by deducting cost of sales, selling, general and administrative expenses and impairment and other related charges from total revenue. Operating loss for 2000 was $52,103, compared to an operating profit of $3,517 in 1999. Home manufacturing operating loss, before intercompany eliminations, was $33,211 in 2000 as compared to a profit of $16,544 in 1999. The decline primarily was due to the decrease in sales, an increase in home repurchase costs, impairment and other related charges and the industry and business conditions cited above. The year 2000 also included an operating loss and inventory and equipment valuation charges relating to the closing of the Adrian, Georgia plant totaling $3,450 ($2,173 after tax or $0.12 per diluted share). In 1999, the Adrian plant sustained an operating loss of $709 ($429 after tax or $0.02 per diluted share). On October 2, 2000, the Company sold the inventory, tools, and supplies of the Adrian plant and leased the facility to a third party with an option to purchase. Financial services operating loss increased $1,032 from 1999 primarily due to the decrease in sales and impairment and other related charges noted above. The retail segment's operating loss increased $7,580 due to costs of inventory valuation charges, impairment and other related charges, low sales volume and the competitive conditions currently prevalent in the marketplace. The other segment operating profit, before intercompany eliminations, decrease of $2,497 is due mainly to the inventory valuation and impairment and other related charges discussed above. General corporate operating loss, which is not identifiable to a specific segment, decreased $2,456 primarily due to a reduction in incentive compensation.

Other Income (Expense)
Interest expense increased $1,093 primarily due to the increase during part of the year in notes payable under retail floor plan agreements, amounts outstanding under industrial development revenue bond issues and borrowings under the Company's credit facility.

Other,  net is comprised  primarily of interest  income  (unrelated to financial services), gains or losses on sales of assets, equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. Other, net increased $563 primarily due to a fire insurance gain of $920, partially offset by losses from supply-related equity partnerships.

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

Liquidity and Capital Resources

                                                        Balances as of December 31,
                                                    -----------------------------------
(dollars in thousands)                                 2001        2000         1999
                                                    ----------  ----------   ----------

Cash, cash equivalents & certificates of deposit  $    43,256 $    35,394  $    39,635
Working capital                                   $    18,183 $    27,213  $    33,065
Current ratio                                        1.3 to 1    1.4 to 1     1.4 to 1
Long-term debt                                    $    23,999 $    24,054  $    10,218
Ratio of long-term debt to equity                      1 to 3      1 to 4      1 to 13
Installment loan portfolio                        $     4,991 $     7,887  $     9,450

Operating activities during 2001 provided net cash of $7,303. The Company received a federal income tax refund in April 2001 of $16,725. Effective March 9, 2002, the Jobs Creation and Workers' Assistance Act was passed which enabled companies to carry back net operating losses five years instead of two years as under the previous rules. The Company estimates it will receive approximately $4,600 in tax refunds as a result of this change, which will be recorded in the first quarter of 2002. *

The Company's capital expenditures were $3,496 for 2001, as compared to $3,807 for 2000. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the exercise of a purchase option for a previously leased facility for $1,125 in 2001. The proceeds for this purchase came from an industrial development revenue bond issue. This increase in long-term debt reduced by normal principal payments resulted in a decrease in long-term debt of $55.

The Company purchased 312,200 shares of treasury stock during 2001 for $608. The Company has authorization to acquire up to 831,200 additional shares under the current program.

In addition to its normal purchasing and selling of loans to other finance companies, during 2001 and 2000, the Company received proceeds of approximately $4,500 and $1,400, respectively, from the sale of loans that were previously held in its installment loan portfolio.

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

                                                    Applicable interest rate
    Tangible net worth       Credit Facility  ----------------------------------
         ("TNW")               Available          Bank's Prime          LIBOR
------------------------  ------------------  -------------------   ------------
Above $85,000              $35,000            less 0.50%            plus 2.00%
$85,000 - $77,000          35% of TNW         less 0.50%            plus 2.00%
$77,000 - $65,000          35% of TNW         prime                 plus 2.50%
$65,000 - $58,000          30% of TNW         plus 0.25%            plus 2.75%


However, in no event may the aggregate outstanding borrowings under the revolving line of credit and term-loan agreement exceed $35,000 (or such lesser amount as may be available). At December 31, 2001, $15,000 was outstanding under the revolving line of credit, against a total borrowing capacity of $20,087 based on the Company's tangible net worth. At December 31, 2000, $15,000 was outstanding under the revolving line of credit, against a total borrowing capacity of $27,354 based on the Company's tangible net worth. The Credit
Facility provides the option for amounts drawn down for CIS's benefit to be converted to a term loan with respect to borrowings of up to 80% of the

* See Safe Harbor Statement on page 32.

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

The Credit Facility, as amended, contains certain restrictive covenants which limit, among other things, the Company's ability without the lender's consent to
(i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000,
(iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $18,000, excluding floor plan notes payable which cannot exceed $6,000 and (iv) make annual capital expenditures in excess of $10,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $15,000), debt to tangible net worth ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.75 to 1) commencing with the year ending December 31, 2002 and thereafter, and to maintain a current ratio of at least 1.17 to 1 and the sum of consolidated tangible net worth plus treasury stock purchases, in 2000 and 2001, of at least $58,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants.

Since its inception, CIS has been restricted in the amounts of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. * CIS is currently re-selling loans to other lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements. *

The Company currently believes existing cash and funds available under the credit facility, together with cash provided by operations will be adequate to fund the Company's operations and plans for the next twelve months. * However, there can be no assurances to this effect. If it is not, or if the Company is unable to remain in compliance with its covenants under its Credit Facility, the Company would seek to maintain or enhance its liquidity position and capital resources through further modifications to or waivers under the Credit Facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond the control of the Company. *

Projected cash to be provided by operations in the coming year is largely dependent on sales volume. The Company's manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. A major third-party lender recently announced plans to discontinue wholesale financing of manufactured homes, which may have a material adverse effect on Cavalier's ability to find financing for dealer purchases. * Reduced availability of such financing is currently having an adverse effect on the manufactured housing industry. * In addition, most states classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is

* See Safe Harbor Statement on page 32.

more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition. Additionally, effective January 1, 2002, the State of Texas enacted a law that, among other things, classifies and taxes manufactured homes as real property, and not personal property, under certain conditions as set forth in the Texas law. The classification as real property could change the rates and methods of taxation assessed against such homes in Texas. The law also may affect the form and structure of permanent financing extended to Texas manufactured home consumers because such financing historically has treated manufactured homes as personalty rather than as real estate.

Contractual Obligations and Commitments (dollars in thousands)
The following table summarizes contractual obligations of the Company at December 31, 2001, including short and long-term debt, commitments for future payments under non-cancelable operating lease agreements and other long-term obligations. For additional information related to these obligations, see Notes 5 and 10 to the Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period.

                                                                                  Payments Due by Period
                                                         ----------------------------------------------------------------------
                                                            Total        Less than 1 yea1 -3 years    4 - 5 years   After 5 years
                                                         -------------   --------------------------   ------------   ----------

Notes payable under retail floor plan agreements             $  2,364       $ 2,364       $      -        $     -      $     -
Revolving credit facility                                      15,000             -         15,000              -            -
Industrial development revenue bond issues                     10,293         1,294          2,885          2,449        3,665
                                                         -------------   -----------    -----------   ------------   ----------
Total contractual cash obligations                           $ 27,657       $ 3,658       $ 17,885        $ 2,449      $ 3,665
                                                         =============   ===========    ===========   ============   ==========

The following table summarizes contingent commitments of the Company at December 31, 2001, including contingent repurchase obligations, guarantees of debt for equity method investees and letters of credit. For additional information related to these contingent obligations, see Note 10 to the Consolidated Financial Statements and Critical Accounting Policies below. Contingent insurance plans' retrospective premium adjustments are excluded from this table as there is no definite expiration period (see Critical Accounting Policies below).

                                                                        Amount of Commitment Expiration per Period
                                                         ----------------------------------------------------------------------
                                                            Total        Less than 1 yea1 -3 years    4 - 5 years   After 5 years
                                                         -------------   --------------------------   ------------   ----------
Repurchase obligations      (1)                             $ 135,000      $ 36,000       $ 99,000            $ -          $ -
Guarantees                  (2)                                 1,861           461            423            228          749
Letters of credit           (3)                                 2,878         2,490            388              -            -
                                                         -------------   -----------    -----------   ------------   ----------
Total commitments                                           $ 139,739      $ 38,951       $ 99,811          $ 228        $ 749
                                                         =============   ===========    ===========   ============   ==========

(1) For a complete description of the contingent repurchase obligation, see Critical Accounting Policies-Reserve for Repurchase Commitments. Although the commitments outstanding at December 31, 2001 have a finite life, these commitments are continually replaced as the Company continues to sell its manufactured homes to dealers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. The cost of these contingent repurchase obligations to the Company was $1,848 (2001), $9,414 (2000), and $3,088 (1999).

(2) The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $2,805. At December 31, 2001, $5,663 was outstanding under the various guarantees, of which the Company had guaranteed $1,861. One of the companies has a lease purchase agreement with a third party to sell a facility financed by debt that the Company has guaranteed. The Company expects the proceeds from the exercise of the purchase option to be used to pay off the debt and to be released from the guaranty upon payoff in 2003.

(3) The Company has provided letters of credit to providers of certain of its insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The Company has recorded insurance expense based on anticipated losses related to these policies.

Critical Accounting Policies
Cavalier follows certain significant accounting policies when preparing our consolidated financial statements as summarized in Note 1 to the Consolidated Financial Statements. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and notes. We evaluate these estimates and assumptions on an ongoing basis and use historical experience factors, current economic conditions and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying the accounting treatment with respect to commitments and contingencies. Actual results could differ from these estimates under different assumptions or conditions. The following is a list of the accounting policies that we believe are most important to the portrayal of our financial condition and results of operations that require our most difficult, complex or subjective judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Product Warranties
Cavalier provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and current industry trends. Factors we use in the estimation of the warranty liability include historical sales amounts and warranty costs related to homes sold and any outstanding service work orders. We have a reserve for estimated warranties of $11,700 (2001) and $11,800 (2000). Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on Cavalier's results of operations.

Insurance
Cavalier's workmen's compensation (prior to February 1, 1999, and after April 1,
2001),  product  liability  and  general  liability  (prior  to April  1,  2001)
insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We were contingently liable at December 31, 2001 for future retrospective premium adjustments up to a maximum of approximately $19,675 in the event that additional losses are reported related to prior years. We recorded an estimated liability of approximately $3,861 (2001) and $4,103 (2000) related to these contingent claims. Claims exceeding our current expense levels could have a material adverse effect on Cavalier's results of operations.

Reserve for Repurchase Commitments
Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of Cavalier's sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event such product is repossessed upon a dealer's default. The risk of loss under repurchase agreements is lessened by the fact that (1) sales of our manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 2.2% of sales in 2001; (2) the price that Cavalier is obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 months) and (3) Cavalier historically has been able to resell homes repurchased from lenders. Cavalier reviews the aging of retail dealers' inventory to estimate the amount of inventory subject to repurchase obligation. Additionally, we review repurchase notifications received from floor plan sources and review our dealer inventory for expected repurchase notifications based on various communications from the lenders and the dealers as well as for dealers who are experiencing financial difficulty. We apply a historical loss factor to the inventory estimated to be repurchased. The maximum amount for which we are contingently liable under such agreements approximated $135,000 at December 31, 2001. Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on the Company's operating results. For example, due to the rapid expansion of the retail distribution network in the manufacturing housing industry that occurred in much of the 1990's, there is currently an imbalance between industry retail inventories and consumer demand for manufactured homes. The deterioration in the availability of retail financing, along with significant competition from repossessed homes, has already extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in even greater intense price competition, further pressure on profit margins within the industry, and have a material adverse effect on Cavalier. * The Company's inventory at all retail locations, including Company-owned retail sales centers, declined 34% in 2000 from 1999 and another 10% in 2001 from levels at the end of 2000. While Cavalier believes that inventories of its homes are approaching levels which are more consistent with retail demand, due in part to the Company's emphasis on working with its dealers to reduce retail inventories, we cannot give investors assurances to this effect. * In spite of these efforts, significant unfavorable developments or further deterioration within the industry would undoubtedly have an adverse impact on Company operating results. We have a reserve for repurchase commitments of $3,200 (2001) and $4,100 (2000).

Impairment of Long-Lived Assets
Since the latter part of 1999, Cavalier and the manufactured housing industry have experienced a downturn in business as discussed above. Due to deteriorating market conditions, during this time, we have idled, closed or sold 10 manufactured housing facilities, a portion of our insurance and premium finance business, a portion of our supply operations and 11 under-performing retail locations. We periodically evaluate the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

Related Party Transactions
During 2001, 2000, and 1999, the Company purchased raw materials of approximately $15,648, $11,893, and $20,166, respectively, from joint ventures in which the Company owns a minority interest and from a company in which a stockholder and director of the Company is also a stockholder.

The Company has a $35,000 revolving and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company of which $15,000 was outstanding at December 31, 2001 and 2000. See footnote 5 to the Consolidated Financial Statements for additional information regarding the Credit Facility.

Two of the Company's manufacturing facilities were leased under separate operating lease agreements with companies among whose owners are certain officers, directors or stockholders of the Company. One related lease was terminated in April 2000 with a one-time cancellation payment of $150 made to the lessor. The other related lease contained a purchase option that was

* See Safe Harbor Statement on page 32.

exercised in 2001 for $1,125 using proceeds from an industrial development bond issue. The Company paid rents to related parties of $63 (2001), $377 (2000), and $354 (1999). In 1999, the Company paid $337 for construction of plant facilities and paid $3,400 to exercise purchase options on two previously leased facilities, to companies among whose owners are certain officers, directors or stockholders of the Company.

The Company recorded net income (loss) of investees accounted for by the equity method of $(485), $(243), and $397 for the years ended December 31, 2001, 2000, and 1999, respectively. Additionally, the Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. For additional information related to these guarantees, see footnote (2) under Contractual Obligations and Commitments above.

The Company's General Counsel is also a director of the Company. The Company paid legal fees of $170 (2001), $201 (2000), and $269 (1999).

Impact of Inflation
The Company generally has been able to increase its selling prices to offset increased costs, including the costs of raw materials. Sudden increases in costs as well as price competition, however, can affect the ability of the Company to increase its selling prices. As discussed above, in 1999, the Company experienced tightened supply of certain types of raw materials, which resulted in some higher costs that were not recoverable through price increases. For a further discussion of this matter, see "2000 Compared to 1999 - Gross Profit." The Company believes that the relatively moderate rate of inflation over the past several years has not had a significant impact on its sales or profitability, but can give no assurance that this trend will continue in the future. *

Impact of Accounting Statements
Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a material impact on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement is effective for financial statements issued for years beginning after December 15, 2001. Under this pronouncement, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed at least annually for impairment. Goodwill is considered impaired and a loss is recognized when its carrying value exceeds its implied fair value. The Company is currently evaluating SFAS No. 142 and has not yet determined its impact on the Company's consolidated financial statements although it is probable that some or all of the goodwill may be impaired. The Company has $15,468 in recorded goodwill at December 31, 2001. Impairment charges, if any, would be recorded in the first quarter of 2002 and would be reflected as a change in accounting principle.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company is currently evaluating SFAS No. 144 and has not yet determined its impact on the Company's consolidated financial statements.

Market Risk
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest rate risk inherent in its financial instruments, but is not currently subject to foreign currency or

* See Safe Harbor Statement on page 32.

commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $2,233 at December 31, 2001 and a deferred compensation liability of $2,934. Due to the long-term nature of the benefit liabilities that these assets fund, the Company currently considers its exposure to market risk to be low. * The Company does not believe that a decline in market value of these investments would result in a material near term funding of the trust or exposure to the benefit liabilities funded. *

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed rate contracts with interest rates generally ranging from 9.0% to 14.0% and an average original term of 298 months at December 31, 2001. The Company estimated the fair value of its installment contracts receivable which approximates carrying value, using discounted cash flows and interest rates offered by CIS on similar contracts at December 31, 2001.

The Company has notes payable under retail floor plan agreements, two industrial development revenue bond issues and a revolving line of credit that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time. *

                                                           Assumed Annual Principal Cash Flows
                                         ------------------------------------------------------------------------

(dollars in thousands)                     2002        2003      2004      2005      2006    Thereafter  Total   Fair value
                                           ----        ----      ----      ----      ----    ----------  -----   ----------
Installment loan portfolio                 $ 930 a      $ 30      $ 34      $ 38      $ 43   $ 3,916   $ 4,991   $ 4,944
(weighted average interest rate - 11.60%)

                                                            Expected Principal Maturity Dates
                                         ------------------------------------------------------------------------

(dollars in thousands)                     2002        2003      2004      2005      2006    Thereafter  Total   Fair value
                                           ----        ----      ----      ----      ----    ----------  -----   ----------
Notes payable and long-term debt         $ 3,658 b  $ 16,339   $ 1,546   $ 1,204   $ 1,245   $ 3,665   $ 27,657  $ 28,292
(weighted average interest rate - 4.69%)

a The Company has recorded an allowance for credit losses of $829, primarily based upon management's assessment of historical experience factors and current economic conditions.
b Amount payable in 2002 includes $1,294 of current portion of long-term debt and $2,364 of notes payable under retail floor plan agreements.

* See Safe Harbor Statement on page 32.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under  the Private Securities  Litigation  Reform  Act  of
1995:

Our disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
o        limitations in Cavalier's ability to pursue its business strategy;
o        acceptance of Cavalier's new product initiatives;
o changes in demographic trends, consumer preferences and Cavalier's business strategy;
o        changes  and  volatility  in  interest  rates and the  availability  of capital;
o        changes  in  the  availability of retail (consumer) financing;
o        changes  in  the  availability  of wholesale (dealer) financing;
o        changes in level of industry retail inventories;
o        the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other key personnel;
o        competition;
o        contingent repurchase and guaranty obligations;
o        uncertainties regarding Cavalier's retail financing activities;
o        the potential unavailability and price increases for raw materials;
o        the potential unavailability of manufactured housing sites;
o        regulatory constraints;
o        the potential for additional warranty claims;
o        litigation;
o        the potential volatility in our stock price; and
o currency fluctuations, exchange controls, market disruptions and other effects resulting from the terrorist attacks on September 11, 2001 and
         actions, including  armed  conflict by the  United  States  and   other
         governments, in reaction thereto.

Any or all of our forward-looking statements in this report, in the 2001 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, under the heading "Risk Factors", we have provided a discussion of factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect Cavalier. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited quarterly financial data for the two years ended December 31, 2001 and 2000. The Company believes that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with accounting principles generally accepted in the United States of America. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period.

                                          Fourth Quarter    Third Quarter   Second Quarter    First Quarter       Total
                                        ----------------  ---------------  ---------------  ----------------  ------------
2001
Revenue:
        Home manufacturing                 $ 105,222          $ 97,118         $ 90,332         $ 55,563         $ 348,235
        Financial services                       884               724              785              695             3,088
        Retail                                 1,785             1,790            1,751            1,642             6,968
        Other                                  1,520             1,313            1,469            1,278             5,580

                                        -------------     -------------    -------------    -------------     -------------

        Total revenue                        109,411           100,945           94,337           59,178           363,871
                                        -------------     -------------    -------------    -------------     -------------

Gross profit                                  20,581            16,567           12,044            5,023            54,215
Net income (loss)                              1,250              (397)          (4,613)         (10,258)          (14,018)
Basic net income (loss) per share     a         0.07  b          (0.02)           (0.26)           (0.59)            (0.80)  b
Diluted net income (loss) per share   a         0.07  b          (0.02)           (0.26)           (0.59)            (0.80)  b

2000
Revenue:
        Home manufacturing                  $ 58,581          $ 67,891         $ 91,492         $ 88,275         $ 306,239
        Financial services                       709             1,132            1,590            1,447             4,878
        Retail                                 2,654             3,382            7,865            2,941            16,842
        Other                                  1,073               808            1,748            1,524             5,153

                                        -------------     -------------    -------------    -------------     -------------

        Total revenue                         63,017            73,213          102,695           94,187           333,112
                                        -------------     -------------    -------------    -------------     -------------

Gross profit                                   8,396             8,818           11,689           11,399            40,302
Net loss                                      (5,630)           (6,192)         (13,009)          (8,637)          (33,468)
Basic net loss per share              a        (0.32) f          (0.35) e         (0.73) d         (0.49) c          (1.88)c,d,e,f
Diluted net loss per share            a        (0.32) f          (0.35) e         (0.73) d         (0.49) c          (1.88)c,d,e,f

   a The sum of quarterly amounts may not equal the annual amounts due to rounding.
   b Includes impairment and other related charges of $1,003 ($1,003 net of taxes, or $.06 per share basic and diluted) recorded in connection with closing one home manufacturing facility.
   c Includes impairment and other related charges of $348 ($313 net of taxes, or $.02 per share basic and diluted) recorded in connection with idling two home manufacturing facilities and closing three retail sales centers.
   d Includes impairment and other related charges of $4,397 ($3,465 net of taxes, or $.19 per share basic and diluted) recorded in connection with closing or disposition of retail sales centers, idling of two home manufacturing facilities and the sale of a portion of the Company's insurance and premium finance business.
   e Includes impairment and other related charges of $103 ($65 net of taxes, or $.00 per share basic and diluted) recorded in connection with the closing of a retail sales center.
   f Includes impairment and other related charges of $2,127 ($1,340 net of taxes, or $.08 per share basic and diluted) recorded in connection with retail sales centers and the disposition of a supply company.

                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Index to Consolidated Financial Statements and Schedule

Independent Auditor's Report                                                  35

Consolidated Balance Sheets                                                   36

Consolidated Statements of Operations                                         38

Consolidated Statements of Stockholders' Equity                               39

Consolidated Statements of Cash Flows                                         40

Notes to Consolidated Financial Statements                                    41

Schedule -

         II - Valuation and Qualifying Accounts                               56



Schedules I, III, IV and V have  been  omitted  because  they   are  either  not
required or are inapplicable.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Cavalier Homes, Inc.:

We have audited the accompanying consolidated balance sheets of Cavalier Homes, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cavalier Homes, Inc. and subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Deloitte and Touche LLP
-----------------------------

Birmingham, Alabama
February 22, 2002

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------------------------
                                                                                 2001       2000
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                  $  43,256   $ 35,394
  Accounts receivable, less allowance for losses of
    $625 (2001) and $346 (2000)                                                  7,293      3,751
  Notes and installment contracts receivable - current                           1,708      1,890
  Inventories                                                                   20,672     21,390
  Deferred income taxes                                                          8,075     11,776
  Income tax receivable                                                                    15,052
  Other current assets                                                           2,011      2,211
                                                                              ---------  ---------
           Total current assets                                                 83,015     91,464
                                                                              ---------  ---------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                                           6,047      5,943
  Buildings and improvements                                                    50,633     49,784
  Machinery and equipment                                                       44,185     44,763
                                                                              ---------  ---------
                                                                               100,865    100,490
  Less accumulated depreciation and amortization                                41,173     36,010
                                                                              ---------  ---------
           Total property, plant and equipment, net                             59,692     64,480
                                                                              ---------  ---------

INSTALLMENT CONTRACTS RECEIVABLE, less
  allowance for credit losses of $829 (2001) and
  $1,180 (2000)                                                                  3,232      5,079
                                                                              ---------  ---------
DEFERRED INCOME TAXES                                                            7,787      4,591
                                                                              ---------  ---------
GOODWILL, less accumulated amortization
   of $6,968 (2001) and $5,990 (2000)                                           15,468     16,446
                                                                              ---------  ---------
OTHER ASSETS                                                                     4,922      5,535
                                                                              ---------  ---------
TOTAL                                                                        $ 174,116  $ 187,595
                                                                              =========  =========

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------

                                                                                 2001        2000
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                          $   1,294   $   1,154
  Notes payable under retail floor plan agreements                               2,364       3,321
  Accounts payable                                                               8,059       8,176
  Amounts payable under dealer incentive programs                               17,542      21,204
  Accrued compensation and related withholdings                                  4,260       2,725
  Accrued insurance                                                              7,083       4,615
  Estimated warranties                                                          11,700      11,800
  Reserve for repurchase commitments                                             3,200       4,100
  Other accrued expenses                                                         9,330       7,156
                                                                              ---------   ---------
           Total current liabilities                                            64,832      64,251
                                                                              ---------   ---------

LONG-TERM DEBT                                                                  23,999      24,054
                                                                              ---------   ---------

OTHER LONG-TERM LIABILITIES                                                      5,093       4,972
                                                                              ---------   ---------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY:
  Series A Junior Participating Preferred Stock, $.01 par value;
    200,000 shares authorized, none issued
  Preferred stock, $.01 par value; 300,000 shares authorized, none issued
  Common stock, $.10 par value; 50,000,000 shares authorized,
    18,677,651 (2001) and 18,504,266 (2000) shares issued                        1,868       1,850
  Additional paid-in capital                                                    55,918      55,436
  Retained earnings                                                             26,507      40,525
  Treasury stock, at cost; 1,017,300 (2001) and 705,100 (2000) shares           (4,101)     (3,493)
                                                                              ---------   ---------

           Total stockholders' equity                                           80,192      94,318
                                                                              ---------   ---------
TOTAL                                                                        $ 174,116   $ 187,595
                                                                              =========   =========

See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------------------
                                                                                 2001         2000         1999

REVENUE                                                                      $  363,871   $  333,112   $  614,468
                                                                             -----------  -----------  -----------
COST OF SALES                                                                   309,656      292,810      504,011

SELLING, GENERAL AND ADMINISTRATIVE                                              66,690       85,430      102,938

IMPAIRMENT AND OTHER RELATED
  CHARGES                                                                         1,003        6,975        4,002
                                                                             -----------  -----------  -----------
                                                                                377,349      385,215      610,951
                                                                             -----------  -----------  -----------
OPERATING PROFIT (LOSS)                                                         (13,478)     (52,103)       3,517
                                                                             -----------  -----------  -----------
OTHER INCOME (EXPENSE):
  Interest expense                                                               (1,935)      (2,736)      (1,643)
  Other, net                                                                        795        2,242        1,679
                                                                             -----------  -----------  -----------
                                                                                 (1,140)        (494)          36
                                                                              ----------  -----------  -----------
INCOME (LOSS) BEFORE INCOME TAXES
  (BENEFIT)                                                                     (14,618)     (52,597)       3,553

INCOME TAXES (BENEFIT)                                                             (600)     (19,129)       1,403
                                                                             -----------  -----------  -----------
NET INCOME (LOSS)                                                            $  (14,018)  $  (33,468)  $    2,150
                                                                             ===========  ===========  ===========
BASIC NET INCOME (LOSS) PER SHARE                                            $    (0.80)  $    (1.88)  $     0.12
                                                                             ===========  ===========  ===========
DILUTED NET INCOME (LOSS) PER SHARE                                          $    (0.80)  $    (1.88)  $     0.12
                                                                             ===========  ===========  ===========
WEIGHTED AVERAGE SHARES
  OUTSTANDING                                                                17,580,499   17,799,505   18,125,763
                                                                             ===========  ===========  ===========
WEIGHTED AVERAGE SHARES OUTSTANDING,
   ASSUMING DILUTION                                                         17,580,499   17,799,505   18,204,030
                                                                             ==========   ===========  ===========

See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------------------------------

                                                                            Additional
                                                                  Common      Paid-in      Retained        Treasury
                                                                  Stock       Capital      Earnings         Stock         Total

BALANCE, JANUARY 1, 1999                                       $  2,028      $ 60,760      $ 90,400      $  (8,277)    $ 144,911
  Stock options exercised                                             4           280                                        284
  Income tax benefit attributable to exercise of
    stock options                                                                  28                                         28
  Sale of common stock under Employee Stock
    Purchase Plan                                                    10           481                                        491
  Sale of common stock under Dividend
    Reinvestment Plan                                                              14                                         14
  Accrued compensation                                                            114                                        114
  Cash dividends paid ($.16 per share)                                                       (2,926)                      (2,926)
  Purchase of treasury stock (1,779,000 shares)                                                            (15,675)      (15,675)
  Retirement of treasury stock (2,151,500 shares)                  (215)       (6,496)      (14,031)        20,742
  Net income                                                                                  2,150                        2,150
                                                               ---------     ---------     ---------     ----------    ----------
BALANCE, DECEMBER 31, 1999                                        1,827        55,181        75,593         (3,210)      129,391
  Stock options exercised                                             1             3                                          4
  Income tax benefit attributable to exercise of
    stock options                                                                   3                                          3
  Sale of common stock under Employee Stock
    Purchase Plan                                                    22           196                                        218
  Sale of common stock under Dividend
    Reinvestment Plan                                                               8                                          8
  Accrued compensation                                                             45                                         45
  Cash dividends paid ($.09 per share)                                                       (1,600)                      (1,600)
  Purchase of treasury stock (225,000 shares)                                                                 (283)         (283)
  Net loss                                                                                  (33,468)                     (33,468)
                                                               ---------     ---------     ---------     ----------    ----------
BALANCE, DECEMBER 31, 2000                                        1,850        55,436        40,525         (3,493)       94,318
  Stock options exercised                                                           1                                          1
  Sale of common stock under Employee Stock
    Purchase Plan                                                    18           120                                        138
  Accrued compensation                                                            361                                        361
  Purchase of treasury stock (312,200 shares)                                                                 (608)         (608)
  Net loss                                                                                  (14,018)                     (14,018)
                                                               ---------     ---------     ---------     -----------   ----------
BALANCE, DECEMBER 31, 2001                                     $  1,868      $ 55,918      $ 26,507      $  (4,101)    $  80,192
                                                               =========     =========     =========     ===========   ==========

See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------
                                                                               2001            2000           1999
OPERATING ACTIVITIES:
  Net income (loss)                                                         $ (14,018)     $ (33,468)      $  2,150
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                                             8,174          9,759         10,250
      Change in provision for credit and accounts receivable losses               (72)          (264)         1,004
      Gain on sale of installment contracts                                    (1,640)        (2,037)        (2,257)
      (Gain) loss on sale of property, plant and equipment                       (355)          (864)            85
      Impairment and other related charges                                      1,003          6,975          4,002
      Other, net                                                                  714            411              2
      Changes in assets and liabilities provided (used) cash,
        net of effects of acquisitions:
          Accounts receivable                                                  (3,821)         6,059         (1,277)
          Inventories                                                             718         28,730         (5,376)
          Income tax receivable                                                15,052        (12,919)        (5,804)
          Accounts payable                                                       (117)        (4,127)        (6,929)
          Other assets and liabilities                                          1,665         (7,830)        (2,370)
                                                                            ----------     ----------      ---------
             Net cash provided by (used in) operating activities                7,303         (9,575)        (6,520)
                                                                            ----------     ----------      ---------
INVESTING ACTIVITIES:
  Net cash paid in connection with acquisitions                                                              (4,439)
  Proceeds from disposition of property, plant and equipment                    1,111          3,673            437
  Capital expenditures                                                         (3,496)        (3,807)       (24,546)
  Net change in notes and installment contracts                               (33,722)       (57,057)       (44,943)
  Proceeds from sale of installment contracts                                  37,965         62,278         62,815
  Other investing activities                                                       42            270         (1,686)
                                                                            ----------     ----------      ---------
           Net cash provided by (used in) investing activities                  1,900          5,357        (12,362)
                                                                            ----------     ----------      ---------
FINANCING ACTIVITIES:
  Net borrowings (payments) on notes payable                                     (957)       (12,241)         4,824
  Proceeds from long-term borrowings                                            1,250         15,000          7,807
  Payments on long-term debt                                                   (1,165)        (1,129)          (545)
  Net proceeds from sales of common stock                                         138            226            505
  Proceeds from exercise of stock options                                           1              4            284
  Cash dividends paid                                                                         (1,600)        (2,926)
  Purchase of treasury stock                                                     (608)          (283)       (15,675)
                                                                            ----------     ----------      ---------
           Net cash used in financing activities                               (1,341)           (23)        (5,726)
                                                                            ----------     ----------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                   7,862         (4,241)       (24,608)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   35,394         39,635         64,243
                                                                            ---------      ----------      ---------
CASH AND CASH EQUIVALENTS, END OF YEAR                                      $  43,256      $  35,394       $ 39,635
                                                                            =========      ==========      =========
See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------


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

     Nature of Operations - The Company designs and produces manufactured homes which are sold to a network of dealers located primarily in the South Central and South Atlantic regions of the United States. In addition, through its financial services segment, the Company offers retail installment sale financing and related insurance products primarily for manufactured homes sold through the Company's dealer network. The Company's retail segment operates retail sales locations which offer the Company's homes, financing and insurance products to retail customers.

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

     Property, Plant and Equipment - Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the related assets primarily using the straight-line method. Maintenance and repairs are expensed as incurred. In 2001, the Company paid $1,125 to exercise a purchase option on a previously leased facility, and in 1999, the Company paid $337 for construction of plant facilities and paid $3,400 to exercise purchase options on two previously leased facilities, to companies among whose owners are certain officers, directors or stockholders of the Company.

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


     Allowance for Credit Losses on Installment Contracts - The Company has provided an allowance for estimated future credit losses resulting from retail financing activities of CIS Financial Services, Inc. ("CIS"), a wholly-owned subsidiary, primarily based upon management's assessment of historical experience and current economic conditions.


     Insurance - The Company's workmen's compensation (prior to February 1, 1999, and after April 1, 2001), product liability and general liability (prior to April 1, 2001) insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. The Company's workmen's compensation insurance coverage from February 1999 through March 2001 was provided under a fully insured, large deductible policy, and during 2001, the Company's product liability and general liability insurance coverages were converted to fully insured, large deductible policies.


     Net Income  (Loss) Per Share - The Company  reports two separate net income
     (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below (in thousands of shares):

                                                        2001     2000      1999

     Weighted average shares outstanding               17,580   17,800    18,126

     Dilutive effect of stock options and warrants                            78
                                                       ------  -------    ------
     Weighted average shares outstanding,
       assuming dilution                               17,580   17,800    18,204
                                                       ======   ======    ======

     Options and warrants that could potentially dilute basic net income per share in the future were not included in the computation of diluted net income per share because to do so would have been antidilutive. All options and warrants in 2001 and 2000 are excluded due to their antidilutive effect as a result of the Company's net loss. Antidilutive options and warrants (in thousands of shares) were 2,661, 2,971, and 2,602, for 2001, 2000, and 1999, respectively.

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

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement is effective for fiscal years beginning after December 15, 2001. Under this pronouncement, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed at least annually for impairment. The Company is currently evaluating SFAS No. 142 and has not yet determined its impact on the Company's consolidated financial statements although it is probable that some or all of the goodwill may be impaired.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The Company is currently evaluating SFAS No. 144 and has not yet determined its impact on the Company's consolidated financial statements.

     Reclassifications - Certain amounts from the prior periods have been reclassified to conform to the 2001 presentation.

2.   IMPAIRMENT AND OTHER RELATED CHARGES

     During 2001, the Company recorded impairment and other related charges of $1,003 ($1,003 after tax or $0.06 per diluted share) in connection with the closing of a home manufacturing facility to be disposed of. The charge includes writedowns of $332 for property, plant and equipment, $84 for lease obligations and $587 for involuntary termination benefits for 93 employees. No termination benefits have been paid as of year end. After recording the impairment charges, the carrying value of assets to be disposed of was $27. Before recording the impairment charges, the result of operations for 2001 related to assets to be disposed of was a loss of $2,309.

     During 2000, due to deteriorating market conditions, the Company recorded impairment and other related charges of $6,975 ($5,183 after tax or $0.29 per diluted share) in connection with the closing of four home manufacturing facilities and Company-owned retail sales centers, the sale of a portion of the Company's insurance and premium finance business, and the expected disposition of a portion of the Company's supply operations. The charge for assets to be held and used includes write-downs of $277 for property, plant and equipment ($43 home manufacturing segment and $234 retail segment) and $1,044 for goodwill (retail segment). The charge for assets to be disposed of includes write-downs of $2,229 for property, plant and equipment ($981 home manufacturing segment, $1,058 retail segment and $190 other segment), $3,038 for goodwill ($1,541 retail segment and $1,497 financial services segment), and $387 for non-competition agreements and lease obligations ($335 retail segment and $52 other segment). After recording the impairment charges, the carrying value of the assets to be disposed of was $2,004 ($602 home manufacturing segment, $901 retail segment and $501 other segment). The Company is actively marketing the facilities to be disposed of. Before recording the impairment charges, the results of operations for 2000 related to assets to be disposed of included a $3,323 after-tax loss from the retail segment, $683 after tax loss from the other segment, and $100 after-tax income from the financial services segment. During 2001, payments of $165 were made against the reserve for lease obligations. The results of operations for the home manufacturing segment related to assets to be disposed of are not separately identifiable as these closed facilities were not accounted for separately.

     During 1999, the Company recorded impairment and other related charges of $4,002 ($2,458 after tax or $0.14 per diluted share) in connection with the closing of five home manufacturing facilities. The charge for assets to be held and used includes write-downs of $850 for property, plant and equipment. The charge for assets to be disposed of includes write-downs of $2,186 for property, plant and equipment and $966 for lease and other obligations. After recording the impairment charges, the carrying value of the assets to be disposed of was $1,139. The Company is actively marketing the facilities to be disposed of. Payments of $100 and $619 were made against the reserve for lease and other obligations during 2001 and 2000, respectively. The results of operations for the home manufacturing segment related to assets to be disposed of are not separately identifiable as these closed facilities were not accounted for separately.

3.   INSTALLMENT CONTRACTS RECEIVABLE


     CIS finances retail sales through the purchase of installment contracts primarily from a portion of the Company's dealer network, at fixed interest rates, in the ordinary course of business, and resells a majority of the loans to financial institutions under the terms of retail finance agreements. Standard loan programs require minimum down payments, ranging from 5% to 20% of the purchase price of the home, on all installment contracts based on the creditworthiness of the borrower. In addition, CIS requires the borrower to maintain adequate insurance on the home throughout the life of the contract. Contracts are secured by the home which is subject to repossession by CIS upon default by the borrower.


     CIS's portfolio consists of fixed rate contracts with interest rates generally ranging from 9.0% to 14.0% and from 9.0% to 16.0% at December 31, 2001 and 2000, respectively. The average original term of the portfolio was approximately 298 and 296 months at December 31, 2001 and 2000, respectively. CIS enters into agreements to sell, without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CIS), contracts in its portfolio that meet specified credit criteria. Under these agreements, CIS sold $36,325, $60,241, and $60,558 of contracts receivable and realized gains of $1,640, $2,037, and $2,257 for the years ended December 31, 2001, 2000 and 1999, respectively.

     At December 31, 2001, scheduled principal payments of installment contracts receivable (including sales of contracts receivable in January 2002) are as follows:

                   Year Ending
                  December 31,
                      2002                                                 $ 930
                      2003                                                    30
                      2004                                                    34
                      2005                                                    38
                      2006                                                    43
                   Thereafter                                              3,916
                                                                         -------
                     Total                                               $ 4,991
                                                                         =======

     Activity in the allowance for credit losses on installment contracts was as follows:

                                             2001           2000           1999

       Balance, beginning of year         $ 1,180        $ 1,656        $   760
       Provision for credit losses            459            687          2,192
       Charge-offs, net                      (810)        (1,163)        (1,296)
                                          --------       --------       --------
       Balance, end of year               $   829        $ 1,180        $ 1,656
                                          ========       ========       ========


     At December 31, 2001 and 2000, the estimated fair value of installment contracts receivable was $4,944 and $7,360, respectively. These fair values were estimated using discounted cash flows and interest rates offered by CIS on similar contracts at such times.

4.   INVENTORIES

     Inventories consisted of the following:

                                                           2001          2000

      Raw materials                                     $ 13,917      $ 14,501
      Work-in-process                                      2,086         2,224
      Finished goods                                       4,669         4,665
                                                        --------      --------
      Total                                             $ 20,672      $ 21,390
                                                        ========      ========

     During 2001, 2000, and 1999, the Company purchased raw materials of approximately $15,648, $11,893, and $20,166, respectively, from joint ventures in which the Company owns a minority interest and from a company in which a stockholder and director of the Company is also a stockholder.

5.   CREDIT ARRANGEMENTS

     The Company has a $35,000 revolving and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to $35,000. At certain levels of tangible net worth, defined as the total of the Company's tangible net worth and treasury stock purchases for 2000 and 2001, the amount available under the Credit Facility and applicable interest rates are noted in the following table.

                Tangible net worth                 Credit Facility               Applicable interest rate
                                                                         -------------------------------------
                   ("TNW")                          Available             Bank's Prime              LIBOR
     -------------------------------------     ---------------------     ----------------       --------------

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

     However, in no event may the aggregate outstanding borrowings under the revolving line of credit and term-loan agreement exceed $35,000 (or such lesser amount as may be available). At December 31, 2001, $15,000 was outstanding under the revolving line of credit, against a total lending capacity of $20,087 based on the Company's tangible net worth. At December 31, 2000, $15,000 was outstanding under the revolving line of credit, against a total lending capacity of $27,354 based on the Company's tangible net worth. The bank's prime rate and LIBOR rate at December 31, 2001 and 2000 were 4.75% and 9.5%, and 1.88% and 6.4%, respectively. The maturity date of the revolving line of credit is April 2003.

     The term-loan agreement contained in the Credit Facility provides for borrowings of up to 80% of the Company's eligible installment sale contracts, up to a maximum of $35,000 (or such lesser amount as may be available). Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, and floats for the remaining two years at a rate (subject to certain limits) equal to the bank's prime rate plus .75%. No amounts were outstanding under the term-loan portion of the Credit Facility at December 31, 2001 and 2000.

     The Credit Facility contains certain restrictive and financial covenants, which, among other things, limit the aggregate of dividend payments and purchases of treasury stock, restrict the Company's ability to pledge assets, incur additional indebtedness and make capital expenditures, and requires the Company to maintain certain defined financial ratios. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by CIS, and the capital stock of certain of the Company's consolidated subsidiaries.

     The Company has $2,364 and $3,321 of notes payable under retail floor plan agreements at December 31, 2001 and 2000, respectively. The notes are collateralized by certain inventories and bear interest ranging from prime to prime plus 2%.

     The Company has amounts outstanding under seven Industrial Development Revenue Bond issues ("Bonds") of $10,293 and $10,208 at December 31, 2001 and 2000, respectively. Four of the bond issues bear interest at variable rates ranging from 4.0% to 5.4% and mature at various dates through April 2009. One of the bond issues is payable in equal monthly installments and bears interest at 75% of the prime rate and matures in 2005. One of the bond issues is payable in equal quarterly principal payments with interest payable at 6.75% and matures in 2004. One of the bond issues is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 2.01% as determined by a remarketing agent. The bonds are collateralized by certain plant facilities. At December 31, 2000, restricted bond proceeds of $228 were not disbursed and are reflected as a non-current asset in the consolidated balance sheet. At December 31, 2001, principal repayment requirements on long-term debt are as follows:

                   Year Ending
                  December 31,

                      2002                                              $  1,294
                      2003                                                16,339
                      2004                                                 1,546
                      2005                                                 1,204
                      2006                                                 1,245
                   Thereafter                                              3,665
                                                                        --------
                     Total                                                25,293
                   Less current portion                                    1,294
                                                                        --------
                   Long-term debt                                       $ 23,999
                                                                        ========


     At December 31, 2001 and 2000, the estimated fair value of outstanding borrowings was $25,928 and $25,281. These estimates were determined using rates at which the Company believes it could have obtained similar borrowings at such times.

     Cash paid for interest during the years ended December 31, 2001, 2000, and 1999 was $1,990, $2,725, and $1,480, respectively.

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

     Pursuant to a common stock repurchase program approved by the Company's Board of Directors, a total of 3,168,800 shares has been purchased at a cost of $24,842. The Company retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. At December 31, 2001, the Company has authority under the program to acquire up to 831,200 additional shares.

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

o The Company has an Employee Stock Purchase Plan under which 625,000 shares of the Company's common stock may be issued to eligible employees at a price equal to the lesser of 85% of the market price of the stock as of the first or last day of the payment periods (as defined). Employees may elect to have a portion of their compensation withheld, subject to certain limits, to purchase the Company's common stock. As of December 31, 2001, all 625,000 shares available were issued to eligible employees.

o The Company has a Deferred Compensation and Flexible Option Plan (the "Deferred Plan") which provides for deferral of a portion of certain key employees' earnings plus a Company match. Upon the occurrence of a distributable event, the employee will receive the greater of cash at a fixed annual return or shares of the Company's common stock credited to his account valued at fair market value. The Company funds benefits under the Deferred Plan through cash contributions and through the issuance of a stock option to a trust at an exercise price equal to fair market value on the date of the grant. Under the Deferred Plan, there are 500,000 shares of Company common stock available for issuance. At December 31, 2001, the Company had recorded plan investments of $2,233 and a deferred compensation liability of $2,934.

     Compensation expense recorded in connection with these plans for the years ended December 31, 2001, 2000 and 1999 was not material.

     The Company has a Dividend Reinvestment Plan which provides for 500,000 shares to be purchased by participants in the Plan by reinvesting the cash dividends on all, or part, of their shares. The price of the shares purchased through the Plan is the higher of 95% of the average daily high and low sale prices of the Company's common stock on the four trading days including and preceding the Investment Date (as defined in the Plan) or 95% of the average high and low sales prices on the Investment Date.

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

                                                                  2001            2000            1999

     Net income (loss):
       As reported                                              $ (14,018)      $ (33,468)       $ 2,150
       Pro forma                                                $ (14,461)      $ (33,904)       $ 1,029

     Basic net income (loss) per share:
       As reported                                                $ (0.80)        $ (1.88)        $ 0.12
       Pro forma                                                  $ (0.82)        $ (1.90)        $ 0.06

     Diluted net income (loss) per share:
       As reported                                                $ (0.80)        $ (1.88)        $ 0.12
       Pro forma                                                  $ (0.82)        $ (1.90)        $ 0.06


     The fair value of options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                     2001            2000             1999

     Dividend yield                                                  0.00%           0.10%            1.90%
     Expected volatility                                            56.05%          42.87%           40.10%
     Risk free interest rate                                         4.64%           6.57%            5.27%
     Expected lives                                              5.6 years       6.2 years        9.0 years

     The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future amounts, and additional awards in future years are anticipated.

     With respect to options exercised, the income tax benefits resulting from compensation expense allowable under federal income tax regulations in excess of the expense (benefit) reflected in the Company's financial statements have been credited to additional paid-in capital. These benefits, which totaled $0 (2001), $3 (2000), and $28 (1999), represent a noncash financing transaction for purposes of the consolidated statements of cash flows.

     Information regarding all of the Company's stock option plans is summarized below:

                                                                                                         Weighted
                                                                                   Weighted               Average
                                                                                    Average              Fair Value
                                                              Shares            Exercise Price        At Grant Date

     Outstanding at January 1, 1999                         2,559,994               $ 10.52
       Granted at fair value                                  448,266                  8.96               $ 3.48
       Exercised                                              (38,500)                 7.37
       Cancelled                                             (174,357)                12.34
                                                            ----------
     Outstanding at December 31, 1999                       2,795,403               $ 10.20
       Granted at fair value                                  343,048                  3.73               $ 1.86
       Exercised                                               (7,071)                 0.55
       Cancelled                                             (454,111)                10.20
                                                            ----------
     Outstanding at December 31, 2000                       2,677,269               $  9.40
       Granted at fair value                                  330,663                  2.90               $ 1.58
       Exercised                                               (1,610)                 0.55
       Cancelled                                             (218,233)                11.27
                                                            ----------
     Outstanding at December 31, 2001                       2,788,089               $  8.49
                                                            ==========              ========
     Options exercisable at December 31, 2001               2,494,114               $  9.13
                                                            ==========              ========
     Options exercisable at December 31, 2000               2,656,869               $  9.46
                                                            ==========              ========
     Options exercisable at December 31, 1999               2,762,803               $ 10.17
                                                            ==========              ========

     Stock options available for future grants at December 31, 2001 were 1,177,415 under all of the Company's various stock option plans.

The following table summarizes information concerning stock options outstanding at December 31, 2001:

                                               Options Outstanding                    Options Exercisable
                                   --------------------------------------------- ------------------------------

                                                      Weighted
                                                       Average      Weighted                        Weighted
                                                      Remaining      Average                        Average
             Range of                   Number       Contractual    Exercise          Number        Exercise
         Exercise Prices             Outstanding        Life          Price        Exercisable       Price

          $0.55 - $5.50                867,249         10.10        $ 3.56           573,274       $ 3.83
          $6.00 - $9.88                401,470         18.44          8.84           401,470         8.84
         $10.00 - $10.50               576,446          5.89         10.18           576,446        10.18
         $10.63 - $16.60               942,924          5.27         11.84           942,924        11.84
                                     ---------                                     ---------
          $0.55 - $16.60             2,788,089          8.80        $ 8.49         2,494,114       $ 9.13
                                     =========         =====        ======         =========       =======

8.   INCOME TAXES (BENEFIT)

     Provision (benefit) for income taxes consist of:

                                                                     2001             2000          1999

     Current:
       Federal                                                    $  (505)       $ (16,469)       $ 5,337
       State                                                         (600)                            750
                                                                  --------       ----------       --------
                                                                   (1,105)         (16,469)         6,087
                                                                  --------       ----------       --------
     Deferred:
       Federal                                                        446           (2,353)        (4,140)
       State                                                           59             (307)          (544)
                                                                  --------       ----------       --------
                                                                      505           (2,660)        (4,684)
                                                                  --------       ----------       --------
          Total                                                   $  (600)       $ (19,129)       $ 1,403
                                                                  ========       ==========       ========

     Total income tax expense (benefit) for 2001, 2000, and 1999, is different from the amount that would be computed by applying the expected federal income tax rate of 35% to income (loss) before income taxes. The reasons for this difference are as follows:

                                                                     2001            2000            1999
     Income tax (benefit) at expected federal income tax rate    $ (5,117)       $ (18,409)       $ 1,143
     State income taxes, net of federal tax effect                   (178)          (1,439)           125
     Valuation allowance                                            4,310              500
     Non-deductible operating expenses                                385              219            262
     State jobs tax credits                                                                           (38)
     Other                                                                                            (89)
                                                                 ---------       ----------       --------
           Total                                                 $   (600)       $ (19,129)       $ 1,403
                                                                 =========       ==========       ========

     Deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. The approximate tax effects of temporary differences at December 31, 2001 and 2000 were as follows:

                                                                  2001            2000
                                                                  Assets (Liabilities)
                                                           --------------------------------

     Current differences:
       Warranty expense                                         $  4,031         $  3,941
       Inventory capitalization                                      885              668
       Allowance for losses on receivables                         1,024            1,060
       Accrued expenses                                            4,755            5,275
       Repurchase commitments                                      1,203            1,552
       Deferred gain                                                (332)
       Other                                                          13              (102)
                                                                ---------        ----------
                                                                  11,579           12,394
     Less valuation allowance                                      3,504              618
                                                                ---------        ----------
           Total                                                $  8,075         $ 11,776
                                                                =========        ==========

                                                                    2001           2000
                                                                    Assets (Liabilities)
                                                             -------------------------------
     Noncurrent differences:
       Depreciation and basis differential of acquired assets   $ (2,047)       $ (2,601)
       Fixed asset valuation                                       1,919           1,813
       Net operating loss carryforwards                            8,445           2,681
       Alternative minimum tax credit  carryforward                  254
       Goodwill                                                      537             621
       Capital loss carryforward                                     576             576
       Charitable contribution carryforward                           57
       Merger related expenses                                       252             427
       Other                                                       1,173           1,315
                                                                 -------         -------
                                                                  11,166           4,832
       Less valuation allowance                                    3,379             241
                                                                 -------         -------
           Total                                                 $ 7,787         $ 4,591
                                                                 =======         =======

     At December 31, 2001, the Company had a capital loss carryforward of $1,472 which will expire in 2005. Additionally, at December 31, 2001, the Company had federal and state net operating loss carryforwards of $15,100 and $68,600, respectively. The net operating loss carryforwards will expire as follows:

                                                    Federal       State

     2010                                           $ 848
     2019                                                        $ 3,602
     2020                                                         48,239
     2021                                           14,252        16,759


     The Company has recorded a valuation allowance of $6,883 against net deferred income tax assets because management believes it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items. The valuation allowance can be adjusted in future periods as the probability of realization of the deferred assets change.

     Net cash paid (received) for income taxes for the years ended December 31, 2001, 2000, and 1999 was $(17,057), $(3,553), and $11,835, respectively.

9.   EMPLOYEE BENEFIT PLANS

     The Company has self-funded group medical plans which are administered by third party administrators. The medical plans have reinsurance coverage limiting liability for any individual employee loss to a maximum of $100, with an aggregate limit of losses in any one year based on the number of covered employees. Incurred claims identified under the Company's incident reporting system and incurred but not reported claims are funded or accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries. The Company has established self-insurance trust funds for payment of claims and makes deposits to the trust funds in amounts determined by consulting actuaries. The cost of these plans to the Company was $4,334, $5,467, and $8,022 for years ended December 31, 2001, 2000, and 1999, respectively.

     The Company sponsors an employee 401(k) retirement plan covering all employees who meet participation requirements. Employee contributions are limited to a percentage of compensation as defined in the plan. The amount of the Company's matching contribution is discretionary as determined by the Board of Directors. Company contributions amounted to $591, $736, and $1,071 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

     Additionally, the Company is obligated under various operating lease agreements with varying monthly payments and expiration dates through June 2017. Total rent expense under operating leases was $292, $1,131, and $1,191 for the years ended December 31, 2001, 2000, and 1999, respectively, including rents paid to related parties of $63 (2001), $377 (2000), and $354 (1999).

     Future minimum rents payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2001 are not significant.


     Contingent Liabilities and Other:

      a. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $135,000 at December 31, 2001. The Company has a reserve for repurchase commitments of $3,200 (2001) and $4,100 (2000) based on prior experience and market conditions.

      b. Under the insurance plans described in Note 1, the Company was contingently liable at December 31, 2001 for future retrospective premium adjustments up to a maximum of approximately $19,675 in the event that additional losses are reported related to prior years.

      c. The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Legal fees associated with these lawsuits are accrued at the time such cases are identified. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company. However, the potential exists for unanticipated material adverse judgments against the Company.

      d. The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum aggregate guaranty of $2,805. At December 31, 2001, $5,663 was outstanding under the various guarantees, of which the Company had guaranteed $1,861.

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

                                                           2001            2000             1999
     Gross revenue:
       Home manufacturing                               $ 352,431       $ 311,531        $ 599,647
       Financial services                                   3,088           4,878            6,107
       Retail                                               6,968          16,842           20,914
       Other                                               28,966          29,261           40,465
                                                        ----------      ----------       ----------
         Gross revenue                                    391,453         362,512          667,133
                                                        ----------      ----------       ----------
     Intersegment revenue:
       Home manufacturing                                   4,196           5,292           17,373
       Financial services
       Retail
       Other                                               23,386          24,108           35,292
                                                        ----------      ----------       ----------
         Intersegment revenue                              27,582          29,400           52,665
                                                        ----------      ----------       ----------
     Revenue from external customers:
       Home manufacturing                                 348,235         306,239          582,274
       Financial services                                   3,088           4,878            6,107
       Retail                                               6,968          16,842           20,914
       Other                                                5,580           5,153            5,173
                                                        ----------      ----------       ----------
         Total revenue                                  $ 363,871       $ 333,112        $ 614,468
                                                        ==========      ==========       ==========

     Operating profit (loss):
       Home manufacturing                               $  (7,915)      $ (33,211)       $  16,544
       Financial services                                     211          (1,251)            (219)
       Retail                                                 (87)         (9,514)          (1,934)
       Other                                                1,948          (1,808)             689
       Elimination                                            (64)         1,507            (1,281)
                                                        ----------      ----------       ----------
       Segment operating profit (loss)                     (5,907)        (44,277)          13,799
       General corporate                                   (7,571)         (7,826)         (10,282)
                                                        ----------      ----------       ----------
         Operating profit (loss)                        $ (13,478)      $ (52,103)       $   3,517
                                                        ==========      ==========       ==========

     Depreciation and amortization:
       Home manufacturing                               $   6,427       $   7,370        $   8,215
       Financial services                                     118             294              359
       Retail                                                  24             327              544
       Other                                                  463             548              463
                                                        ----------      ----------       ----------
       Segment depreciation and amortization                7,032           8,539            9,581
       General corporate                                    1,142           1,220              669
                                                        ----------      ----------       ----------
         Total depreciation and amortization            $   8,174       $   9,759        $  10,250
                                                        ==========      ==========       ==========

                                                            2001            2000             1999
     Capital expenditures:
       Home manufacturing                               $   1,501       $   3,289        $  17,486
       Financial services                                      20              86              167
       Retail                                                                  11              986
       Other                                                1,947             159            1,208
                                                        ----------      ----------       ----------
       Segment capital expenditures                         3,468           3,545           19,847
       General corporate                                       28             262            4,699
                                                        ----------      ----------       ----------
         Total capital expenditures                     $   3,496       $   3,807        $  24,546
                                                        ==========      ==========       ==========
     Identifiable assets:
       Home manufacturing                               $ 109,429       $ 131,925        $ 159,493
       Financial services                                  12,387          12,674           17,248
       Retail                                               5,566          11,006           24,372
       Other                                               11,709          14,153           14,225
       Elimination                                        (51,803)        (45,526)         (32,752)
                                                        ----------      -----------       ---------
       Segment identifiable assets                         87,288         124,232          182,586
       General corporate                                   86,828          63,363           50,992
                                                        ----------      -----------       ---------
         Total assets                                   $ 174,116       $ 187,595        $ 233,578
                                                        ==========      ==========       ==========

     The Financial services segment's operating profit includes net interest income of $1,197, $1,223, and $1,968, and gains from the sale of installment contracts of $1,640, $2,037, and $2,257 for the years ended December 31, 2001, 2000, and 1999, respectively.

     Identifiable assets for the General corporate category include $1,603, $1,768, and $1,604 of investment in equity method investees at December 31, 2001, 2000, and 1999, respectively. General corporate operating income includes equity in the net income (loss) of investees accounted for by the equity method of $(485), $(243), and $397 for the years ended December 31, 2001, 2000, and 1999, respectively.

                                               CAVALIER HOMES INC. AND SUBSIDIARIES
                                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                       For the Years Ended December 31, 2001, 2000 and 1999
                                                      (Dollars in Thousands)

                                                                               Increases    Additions
                                           Balance at   Attributable Charged to    Charged                  Balance at
                                           Beginning of     to       Costs and     to Other                   End of
                                             Period     Acquisitions  Expenses     Accounts   Deductions      Period
                                           -----------  -----------  -----------  ----------- ------------  -----------
Allowance for losses on Accounts
   Receivable:
       Year Ended December 31, 2001     $         346                       343                       (64) $       625
                                           ===========  ===========  ===========  =========== ============  ===========

       Year Ended December 31, 2000     $         134                       369                      (157) $       346
                                           ===========  ===========  ===========  =========== ============  ===========

       Year Ended December 31, 1999     $          26                       127                       (19) $       134
                                           ===========  ===========  ===========  =========== ============  ===========

Allowance for credit losses:
       Year Ended December 31, 2001     $       1,180                       459                      (810) $       829
                                           ===========  ===========  ===========  =========== ============  ===========

       Year Ended December 31, 2000     $       1,656                       687                    (1,163) $     1,180
                                           ===========  ===========  ===========  =========== ============  ===========

       Year Ended December 31, 1999     $         760                     2,192                    (1,296) $     1,656
                                           ===========  ===========  ===========  =========== ============  ===========

Accumulated amortization of goodwill:
       Year Ended December 31, 2001     $       5,990                       978                         -  $     6,968
                                           ===========  ===========  ===========  =========== ============  ===========

       Year Ended December 31, 2000     $       5,368                     1,203                      (581) $     5,990
                                           ===========  ===========  ===========  =========== ============  ===========

       Year Ended December 31, 1999     $       4,130                     1,278                       (40) $     5,368
                                           ===========  ===========  ===========  =========== ============  ===========

Accumulated amortization of non-compete
   agreement:
       Year Ended December 31, 2001     $           -                         -                         - $          -
                                           ===========  ===========  ===========  =========== ============  ===========

       Year Ended December 31, 2000     $         169                        50                      (219)$          -
                                           ===========  ===========  ===========  =========== ============  ===========

       Year Ended December 31, 1999     $         154                       100                       (85)$        169
                                           ===========  ===========  ===========  =========== ============  ===========

Warranty reserve:
       Year Ended December 31, 2001     $      11,800                    21,819                   (21,919)$     11,700
                                           ===========  ===========  ===========  =========== ============  ===========

       Year Ended December 31, 2000     $      13,000                    27,531                   (28,731)$     11,800
                                           ===========  ===========  ===========  =========== ============  ===========

       Year Ended December 31, 1999     $      12,400                    33,653                   (33,053)$     13,000
                                           ===========  ===========  ===========  =========== ============  ===========

Reserve for repurchase commitments:
       Year Ended December 31, 2001     $       4,100                     1,848                    (2,748)$      3,200
                                           ===========  ===========  ===========  =========== ============  ===========

       Year Ended December 31, 2000     $       3,330                     9,414                    (8,644)$      4,100
                                           ===========  ===========  ===========  =========== ============  ===========

       Year Ended December 31, 1999     $       1,175                     3,088                      (933)$      3,330
                                           ===========  ===========  ===========  =========== ============  ===========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                               PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

For a description of the directors and executive officers of the Company, see "Election of Directors," "Executive Officers and Principal Stockholders," and "Section 16(a) Beneficial Ownership Reporting Compliance' of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002, which are incorporated herein by reference.

ITEM 11.      EXECUTIVE COMPENSATION

For a description of the Company's executive compensation, see "Election of Directors," "Executive Officers and Principal Stockholders," "Executive Compensation" (other than the "Report of the Compensation Committee on Executive Compensation" and the "Performance Graph"), "Compensation Committee Interlocks and Insider Participation," and "'Certain Relationships and Related
Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002, which are incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

For a description of the security ownership of management and certain beneficial owners, see "Executive Officers and Principal Stockholders" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002, which are incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of certain relationships and related transactions of the Company, see "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 2002, which are incorporated herein by reference.
                               PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON FORM 8-K

(a)  1.       The financial statements contained in this report and the page  on which they may be found are as follows:

         Financial Statement Description                                                Form 10-K Page No.
         -------------------------------                                                ------------------

         Independent Auditors' Report                                                            35
         Consolidated Balance Sheets as of December 31, 2001 and 2000                            36
         Consolidated Statements of Operations for the years ended December 31, 2001,            38
                           2000 and 1999
         Consolidated Statements of Stockholders' Equity for the years ended                     39
                           December 31, 2001, 2000 and 1999
         Consolidated Statements of Cash Flows for the years ended December 31,                  40
                           2001, 2000 and 1999
         Notes to Consolidated Financial Statements                                              41

     2.       The financial statement schedule required to be filed  with   this
report and the pages on which it may be found is as follows:

No.       Schedule Description                                                                   Form 10-K Page
---      ---------------------                                                                   ---------------
  II     Valuation and Qualifying Accounts                                                       56

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

     * (c) Industrial Sublease dated October 2, 2000, by and among Cavalier Industries, Inc., as successor by merger to Bellcrest Homes, Inc., Alliance Homes, Inc., All-Span Homes, LLC and G. Hiller Spann, regarding the sublease of the manufacturing facility located in Adrian, Georgia, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

     * (g) Assignment and Assumption  Agreement by and among the Estate of Jerry
F. Wilson, Robert Lowell Burdick, John W Lowe, Cavalier Manufacturing, Inc. and Cavalier Real Estate Co., Inc., dated January 13, 1999, regarding the lease of the manufacturing facility located in Addison, Alabama, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (h) Lease Agreement between the Industrial Development Board of the Town of Addison and the Winston County Industrial Development Association, dated as of February 1, 1994, regarding the lease of the manufacturing facility located in Addison, Alabama, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (i) Assignment and Assumption Agreement by and among Winston County Industrial Development Association, Cavalier Manufacturing, Inc. and Cavalier Real Estate Co., Inc. dated January 13, 1999, regarding the lease of the manufacturing facility located in Addison Alabama, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

     * (j) Lease Agreement between The Industrial Development Board of the Town of Addison and Cavalier Homes of Alabama, a division of Cavalier Manufacturing, Inc., dated November 1, 1997, filed as Exhibit 10(yy) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     * (k) Lease Agreement dated April 1, 1999, between Crisp County - Cordele Industrial Development Authority and Cavalier Industries, Inc. regarding the lease of the manufacturing facility located in Cordele, Georgia, filed as
Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (l) Lease Agreement dated October 16, 1996, between Virginia Cary L. McDonald and Star Industries, Inc. regarding the lease of the manufacturing facility located in Robbins, North Carolina, filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     * (m) Assignment and Assumption Agreement between Star Industries, Inc. and Cavalier Industries, Inc. regarding the lease of the manufacturing facility located in Robbins, North Carolina, filed as Exhibit 10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     *  (n)  Lease  Agreement  dated  March  1,  2001,  between  the  Industrial
Development Board of the City of Hamilton and Quality Housing Supply, LLC regarding the lease of the component manufacturing facility located in Hamilton, Alabama, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     * (o) Lease Agreement dated March 5, 2001, between Minor & Smith Real Estate, Inc. and Ridge Crest, LLC regarding the lease of the component manufacturing facility located in Haleyville, Alabama, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     * (p) Lease Agreement dated March 1, 1995, between the Industrial Development Board of the City of Haleyville, Alabama and Wheel House Properties, Inc., as assigned to and assumed by Star Industries, Inc. on January 11, 1996, and as further assigned to and assumed by Cavalier Manufacturing, Inc. in December 1996, filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     * (q) Lease Agreement dated June 1, 1997, between Graham Industrial Association, Inc. and Cavalier Manufacturing, Inc. regarding the lease of the manufacturing facility located in Graham, Texas, filed as Exhibit 10(q) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (r) Lease Agreement dated November 1, 1997, between Greenstar, L.L.C. and The Colonial Group, regarding the lease of an administrative facility in Greensboro, North Carolina, filed as Exhibit 10(r) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     *  (s)  Addendum  to  Lease  Agreement  dated  January  18,  1999,  between
Greenstar, L.L.C. and The Colonial Group, regarding the lease of an administrative facility in Greensboro, North Carolina, filed as Exhibit 10(s) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (t) Assignment and Assumption Agreement dated April 29, 1999, between The Colonial Group and Cavalier Homes, Inc. regarding the lease of the administrative facility in Greensboro, North Carolina, filed as Exhibit 10(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (u) Amended and Restated Revolving and Term Loan Agreement, dated as of March 31, 2000, by and among the Company, First Commercial Bank and certain subsidiaries of the Company, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

     * (v) First Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of September 29, 2000, between the Company and First
Commercial Bank, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

     * (w) Second Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of May 4, 2001, between the Company and First Commercial Bank, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

     * (x) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. dated July 15, 1997, relating to guaranty of payments by Lamraft, LP filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

     * (y) Amendment to the Limited Credit Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., executed as of March 24, 1999, relating to guaranty of payments by Lamraft, LP filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.

     * (z) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., dated as of September 1, 1999, relating to guaranty of payments by Lamraft, LP, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.

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

     * (cc) Continuing Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., dated March 31, 2000, relating to guaranty of payments of Cavalier Acceptance Corporation, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

     * (dd) Release of Guarantor and Amendment to Guaranty Agreements among First Commercial Bank, Patriot Homes, Inc., Cavalier Homes, Inc., Southern Energy Homes, Inc. and Lee Roy Jordan, dated as of December 31, 1999, filed as
Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

     * (ee) Guaranty Agreement between SouthTrust Bank and Cavalier Homes, Inc. dated as of July 27, 1998, relating to guaranty of payments by Woodperfect, Ltd., filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.

     * ** (ff) Cavalier Homes, Inc. 1988 Nonqualified Stock Option Plan, as amended, filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     * ** (gg) Cavalier Homes, Inc. 1993 Amended and Restated Nonqualified Stock Option Plan, filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     * ** (hh) Cavalier Homes, Inc. Executive Incentive Compensation Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

     *  **  (ii)  Amendment  to  Cavalier  Homes,   Inc.   Executive   Incentive
Compensation Plan, filed as Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.

     * ** (jj) Cavalier Homes, Inc. Employee Stock Purchase Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

     * ** (kk) Cavalier Homes, Inc. Key Employee Stock Incentive Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

     * ** (ll) Amendment to Cavalier Homes, Inc. Key Employee Stock Incentive Plan, filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.

     * ** (mm) Amendment to Cavalier Homes, Inc. Key Employee Stock Incentive Plan, effective December 30, 1997, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     * ** (nn) Amendment to Cavalier Homes, Inc. Key Employee Stock Incentive Plan, effective January 23, 1998, filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     * ** (oo) Amendment to Cavalier Homes, Inc. Key Employee Stock Incentive Plan, effective October 20, 1998, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     * ** (pp) Cavalier Homes, Inc. Amended and Restated Nonemployee Directors Stock Option Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

     *  **  (qq)  Amendment  to  Cavalier  Homes,   Inc.  Amended  and  Restated
Nonemployee Directors Plan filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     *  **  (rr)  Amendment  to  Cavalier  Homes,   Inc.  Amended  and  Restated
Nonemployee Directors Plan, filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

     * (ss) Cavalier Homes, Inc. Amended and Restated Dividend Reinvestment Plan, filed as Appendix A to the Prospectus appearing in the Company's Post-Effective Amendment No. 1 to Form S-3, Registration No. 333-48111, filed on September 29, 1998.

     * (tt) Cavalier Homes, Inc. Amended and Restated Dealership Stock Option Plan filed as Appendix A to the Company's Registration Statement on Form S-3, Amendment No. 2, Registration No. 33-62487, dated June 18, 1998.

     * ** (uu) Cavalier Homes, Inc. Deferred Compensation Plan, effective April 1, 1998, filed as Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended June 26, 1998.

     * ** (vv) Cavalier Homes, Inc. Flexible Option Plan filed as Exhibit 4(e) to the Company's Registration Statement on Form S-8, Registration No. 333-57743, dated June 28, 1998.

     * ** (ww) Belmont Homes, Inc. 1994 Incentive Stock Plan, filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

     * ** (xx) Belmont Homes, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors, filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

     * (yy) Form of Indemnification Agreement between Belmont Homes, Inc. and the Directors and Executive Officers of Belmont Homes, Inc., filed as Exhibit
10.2 to Belmont  Homes,  Inc.  Current  Report on Form 8-K filed on September 8,
1997.

     * (zz) Form of Indemnification Agreement by and between Cavalier Homes, Inc. and each member of its Board of Directors, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

     * (aaa) Split dollar Agreement dated May 15, 1998, by and between the Company and Jerry F. Wilson, Jr. as Trustee of the David Allen Roberson Family Trust, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 26, 1998.

     (bbb) Split Dollar Insurance Agreement dated April 1, 1994 by and between the Company and Judy Darnell as Trustee of the Barry Donnell Irrevocable Insurance Trust.

     * ** (ccc) Retention and Severance Agreement, dated August 26, 1998, by and between Cavalier Homes, Inc. and Barry B. Donnell, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

     * ** (ddd) Retention and Severance Agreement, dated August 26, 1998, by and between Cavalier Homes, Inc. and David A. Roberson, originally filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998 and filed as 10(ggg) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998 in order to correct a typographical error.

     * ** (eee) Retention and Severance Agreement, dated August 26, 1998, by and between Cavalier Homes, Inc. and Michael R. Murphy, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

     (fff) Retention and Severance Agreement, dated August 26, 1998, by and between Cavalier Homes, Inc. and Gregory A. Brown.

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

                                                         CAVALIER HOMES, INC.
                                                         -----------------------
                                                         Registrant

                                                     By: /s/ DAVID A. ROBERSON
                                                         ---------------------
                                                         Its President
Date: March 25, 2002


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                                   Title                                                Date

/s/ DAVID A. ROBERSON                       Director and Principal Executive                     March 25, 2002
------------------------------------
                                            Officer

/s/ MICHAEL R. MURPHY                       Director and Principal Financial and                 March 25, 2002
------------------------------------
                                            Accounting Officer

/s/ BARRY DONNELL                           Chairman of the Board and Director                   March 25, 2002
------------------------------------


/s/ THOMAS A. BROUGHTON, III                Director                                             March 25, 2002
------------------------------------


/s/ JOHN W LOWE                             Director                                             March 25, 2002
 -----------------------------------


/s/ LEE ROY JORDAN                          Director                                             March 25, 2002
------------------------------------


/s/ GERALD W. MOORE                         Director                                             March 25, 2002
------------------------------------


/s/ A. DOUGLAS JUMPER, SR.                  Director                                             March 25, 2002
------------------------------------


/s/ MIKE KENNEDY                            Director                                             March 25, 2002
------------------------------------


/s/ JOHN W. ALLISON                         Director                                             March 25, 2002
------------------------------------

                                      INDEX

Exhibit
Number

(10)     Material Contracts
         (a) Split Dollar Insurance Agreement dated April 1, 1994 by and between the Company and Judy Darnell as Trustee of the Barry Donnell Irrevocable Insurance Trust.
         (b)  Retention and Severance Agreement, dated August 26, 1998, by   and
between Cavalier Homes, Inc. and Gregory A. Brown.

(11)     Statement Re Computation of Per Share Earnings

(21)     Subsidiaries of the Registrant

(23)     Consent of Deloitte & Touche LLP

                                                  Exhibit 11
                                 Statement re Computation of Per Share Earnings

                                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                                COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE
                                 (dollars in thousands except per share amounts)

                                                                   For the Year Ended December 31,
                                                    --------------------------------------------------------------
                                                          2001                  2000                  1999
                                                    ------------------    ------------------   -------------------
 BASIC & DILUTED
      Net income (loss)                          $            (14,018) $            (33,468) $              2,150
                                                    ==================    ==================   ===================

 SHARES:

   Weighted average common shares
      outstanding (basic)                                  17,580,499            17,799,505            18,125,763

   Dilutive effect of stock options
     and warrants                                                   -                     -                78,267
                                                    ------------------    ------------------   -------------------

   Weighted average common shares
     outstanding, assuming dilution (diluted)              17,580,499            17,799,505            18,204,030
                                                    ==================    ==================   ===================



 Basic net income (loss) per share                $             (0.80) $              (1.88) $               0.12
                                                    ==================    ==================   ===================

 Diluted net income (loss) per share              $             (0.80) $              (1.88) $               0.12
                                                    ==================    ==================   ===================

                                   Exhibit 21
                         Subsidiaries of the Registrant


         BRC Components, Inc., an Alabama corporation
         Cavalier/AAA, a Delaware limited liability company
         CIS Financial Services, Inc., an Alabama corporation
         Cavalier Asset Management, Inc., a Delaware corporation
         Cavalier Associated Retailers, Inc., a Delaware corporation
         Cavalier Enterprises, Inc., a Delaware corporation
         Cavalier Enterprises Asset Co., Inc., a Delaware corporation
         Cavalier Industries, Inc., a Delaware corporation
         Cavalier Industries Asset Co., Inc., a Delaware corporation
         Cavalier Manufacturing, Inc., a Delaware corporation
         Cavalier Manufacturing Asset Co., Inc., a Delaware corporation Cavalier Properties, Inc., a Delaware corporation
         Cavalier Real Estate Co., Inc., a Delaware corporation
         Delta Homes, Inc., a Mississippi corporation
         Direct Connection, LLC, a Delaware limited liability company
         Impact Media Group, Inc., an Alabama corporation
         CK Homes, Inc., a Florida corporation
         Quality Certified Insurance Services, Inc., an Alabama corporation Quality Housing Supply, LLC, a Delaware limited liability company Ridge Pointe Manufacturing, LLC, an Alabama limited liability company Ridge Crest, LLC, a Delaware limited liability company
         The Home Place, Inc., an Alabama corporation

                                   Exhibit 23
                        Consent of Deloitte & Touche LLP


INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 33-20842, 33-20859, 33-86232, 33-86236, 333-06371, 333-19833, 333-45255 and
333-57743 of Cavalier Homes, Inc. on Form S-8, and to the incorporation by reference in Registration Statements Nos. 33-62487 (as amended), 333-18213 (as amended), 333-00607 (as amended), 333-48111(as amended) and 333-64925 (as amended) of Cavalier Homes, Inc. on Form S-3 of our report dated February 22, 2002, appearing in this Annual Report on Form 10-K of Cavalier Homes, Inc. for the year ended December 31, 2001.


/s/ Deloitte & Touche LLP

Birmingham, Alabama
March 25, 2002