Form 10-Q
period 2002-03-30
CAVALIER HOMES INC
filed 2002-05-08
CIK 789863

UNITED STATES
                           SECURITIES & EXCHANGE COMMISSION
                               Washington, D. C.  20549

                                     FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      March 30, 2002
                                        ------------------------------------

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -------------------

                              Commission File Number 1-9792

                                   Cavalier Homes, Inc.
                       -------------------------------------------
                  (Exact name of Registrant as specified in its charter)


          Delaware                                          63-0949734
-------------------------------                           -------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                                       Outstanding at May 8, 2002
----------------------------                         --------------------------
Common Stock, $.10 Par Value                             17,665,644 Shares

                                            CAVALIER HOMES, INC. AND SUBSIDIARIES
                                             CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited - dollars in thousands, except per share amounts)

                                                                                             March 30,          December 31,
 ASSETS                                                                                        2002                 2001
                                                                                           --------------    -------------------
 CURRENT ASSETS:

      Cash and cash equivalents                                                         $         26,239  $              43,256
      Accounts receivable, less allowance for losses of $568 (2002) and $625 (2001)               16,532                  7,293
      Notes and installment contracts receivable - current                                         2,577                  1,708
      Inventories                                                                                 25,061                 20,672
      Deferred income taxes                                                                        8,075                  8,075
      Income tax receivable                                                                        4,451                      -
      Other current assets                                                                         2,088                  2,011
                                                                                           --------------    -------------------
             Total current assets                                                                 85,023                 83,015
                                                                                           --------------    -------------------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                                              58,702                 59,692
                                                                                           --------------    -------------------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $742 (2002) and $829 (2001)                                    3,863                  3,232
                                                                                           --------------    -------------------
 GOODWILL, less accumulated amortization of $6,968 (2001)                                              -                 15,468
                                                                                           --------------    -------------------
 DEFERRED INCOME TAXES                                                                             6,981                  7,787
                                                                                           --------------    -------------------
 OTHER ASSETS                                                                                      5,152                  4,922
                                                                                           --------------    -------------------
 TOTAL                                                                                  $        159,721  $             174,116
                                                                                           ==============    ===================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                                 $          1,304  $               1,294
      Notes payable under retail floor plan agreements                                             2,554                  2,364
      Accounts payable                                                                             9,675                  8,059
      Amounts payable under dealer incentive programs                                             14,525                 17,542
      Accrued compensation and related withholdings                                                5,240                  4,260
      Estimated warranties                                                                        11,900                 11,700
      Reserve for repurchase commitments                                                           3,200                  3,200
      Accrued insurance                                                                            7,257                  7,083
      Other accrued expenses                                                                       7,932                  9,330
                                                                                           --------------    -------------------
           Total current liabilities                                                              63,587                 64,832
                                                                                           --------------    -------------------
 LONG-TERM DEBT                                                                                   23,703                 23,999
                                                                                           --------------    -------------------
 OTHER LONG-TERM LIABILITIES                                                                       5,272                  5,093
                                                                                           --------------    -------------------
 CONTINGENCIES (NOTE 5)
 STOCKHOLDERS' EQUITY:
      Common stock, $0.10 par value; authorized 50,000,000 shares,
        issued 18,680,944 (2002) shares and 18,677,651 (2001) shares                               1,868                  1,868
      Additional paid-in capital                                                                  55,921                 55,918
      Treasury stock, at cost; 1,017,300 shares (2002 and 2001)                                   (4,101)                (4,101)
      Retained earnings                                                                           13,471                 26,507
                                                                                           --------------    -------------------
          Total stockholders' equity                                                              67,159                 80,192
                                                                                           --------------    -------------------
 TOTAL                                                                                  $        159,721  $             174,116
                                                                                           ==============    ===================
                                 See notes to condensed consolidated financial statements.

                                            CAVALIER HOMES, INC. AND SUBSIDIARIES
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited - dollars in thousands except per share amounts)
                                                                                                   Thirteen Weeks Ending

                                                                                             March 30,            March 31,
                                                                                                2002                 2001
                                                                                           --------------    -------------------
 REVENUE                                                                                $         94,913  $              59,178
 COST OF SALES                                                                                    81,583                 54,155
 SELLING, GENERAL AND ADMINISTRATIVE                                                              15,541                 15,678
                                                                                           --------------    -------------------
 OPERATING LOSS                                                                                   (2,211)               (10,655)
                                                                                           --------------    -------------------
 OTHER INCOME (EXPENSE):
     Interest expense                                                                               (373)                  (521)
     Other, net                                                                                      436                    318
                                                                                           --------------    -------------------
                                                                                                      63                   (203)
                                                                                           --------------    -------------------
 LOSS BEFORE INCOME TAX BENEFIT                                                                   (2,148)               (10,858)
 INCOME TAX BENEFIT                                                                               (3,274)                  (600)
                                                                                           --------------    -------------------
 INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                                                       1,126                (10,258)

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF TAX BENEFIT OF $1,306                                                       (14,162)                     -
                                                                                           --------------    -------------------
 NET LOSS                                                                               $        (13,036) $             (10,258)
                                                                                           ==============    ===================
 BASIC AND DILUTED INCOME (LOSS) PER SHARE:

 INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                             $           0.06  $               (0.59)

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                                 $          (0.80) $
                                                                                           --------------    -------------------
 NET LOSS                                                                              $          (0.74) $               (0.59)
                                                                                           ==============    ===================
 WEIGHTED AVERAGE SHARES OUTSTANDING                                                          17,662,867             17,535,230
                                                                                           ==============    ===================
 WEIGHTED AVERAGE SHARES OUTSTANDING,
      ASSUMING DILUTION                                                                       17,725,588             17,535,230
                                                                                           ==============    ===================
                                 See notes to condensed consolidated financial statements.

                                            CAVALIER HOMES, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited - in thousands)
                                                                                                   Thirteen Weeks Ending

                                                                                             March 30,            March 31,
                                                                                               2002                 2001
                                                                                           --------------    -------------------
 OPERATING ACTIVITIES:
   Net loss                                                                             $        (13,036)   $           (10,258)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Cumulative effect of change in accounting principle, net of tax                           14,162
        Depreciation and amortization                                                              1,691                  2,111
        Change in provision for credit and accounts receivable losses                               (144)                     1
        Gain on sale of installment contracts                                                       (196)                  (357)
        Gain on sale of property, plant and equipment                                                (41)                  (185)
        Other, net                                                                                  (258)                     1
        Changes in assets and liabilities:
             Accounts receivable                                                                  (9,182)               (11,242)
             Inventories                                                                          (4,389)                (1,318)
             Income tax receivable                                                                (4,451)                  (349)
             Accounts payable                                                                      1,616                  2,555
             Other assets and liabilities                                                           (645)                 1,289
                                                                                           --------------    -------------------
        Net cash used in operating activities                                                    (14,873)               (17,752)
                                                                                           --------------    -------------------
 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                                         93                    282
   Capital expenditures                                                                             (753)                (2,114)
   Proceeds from sale of installment contracts                                                     6,986                  5,940
   Net change in notes and installment contracts                                                  (8,225)                (8,498)
   Other investing activities                                                                       (152)                   145
                                                                                           --------------    -------------------
        Net cash used in investing activities                                                     (2,051)                (4,245)
                                                                                           --------------    -------------------
 FINANCING ACTIVITIES:
   Net borrowings (payments) on notes payable                                                        190                   (564)
   Payments on long-term debt                                                                       (286)                  (199)
   Proceeds from long-term borrowings                                                                  -                  1,250
   Proceeds from exercise of stock options                                                             3                      1
   Purchase of treasury stock                                                                          -                   (608)
                                                                                           --------------    -------------------
        Net cash used in financing activities                                                        (93)                  (120)
                                                                                           --------------    -------------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                       (17,017)               (22,117)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                   43,256                 35,394
                                                                                           --------------    -------------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $         26,239  $              13,277
                                                                                           ==============    ===================
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                                        $            326  $                 457
        Income taxes                                                                                 (40)                     5

                                 See notes to condensed consolidated financial statements.

                       CAVALIER HOMES, INC. AND SUBSIDIARIES
                Notes to Condensed Consolidated Financial Statements
              (Unaudited - dollars in thousands except per share data)

1.   BASIS OF PRESENTATION
o The accompanying condensed consolidated financial statements have been prepared in compliance with Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of March 30, 2002, and the results of its operations and its cash flows for the thirteen week periods ended March 30, 2002 and March 31, 2001. All such adjustments are of a normal, recurring nature except for the goodwill impairment described in Note 2.

o The results of operations for the thirteen weeks ended March 30, 2002 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:

                                                                              Thirteen Weeks Ended
                                                                       -----------------------------------
                                                                           March 30,          March 31,
                                                                            2002               2001
                                                                       ---------------    ----------------
   Weighted average common shares
       outstanding (basic)                                                 17,662,867          17,535,230

   Dilutive effect if stock options and warrants were exercised                62,721                   -
                                                                       ---------------    ----------------

  Weighted average common shares
       outstanding,assuming dilution (diluted)                             17,725,588          17,535,230
                                                                       ===============    ================

         Options and warrants that could potentially dilute basic net income per share in the future were not included in the computation of diluted net income per share because to do so would have been antidilutive. All options and warrants for 2001 are excluded due to their antidilutive effect as a result of the Company's net loss. Antidilutive options and warrants were 3,239,655 in 2002 and 2,679,097 in 2001.

o Certain amounts from the prior period have been reclassified to conform to the 2002 presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement is effective for financial statements issued for years beginning after December 15, 2001. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of this statement, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. The entire amount of the goodwill was associated with the Company's Home manufacturing reporting unit.

     The Company and the manufactured housing industry have been impacted by inventory oversupply at the retail level, an increase in dealer failures, a reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. All of these factors have caused the Company to suffer significant losses since the last half of 1999 and for 2000 and 2001. The fair value of the Home manufacturing reporting unit was determined by a third party valuation specialist, using projections provided by Company management as well as industry and other market data. The fair value of the reporting unit was lower than the carrying value which required allocation of the fair value to the assets and liabilities of the reporting unit. In this allocation process, various independent parties were used to appraise certain of the Company's manufacturing fixed assets. Additionally, Company management estimated fair value of other assets and liabilities based on assumptions believed to be appropriate to the valuation process. As a result of this fair value allocation process, the Company's goodwill was considered impaired and an adjustment was made during the first quarter of 2002.

     The following represents pro forma information as if goodwill had not been amortized or impaired under this new statement.

                                                                              For the 13 weeks Ended
                                                                     ---------------------------------------
                                                                      March 30,                  March 31,
                                                                        2002                       2001
                                                                     ------------               ------------

Pro Forma Information:

Net loss as reported                                              $      (13,036)            $      (10,258)
Amortization of goodwill                                                       -                        245
                                                                     ------------               ------------
Adjusted net loss                                                        (13,036)                   (10,013)
Cumulative effect of change in accounting principle, net of tax           14,162                          -
                                                                     ------------               ------------
Pro forma net income (loss)                                       $        1,126             $      (10,013)
                                                                     ============               ============

Basic and diluted income (loss) per share:
Net loss as reported                                              $        (0.74)            $        (0.59)
Amortization of goodwill                                                       -                       0.01
                                                                     ------------               ------------
Adjusted net loss                                                          (0.74)                     (0.58)
Cumulative effect of change in accounting principle, net of tax             0.80                          -
                                                                     ------------               ------------
Pro forma net income (loss)                                       $         0.06             $        (0.58)
                                                                     ============               ============

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements.

3.   INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at March 30, 2002 and December 31, 2001 were as follows:

                                   March 30,       December 31,
                                    2002              2001
                                 -----------     --------------

      Raw materials                 $15,799           $ 13,917
      Work-in-process                 1,965              2,086
      Finished goods                  7,297              4,669
                                 -----------     --------------
      Total inventory               $25,061           $ 20,672
                                 ===========     ==============

4.   IMPAIRMENT AND OTHER RELATED CHARGES
     The Company periodically evaluates the carrying value of long-lived assets to be held and used, other than goodwill and other intangible assets covered under SFAS No. 142, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

     During the fourth quarter of 2001, the Company recorded impairment and other related charges of $1,003 ($1,003 after tax or $0.06 per diluted share) in connection with the closing of a home manufacturing facility to be disposed of. The charge includes writedowns of $332 for property, plant and equipment, $84 for lease obligations and $587 for involuntary termination benefits for 93 employees. Termination benefits paid and charged against the liability through March 31, 2002 were $284 for 90 terminated employees.

5.   INCOME TAX BENEFIT
     The Company recorded an income tax benefit of $3,274 in the first quarter of 2002, reflecting the benefit of both the current quarter's net loss and the new Jobs Creation and Workers' Assistance Act that was passed in March 2002. Under this law, companies are able to carry back net operating losses five years instead of two years as provided under the previous rules. In the first quarter of 2001, the Company recorded an income tax benefit of $600 relating to future income tax refunds and certain carryforward items, but did not record any additional benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of Statement of Financial Accounting Standards No.109 Accounting for Income Taxes.

6.   CONTINGENCIES

o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and the risk of loss is further reduced by the resale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $162,000 at March 30, 2002. The Company has a reserve for repurchase commitments of $3,200 at both March 30, 2002 and December 31, 2001 based on prior experience and market conditions.

o The Company's workers' compensation (prior to February 1, 1999 and after April 1, 2001), product liability and general liability (prior to April 1, 2001) insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At March 30, 2002, the Company was contingently liable for future retrospective premium adjustments up to a maximum of approximately $19,675 in the event that additional losses are reported related to prior periods. The Company's worker's compensation insurance coverage from February 1999 through March 2001 was provided under a fully insured, large deductible policy, and during 2001, the Company's product liability and general liability insurance coverages were converted to fully insured, large deductible policies.

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

o The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt. At March 30, 2002, $5,224 of debt was outstanding, of which the Company had guaranteed $1,707, which is the maximum guaranty.

* See Safe Harbor Statement on page 15.

7.   SEGMENT INFORMATION
     Segment information relating to the thirteen weeks ending March 30, 2002 and March 31, 2001 is presented below:

                                                                     Thirteen Weeks Ended
                                                   ------------------------------------------------------
                                                    March 30, 2002                    March 31, 2001
                                                   ------------------             -----------------------

Gross revenue:
  Home manufacturing                                        $ 93,321                            $ 56,084
  Financial services                                             432                                 695
  Retail                                                       1,589                               1,642
  Other                                                        9,288                               6,137
                                                   ------------------             -----------------------
      Gross revenue                                        $ 104,630                            $ 64,558
                                                   ==================             =======================

Intersegment revenue:
  Home manufacturing                                         $ 1,353                               $ 521
  Financial services                                               -                                   -
  Retail                                                           -                                   -
  Other                                                        8,364                               4,859
                                                   ------------------             -----------------------
      Intersegment revenue                                   $ 9,717                             $ 5,380
                                                   ==================             =======================

Revenue from external customers:
  Home manufacturing                                        $ 91,968                            $ 55,563
  Financial services                                             432                                 695
  Retail                                                       1,589                               1,642
  Other                                                          924                               1,278
                                                   ------------------             -----------------------
      Total revenue                                         $ 94,913                            $ 59,178
                                                   ==================             =======================

Operating profit (loss):
  Home manufacturing                                          $ (948)                           $ (8,555)
  Financial services                                            (148)                                (44)
  Retail                                                         (71)                                (39)
  Other                                                          795                                (155)
  Elimination                                                    (45)                                 62
                                                   ------------------             -----------------------
  Segment operating profit (loss)                               (417)                             (8,731)
  General corporate                                           (1,794)                             (1,924)
                                                   ------------------             -----------------------
      Operating loss                                        $ (2,211)                          $ (10,655)
                                                   ==================             =======================

                                                      March 30, 2002                  December 31, 2001
                                                   ------------------             -----------------------
Identifiable assets:
  Home manufacturing                                        $ 98,948                           $ 109,429
  Financial services                                          12,477                              12,387
  Retail                                                       6,202                               5,566
  Other                                                       13,101                              11,709
  Elimination (1)                                            (57,602)                            (51,803)
                                                   ------------------             -----------------------

  Segment assets                                              73,126                              87,288
  General corporate                                           86,595                              86,828
                                                   ------------------             -----------------------

      Total assets                                         $ 159,721                           $ 174,116
                                                   ==================             =======================

(1) Represents primarily elimination of investments in subsidiaries which are included in General corporate assets.

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements  (See pages 2 through 8)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry and Company Outlook
Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Inventory oversupply at the retail level continues to have a significant impact on wholesale shipments as it did during much of 1999 and all of 2000 and 2001. The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were flat through March 2002 as compared to the same period of 2001 following significant declines in 2000 and 2001. The industry also has been impacted by an increase in dealer failures, a reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed some locations. A major industry lender recently announced plans to discontinue wholesale (dealer) financing of manufactured homes, which may have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with that lender. * The Company believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, further tightening of credit standards and a further reduction in the availability of wholesale and retail financing. *

Since the fall of 1999, Cavalier has reduced the number of operating home manufacturing plants from 24 to 14, reflecting an approximate one-third reduction in manufacturing capacity. The most recent plant closure was at December 31, 2001. Despite this consolidation of its manufacturing facilities, the Company does not believe it has reduced the breadth of its product offering.
* On the retail side, the Company has closed or disposed of 11 of its 16 retail sales centers. In terms of operating costs, Cavalier has made cost reductions in virtually all areas of the Company, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce by approximately 42% since December 31, 1998. The Company is continuing to evaluate capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idlings and closings and methods designed to address the Company's financial performance in light of developing market and business conditions. * The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

After substantial losses since the third quarter of 1999, the Company's results during the latter part of 2001 and this quarter (before cumulative effect of a change in accounting principle discussed below) showed significant improvement. Although industry conditions remained challenging, the Company's floor shipments increased 58.3% during the first quarter of 2002 as compared to the first quarter of 2001. This is the fourth consecutive interim period since the first quarter of 1999 that quarterly floor shipments have improved on a year-over-year basis and the third consecutive interim period since the first quarter of 1999 in which the Company recorded revenue growth over the comparable prior year period. The Company is uncertain at this time as to the extent and duration of the effects resulting from the terrorist attacks on the United States which began on September 11, 2001, the general economic conditions and continuing adverse industry conditions will have on the Company's future revenue and earnings. * The Company's revenues during the second quarter-to-date have improved slightly over the same period in 2001. While the Company currently expects the results of operations for the second quarter of 2002 to be near breakeven, changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures could affect the results of operations of the Company. *

* See Safe Harbor Statement on page 15.

Results of Operations (dollars in thousands)
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:

STATEMENT OF OPERATIONS  DATA                                             For the Thirteen Weeks Ended
                                               ------------------------------------------------------------------------------------
                                                  March 30, 2002               March 31, 2001               Difference
                                                 -----------------             ----------------             -----------
Revenue:
   Home manufacturing net sales                $           91,968            $          55,563            $     36,405
   Financial services                                         432                          695                    (263)
   Retail                                                   1,589                        1,642                     (53)
   Other                                                      924                        1,278                    (354)
                                                 -----------------             ----------------             -----------

Total revenue                                  $           94,913     100.0% $          59,178     100.0% $     35,735       60.4%
Cost of sales                                              81,583      86.0%            54,155      91.5%       27,428       50.6%
                                                 -----------------  ---------  ----------------  ---------  -----------  ----------

Gross profit                                   $           13,330      14.0% $           5,023       8.5% $      8,307      165.4%
                                                 =================  =========  ================  =========  ===========  ==========

Selling, general and administrative            $           15,541      16.4% $          15,678      26.5% $       (137)      -0.9%

Operating loss                                 $           (2,211)     -2.3% $         (10,655)    -18.0% $     (8,444)     -79.2%
                                                 -----------------  ---------  ----------------  ---------  -----------  ----------

Other income (expense):
   Interest expense                            $             (373)     -0.4% $            (521)     -0.9% $       (148)     -28.4%
   Other, net                                                 436       0.5%               318       0.5%          118       37.1%
                                                  -----------------             ----------------             -----------  ----------
                                               $               63            $            (203)                   (266)     131.0%
                                                 =================             ================             ===========  ==========

Loss before income tax benefit                 $           (2,148)     -2.3% $         (10,858)    -18.3% $     (8,710)     -80.2%
Income tax benefit                             $           (3,274)     -3.4% $            (600)     -1.0% $      2,674      445.7%
                                                 -----------------             ----------------             -----------  ----------

Income (loss) before cumulative effect of
  change in accounting principle               $            1,126       1.2% $         (10,258)    -17.3% $    (11,384)    -111.0%

Cumulative effect of change in accounting
  principle, net of tax                                   (14,162)    -14.9%                 -       0.0%       14,162      100.0%
                                                 -----------------             ----------------              ----------

Net loss                                       $          (13,036)    -13.7% $         (10,258)    -17.3% $      2,778       27.1%
                                                 =================  =========  ================  =========  ===========  ==========

OPERATING DATA                                                                  For the Thirteen Weeks Ended
                                                                    -----------------------------------------------------
                                                                            March 30, 2002            March 31, 2001
                                                                    ---------------------------  ----------------------
Home manufacturing sales:
Floor shipments                                                        5,651                        3,569
Home shipments:
  Single section                                                         661             20.9%        508        24.9%
  Multi-section                                                        2,495             79.1%      1,531        75.1%
                                                                    ---------  ----------------  ---------  -----------

Total shipments                                                        3,156            100.0%      2,039       100.0%

Shipments to company-owned retail locations                              (47)             1.5%        (22)        1.1%
                                                                    ---------  ----------------  ---------  -----------

Wholesale shipments to independent dealers                             3,109             98.5%      2,017        98.9%
                                                                    =========  ================  =========  ===========

Retail sales:
  Single section                                                          20             42.6%         12        27.9%
  Multi-section                                                           27             57.4%         31        72.1%
                                                                    ---------  ----------------  ---------  -----------

Total sales                                                               47            100.0%         43       100.0%
                                                                    =========  ================  =========  ===========

Cavalier-produced homes sold                                              42             89.4%         40        93.0%
                                                                    =========  ================  =========  ===========

Used homes sold                                                            5             10.6%          3         7.0%
                                                                    =========  ================  =========  ===========

Other Operating Data:
Installment loan purchases                                        $    8,598                   $    8,914
Capital expenditures                                              $      753                   $    2,114
Home manufacturing facilities - operating                                 14                           15
Independent exclusive dealer locations                                   266                          196
Company-owned retail locations                                             5                            5

Revenue
Revenue for the first quarter of 2002 totaled $94,913, an increase of 60.4% from 2001's first quarter revenue of $59,178.

Home manufacturing net sales accounted for virtually the entire increase against the comparable 2001 period, increasing 65.5% to $91,968, net of intercompany eliminations of $1,353. Home manufacturing net sales for the first quarter of 2001 were $55,563, net of intercompany eliminations of $521. Home shipments increased 54.8%, with floor shipments increasing by 58.3%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 75.1% of shipments in the first quarter of 2001 to 79.1% of shipments in 2002 in response to increasing consumer demand for multi-section homes as compared to single section homes. Actual shipments of homes for the first quarter were 3,156 versus 2,039 in 2001.

Cavalier attributes the increase in sales and shipments primarily to its aggressive marketing strategies and its product offerings. * Approximately 82% of Cavalier's shipments were to its core market of 11 states, where the Company's floor shipments increased 50% compared to the first quarter of 2001.

The Company's inventory at all retail locations, including company-owned retail

* See Safe Harbor Statement on page 15.

sales centers, increased 4% to approximately $178,000 at March 30, 2002 from $171,000 at year end 2001, despite the significant increase in sales during the quarter. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment declined to $432 for the first quarter of 2002 compared to $695 in 2001. The revenue decline primarily was due to a reduction in the rate earned on resold loans due to competitive industry conditions and due to reduced interest income on loans held in its portfolio as a result of loans sold from the portfolio in the fourth quarter of 2001. During the first quarter of 2002, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $8,598 and resold installment contracts totaling $6,789. In the first quarter of 2001, CIS purchased contracts of $8,914 and resold installment contracts totaling $5,583. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $1,589 for 2002 compared to $1,642 for 2001.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses. Revenues from external customers declined for the first quarter of 2002 to $924 compared to $1,278 for the first quarter of 2001. The decrease is due primarily to the closure of a supply company in March 2001.

Gross Profit
Gross profit was $13,330, or 14% of total revenue, for the first quarter of 2002, versus $5,023, or 8.5%, in 2001. Of the $8,307 increase, approximately $3,000 was due to the volume increase and $5,300 to improved margin due to cost reductions as a result of continued efficiencies gained from restructured product and work processes.

Selling, General and Administrative
Selling, general and administrative expenses during the first quarter of 2002 were $15,541, or 16.4% of total revenue, versus $15,678 or 26.5% in 2001, a decrease of $137, or 0.9%. The overall decrease includes a $341 reduction in advertising and promotion costs, including costs to support the exclusive dealer program, and a $245 decrease in goodwill amortization expense (see Cumulative Effect of Change in Accounting Principle discussed below), offset by a $285 increase in salaries, wages and incentive compensation, and a $236 increase in employee benefits cost (primarily health insurance).

Operating Loss
Operating loss for the quarter was $2,211 compared to an operating loss of $10,655 in the first quarter of 2001. Segment operating results were as follows:
(1) Home manufacturing operating loss decreased primarily due to increased sales and an improved gross margin. (2) Financial services operating loss increased due to the decline in revenue as described above. (3) The retail segment's operating loss remained consistent with the previous year. (4) The other segment operating loss improved to a profit primarily due to the addition, in mid 2001, of a supply company that has been profitable and the improved profitablity of another supply company. (5) General corporate operating expense, which is not identifiable to a specific segment, remained consistent with the previous year.

Other Income (Expense)
Interest expense decreased $148 due primarily to a reduction in interest rate paid on the $15,000 outstanding under the Company's line of credit. Other, net increased $118 primarily due to increased income recognized from equity method investees, partially offset by lower gains on the sale of property, plant, and equipment and lower interest income rates earned during the first quarter of 2001.

Loss before Income Tax Benefit
The Company's pre-tax loss for the first quarter was $2,148, reflecting an 80% improvement over the pre-tax loss of $10,858 in the first quarter of 2001 primarily due to increased revenue and improved margins as discussed above.

Income Tax Benefit
The Company recorded an income tax benefit of $3,274 in the first quarter of 2002, reflecting the benefit of both the current quarter's net loss and the new Jobs Creation and Workers' Assistance Act that was passed in March 2002. Under this law, companies are able to carry back net operating losses five years instead of two years as provided under the previous rules. In the first quarter of 2001, the Company recorded an income tax benefit of $600 relating to future income tax refunds and certain carryforward items, but did not record any additional benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of Statement of Financial Accounting Standards No.109 Accounting for Income Taxes.

Cumulative Effect of Change In Accounting Principle
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement is effective for financial statements issued for years beginning after December 15, 2001. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of this statement, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. The entire amount of the goodwill was associated with the Company's Home manufacturing reporting unit.

Net Loss
The net loss for the first quarter of 2002 was $13,036 or $0.74 per diluted share compared with a net loss in the prior-year period of $10,258 or $0.59 per diluted share. The major components of this loss are discussed above under Revenue, Gross Profit, Income Tax Benefit and Cumulative Effect of Change In Accounting Principle.

Liquidity and Capital Resources (dollars in thousands)
BALANCE SHEET DATA                                                           Balances as of
                                                --------------------------------------------------------------------------
                                                      March 30, 2002                                 December 31, 2001
                                                -------------------------                        -------------------------
Cash and cash equivalents                                 $       26,239                                    $      43,256
Working capital                                           $       21,436                                    $      18,183
Current ratio                                                   1.3 to 1                                         1.3 to 1
Accounts receivable                                       $       16,532                                    $       7,293
Long-term debt                                            $       23,703                                    $      23,999
Ratio of long-term debt to equity                                 1 to 3                                           1 to 3
Installment loan portfolio                                $        6,624                                    $       4,991

Operating activities during the first three months of 2002 used net cash of $14,873. Effective March 9, 2002, the Jobs Creation and Worker's Assistance Act was passed which enabled companies to carry back net operating losses five years instead of two years as under the previous rules. In April 2002, the Company received approximately $4,600 in tax refunds as a result of this change which was recorded as an income tax receivable at March 31, 2002.

The increase in accounts receivable and reduction in cash and cash equivalents from December 31, 2001 to March 30, 2002 is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables.

The Company's capital expenditures were $753 for the thirteen weeks ended March 30, 2002, as compared to $2,114 for the comparable period of 2001. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the exercise of a purchase option for a previously leased facility for $1,250 in 2001. The proceeds for this purchase came from an industrial development revenue bond issue.

The decrease in long-term debt was due to scheduled principal payments.

The Company did not purchase any shares of treasury stock during the first three months of 2002. The Company has authorization to acquire up to 831,200 additional shares under the current program.

The increase in the installment loan portfolio of $1,633 is due primarily to a timing difference in the sale of loans, some of which were sold subsequent to March 30, 2002.

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

   Tangible net worth               Credit Facility                     Applicable interest rate
                                                                -----------------------------------------
       ("TNW")                        Available                   Bank's Prime                  LIBOR
-----------------------            -----------------            -----------------            ------------
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

However, in no event may the aggregate outstanding borrowings under the revolving line of credit and term-loan agreement exceed $35,000 (or such lesser amount as may be available). At March 30, 2002, $15,000 was outstanding under the revolving line of credit, against a total borrowing capacity of $20,689 based on the Company's tangible net worth. At December 31, 2001, $15,000 was outstanding under the revolving line of credit, against a total borrowing capacity of $20,087 based on the Company's tangible net worth. The Credit Facility provides the option for amounts drawn down for CIS's benefit to be converted to a term loan with respect to borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $35,000 (or such lesser amount as may be available). Interest under the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus 0.75%.

The Credit Facility, as amended, contains certain restrictive covenants which limit, among other things, the Company's ability without the lender's consent to
(i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000,
(iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $18,000, excluding floor plan notes payable which cannot exceed $6,000 and (iv) make annual capital expenditures in excess of $10,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $15,000), debt to tangible net worth ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.75 to 1) commencing with the year ending December 31, 2002 and thereafter, and to maintain a current ratio of at least 1.17 to 1 and the sum of consolidated tangible net worth plus treasury stock purchases, in 2000 and 2001, of at least $58,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. Cavalier was not in violation of any financial covenants of the Credit Facility at March 30, 2002.

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

Projected cash to be provided by operations in the coming year is largely dependent on sales volume. The Company's manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of

* See Safe Harbor Statement on page 15.

financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. A major industry lender recently announced plans to discontinue wholesale (dealer) financing of manufactured homes, which may have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with that lender. * Reduced availability of such financing is currently having an adverse effect on the manufactured housing industry. * In addition, many states classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition. Additionally, effective January 1, 2002, the State of Texas enacted a law that, among other things, classifies and taxes manufactured homes as real property, and not personal property, under certain conditions as set forth in the Texas law. The classification as real property could change the rates and methods of taxation assessed against such homes in Texas. The law also may affect the form and structure of permanent financing extended to Texas manufactured home consumers because such financing historically has treated manufactured homes as personalty rather than as real estate.

Critical Accounting Policies
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement is effective for financial statements issued for years beginning after December 15, 2001. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of this statement, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. The entire amount of the goodwill was associated with the Company's Home manufacturing reporting unit.

The Company and the manufactured housing industry have been impacted by inventory oversupply at the retail level, an increase in dealer failures, a reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. All of these factors have caused the Company to suffer significant losses since the last half of 1999 and for 2000 and 2001. The fair value of the Home manufacturing reporting unit was determined by a third party valuation specialist, using projections provided by Company management as well as industry and other market data. The fair value of the reporting unit was lower than the carrying value which required allocation of the fair value to the assets and liabilities of the reporting unit. In this allocation process, various independent parties were used to appraise certain of the Company's manufacturing fixed assets. Additionally, Company management estimated fair value of other assets and liabilities based on assumptions believed to be appropriate to the valuation process. As a result of this fair value allocation process, the Company's goodwill was considered impaired and an adjustment was made during the first quarter of 2002.

Also note that, in our Annual Report on Form 10-K for the period ending December 31, 2001, under the heading "Critical Accounting Policies", we have provided a list of accounting policies that we believe are most important to the portrayal of our financial condition and results of operations that require our most difficult, complex or subjective judgements as a result of the need to make estimates about the effect of matters that are inherently uncertain. *

Market Risk
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest rate risk inherent in its financial instruments, but is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $2,393 at March 30, 2002 and the related deferred compensation liability was $3,153. Due to the long-term nature of the benefit liabilities that these assets fund, the Company currently considers its exposure to market risk to be low. * The Company does not believe that a decline in market value of these investments would result in a material near term funding of the trust or exposure to the benefit liabilities funded. *

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed

* See Safe Harbor Statement on page 15.

rate contracts with interest rates generally ranging from 9.0% to 15.0% and an average original term of 282 months at March 30, 2002. At March 30, 2002, the estimated fair value of installment contracts was $6,723. The Company estimated the fair value of its installment contracts receivable using discounted cash flows and interest rates offered by CIS on similar contracts at that time.

The Company has notes payable under retail floor plan agreements, two industrial development revenue bond issues and a revolving line of credit that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. At March 30, 2002, the estimated fair value of borrowings was $25,661. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
o        limitations in Cavalier's ability to pursue its business strategy;
o        acceptance of Cavalier's new product initiatives;
o changes in demographic trends, consumer preferences and Cavalier's business strategy;
o        changes  and  volatility  in  interest  rates and the  availability  of capital;
o        changes  in  the  availability of retail (consumer) financing;
o        changes  in  the  availability  of wholesale (dealer) financing;
o        changes in level of industry retail inventories;
o        the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other key personnel;
o        competition;
o        contingent repurchase and guaranty obligations;
o        uncertainties regarding Cavalier's retail financing activities;
o        the potential unavailability and price increases for raw materials;
o        the potential unavailability of manufactured housing sites;
o        regulatory constraints;
o        the potential for additional warranty claims;
o        litigation;
o the potential volatility in our stock price; and currency fluctuations, exchange controls, market disruptions and other effects resulting from the terrorist attacks on September 11, 2001 and actions, including armed conflict by the United States and other governments, in reaction thereto.

Any or all of our forward-looking statements in this report, in the 2001 Annual Report to Stockholders, in our Annual Report on Form 10-K for the year ended December 31, 2001 and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, in our Annual Report on Form 10-K for the period ending December 31, 2001, under the heading "Risk Factors," we have provided a discussion of factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect Cavalier. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under the heading "Item 3 - Legal Proceedings." The description of legal proceedings in the Company's Form 10-K remains unchanged.

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

Date: May 8, 2002                             /s/ David A. Roberson
                                              ----------------------------------
                                              David A. Roberson - President
                                              and Chief Executive Officer

Date: May 8, 2002                             /s/ Michael R. Murphy
                                              ----------------------------------
                                              Michael R. Murphy -
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                                    PART II. - EXHIBIT 11
                                            CAVALIER HOMES, INC. AND SUBSIDIARIES
                                      COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE


                                                                                        Thirteen Weeks Ending
                                                                           ---------------------------------------------
                                                                             March 30,                      March 31,
                                                                               2002                           2001
                                                                           --------------                 --------------

   Income (loss) before cumulative effect
     of change in accounting principle                                  $      1,126,000               $    (10,258,000)

   Cumulative effect of change in accounting
     principle, net of tax                                                   (14,162,000)                             -
                                                                           --------------                 --------------
   Net loss                                                             $    (13,036,000)              $    (10,258,000)
                                                                           ==============                 ==============

 SHARES:

   Weighted average common shares outstanding (basic)                         17,662,867                     17,535,230

   Dilutive effect if stock options and warrants were exercised                   62,721                              -
                                                                           --------------                 --------------
   Weighted average common shares
       outstanding, assuming dilution (diluted)                               17,725,588                     17,535,230
                                                                           ==============                 ==============
    Basic and diluted income (loss) per share:

    Income (loss) before cumulative effect
       of change in accounting principle                                $            .06               $           (.59)

     Cumulative effect of change in accounting
       principle, net of tax                                                       (0.80)                             -
                                                                           --------------                 --------------
     Net loss                                                           $          (0.74)              $          (0.59)
                                                                           ==============                 ==============