Form 10-Q
period 2002-06-29
CAVALIER HOMES INC
filed 2002-08-12
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended      June 29, 2002
                                        --------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    -------------------

                          Commission File Number 1-9792

                              Cavalier Homes, Inc.
              (Exact name of Registrant as specified in its charter)


           Delaware                                             63-0949734
---------------------------------                         ----------------------
(State or other jurisdiction                                   (IRS Employer
of incorporation or organization)                         Identification Number)





                32 Wilson Boulevard 100, Addison, Alabama 35540
                -----------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)


                                (256) 747-9800
                                --------------
                (Registrant's telephone number, including area code)


                 ----------------------------------------------
(Former name, former address and former fiscal year, if changed since last year)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                                 Outstanding at August 12, 2002
------------------------------                    -----------------------------
 Common  Stock, $.10 Par Value                           17,665,644 Shares


                                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited - dollars in thousands, except per share amounts)
                                                                                     June 29,      December 31,
 ASSETS                                                                                2002           2001
                                                                                    -----------   -------------
CURRENT ASSETS:
      Cash and cash equivalents                                                   $     28,491  $       43,256
      Accounts receivable, less allowance for losses of $340 (2002) and $625 (2001)     19,360           7,293
      Notes and installment contracts receivable - current                               4,857           1,708
      Inventories                                                                       21,064          20,672
      Deferred income taxes                                                             12,198           8,075
      Other current assets                                                               2,139           2,011
                                                                                    -----------   -------------
              Total current assets                                                       88,109          83,015
                                                                                    -----------   -------------
  PROPERTY, PLANT AND EQUIPMENT (Net)                                                    57,375          59,692
                                                                                    -----------   -------------
  INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $757 (2002) and $829 (2001)                          3,538           3,232
                                                                                    -----------   -------------
  GOODWILL, less accumulated amortization of $6,968 (2001)                                    -          15,468
                                                                                    -----------   -------------
  DEFERRED INCOME TAXES                                                                   2,858           7,787
                                                                                    -----------   -------------
  OTHER ASSETS                                                                            5,251           4,922
                                                                                    -----------   -------------
  TOTAL                                                                            $    157,131  $      174,116
                                                                                    ===========   =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                           $      1,304  $        1,294
      Notes payable under retail floor plan agreements                                   2,509           2,364
      Accounts payable                                                                  10,216           8,059
      Amounts payable under dealer incentive programs                                   12,989          17,542
      Accrued compensation and related withholdings                                      5,232           4,260
      Estimated warranties                                                              12,200          11,700
      Estimated repurchase commitments                                                   3,300           3,200
      Accrued insurance                                                                  6,990           7,083
      Other accrued expenses                                                             7,999           9,330
                                                                                    -----------   -------------

           Total current liabilities                                                    62,739          64,832
                                                                                    -----------   -------------

 LONG-TERM DEBT                                                                         23,011          23,999
                                                                                    -----------   -------------

 OTHER LONG-TERM LIABILITIES                                                             4,101           5,093
                                                                                    -----------   -------------

 STOCKHOLDERS' EQUITY:
      Common stock, $0.10 par value; authorized 50,000,000 shares,
        issued 18,682,944 (2002) shares and 18,677,651 (2001) shares                     1,868           1,868
      Additional paid-in capital                                                        55,926          55,918
      Treasury stock, at cost; 1,017,300 shares (2002 and 2001)                         (4,101)         (4,101)
      Retained earnings                                                                 13,587          26,507
                                                                                    -----------   -------------

          Total stockholders' equity                                                    67,280          80,192
                                                                                    -----------   -------------

 TOTAL                                                                            $    157,131  $      174,116
                                                                                    ===========   =============
  See notes to condensed consolidated financial statements.


                                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        (Unaudited - dollars in thousands except per share amounts)

                                                        Thirteen Weeks Ended          Twenty-six Weeks Ended
                                                       June 29,      June 30,        June 29,       June 30,
                                                         2002          2001            2002           2001
                                                      -----------   -----------     -----------   -------------
  REVENUE                                           $     106,643  $     94,337    $    201,556  $      153,515

 COST OF SALES                                            91,764        82,293         173,347         136,448

 SELLING, GENERAL AND ADMINISTRATIVE                      14,558        16,204          30,058          31,697
                                                      -----------   -----------     -----------   -------------

 OPERATING PROFIT (LOSS)                                     321        (4,160)         (1,849)        (14,630)
                                                      -----------   -----------     -----------   -------------

 OTHER INCOME (EXPENSE):
     Interest expense                                       (386)         (574)           (759)         (1,095)
     Other, net                                              243           121             638             254
                                                      -----------   -----------     -----------   -------------
                                                             (143)         (453)           (121)           (841)
                                                      -----------   -----------     -----------   -------------

 INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)                 178        (4,613)         (1,970)        (15,471)

 INCOME TAXES (BENEFIT)                                       62             -          (3,212)           (600)
                                                      -----------   -----------     -----------   -------------

 INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE                                                 116        (4,613)          1,242         (14,871)

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF TAX BENEFIT OF $1,306                     -             -         (14,162)              -
                                                      -----------   -----------     -----------   -------------

 NET INCOME (LOSS)                                 $         116  $     (4,613)   $    (12,920) $      (14,871)
                                                      ===========   ===========     ===========   =============

 BASIC AND DILUTED INCOME (LOSS) PER SHARE:

 INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE        $        0.01  $      (0.26)   $       0.07  $        (0.85)

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                            $           -  $          -    $      (0.80) $            -
                                                      -----------   -----------     -----------   -------------

  NET INCOME (LOSS)                                $        0.01  $      (0.26)   $      (0.73) $        (0.85)
                                                      ===========   ===========     ===========   =============

 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC          17,665,380    17,487,843      17,664,138      17,511,405
                                                      ===========   ===========     ===========   =============

 WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED        17,759,868    17,487,843      17,741,938      17,511,405
                                                      ===========   ===========     ===========   =============
  See notes to condensed consolidated financial statements.



                                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited - in thousands)
                                                                                      Twenty-six Weeks Ended

                                                                                     June 29,       June 30,
                                                                                       2002           2001
                                                                                    -----------   -------------
  OPERATING ACTIVITIES:
   Net loss                                                                       $    (12,920) $      (14,871)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Cumulative effect of change in accounting principle                             14,162               -
        Depreciation and amortization                                                    3,318           4,183
        Provision for credit and accounts receivable losses                               (357)              8
        Gain on sale of installment contracts                                             (603)           (777)
        Gain on sale of property, plant and equipment                                      (37)           (251)
        Other, net                                                                        (322)             26
        Changes in assets and liabilities:
             Accounts receivable                                                       (11,782)        (17,791)
             Inventories                                                                  (392)          2,649
             Income tax receivable                                                           -          15,052
             Accounts payable                                                            2,157           3,765
             Other assets and liabilities                                               (1,915)          3,339
                                                                                    -----------   -------------

        Net cash used in operating activities                                           (8,691)         (4,668)
                                                                                    -----------   -------------

 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                              348             541
   Capital expenditures                                                                 (1,312)         (2,595)
   Proceeds from sale of installment contracts                                          18,165          15,154
   Net change in notes and installment contracts                                       (21,004)        (18,460)
  Other investing activities                                                            (1,446)            138
                                                                                    -----------   -------------

        Net cash used in investing activities                                           (5,249)         (5,222)
                                                                                    -----------   -------------

 FINANCING ACTIVITIES:
   Net borrowings (payments) on notes payable                                              145            (760)
   Payments on long-term debt                                                             (978)           (859)
   Proceeds from long-term borrowings                                                        -           1,250
   Proceeds from exercise of stock options                                                   8               1
   Net proceeds from sales of common stock                                                   -             361
   Purchase of treasury stock                                                                -            (608)
                                                                                    -----------   -------------

        Net cash used in financing activities                                             (825)           (615)
                                                                                    -----------   -------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (14,765)        (10,505)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                         43,256          35,394
                                                                                    -----------   -------------

 CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $     28,491  $       24,889
                                                                                    ===========   =============

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                                  $        794  $        1,097
        Income taxes                                                                    (4,760)        (16,934)

                           See notes to condensed consolidated financial statements.


                           CAVALIER HOMES, INC. AND SUBSIDIARIES
                         Notes to Condensed Consolidated Financial
             Statements (Unaudited - dollars in thousands except per share data)

1.       BASIS OF PRESENTATION
o The accompanying condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of June 29, 2002, and the results of its operations and its cash flows for the twenty-six week periods ended June 29, 2002 and June 30, 2001. All such adjustments are of a normal, recurring nature except for the goodwill impairment described in Note 2.

o The results of operations for the thirteen and twenty-six weeks ended June 29, 2002 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:

                                                                       Thirteen Weeks Ended               Year Ended
                                                                    ------------------------      ------------------------
                                                                     June 29,      June 30,         June 29,     June 30,
                                                                       2002          2001             2002         2001
                                                                    ----------    -----------     ----------    ----------
  Weighted average common shares outstanding - basic                17,665,380    17,487,843       17,664,138   17,511,405

   Dilutive effect if stock options and warrants were exercised         94,488             -           77,800       -
                                                                    ----------    ----------      -----------   ----------
   Weighted average common shares outstanding - diluted             17,759,868    17,487,843       17,741,938   17,511,405
                                                                    ==========    ==========      ===========   ==========

         Options and warrants that could potentially dilute basic net income per share in the future were not included in the computation of diluted net income per share because to do so would have been antidilutive. All options and warrants for 2001 are excluded due to their antidilutive effect as a result of the Company's net loss. Antidilutive options and warrants were 2,474,767 in 2002 and 2,665,058 in 2001.

o Certain amounts from the prior period have been reclassified to conform to the 2002 presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS
     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement is effective for financial statements issued for years beginning after December 15, 2001. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of this statement, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. This charge was recorded in the first quarter of 2002, and the entire amount of the goodwill was associated with the Company's home manufacturing unit.

     The Company and the manufactured housing industry have been impacted by inventory oversupply at the retail level, an increase in dealer failures, a reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. All of these factors have caused the Company to suffer significant losses since the last half of 1999, for 2000 and the first half of 2001. The fair value of the home manufacturing unit was determined by a third party valuation specialist, using projections provided by Company management as well as industry and other market data. The fair value of the home manufacturing unit was lower than the carrying value, which required allocation of the fair value to the assets and liabilities of the unit. In this allocation process, various independent parties were used to appraise certain of the Company's manufacturing fixed assets. Additionally, Company management estimated fair value of other assets and liabilities based on assumptions believed to be appropriate to the valuation process. As a result of this fair value allocation process, the Company's goodwill was considered impaired and an adjustment was made during the first quarter of 2002.

     The following represents pro forma information as if goodwill had not been amortized or impaired under this new statement.

                                                                        For the 13 weeks Ended              For the 26 weeks Ended
                                                                -----------------------------       ------------------------------
                                                                 June 29,          June 30,          June 29,          June 30,
                                                                   2002              2001              2002              2001
                                                                -----------       -----------       -----------       ------------
Pro Forma Information:

Net income (loss) as reported                                $         116     $      (4,613)    $     (12,920)    $      (14,871)
Amortization of goodwill                                                 -               245                 -                489
                                                                -----------       -----------       -----------       ------------
Adjusted net income (loss)                                             116            (4,368)          (12,920)           (14,382)
Cumulative effect of change in accounting principle, net of tax          -                 -            14,162                  -
                                                                -----------       -----------       -----------       ------------
Pro forma net income (loss)                                  $         116     $      (4,368)    $       1,242     $      (14,382)
                                                                ===========       ===========       ===========       ============


Basic and diluted income (loss) per share:
Net income (loss) as reported                                $        0.01     $       (0.26)    $       (0.73)    $        (0.85)
Amortization of goodwill                                                 -              0.01                 -               0.03
                                                                -----------       -----------       -----------       ------------
Adjusted net income (loss)                                            0.01             (0.25)            (0.73)             (0.82)
Cumulative effect of change in accounting principle                      -                 -              0.80                  -
                                                                -----------       -----------       -----------       ------------
Pro forma net income (loss)                                  $        0.01     $       (0.25)    $        0.07     $        (0.82)
                                                                ===========       ===========       ===========       ============

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements.

3.   INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at June 29, 2002 and December 31, 2001 were as follows:
                                  June 29,       December 31,
                                   2002             2001
                              --------------   --------------

        Raw materials             $ 13,293         $ 13,917
        Work-in-process              2,040            2,086
        Finished goods               5,731            4,669
                              --------------   --------------
        Total inventories         $ 21,064         $ 20,672
                              ==============   ==============

4.   IMPAIRMENT AND OTHER RELATED CHARGES
     The Company periodically evaluates the carrying value of long-lived assets to be held and used, in addition to goodwill and other intangible assets covered under SFAS No. 142, when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such asset is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

     During the fourth quarter of 2001, the Company recorded impairment and other related charges of $1,003 ($1,003 after tax or $0.06 per diluted share) in connection with the closing of a home manufacturing facility to be disposed of. The charge includes writedowns of $332 for property, plant and equipment, $84 for lease obligations and $587 for involuntary termination benefits for 93 employees. Termination benefits paid and charged against the liability through June 29, 2002 were $562 for 93 terminated employees.

5.   INCOME TAX BENEFIT
     The Company recorded an income tax benefit of $3,212 in the first half of 2002, reflecting the benefit of both the current year's net loss and the new Jobs Creation and Workers' Assistance Act that was passed in March 2002. Under this law, companies are able to carry back net operating losses five years instead of two years as provided under the previous rules. In the first half of 2001, the Company recorded an income tax benefit of $600 relating to future income tax refunds and certain carryforward items, but did not record any additional benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of Statement of Financial Accounting Standards No.109 Accounting for Income Taxes.

6.    CONTINGENCIES
o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and the risk of loss is further reduced by the resale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $152,000 at June 29, 2002. The Company has a reserve for estimated repurchase commitments of $3,300 and $3,200 at June 29, 2002 and December 31, 2001, respectively, based on prior experience and market conditions.

o The Company's workers' compensation (prior to February 1, 1999 and after April 1, 2001), product liability and general liability (prior to
         April 1, 2001) insurance coverages were provided under   incurred loss,
         retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At June 29, 2002, the Company was contingently liable for future retrospective premium adjustments up to a maximum of approximately $19,675 in the event that additional losses are reported related to prior periods. The Company's worker's compensation insurance coverage from February 1999 through March 2001 was provided under a fully insured, large deductible policy, and during 2001, the Company's product liability and general liability insurance coverages were converted to fully insured, large deductible policies.

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

o The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt. At June 29, 2002, $4,893 of debt was outstanding, of which the Company had guaranteed $1,582, which is the maximum guaranty.

* See Safe Harbor Statement on page 17.

7.   SEGMENT INFORMATION
     Segment information relating to the thirteen and twenty-six weeks ending June 29, 2002 and June 30, 2001 is presented below:

                                                  Thirteen Weeks Ended                     Twenty-six Weeks Ended
                                        ---------------------------------------   ---------------------------------------

                                         June 29, 2002         June 30, 2001        June 29, 2002        June 30, 2001
                                        ---------------     -------------------   ----------------    -------------------
Gross revenue:
  Home manufacturing                         $ 104,639                $ 91,363          $ 197,980              $ 147,447
  Financial services                               715                     785              1,147                  1,480
  Retail                                         2,030                   1,751              3,619                  3,393
  Other                                         11,572                   5,447             20,840                 11,584
                                        ---------------     -------------------   ----------------    -------------------

      Gross revenue                          $ 118,956                $ 99,346          $ 223,586              $ 163,904
                                        ===============     ===================   ================    ===================

Intersegment revenue:
  Home manufacturing                           $ 1,516                 $ 1,031            $ 2,869                $ 1,552
  Financial services                                 -                       -                  -                      -
  Retail                                             -                       -                  -                      -
  Other                                         10,797                   3,978             19,161                  8,837
                                        ---------------     -------------------   ----------------    -------------------

      Intersegment revenue                    $ 12,313                 $ 5,009           $ 22,030               $ 10,389
                                        ===============     ===================   ================    ===================

Revenue from external customers:
  Home manufacturing                         $ 103,123                $ 90,332          $ 195,111              $ 145,895
  Financial services                               715                     785              1,147                  1,480
  Retail                                         2,030                   1,751              3,619                  3,393
  Other                                            775                   1,469              1,679                  2,747
                                        ---------------     -------------------   ----------------    -------------------

      Total revenue                          $ 106,643                $ 94,337          $ 201,556              $ 153,515
                                        ===============     ===================   ================    ===================

Operating profit (loss):
  Home manufacturing                            $ (777)               $ (2,800)          $ (1,690)             $ (11,197)
  Financial services                                 9                      61               (139)                    17
  Retail                                           (10)                     83                (81)                    74
  Other                                          1,052                     605              1,852                    448
  Elimination                                      (46)                     (9)               (90)                    53
                                        ---------------     -------------------   ----------------    -------------------
  Segment operating profit (loss)                  228                  (2,060)              (148)               (10,605)

  General corporate                                 93                  (2,100)            (1,701)                (4,025)
                                        ---------------     -------------------   ----------------    -------------------

      Operating profit (loss)                    $ 321                $ (4,160)          $ (1,849)             $ (14,630)
                                        ===============     ===================   ================    ===================


                                                                                   June 29, 2002      December 31, 2001
                                                                                  ----------------    -------------------
Identifiable assets:
  Home manufacturing                                                                     $ 94,473              $ 109,429
  Financial services                                                                       12,587                 12,387
  Retail                                                                                    6,226                  5,566
  Other                                                                                    15,082                 11,709
                                                                                  ----------------    -------------------
  Segment assets                                                                          128,368                139,091
  General Corporate                                                                        28,763                 35,025
                                                                                  ----------------    -------------------

      Total assets                                                                        157,131                174,116
                                                                                  ================    ===================

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements  (See pages 2 through 8)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry and Company Outlook
Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Inventory oversupply at the retail level continues to have a significant impact on wholesale shipments as it did during much of 1999 and all of 2000 and 2001. The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were essentially flat through May 2002 (the most current available information) as compared to the same period of 2001 following significant declines in 2000 and 2001. The industry also has been impacted by an increase in dealer failures, a reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed many locations. A major industry lender recently discontinued wholesale (dealer) financing of manufactured homes, which is currently not expected to have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with that lender. * The Company believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, further tightening of credit standards and a further reduction in the availability of wholesale and retail financing. * The current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans. While land home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home deals is greater. Additionally, effective January 1, 2002, the State of Texas, which historically has been the largest state for consumer purchases of manufactured housing, enacted a law that, among other things, classifies and taxes manufactured homes as real property, and not personal property, under certain conditions as set forth in the Texas law. The classification as real property could change the rates and methods of taxation assessed against such homes in Texas. The law also may affect the form and structure of permanent financing extended to Texas manufactured home consumers because such financing historically has treated manufactured homes as personalty rather than as real estate.

Since the fall of 1999, Cavalier has reduced the number of operating home manufacturing plants from 24 to 14, reflecting an approximate one-third reduction in manufacturing capacity. The most recent plant closure was at December 31, 2001. Despite this consolidation of its manufacturing facilities, the Company does not believe it has reduced the breadth of its product offering.
* On the retail side, the Company has closed or disposed of 11 of its 16 retail sales centers. In terms of operating costs, Cavalier has made cost reductions in virtually all areas of the Company, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce by approximately 44% since December 31, 1998. The Company's workforce has included approximately 3,200 employees since June 30, 2001. The Company is continuing to evaluate capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idlings and closings and methods designed to address the Company's financial performance in light of developing market and business conditions. * The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

After substantial losses since the third quarter of 1999, the Company's results during the latter part of 2001 and during 2002 (before cumulative effect of a change in accounting principle discussed below) showed significant improvement. Although industry conditions remained challenging, the Company's floor shipments increased 8.3% and 27.9% during the thirteen and twenty-six weeks ended June 29,2002 as compared to the same periods in 2001. This is the fifth consecutive interim period since the first quarter of 1999 that quarterly floor shipments have improved on a year-over-year basis and the fourth consecutive interim period since the first quarter of 1999 in which the Company recorded revenue growth over the comparable prior year period. During the industry downturn, the Company's market share improved from a low of 4.6% for 2000 to 7.5% through May 2002. The Company is uncertain at this time as to the extent and duration of the general economic conditions and continuing adverse industry conditions will have on the Company's future revenue and earnings. * While the Company currently expects the results of operations for the third quarter of 2002 to be in the range of a small profit to a modest loss, changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures could affect the results of operations of the Company. *

* See Safe Harbor Statement on page 17.

Results of Operations (dollars in thousands)
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:

STATEMENT OF OPERATIONS  DATA                          For the Thirteen Weeks Ended
                                      ---------------------------------------------------------------
                                      June 29, 2002          June 30,2001          Difference
                                      -----------            ----------            ---------
Revenue:
   Home manufacturing net sales     $    103,123           $    90,332           $   12,791
   Financial services                        715                   785                  (70)
   Retail                                  2,030                 1,751                  279
   Other                                     775                 1,469                 (694)
                                      -----------            ----------            ---------
Total revenue                       $    106,643    100.0% $    94,337    100.0% $   12,306    13.0%
Cost of sales                             91,764    86.0%       82,293    87.2%       9,471    11.5%
                                      -----------   ------   ----------   ------   ---------   ------

Gross profit                        $     14,879    14.0%  $    12,044    12.8%  $    2,835    23.5%
                                      ===========   ======   ==========   ======   =========   ======

Selling, general and administrative $     14,558    13.7%  $    16,204    17.2%  $   (1,646)   -10.2%

Operating profit (loss)             $        321     0.3%  $    (4,160)   -4.4%  $   (4,481)   -107.7%
                                      -----------   ------   ----------   ------   ---------   ------

Other income (expense):
   Interest expense                 $       (386)   -0.4%  $      (574)   -0.6%  $     (188)   -32.8%
   Other, net                                243     0.2%          121     0.1%         122    100.8%
                                      -----------            ----------            ---------   ------
                                    $       (143)          $      (453)                (310)    68.4%
                                      ===========            ==========            =========   ======

Income (loss) before income taxes   $        178     0.2%  $    (4,613)   -4.9%  $   (4,791)   -103.9%

Income taxes                        $         62     0.1%  $         -     0.0%  $      (62)    0.0%
                                      -----------            ----------            ---------   ------

Net income (loss)                   $        116     0.1%  $    (4,613)   -4.9%  $   (4,729)   -102.5%
                                      ===========   ======   ==========   ======   =========   ======

                                                     For the Twenty-six Weeks Ended
                                      ---------------------------------------------------------------
                                      June 29, 2002          June 30,2001          Difference
                                      -----------            ----------            ---------
Revenue:
   Home manufacturing net sales     $    195,111           $   145,895           $   49,216
   Financial services                      1,147                 1,480                 (333)
   Retail                                  3,619                 3,393                  226
   Other                                   1,679                 2,747               (1,068)
                                      -----------            ----------            ---------

Total revenue                       $    201,556    100.0% $   153,515    100.0% $   48,041    31.3%
Cost of sales                            173,347    86.0%      136,448    88.9%      36,899    27.0%
                                      -----------   ------   ----------   ------   ---------   ------

Gross profit                        $     28,209    14.0%  $    17,067    11.1%  $   11,142    65.3%
                                      ===========   ======   ==========   ======   =========   ======

Selling, general and administrative $     30,058    14.9%  $    31,697    20.6%  $   (1,639)   -5.2%

Operating loss                      $     (1,849)   -0.9%  $   (14,630)   -9.5%  $  (12,781)   -87.4%
                                      -----------   ------   ----------   ------   ---------   ------

Other income (expense):
   Interest expense                 $       (759)   -0.4%  $    (1,095)   -0.7%  $     (336)   -30.7%
   Other, net                                638     0.3%          254     0.2%         384    151.2%
                                      -----------            ----------            ---------   ------

                                    $       (121)          $      (841)                (720)   85.6%
                                      ===========            ==========            =========   ======

Loss before income tax benefit      $     (1,970)   -1.0%  $   (15,471)   -10.1% $  (13,501)   -87.3%
                                               -                     -
Income tax benefit                  $     (3,212)   -1.6%  $      (600)   -0.4%  $    2,612    435.3%
                                      -----------            ----------            ---------   ------

Income (loss) before cumulative
  effect of change in accounting    $      1,242     0.6%  $   (14,871)   -9.7%  $  (16,113)   -108.4%
  principle

Cumulative effect of change in
  accounting principle, net of tax       (14,162)   -7.0%            -     0.0%      14,162    100.0%
                                      -----------            ----------            ---------

Net loss                            $    (12,920)   -6.4%  $   (14,871)   -9.7%  $   (1,951)   -13.1%
                                      ===========   ======   ==========   ======   =========   ======

OPERATING DATA                                                 For the Thirteen Weeks Ended
                                               --------------------------------------------------------------
                                                       June 29, 2002                    June 30,2001
                                               ------------------------------   -----------------------------

Home manufacturing sales:
Floor shipments                                          6,020                          5,557
Home shipments:
  Single section                                           699         20.8%            1,214          35.9%
  Multi-section                                          2,661         79.2%            2,172          64.1%
                                               ----------------   -----------   --------------    -----------

Total shipments                                          3,360        100.0%            3,386         100.0%

Shipments to company-owned retail locations                (47)         1.4%              (36)          1.1%
                                               ----------------   -----------   --------------    -----------

Wholesale shipments to independent dealers               3,313         98.6%            3,350          98.9%
                                               ================   ===========   ==============    ===========

Retail sales:
  Single section                                            14         28.0%               18          36.0%
  Multi-section                                             36         72.0%               32          64.0%
                                               ----------------   -----------   --------------    -----------

Total sales                                                 50        100.0%               50         100.0%
                                               ================   ===========   ==============    ===========

Cavalier-produced homes sold                                42         84.0%               39          78.0%
                                               ================   ===========   ==============    ===========

Used homes sold                                              8         16.0%               10          20.0%
                                               ================   ===========   ==============    ===========

Other Operating Data:
Installment loan purchases                   $          13,281                $         9,676
Capital expenditures                         $             559                $           481
Home manufacturing facilities - operating                   14                             15
Independent exclusive dealer locations                     259                            208
Company-owned retail locations                               5                              5

                                                              For the Twenty-six Weeks Ended
                                               --------------------------------------------------------------
                                                       June 29, 2002                    June 30,2001
                                               ------------------------------   -----------------------------
Home manufacturing sales:
Floor shipments                                         11,671                          9,126
Home shipments:
  Single section                                         1,360         20.9%            1,722          31.7%
  Multi-section                                          5,156         79.1%            3,703          68.3%
                                               ----------------   -----------   --------------    -----------

Total shipments                                          6,516        100.0%            5,425         100.0%

Shipments to company-owned retail locations                (94)         1.4%              (58)          1.1%
                                               ----------------   -----------   --------------    -----------

Wholesale shipments to independent dealers               6,422         98.6%            5,367          98.9%
                                               ================   ===========   ==============    ===========

Retail sales:
  Single section                                            34         35.1%               30          32.3%
  Multi-section                                             63         64.9%               63          67.7%
                                               ----------------   -----------   --------------    -----------

Total sales                                                 97        100.0%               93         100.0%
                                               ================   ===========   ==============    ===========

Cavalier-produced homes sold                                84         86.6%               79          84.9%
                                               ================   ===========   ==============    ===========

Used homes sold                                             13         13.4%               13          14.0%
                                               ================   ===========   ==============    ===========

Other Operating Data:
Installment loan purchases                   $          21,879                $        18,590
Capital expenditures                         $           1,312                $         2,595
Home manufacturing facilities - operating                   14                             15
Independent exclusive dealer locations                     259                            208
Company-owned retail locations                               5                              5

Thirteen weeks ended June 29, 2002 and June 30, 2001
Revenue
Revenue for the second quarter of 2002 totaled $106,643, an increase of 13% from 2001's second quarter revenue of $94,337.

Home manufacturing net sales accounted for virtually the entire increase against the comparable 2001 period, increasing 14.2% to $103,123, net of intercompany eliminations of $1,516. Home manufacturing net sales for the second quarter of 2001 were $90,332, net of intercompany eliminations of $1,031. Home shipments remained flat against the comparable 2001 period, with floor shipments increasing by 8.3%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 64.1% of shipments in the second quarter of 2001 to 79.1% of shipments in 2002 in response to increasing consumer demand for multi-section homes, as compared to single section homes, caused in part by favorable changes in financing rates and terms available for multi-section homes, especially for land/home financing. Actual shipments of homes for the second quarter were 3,360 versus 3,386 in 2001. Shipments to exclusive dealers were approximately 58% for the second quarter of 2002, compared to 49% for the same period in 2001.

Cavalier attributes the increase in sales and shipments primarily to its aggressive distribution and marketing strategies and its value-based product offerings.* Approximately 83% of Cavalier's shipments were to its core market of 11 states, where the Company's floor shipments increased 3.9% compared to the second quarter of 2001.

Revenue from the financial services segment declined to $715 for the second quarter of 2002 compared to $785 in 2001. The revenue decline primarily was due to a reduction in the rate earned on resold loans due to competitive industry conditions and due to reduced interest income on loans held in its portfolio as a result of loans sold from the portfolio in the fourth quarter of 2001. During the second quarter of 2002, CIS Financial Services, Inc. ("CIS"), the Company's wholly owned finance subsidiary, purchased contracts of $13,281 and resold installment contracts totaling $10,773. In the second quarter of 2001, CIS purchased contracts of $9,676 and resold installment contracts totaling $8,794. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $2,030 for 2002 compared to $1,751 for 2001, an increase of 15.9%. The increase is primarily due to higher multi-section homes sold as compared to single section homes.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses. Revenues from external customers declined for the second quarter of 2002 to $775 compared to $1,469 for the second quarter of 2001. The decrease is primarily due to the scaled back operations of a supply company.

Gross Profit
Gross profit was $14,879, or 14.0% of total revenue, for the second quarter of 2002, versus $12,044, or 12.8%, in 2001. Of the $2,835 increase, approximately $1,600 was due to the volume increase and $1,300 to improved margin due to cost reductions as a result of continued efficiencies gained from higher production levels and restructured product and work processes.

Selling, General and Administrative
Selling, general and administrative expenses during the second quarter of 2002 were $14,558, or 13.7% of total revenue, versus $16,204 or 17.2% in 2001, a decrease of $1,646 or 10.2%. The overall decrease includes a $660 reduction in advertising and promotion costs, including costs to support the exclusive dealer program, a benefit of $1,163 from the settlement of a 1998 insurance claim related to the Company's employee benefits plan, and a $245 decrease in goodwill amortization expense (see Cumulative Effect of Change in Accounting Principle discussed below), offset by a $417 increase in employee benefits cost (primarily health insurance).

Operating Income (Loss)
Operating income for the quarter was $321 compared to an operating loss of $4,160 in the second quarter of 2001. Segment operating results were as follows:
(1) Home manufacturing operating loss decreased primarily due to increased sales and improved gross margin. (2) Financial services operating income decreased due to the decline in revenue as described above. (3) The retail segment's operating loss compared to operating profit in the same quarter of 2001 is due to lower gross margin and increased selling, general and administrative expenses. (4) The other segment operating profit increased primarily due to the addition, in mid 2001, of a supply company that has been profitable and the improved profitability of another supply company. (5) General corporate operating expense, which is not identifiable to a specific segment, improved significantly over the comparable 2001 period primarily due to reduced legal and professional fees and insurance settlement proceeds of $1,163.

Other Income (Expense)
Interest expense decreased $188 due primarily to a reduction in interest rate paid on the $15,000 outstanding under the Company's line of credit. Other, net increased $122 primarily due to increased income recognized from equity method investees, partially offset by lower interest income rates earned during the second quarter of 2002.

Income (Loss) before Income Taxes (Benefit)
Income before taxes for the second quarter was $178, compared to the pre-tax loss of $4,613 in the second quarter of 2001. Earnings for the second quarter of 2002 included a benefit of $1,163 from the settlement of a 1998 insurance claim related to an employee benefits plan. Also, the loss in the second quarter of 2001 included $245 in goodwill amortization; no goodwill amortization has been recorded in fiscal 2002 pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Excluding these items, the loss before income taxes (benefit) for the second quarter of 2002 was $985, down 77% from the comparable pre-tax loss of $4,368 reported in the year-earlier quarter and less than one-half the pre-tax loss registered in the first quarter of 2002.

* See Safe Harbor Statement on page 17.

Income Taxes
The Company recorded income tax expense in the second quarter of 2002 of $62, with no expense or benefit being recorded in the comparable period of 2001 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carry-forward items under the provisions of Statement of Financial Accounting Standards No.109 Accounting for Income Taxes.

Net Income (Loss)
The net income for the second quarter of 2002 was $116 or $0.01 per diluted share compared with a net loss in the prior-year period of $4,613 or $0.26 per diluted share. The major components of this income and loss are discussed above under Revenue, Gross Profit, and Selling, General and Administrative Expenses.

Twenty-six weeks ended June 29, 2002 and June 30, 2001
Revenue
Revenue for the first half of 2002 totaled $201,556, an increase of 31.3% from 2001's twenty-six weeks revenue of $153,515.

Home manufacturing net sales accounted for virtually the entire increase against the comparable 2001 period, increasing 33.7% to $195,111, net of intercompany eliminations of $2,869. Home manufacturing net sales for the first half of 2001 were $145,895, net of intercompany eliminations of $1,552. Home shipments increased 20.1% against the comparable 2001 period, with floor shipments increasing by 27.9%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 68.3% of shipment in the first six months of 2001 to 79.1% of shipments in 2002 in response to increasing consumer demand for multi-section homes as compared to single section homes. Actual shipments of homes for the twenty-six weeks were 6,516 versus 5,425 in 2001. Shipments to exclusive dealers for the first half of 2002 were approximately 57% compared to 48% for the same period in 2001.

Cavalier attributes the increase in sales and shipments primarily to its aggressive distribution and marketing strategies and its value-based product offerings. * Approximately 84% of Cavalier's shipments were to its core market of 11 states, where the Company's floor shipments increased 23.4% compared to the first six months of 2001.

Revenue from the financial services segment declined to $1,147 for the first six months of 2002 compared to $1,480 in 2001. The Company's inventory at all retail locations, including five company-owned retail sales centers, increased 5% to approximately $173,000 at June 29, 2002 from $164,000 at June 30, 2001, despite the significant increase in sales during the year-to-date. At its peak in June 1999, dealer inventory approximated $314,000.

The revenue decline primarily was due to a reduction in the rate earned on resold loans due to competitive industry conditions and due to reduced interest income on loans held in its portfolio as a result of loans sold from the portfolio in the fourth quarter of 2001. During the first half of 2002, CIS purchased contracts of $21,879 and resold installment contracts totaling $17,562. In the first six months of 2001, CIS purchased contracts of $18,590 and resold installment contracts totaling $14,377. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $3,619 for the first six months of 2002 compared to $3,393 for 2001, an increase of 6.7% due to increased volume.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses. Revenues from external customers declined for the first half of 2002 to $1,679 compared to $2,747 for the comparable period of 2001. The decrease is primarily due to the closure of a supply company in March 2001 and the scaled back operations of another supply company.

Gross Profit
Gross profit was $28,209, or 14.0% of total revenue, for the first half of 2002, versus $17,067, or 11.1%, in 2001. Of the $11,142 increase, approximately $5,300 was due to the volume increase and $5,800 to improved margin due to cost reductions as a result of continued efficiencies gained from higher production levels and restructured product and work processes.

Selling, General and Administrative
Selling, general and administrative expenses during the first six months of 2002 were $30,058, or 14.9% of total revenue, versus $31,697 or 20.6% in 2001, a decrease of $1,639, or 5.2%. The overall decrease includes a $1,001 reduction in advertising and promotion costs, including costs to support the exclusive dealer program, a benefit of $1,163 from the settlement of a 1998 insurance claim related to the Company's employee benefits plan, and a $489 decrease in goodwill amortization expense (see Cumulative Effect of Change in Accounting Principle discussed below), offset by a $456 increase in salaries, wages and incentive compensation, and a $654 increase in employee benefits cost (primarily health insurance).

* See Safe Harbor Statement on page 17.

Operating  Loss
Operating loss for the first six months of 2002 was $1,849 compared to $14,630 in the comparable period of 2001. Segment operating results were as follows: (1) Home manufacturing operating loss decreased primarily due to increased sales and an improved gross margin. (2) Financial services operating income decreased to a loss due to the decline in revenue as described above. (3) The retail segment's operating loss, compared to operating profit in the same period of 2001 is due to lower gross margin and increased selling, general and administrative expenses. (4) The other segment operating income increased primarily due to the addition, in mid 2001, of a supply company that has been profitable and the improved profitablity of another supply company. (5) General corporate operating expense, which is not identifiable to a specific segment, improved significantly over the comparable 2001 period primarily due to reduced legal and professional fees and the insurance settlement proceeds of $1,163.

Other Income (Expense)
Interest expense decreased $336 due primarily to a reduction in interest rate paid on the $15,000 outstanding under the Company's line of credit. Other, net increased $384 primarily due to increased income recognized from equity method investees, partially offset by lower interest income rates earned during the first half of 2002.

Loss before Income Tax Benefit
Loss before income tax benefit for the first six months of 2002 was $1,970, down 87.3% from the pre-tax loss of $15,471 in the year-earlier period. As noted earlier, the loss for the first half of 2002 was reduced by a $1,163 benefit from the settlement of an insurance claim in the second quarter. Also, the loss in the first half of 2001 included $489 in goodwill amortization; no goodwill amortization has been recorded in fiscal 2002. Excluding these items, the loss before income tax benefit for the first half of 2002 was $3,133, down 79% from the comparable pre-tax loss of $14,982 reported in the year-earlier period.

Income Tax Benefit
An income tax benefit of $3,212 was recorded in the first half of 2002, reflecting the taxes and benefit of both the current quarter's net income and the new Jobs Creation and Workers' Assistance Act that was passed in March 2002. Under this law, companies are able to carry back net operating losses five years instead of two years as provided under the previous rules. In the first quarter of 2001, the Company recorded an income tax benefit of $600 relating to future income tax refunds and certain carry-forward items, but did not record any additional benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carry-forward items under the provisions of Statement of Financial Accounting Standards No.109 Accounting for Income Taxes.

Cumulative Effect of Change In Accounting Principle
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement is effective for financial statements issued for years beginning after December 15, 2001. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of this statement, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. This charge was recorded in the first quarter of 2002, and the entire amount of the goodwill was associated with the Company's home manufacturing unit.

Net loss
The net loss for the first six months of 2002 was $12,920 or $0.73 per diluted share compared with a net loss in the prior-year period of $14,871 or $0.85 per diluted share. The major components of these losses are discussed above under Revenue, Gross Profit, Selling, General and Administrative Expenses, Income Tax Benefit and Cumulative Effect of Change In Accounting Principle.

Liquidity and Capital Resources (dollars in thousands)

BALANCE SHEET DATA                                            Balances as of
                                             -------------------------------------------------
                                               June 29, 2002                 December 31, 2001
                                             ------------------              -----------------
Cash and cash equivalents                    $          28,491                $        43,256
Working capital                              $          25,370                $        18,183
Current ratio                                         1.4 to 1                       1.3 to 1
Accounts receivable                          $          19,360                $         7,293
Long-term debt                               $          23,011                $        23,999
Ratio of long-term debt to equity                       1 to 3                         1 to 3
Installment loan portfolio                   $           8,833                $         4,991

Operating activities during the first six months of 2002 used net cash of $8,691. Effective March 9, 2002, the Jobs Creation and Workers' Assistance Act was passed which enabled companies to carry back net operating losses five years instead of two years as under the previous rules. In April 2002, the Company received approximately $4,600 in tax refunds as a result of this change.

The increase in accounts receivable and reduction in cash and cash equivalents from December 31, 2001 to June 29, 2002 is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables, resulting in higher year end cash balances.

The Company's capital expenditures were $1,312 for the twenty-six weeks ended June 29, 2002, as compared to $2,595 for the comparable period of 2001. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the exercise of a purchase option for a previously leased facility for $1,250 in 2001. The proceeds for this purchase came from an industrial development revenue bond issue.

In May 2002, the Company paid $1,250 to purchase additional partnership interest in an equity investee. This partnership is now wholly-owned by the Company and continues to be included in the consolidated financial statements.

The decrease in long-term debt was due to scheduled principal payments.

The Company did not purchase any shares of treasury stock during the first six months of 2002. The Company has authorization to acquire up to 831,200 additional shares under the current program.

The increase in the installment loan portfolio of $3,842 is due primarily to a timing difference in the sale of loans, some of which were sold subsequent to June 29, 2002.

On June 21, 2002, the Company amended its revolving and term-loan agreement (the "Credit Facility") with its primary lender to extend the maturity date under the revolving line of credit available under the Credit Facility to November 2003. Previous terms and conditions under the Credit Facility remain unchanged. The Credit Facility currently consists of a $35,000 revolving and term-loan agreement and contains a revolving line of credit that provides for borrowings (including letters of credit) up to a maximum of $35,000. At certain levels of tangible net worth, defined as the total of the Company's tangible net worth and treasury stock purchases for 2000 and 2001, the amount available under the Credit Facility and applicable interest rate changes are noted in the following table.

   Tangible net worth      Credit Facility       Applicable interest rate
                                            --------------------------------
       ("TNW")              Available         Bank's Prime         LIBOR
----------------------   ----------------   -----------------   ------------
Above $85,000             $35,000           less 0.50%          plus 2.00%
$85,000 - $77,000         35% of TNW        less 0.50%          plus 2.00%
$77,000 - $65,000         35% of TNW        prime               plus 2.50%
$65,000 - $58,000         30% of TNW        plus 0.25%          plus 2.75%

However, in no event may the aggregate outstanding borrowings under the revolving line of credit and term-loan agreement exceed $35,000 (or such lesser amount as may be available). At June 29, 2002, $15,000 was outstanding under the revolving line of credit, against a total borrowing capacity of $20,367 based on the Company's tangible net worth. At December 31, 2001, $15,000 was outstanding under the revolving line of credit, against a total borrowing capacity of $20,087 based on the Company's tangible net worth. The Credit Facility provides the option for amounts drawn down for CIS's benefit to be converted to a term loan with respect to borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $35,000 (or such lesser amount as may be available). Interest under the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus 0.75%.

The Credit Facility, as amended, contains certain restrictive covenants which limit, among other things, the Company's ability without the lender's consent to
(i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000,
(iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $18,000, excluding floor plan notes payable which cannot exceed $6,000 and (iv) make annual capital expenditures in excess of $10,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $15,000), debt to tangible net worth ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.75 to 1) commencing with the year ending December 31, 2002 and thereafter, and to maintain a current ratio of at least 1.17 to 1 and the sum of consolidated tangible net worth plus treasury stock purchases, in 2000 and 2001, of at least $58,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. Cavalier was not in violation of any financial covenants of the Credit Facility at June 29, 2002.

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

Projected cash to be provided by operations in the coming year is largely dependent on sales volume. The Company's manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. A major industry lender recently discontinued wholesale (dealer) financing of manufactured homes, which is not currently expected to have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with that lender. * Reduced availability of such financing is currently having an adverse effect on the manufactured housing industry. * In addition, many states classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition. Additionally, effective January 1, 2002, the State of Texas enacted a law that, among other things, classifies and taxes manufactured homes as real property, and not personal property, under certain conditions as set forth in the Texas law. The classification as real property could change the rates and methods of taxation assessed against such homes in Texas. The law also may affect the form and structure of permanent financing extended to Texas manufactured home consumers because such financing historically has treated manufactured homes as personalty rather than as real estate.

Critical Accounting Policies
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement is effective for financial statements issued for years beginning after December 15, 2001. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of this statement, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. The entire amount of the goodwill was associated with the Company's home manufacturing unit.

The Company and the manufactured housing industry have been impacted by inventory oversupply at the retail level, an increase in dealer failures, a reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. All of these factors have caused the Company to suffer significant losses since the last half of 1999, for 2000 and the first half of 2001. The fair value of the home manufacturing unit was determined by a third party valuation specialist, using projections provided by Company management as well as industry and other market data. The fair value of the home manufacturing unit was lower than the carrying value which required allocation of the fair value to the assets and liabilities of the unit. In this allocation process, various independent parties were used to appraise certain of the Company's manufacturing fixed assets. Additionally, Company management estimated fair value of other assets and liabilities based on assumptions believed to be appropriate to the valuation process. As a result of this fair value allocation process, the Company's goodwill was considered impaired and an adjustment was made during the first quarter of 2002.

* See Safe Harbor Statement on page 17.

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

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $2,354 at June 29, 2002 and the related deferred compensation liability was $3,174. Due to the long-term nature of the benefit liabilities that these assets fund, the Company currently considers its exposure to market risk to be low. * The Company does not believe that a decline in market value of these investments would result in a material near term funding of the trust or exposure to the benefit liabilities funded. *

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed rate contracts with interest rates generally ranging from 8.75% to 14.5% and an average original term of 285 months at June 29, 2002. At June 29, 2002, the estimated fair value of installment contracts was $9,151. The Company estimated the fair value of its installment contracts receivable using discounted cash flows and interest rates offered by CIS on similar contracts at that time.

The Company has notes payable under retail floor plan agreements, two industrial development revenue bond issues and a revolving line of credit that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. At June 29, 2002, the estimated fair value of borrowings was $24,890. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time.

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

* See Safe Harbor Statement on page 17.

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

(10) Material Contracts
                   (a)   Third Amendment to Amended and Restated Revolving Term
                         Loan Agreement, dated as of June 21, 2002,  between the
                         Company and First Commercial Bank.
                   (b)   Second Modification to Amended and Restated Revolving
                         Term Loan Agreement, dated as of June 21, 2002, between
                         the Company and First Commercial Bank.
                *  (c)   Form of Stock Option Agreement between Cavalier Homes,
                         Inc. and  Thomas A. Broughton, III  dated  January 29,
                         2002 filed as Exhibit 4(e) to the Company's
                         Registration Statement on Form S-8, Registration No.
                         333-90652, dated June 17, 2002.
                *  (d)   Form of Stock Option Agreement between Cavalier Homes,
                         Inc. and Lee Roy Jordan dated January 29, 2002 filed as
                         Exhibit 4(f) to the Company's Registration Statement on
                         Form S-8, Registration No. 333-90652, dated June 17,
                         2002.
                *  (e)   Form of Stock Option Agreement between Cavalier Homes,
                         Inc. and John W Lowe   dated January 29, 2002 filed as
                         Exhibit 4(g) to the Company's Registration Statement on
                         Form S-8, Registration No. 333-90652, dated June 17,
                         2002.

(11) Statement re: Computation of Net Income (Loss) per Common Share.

(b)  Current Report on Form 8-K.
     None

-----------
* Incorporated by reference herein.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          Cavalier Homes, Inc.
                                          --------------------------------------
                                          Registrant

Date: August 12, 2002                      /s/ David A. Roberson
                                          --------------------------------------
                                          David A. Roberson - President
                                          and Chief Executive Officer

Date: August 12, 2002                      /s/ Michael R. Murphy
                                          --------------------------------------
                                          Michael R. Murphy -
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)

                                            PART II. - EXHIBIT 11
                                  CAVALIER HOMES, INC. AND SUBSIDIARIES
                            COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE


                                                                   Thirteen Weeks Ending                Year Ending
                                                                ---------------------------     ----------------------------
                                                                  June 29,       June 30,         June 29,        June 30,
                                                                    2002           2001             2002            2001
                                                                ------------   ------------     ------------    ------------
Income (loss) before cumulative effect
 of change in accounting priciple                             $     116,000  $  (4,613,000)   $   1,242,000  $  (14,871,000)

Cumulative effect of change in accounting
 principle, net of tax                                                    -              -      (14,162,000)              -
                                                                ------------  -------------     ------------    ------------
Net loss                                                      $     116,000  $  (4,613,000)   $ (12,920,000) $  (14,871,000)
                                                                ============   ============     ============    ============

 SHARES:

   Weighted average common shares outstanding (basic)            17,665,380     17,487,843       17,664,138      17,511,405

   Dilutive effect if stock options and warrants were exercised      94,488              -           77,800               -
                                                                ------------   ------------     ------------    ------------

   Weighted average common shares
       outstanding, assuming dilution (diluted)                  17,759,868     17,487,843       17,741,938      17,511,405
                                                                ============   ============     ============    ============
 Basic net loss per share

 Income (loss) before cumulative effect
  of change in accounting priciple                            $         .01  $        (.26)   $         .07  $         (.85)

Cumulative effect of change in accounting priciple                        -              -            (0.80)              -

                                                                ============   ============     ============    ============
   Net Loss                                                   $         .01  $        (.26)   $        (.73) $         (.85)
                                                                ============   ============     ============    ============