Form 10-Q
period 2002-09-28
CAVALIER HOMES INC
filed 2002-11-12
CIK 789863

UNITED STATES
                   SECURITIES & EXCHANGE COMMISSION
                       Washington, D.C.  20549

                              FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 28, 2002

                                  OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        ---------------       ---------------

                      Commission File Number 1-9

                       Cavalier Homes, Inc.
                       --------------------
         (Exact name of Registrant as specified in its charter)


           Delaware                                63-0949734
-------------------------------                    ----------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                               Outstanding at November 12, 2002
----------------------------                 --------------------------------
Common Stock, $.10 Par Value                       17,665,644 Shares

>

                   CAVALIER HOMES, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED BALANCE SHEETS
        (Unaudited - dollars in thousands, except per share amounts)


                                                                                              September 28,        December 31,
 ASSETS                                                                                           2002                2001
                                                                                             ----------------    ----------------

CURRENT ASSETS:
      Cash and cash equivalents                                                          $            28,342  $           43,256

      Accounts receivable, less allowance for losses of $226 (2002) and $625 (2001)                   17,806               7,293
      Notes and installment contracts receivable - current                                             7,057               1,708
      Inventories                                                                                     24,258              20,672
      Deferred income taxes                                                                           12,198               8,075
      Income tax receivable                                                                               75                   -
      Other current assets                                                                             1,524               2,011
                                                                                             ----------------    ----------------
             Total current assets                                                                     91,260              83,015
                                                                                             ----------------    ----------------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                                                  55,561              59,692
                                                                                             ----------------    ----------------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $808 (2002) and $829 (2001)                                        3,441               3,232
                                                                                             ----------------    ----------------
 GOODWILL, less accumulated amortization of $6,968 (2001)                                                  -              15,468
                                                                                             ----------------    ----------------
 DEFERRED INCOME TAXES                                                                                 2,858               7,787
                                                                                             ----------------    ----------------
 OTHER ASSETS                                                                                          5,325               4,922
                                                                                             ----------------    ----------------
 TOTAL                                                                                   $           158,445  $          174,116
                                                                                             ================    ================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                                  $             1,304  $            1,294
      Notes payable under retail floor plan agreements                                                 1,958               2,364
      Accounts payable                                                                                12,901               8,059
      Amounts payable under dealer incentive programs                                                 11,323              17,542
      Accrued compensation and related withholdings                                                    5,941               4,260
      Estimated warranties                                                                            12,500              11,700
      Estimated repurchase commitments                                                                 3,350               3,200
      Accrued insurance                                                                                7,647               7,083
      Other accrued expenses                                                                           8,261               9,330
                                                                                             ----------------    ----------------

           Total current liabilities                                                                  65,185              64,832
                                                                                              ----------------    ----------------
 LONG-TERM DEBT                                                                                       22,946              23,999
                                                                                             ----------------    ----------------
 OTHER LONG-TERM LIABILITIES                                                                           3,796               5,093
                                                                                             ----------------    ----------------
 STOCKHOLDERS' EQUITY:
      Common stock, $0.10 par value; authorized 50,000,000 shares,
        issued 18,682,944 (2002) shares and 18,677,651 (2001) shares                                   1,868               1,868
      Additional paid-in capital                                                                      55,926              55,918
      Treasury stock, at cost; 1,017,300 shares (2002 and 2001)                                       (4,101)             (4,101)
      Retained earnings                                                                               12,825              26,507
                                                                                             ----------------    ----------------
          Total stockholders' equity                                                                  66,518              80,192
                                                                                             ----------------    ----------------

 TOTAL                                                                                   $           158,445  $          174,116
                                                                                             ================    ================
             See notes to condensed consolidated financial statements.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
           (Unaudited - dollars in thousands except per share amounts)

                                                           Thirteen Weeks Ended                Thirty-nine Weeks Ended
                                                      September 28,     September 29,       September 28,     September 29,
                                                         2002              2001                2002              2001
                                                     --------------    --------------      --------------    --------------
 REVENUE                                          $         98,693  $        100,945    $        300,249  $        254,460

 COST OF SALES                                              82,898            84,378             256,245           220,826

 SELLING, GENERAL AND ADMINISTRATIVE                        16,892            16,677              46,950            48,374
                                                     --------------    --------------      --------------    --------------

 OPERATING LOSS                                             (1,097)             (110)             (2,946)          (14,740)
                                                     --------------    --------------      --------------    --------------

 OTHER INCOME (EXPENSE):
     Interest expense                                         (363)             (469)             (1,122)           (1,564)
     Other, net                                                287               182                 925               436
                                                     --------------    --------------      --------------    --------------
                                                               (76)             (287)               (197)           (1,128)
                                                     --------------    --------------      --------------    --------------

 LOSS BEFORE INCOME TAX BENEFIT                             (1,173)             (397)             (3,143)          (15,868)

 INCOME TAX BENEFIT                                           (411)                -              (3,623)             (600)
                                                     --------------    --------------      --------------    --------------


 INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                    (762)             (397)                480           (15,268)

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF TAX BENEFIT OF $1,306                       -                 -             (14,162)                -
                                                     --------------    --------------      --------------    --------------

 NET LOSS                                         $           (762) $           (397)   $        (13,682) $        (15,268)
                                                     ==============    ==============      ==============    ==============

 BASIC AND DILUTED INCOME (LOSS) PER SHARE:

 INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                 $          (0.04) $          (0.02)   $           0.03  $          (0.87)

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                           $              -  $              -    $          (0.80) $              -
                                                     --------------    --------------      --------------    --------------

  NET LOSS                                        $          (0.04) $          (0.02)   $          (0.77) $          (0.87)
                                                     ==============    ==============      ==============    ==============

 WEIGHTED AVERAGE SHARES OUTSTANDING                    17,665,644        17,636,780          17,664,643        17,553,350
                                                     ==============    ==============      ==============    ==============

 WEIGHTED AVERAGE SHARES OUTSTANDING,
      ASSUMING DILUTION                                 17,665,644        17,636,780          17,705,762        17,553,350
                                                     ==============    ==============      ==============    ==============
 See notes to condensed consolidated financial statements.



         .



                                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited - in thousands)
                                                                                                 Thirty-nine Weeks Ended

                                                                                          September 28,           September 29,
                                                                                              2002                    2001
                                                                                       --------------------    -------------------

 OPERATING ACTIVITIES:
   Net loss                                                                         $              (13,682) $             (15,268)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Cumulative effect of change in accounting principle, net of tax                             14,162                      -
        Depreciation and amortization                                                                4,828                  6,187
        Change in provision for credit and accounts receivable losses                                 (420)                    29
        Gain on sale of installment contracts                                                       (1,012)                (1,118)
        (Gain) loss on sale of property, plant and equipment                                           199                   (306)
        Other, net                                                                                  (1,703)                   105
        Changes in assets and liabilities:
             Accounts receivable                                                                   (10,114)               (21,447)
             Inventories                                                                            (3,586)                (2,783)
             Income tax receivable                                                                     (75)                15,052
             Accounts payable                                                                        4,842                  5,247
             Other assets and liabilities                                                           (1,176)                 5,224
                                                                                       --------------------    -------------------
        Net cash used in operating activities                                                       (7,737)                (9,078)
                                                                                       --------------------    -------------------
   INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                                          848                    681
   Capital expenditures                                                                             (1,744)                (2,973)
   Proceeds from sale of installment contracts                                                      27,881                 25,026
   Net change in notes and installment contracts                                                   (32,464)               (27,419)
   Other investing activities                                                                         (257)                   137
                                                                                       --------------------    -------------------
        Net cash used in investing activities                                                       (5,736)                (4,548)
                                                                                       --------------------    -------------------
  FINANCING ACTIVITIES:
   Net payments on notes payable                                                                      (406)                  (680)
   Payments on long-term debt                                                                       (1,043)                  (919)
   Proceeds from long-term borrowings                                                                    -                  1,250
   Proceeds from exercise of stock options                                                               8                      1
   Net proceeds from sales of common stock                                                               -                    498
   Purchase of treasury stock                                                                            -                   (608)
                                                                                       --------------------    -------------------

        Net cash used in financing activities                                                       (1,441)                  (458)
                                                                                       --------------------    -------------------
  NET DECREASE IN CASH AND CASH EQUIVALENTS                                                        (14,914)               (14,084)

  CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                    43,256                 35,394
                                                                                       --------------------    -------------------
  CASH AND CASH EQUIVALENTS, END OF PERIOD                                           $              28,342  $              21,310
                                                                                       ====================    ===================

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                                    $                1,101  $               1,472
        Income taxes                                                                                (4,760)               (16,959)

                                    See notes to condensed consolidated financial statements.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
            (Unaudited - dollars in thousands except per share amounts)

1. BASIS OF PRESENTATION
   o The accompanying condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of September 28, 2002, and the results of its operations and its cash flows for the thirty-nine week periods ended September 28, 2002 and September 29, 2001. All such adjustments are of a normal, recurring nature except for the goodwill impairment described in Note 2.

   o The results of operations for the thirteen and thirty-nine weeks ended September 28, 2002 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2001 Annual Report on Form 10-K.

   o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:


                                                                      Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                             ----------------------------------  ----------------------------------
                                                               September 28,    September 29,     September 28,     September 29,
                                                                   2002             2001              2002              2001
                                                             ----------------- ----------------  ---------------- -----------------

   Weighted average common shares
       outstanding (basic)                                         17,665,644       17,636,780        17,664,643        17,553,350

   Dilutive effect if stock options and warrants were exercised             -                -            41,119                 -
                                                             ----------------- ----------------  ---------------- -----------------

  Weighted average common shares
       outstanding,assuming dilution (diluted)                     17,665,644       17,636,780        17,705,762        17,553,350
                                                             ================= ================  ================ =================

     Options and warrants that could potentially dilute basic net income per share in the future were not included in the computation of diluted net income per share because to do so would have been antidilutive. All options and warrants for 2001 are excluded due to their antidilutive effect as a result of the Company's net loss. The maximum antidilutive options and warrants for the thirty-nine weeks ended September 28, 2002 and September 29, 2001, were 2,908,489 and 2,693,093, respectively.

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

     The Company and the manufactured housing industry have been impacted by inventory oversupply at the retail level, an increase in dealer failures, a reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. All of these factors have caused the Company to suffer significant losses since the last half of 1999. The fair value of the home manufacturing unit was determined by a third party valuation specialist, using projections provided by Company management as well as industry and other market data. The fair value of the home manufacturing unit was lower than the carrying value, which required allocation of the fair value to the assets and liabilities of the unit. In this allocation process, various independent parties were used to appraise certain of the Company's manufacturing fixed assets. Additionally, Company management estimated fair value of other assets and liabilities based on assumptions believed to be appropriate to the valuation process. As a result of this fair value allocation process, the Company's goodwill was considered impaired and an adjustment was made during the first quarter of 2002.

     The following represents pro forma information as if goodwill had not been amortized or impaired under this new statement.


                                                               For the Thirteen Weeks Ended         For the Thirty-nine Weeks Ended
                                                             ---------------------------------     --------------------------------
                                                             September 28,      September 29,      September 28,     September 29,
                                                                 2002               2001               2002              2001
                                                             --------------     --------------     --------------    --------------

Pro Forma Information:

Net loss as reported                                       $          (762)   $          (397)  $        (13,682)  $       (15,268)
Amortization of goodwill                                                 -                245                  -               734
                                                             --------------     --------------     --------------    --------------
Adjusted net loss                                                     (762)              (152)           (13,682)          (14,534)
Cumulative effect of change in accounting principle, net of tax          -                  -             14,162                 -
                                                             --------------     --------------     --------------    --------------
Pro forma net income (loss)                                $          (762)   $          (152)  $            480   $       (14,534)
                                                             ==============     ==============     ==============    ==============


Basic and diluted income (loss) per share:
Net loss as reported                                       $         (0.04)   $         (0.02)  $          (0.77)  $         (0.87)
Amortization of goodwill                                                 -               0.01                  -              0.04
                                                             --------------     --------------     --------------    --------------
Adjusted net loss                                                    (0.04)             (0.01)             (0.77)            (0.83)
Cumulative effect of change in accounting principle                      -                  -               0.80                 -
                                                             --------------     --------------     --------------    --------------
Pro forma net income (loss)                                $         (0.04)   $         (0.01)  $           0.03   $         (0.83)
                                                             ==============     ==============     ==============    ==============


     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 effective January 1, 2002. The adoption of SFAS No. 144 did not have an impact on the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for any exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value.

3. INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at September 28, 2002 and December 31, 2001 were as follows:
                                 September 28,             December 31,
                                      2002                      2001
                                  ---------------            --------------

                Raw materials           $ 14,067                  $ 13,917
                Work-in-process            1,788                     2,086
                Finished goods             8,403                     4,669
                                  ---------------            --------------
                Total inventory         $ 24,258                  $ 20,672
                                  ===============            ==============


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

     During the fourth quarter of 2001, the Company recorded impairment and other related charges of $1,003 ($1,003 after tax or $0.06 per diluted share) in connection with the closing of a home manufacturing facility to be disposed of. The charge includes writedowns of $332 for property, plant and equipment, $84 for lease obligations and $587 for involuntary termination benefits for 93 employees. Termination benefits paid and charged against the liability through September 28, 2002 were $564 for 93 terminated employees.

5. INCOME TAX BENEFIT
     The Company recorded an income tax benefit of $3,623 in the first nine months of 2002, reflecting the benefit of both the current year's net loss and the new Jobs Creation and Workers' Assistance Act that was passed in

     March 2002. Under this law, companies are able to carry back net operating losses five years instead of two years as provided under the previous rules. In the first nine months of 2001, the Company recorded an income tax benefit of $600 relating to future income tax refunds and certain carryforward items, but did not record any additional benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of Statement of Financial Accounting Standards No.109 Accounting for Income Taxes.

6. CONTINGENCIES
   o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement and the risk of loss is further reduced by the resale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $148,000 at September 28, 2002. The Company has a reserve for estimated repurchase commitments of $3,350 and $3,200 at September 28, 2002 and December 31, 2001, respectively, based on prior experience and market conditions.

   o The Company's workers' compensation (prior to February 1, 1999 and after April 1, 2001), product liability and general liability (prior to April 1,
     2001) insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expenses based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At September 28, 2002, the Company was contingently liable for future retrospective premium adjustments up to a maximum of approximately $19,675 in the event that additional losses are reported related to prior periods. The Company's worker's compensation insurance coverage from February 1999 through March 2001 was provided under a fully insured, large deductible policy, and during 2001, the Company's product liability and general liability insurance coverages were converted to fully insured, large deductible policies.

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

   o The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt. At September 28, 2002, $4,631 of debt was outstanding, of which the Company had guaranteed $1,501.

7. SEGMENT INFORMATION
     The Company's reportable segments are organized around products and services. Through its Home manufacturing segment, the Company's 9 divisions, which are aggregated for reporting purposes, design and manufacture homes which are sold in the United States to a network of dealers which includes Company owned retail locations. Through its Financial services segment, the Company offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's retail segment is comprised of Company owned retail lots that derive their revenues from home sales to individuals. Included in the "other" category are primarily supply companies who principally sell their products to the manufacturing segment of the Company. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expenses) or income taxes (benefit).

* See Safe Harbor Statement on page 17.


                                                 Thirteen Weeks Ended                         Thirty-nine Weeks Ended
                                       ------------------------------------------    ------------------------------------------

                                       September 28, 2002     September 29, 2001     September 28, 2002     September 29, 2001
                                       --------------------   -------------------    --------------------   -------------------

Gross revenue:
  Home manufacturing                              $ 96,373              $ 98,633               $ 294,353             $ 246,080
  Financial services                                   755                   724                   1,902                 2,204
  Retail                                             2,335                 1,790                   5,954                 5,183
  Other                                             11,670                 8,099                  32,510                19,683
                                       --------------------   -------------------    --------------------   -------------------

      Gross revenue                              $ 111,133             $ 109,246               $ 334,719             $ 273,150
                                       ====================   ===================    ====================   ===================

Intersegment revenue:
  Home manufacturing                               $ 1,265               $ 1,515                 $ 4,134               $ 3,067
  Financial services                                     -                     -                       -                     -
  Retail                                                 -                     -                       -                     -
  Other                                             11,175                 6,786                  30,336                15,623
                                       --------------------   -------------------    --------------------   -------------------

      Intersegment revenue                        $ 12,440               $ 8,301                $ 34,470              $ 18,690
                                       ====================   ===================    ====================   ===================

Revenue from external customers:
  Home manufacturing                              $ 95,108              $ 97,118               $ 290,219             $ 243,013
  Financial services                                   755                   724                   1,902                 2,204
  Retail                                             2,335                 1,790                   5,954                 5,183
  Other                                                495                 1,313                   2,174                 4,060
                                       --------------------   -------------------    --------------------   -------------------

      Total revenue                               $ 98,693             $ 100,945               $ 300,249             $ 254,460
                                       ====================   ===================    ====================   ===================

Operating profit (loss):
  Home manufacturing                              $ (1,038)                $ 626                $ (1,565)            $ (10,571)
  Financial services                                    24                    16                    (115)                   33
  Retail                                               (59)                   (9)                   (140)                   65
  Other                                              1,551                 1,087                   3,403                 1,535
  Elimination                                           55                  (110)                    (35)                  (57)
                                       --------------------   -------------------    --------------------   -------------------
  Segment operating profit (loss)                      533                 1,610                   1,548                (8,995)

  General corporate                                 (1,630)               (1,720)                 (4,494)               (5,745)
                                       --------------------   -------------------    --------------------   -------------------

      Operating loss                              $ (1,097)               $ (110)               $ (2,946)            $ (14,740)
                                       ====================   ===================    ====================   ===================

                                                                                     September 28, 2002     December 31, 2001
                                                                                     --------------------   -------------------
Identifiable assets:
  Home manufacturing                                                                            $ 99,705             $ 109,429
  Financial services                                                                              12,792                12,387
  Retail                                                                                           5,951                 5,566
  Other                                                                                           16,208                11,709
                                                                                     --------------------   -------------------

  Segment assets                                                                                 134,656               139,091
  General corporate                                                                               23,789                35,025
                                                                                     --------------------   -------------------

      Total assets                                                                             $ 158,445             $ 174,116
                                                                                     ====================   ===================

8. SUBSEQUENT EVENT
     The Company recently announced its decision to close its manufacturing plant in Conway, Arkansas during the fourth quarter of 2002. The Conway plant has two production lines, and primarily produces multi-section units. The Company expects to maintain the sales base previously provided by the Conway facility by consolidating production within other Company plants. The Company will record a charge of between $700,000 and $800,000 in the fourth quarter of 2002 related to severance and benefits for the approximately 250 employees at the Conway plant.

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (See pages 2 through 8)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry and Company Outlook
Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Inventory oversupply at the retail level continues to have a significant impact on wholesale shipments as it did during much of 1999 and all of 2000 and 2001. The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were down 7.3% through September 2002 as compared to the same period of 2001 following significant declines in 2000 and 2001. The industry also has been impacted by an increase in dealer failures, a reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed many locations. A major industry lender recently announced plans to discontinue wholesale (dealer) financing of manufactured homes, which may have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with that lender.* This announcement follows another major lender's recent withdrawal from wholesale financing which did not have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with that lender. The Company believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, further tightening of credit standards and a further reduction in the availability of wholesale and retail financing. * The current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans. In addition, a major industry lender recently announced plans to discontinue chattel (home only) financing of manufactured homes sold at retail. While land/ home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is greater. Additionally, effective January 1, 2002, the State of Texas, which historically has been the largest state for consumer purchases of manufactured housing, enacted a law that, among other things, classifies and taxes manufactured homes as real property, and not personal property, under certain conditions as set forth in the Texas law. The classification as real property could change the rates and methods of taxation assessed against such homes in Texas. The law also may affect the form and structure of permanent financing extended to Texas manufactured home consumers because such financing historically has treated manufactured homes as personalty rather than as real estate.

The Company recently announced its decision to close its manufacturing plant in Conway, Arkansas during the fourth quarter of 2002. The Conway plant has two production lines, and primarily produces multi-section units. The Company expects to maintain the sales base previously provided by the Conway facility by consolidating production within other Company plants. Since the fall of 1999, Cavalier has reduced the number of operating home manufacturing plants from 24 to 12, reflecting an approximate 40% reduction in manufacturing capacity. Despite this consolidation of its manufacturing facilities, the Company does not believe it has reduced the breadth of its product offering. * On the retail side, the Company has closed or disposed of 11 of its 16 retail sales centers. In terms of operating costs, Cavalier has made cost reductions in virtually all areas of the Company, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 42% since December 31, 1998. The Company's workforce consisted of approximately 3,300 employees at September 28, 2002. The Company is continuing to evaluate capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idlings and closings and methods designed to address the Company's financial performance in light of developing market and business conditions.* The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

After substantial losses since the third quarter of 1999, the Company's results during the latter part of 2001 and during 2002 (before cumulative effect of a change in accounting principle discussed below) showed significant improvement. As industry conditions remained challenging, the Company's floor shipments decreased 7.7% during the thirteen weeks ended September 28, 2002 as compared to the same period in 2001, but remained improved on a year-to-date basis at a 14% increase over 2001. During the industry downturn, the Company's market share improved from a low of 4.6% for 2000 to 7.2% through September 2002. The Company is uncertain at this time as to the extent and duration of the general economic conditions and continuing adverse industry conditions will have on the Company's future revenue and earnings.* While the Company currently expects losses from operations for the fourth quarter of 2002 and the first quarter of 2003, changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures could affect the results of operations of the Company.*

Results of Operations (dollars in thousands)
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:
* See Safe Harbor Statement on page 17.


STATEMENT OF OPERATIONS  DATA                     For the Thirteen Weeks Ended
                                         --------------------------------------------------------------------------------------
                                           September 28, 2002             September 29, 2001             Difference
                                         ---------------------          ---------------------           -----------

Revenue:
   Home manufacturing net sales        $           95,108             $           97,118              $     (2,010)
   Financial services                                 755                            724                        31
   Retail                                           2,335                          1,790                       545
   Other                                              495                          1,313                      (818)
                                         -----------------              -----------------               -----------
Total revenue                          $           98,693      100.0% $          100,945      100.0%  $     (2,252)      -2.2%
Cost of sales                                      82,898       84.0%             84,378       83.6%        (1,480)      -1.8%
                                         -----------------    --------  -----------------    --------   -----------   ---------
Gross profit                           $           15,795       16.0% $           16,567       16.4%  $       (772)      -4.7%
                                         =================    ========  =================    ========   ===========   =========
Selling, general and administrative    $           16,892       17.1% $           16,677       16.5%  $        215        1.3%

                                         -----------------    --------  -----------------    --------   -----------   ---------
Operating loss                         $           (1,097)      -1.1% $             (110)      -0.1%  $        987      897.3%
                                         -----------------    --------  -----------------    --------   -----------   ---------
 Other income (expense):
   Interest expense                    $             (363)      -0.4% $             (469)      -0.5%  $       (106)     -22.6%
   Other, net                                         287        0.3%                182        0.2%           105       57.7%
                                         -----------------              -----------------               -----------   ---------
                                       $              (76)            $             (287)                     (211)      73.5%
                                         =================              =================               ===========   =========
Loss before income tax benefit         $           (1,173)      -1.2% $             (397)      -0.4%  $        776      195.5%

Income tax benefit                     $             (411)      -0.4% $                -        0.0%  $        411        0.0%
                                         -----------------              -----------------               -----------   ---------

Net loss                               $             (762)      -0.8% $             (397)      -0.4%  $        365       91.9%
                                         =================    ========  =================    ========   ===========   =========


STATEMENT OF OPERATIONS  DATA            For the Thirty-nine Weeks Ended
                                         --------------------------------------------------------------------------------------
                                          September 28, 2002             September 29, 2001             Difference
                                         ---------------------          ---------------------           -----------
 Revenue:
   Home manufacturing net sales        $          290,219             $          243,013              $     47,206
   Financial services                               1,902                          2,204                      (302)
   Retail                                           5,954                          5,183                       771
   Other                                            2,174                          4,060                    (1,886)
                                         -----------------              -----------------               -----------
Total revenue                          $          300,249      100.0% $          254,460      100.0%  $     45,789       18.0%
Cost of sales                                     256,245       85.3%            220,826       86.8%        35,419       16.0%
                                         -----------------    --------  -----------------    --------   -----------   ---------
 Gross profit                           $           44,004       14.7% $           33,634       13.2%  $     10,370       30.8%
                                         =================    ========  =================    ========   ===========   =========
 Selling, general and administrative    $           46,950       15.6% $           48,374       19.0%  $     (1,424)      -2.9%
                                                        -                              -
                                         -----------------    --------  -----------------    --------   -----------   ---------
Operating loss                         $           (2,946)      -1.0% $          (14,740)      -5.8%  $    (11,794)     -80.0%
                                         -----------------    --------  -----------------    --------   -----------   ---------
 Other income (expense):
   Interest expense                    $           (1,122)      -0.4% $           (1,564)      -0.6%  $       (442)     -28.2%
   Other, net                                         925        0.3%                436        0.2%           489      112.2%
                                         -----------------              -----------------               -----------   ---------
                                       $             (197)            $           (1,128)                     (931)      82.5%
                                         =================              =================               ===========   =========
Loss before income tax benefit         $           (3,143)      -1.0% $          (15,868)      -6.2%  $    (12,725)     -80.2%
                                                        -                              -
Income tax benefit                     $           (3,623)      -1.2% $             (600)      -0.2%  $      3,023      503.8%
                                         -----------------              -----------------               -----------   ---------
 Income (loss) before cumulative effect of
  change in accounting principle       $              480        0.2% $          (15,268)      -6.0%  $    (15,748)    -103.1%

Cumulative effect of change in accounting
  principle, net of tax                           (14,162)      -4.7%                  -        0.0%        14,162      100.0%
                                         -----------------              -----------------               -----------
Net loss                               $          (13,682)      -4.6% $          (15,268)      -6.0%  $     (1,586)     -10.4%
                                         =================    ========  =================    ========   ===========   =========

OPERATING DATA                                      For the Thirteen Weeks Ended
                                              -----------------------------------------
                                              September 28, 2002     September 29, 2001
                                              --------------------   ------------------

Home manufacturing sales:
Floor shipments                                  5,388                 5,837
Home shipments:
  Single section                                   482      16.4%      1,323     37.0%
  Multi-section                                  2,453      83.6%      2,257     63.0%
                                              ---------   --------   --------  --------

Total shipments                                  2,935     100.0%      3,580    100.0%

Shipments to company-owned retail locations        (38)      1.3%        (55)     1.5%
                                              ---------   --------   --------  --------

Wholesale shipments to independent dealers       2,897      98.7%      3,525     98.5%
                                              =========   ========   ========  ========

Retail sales:
  Single section                                    19      28.4%         27     47.4%
  Multi-section                                     48      71.6%         30     52.6%
                                              ---------   --------   --------  --------

Total sales                                         67     100.0%         57    100.0%
                                              =========   ========   ========  ========

Cavalier-produced homes sold                        58      86.6%         48     84.2%
                                              =========   ========   ========  ========

Used homes sold                                      9      13.4%          9     15.8%
                                              =========   ========   ========  ========

Other Operating Data:
Installment loan purchases                  $   11,957             $   9,509
Capital expenditures                        $      432             $     378
Home manufacturing facilities - operating           12                    15
Independent exclusive dealer locations             255                   221
Company-owned retail locations                       5                     5



OPERATING DATA                                     For the Thirty-nine Weeks Ended
                                              -------------------------------------------
                                              September 28, 2002     September 29, 2001
                                              --------------------   --------------------

Home manufacturing sales:
Floor shipments                                 17,059                 14,963
Home shipments:
  Single section                                 1,842      19.5%       3,045      33.8%
  Multi-section                                  7,609      80.5%       5,960      66.2%
                                              ---------   --------   ---------  ---------

Total shipments                                  9,451     100.0%       9,005     100.0%

Shipments to company-owned retail locations       (132)      1.4%        (113)      1.3%
                                              ---------   --------   ---------  ---------

Wholesale shipments to independent dealers       9,319      98.6%       8,892      98.7%
                                              =========   ========   =========  =========

Retail sales:
  Single section                                    53      32.3%          57      38.0%
  Multi-section                                    111      67.7%          93      62.0%
                                              ---------   --------   ---------  ---------

Total sales                                        164     100.0%         150     100.0%
                                              =========   ========   =========  =========

Cavalier-produced homes sold                       142      86.6%         127      84.7%
                                              =========   ========   =========  =========

Used homes sold                                     22      13.4%          22      14.7%
                                              =========   ========   =========  =========

Other Operating Data:
Installment loan purchases                  $   33,836             $   28,099
Capital expenditures                        $    1,744             $    2,973
Home manufacturing facilities - operating           12                     15
Independent exclusive dealer locations             255                    221
Company-owned retail locations                       5                      5


Thirteen weeks ended September 28, 2002 and September 29, 2001
Revenue
Revenue for the third quarter of 2002 totaled $98,693, a decrease of 2.2% from 2001's third quarter revenue of $100,945.

Home manufacturing net sales accounted for virtually the entire decrease against the comparable 2001 period, decreasing 2.1% to $95,108, net of intercompany eliminations of $1,265. Home manufacturing net sales for the third quarter of 2001 were $97,118, net of intercompany eliminations of $1,515. Home shipments decreased 18.0% against the comparable 2001 period, with floor shipments decreasing by 7.7%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 63.0% of shipments in the third quarter of 2001 to 83.6% of shipments in 2002 in response to increasing consumer demand for multi-section homes, as compared to single section homes, caused in part by favorable changes in financing rates and terms available for multi-section homes, especially for land/home financing. Actual shipments of homes for the third quarter were 2,935 versus 3,580 in 2001. Shipments to exclusive dealers were approximately 56% for the third quarter of 2002, compared to 52% for the same period in 2001.

Cavalier attributes the decrease in sales and shipments primarily to continuing challenging industry conditions.* Approximately 84% of Cavalier's shipments were to its core market of 11 states, where the Company's floor shipments decreased 9.2% versus the third quarter of 2001, which compares to a 21.4% decrease in industry shipments to the same states during the third quarter of 2002 according to the MHI.

The Company's inventory at all retail locations, including five company-owned retail sales centers, decreased 2% to approximately $161,000 at September 28, 2002 from $164,000 at September 29, 2001, despite the significant increase in sales during the year-to-date. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment increased to $755 for the third quarter of 2002 compared to $724 in 2001. During the third quarter of 2002, CIS Financial Services, Inc. ("CIS"), the Company's wholly owned finance subsidiary, purchased contracts of $11,957 and resold installment contracts totaling $9,307. In the third quarter of 2001, CIS purchased contracts of $9,509 and resold installment contracts totaling $9,531. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $2,335 for 2002 compared to $1,790 for 2001, an increase of 30.4%. The increase is primarily due to higher multi-section homes sold as compared to single section homes.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses. Revenues from external customers declined for the third quarter of 2002 to $495 compared to $1,313 for the third quarter of 2001. The decrease is primarily due to the scaled back operations of a supply company which was sold during the third quarter of 2002.

* See Safe Harbor Statement on page 17.

Gross Profit
Gross profit was $15,795, or 16.0% of total revenue, for the third quarter of 2002, versus $16,567, or 16.4%, in 2001.

Selling, General and Administrative
Selling, general and administrative expenses during the third quarter of 2002 were $16,892, or 17.1% of total revenue, versus $16,677 or 16.5% in 2001, a slight increase of $215 or 1.3%. The overall expense includes a $501 increase in employee benefits cost (primarily health insurance) and a $410 increase in service warranty costs, offset primarily by a $481 reduction in advertising and promotion costs, including costs to support the exclusive dealer program, and a $245 decrease in goodwill amortization expense (see Cumulative Effect of Change in Accounting Principle discussed below).

Operating Income (Loss)
Operating loss for the quarter was $1,097 compared to an operating loss of $110 in the third quarter of 2001. Segment operating results were as follows: (1) Home manufacturing operating loss compared to profit in 2001 was primarily due to reduced sales, slightly lower gross margin and higher selling, general and administrative expenses as discussed above. (2) Financial services operating income remained relatively flat. (3) The retail segment's operating loss increased compared to the same quarter of 2001 due to lower gross margin and increased selling, general and administrative expenses. (4) The other segment operating profit increased primarily due to the addition, in mid 2001, of a supply company that has been profitable and the improved profitability of another supply company. (5) General corporate operating expense, which is not identifiable to a specific segment, remained relatively consistent.

Other Income (Expense)
Interest expense decreased $106 due primarily to a reduction in interest rate paid on the $15,000 outstanding under the Company's line of credit. Other, net increased $105 primarily due to increased income recognized from equity method investees, partially offset by lower interest income rates earned during the third quarter of 2002.

Loss before Income Tax Benefit
Loss before taxes for the third quarter was $1,173, compared to the pre-tax loss of $397 in the third quarter of 2001. The loss in the third quarter of 2001 included $245 in goodwill amortization; no goodwill amortization has been recorded in fiscal 2002 pursuant to Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

Income Tax Benefit
The Company recorded an income tax benefit in the third quarter of 2002 of $411, reflecting the benefit of the current quarter's net loss due to the Jobs Creation and Workers' Assistance Act that was passed in March 2002, with no expense or benefit being recorded in the comparable period of 2001 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carry-forward items under the provisions of Statement of Financial Accounting Standards No.109 Accounting for Income Taxes.

Net Loss
The net loss for the third quarter of 2002 was $762 or $0.04 per diluted share compared with a net loss in the prior-year period of $397 or $0.02 per diluted share. The major components of this income and loss are discussed above under Revenue, Gross Profit, and Selling, General and Administrative Expenses.

Thirty-nine weeks ended September 28, 2002 and September 29, 2001
Revenue
Revenue for the first nine months of 2002 totaled $300,249, an increase of 18.0% from 2001's thirty-nine weeks revenue of $254,460.

Home manufacturing net sales accounted for virtually the entire increase against the comparable 2001 period, increasing 19.4% to $290,219, net of intercompany eliminations of $4,134. Home manufacturing net sales for the first nine months of 2001 were $243,013, net of intercompany eliminations of $3,067. Home shipments increased 5.0% against the comparable 2001 period, with floor shipments increasing by 14.0%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 66.2% of shipments in the first nine months of 2001 to 80.5% of shipments in 2002 in response to increasing consumer demand for multi-section homes as compared to single section homes. Actual shipments of homes for the thirty-nine weeks were 9,451 versus 9,005 in 2001. Shipments to exclusive dealers for the first nine months of 2002 were approximately 57% compared to 50% for the same period in 2001.

Cavalier attributes the increase in sales and shipments primarily to its aggressive distribution and marketing strategies and its value-based product offerings.* Approximately 84% of Cavalier's shipments were to its core market of 11 states, where the Company's floor shipments increased 10.8% compared to the first nine months of 2001.
* See Safe Harbor Statement on page 17.

Revenue from the financial services segment declined to $1,902 for the first nine months of 2002 compared to $2,204 in 2001. The revenue decline primarily was due to a reduction in the rate earned on resold loans due to competitive industry conditions and due to reduced interest income on loans held in its portfolio as a result of loans sold from the portfolio in the fourth quarter of 2001. During the first nine months of 2002, CIS purchased contracts of $33,836 and resold installment contracts totaling $26,869. In the first nine months of 2001, CIS purchased contracts of $28,099 and resold installment contracts totaling $23,908. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $5,954 for the first nine months of 2002 compared to $5,183 for 2001, an increase of 14.9% due to higher multi-section homes sold as compared to single section homes.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses. Revenues from external customers declined for the first nine months of 2002 to $2,174 compared to $4,060 for the comparable period of 2001. The decrease is primarily due to the closure of a supply company in March 2001 and the scaled back operations of another supply company which was sold during the third quarter of 2002.

Gross Profit
Gross profit was $44,004, or 14.7% of total revenue, for the first nine months of 2002, versus $33,634, or 13.2%, in 2001. Of the $10,370 increase, approximately $6,000 was due to the volume increase and $4,400 to improved margin due to cost reductions as a result of continued efficiencies gained from higher production levels and restructured product and work processes.

Selling, General and Administrative
Selling, general and administrative expenses during the first nine months of 2002 were $46,950, or 15.6% of total revenue, versus $48,374 or 19.0% in 2001, a decrease of $1,424, or 2.9%. The overall decrease includes a $1,482 reduction in advertising and promotion costs, including costs to support the exclusive dealer program, a benefit of $1,163 from the settlement of a 1998 insurance claim related to the Company's employee benefits plan, and a $734 decrease in goodwill amortization expense (see Cumulative Effect of Change in Accounting Principle discussed below), offset by a $710 increase in salaries, wages and incentive compensation, and a $1,154 increase in employee benefits cost (primarily health insurance).

Operating Loss
Operating loss for the first nine months of 2002 was $2,946 compared to $14,740 in the comparable period of 2001. Segment operating results were as follows: (1) Home manufacturing operating loss decreased primarily due to increased sales, improved gross margin and lower selling, general and administrative expenses as discussed above. (2) Financial services operating loss compared to a profit in 2001due to the decline in revenue as described above. (3) The retail segment's operating loss, compared to operating profit in the same period of 2001 is due to lower gross margin and increased selling, general and administrative expenses. (4) The other segment operating income increased primarily due to the addition, in mid 2001, of a supply company that has been profitable and the improved profitability of another supply company. (5) General corporate operating expense, which is not identifiable to a specific segment, improved over the comparable 2001 period primarily due to reduced legal and professional fees and the insurance settlement proceeds of $1,163.

Other Income (Expense)
Interest expense decreased $442 due primarily to a reduction in interest rate paid on the $15,000 outstanding under the Company's line of credit. Other, net increased $489 primarily due to increased income recognized from equity method investees, partially offset by lower interest income rates earned during the first nine months of 2002.

Loss before Income Tax Benefit
Loss before income tax benefit for the first nine months of 2002 was $3,143, down 80.2% from the pre-tax loss of $15,868 in the year-earlier period. As noted earlier, the loss for the first nine months of 2002 was reduced by a $1,163 benefit from the settlement of an insurance claim in the second quarter. Also, the loss in the first nine months of 2001 included $734 in goodwill amortization; no goodwill amortization has been recorded in fiscal 2002. Excluding these items, the loss before income tax benefit for the first nine months of 2002 was $4,306, down from the comparable pre-tax loss of $15,134 reported in the year-earlier period.

Income Tax Benefit
An income tax benefit of $3,623 was recorded in the first nine months of 2002, reflecting the taxes and benefit of both the current quarter's net loss and the new Jobs Creation and Workers' Assistance Act that was passed in March 2002. Under this law, companies are able to carry back net operating losses five years instead of two years as provided under the previous rules. In the first quarter of 2001, the Company recorded an income tax benefit of $600 relating to future income tax refunds and certain carry-forward items, but did not record any additional benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carry-forward items under the provisions of Statement of Financial Accounting Standards No.109 Accounting for Income Taxes.

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

Net loss
The net loss for the first nine months of 2002 was $13,682 or $0.77 per diluted share compared with a net loss in the prior-year period of $15,268 or $0.87 per diluted share. The major components of these losses are discussed above under Revenue, Gross Profit, Selling, General and Administrative Expenses, Income Tax Benefit and Cumulative Effect of Change In Accounting Principle.

Liquidity and Capital Resources (dollars in thousands)

BALANCE SHEET DATA                           Balances as of
                                ------------------------------------------
                                September 28, 2002         December 31, 2001
                                --------------------       ---------------

Cash and cash equivalents        $           28,342         $      43,256
Working capital                  $           26,075         $      18,183
Current ratio                              1.4 to 1              1.3 to 1
Accounts receivable              $           17,806         $       7,293
Long-term debt                   $           22,946         $      23,999
Ratio of long-term debt to equity            1 to 3                1 to 3
Installment loan portfolio       $           11,175         $       4,991


Operating activities during the first nine months of 2002 used net cash of $7,737. Effective March 9, 2002, the Jobs Creation and Workers' Assistance Act was passed which enabled companies to carry back net operating losses five years instead of two years as under the previous rules. In April 2002, the Company received approximately $4,600 in tax refunds as a result of this change.

The increase in accounts receivable and reduction in cash and cash equivalents from December 31, 2001 to September 28, 2002 is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables, resulting in higher year end cash balances. The allowance for losses on accounts receivable declined from $625 at December 31, 2001, to $226 at September 28, 2002 primarily due to the sale of a supply company in the third quarter of 2002.

The Company's capital expenditures were $1,744 for the thirty-nine weeks ended September 28, 2002, as compared to $2,973 for the comparable period of 2001. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the exercise of a purchase option for a previously leased facility for $1,250 in 2001. The proceeds for this purchase came from an industrial development revenue bond issue.

In May 2002, the Company paid $1,250 to purchase additional partnership interest in an equity investee. This partnership is now wholly-owned by the Company and continues to be included in the consolidated financial statements.

The decrease in long-term debt was due to scheduled principal payments.

The Company did not purchase any shares of treasury stock during the first nine months of 2002. The Company has authorization to acquire up to 831,200 additional shares under the current program.

The increase in the installment loan portfolio of $6,184 is due primarily to a timing difference in the sale of loans, some of which were sold subsequent to September 28, 2002.

On October 25, 2002, the Company amended its revolving and term-loan agreement (the "Credit Facility") with its primary lender to extend the maturity date under the revolving line of credit available under the Credit Facility to April 2005. Previous terms and conditions under the Credit Facility remain unchanged. The Credit Facility currently consists of a $35,000 revolving and term-loan agreement and contains a revolving line of credit that provides for borrowings (including letters of credit) up to a maximum of $35,000. At certain levels of tangible net worth, defined as the total of the Company's tangible net worth and treasury stock purchases, the amount available under the Credit Facility and applicable interest rate changes are noted in the following table.

  Tangible net worth         Credit Facility           Applicable interest rate
                                                   ---------------------------------
       ("TNW")                  Available           Bank's Prime          LIBOR
-----------------------      ----------------      ----------------    -------------

Above $85,000                 $35,000              less 0.50%          plus 2.00%
$85,000 - $77,000             35% of TNW           less 0.50%          plus 2.00%
$77,000 - $65,000             35% of TNW           prime               plus 2.50%
$65,000 - $58,000             30% of TNW           plus 0.25%          plus 2.75%

However, in no event may the aggregate outstanding borrowings under the revolving line of credit and term-loan agreement exceed $35,000 (or such lesser amount as may be available). At September 28, 2002, $15,000 was outstanding under the revolving line of credit, against a total borrowing capacity of $19,735 based on the Company's tangible net worth. At December 31, 2001, $15,000 was outstanding under the revolving line of credit, against a total borrowing capacity of $20,087 based on the Company's tangible net worth. The Credit Facility provides the option for amounts drawn down for CIS's benefit to be converted to a term loan with respect to borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $35,000 (or such lesser amount as may be available). Interest under the term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus 0.75%.

The Credit Facility, as amended, contains certain restrictive covenants which limit, among other things, the Company's ability without the lender's consent to
(i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000,
(iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $18,000, excluding floor plan notes payable which cannot exceed $6,000, and (iv) make annual capital expenditures in excess of $10,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $15,000), debt to tangible net worth ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.75 to 1) commencing with the year ending December 31, 2002 and thereafter, and to maintain a current ratio of at least 1.17 to 1 and the sum of consolidated tangible net worth plus treasury stock purchases, in 2000 and 2001, of at least $58,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. Cavalier was not in violation of any financial covenants of the Credit Facility at September 28, 2002.

Since its inception, CIS has been restricted in the amounts of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. * CIS is currently re-selling loans to other lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases.* There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements.*

The Company currently believes existing cash and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund the Company's operations and plans for the next twelve months.* However, there can be no assurances to this effect. If it is not, or if the Company is unable to remain in compliance with its covenants under its Credit Facility, the Company would seek to maintain or enhance its liquidity position and capital resources through further modifications to or waivers under the Credit Facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond the control of the Company.

Projected cash to be provided by operations in the coming year is largely dependent on sales volume. The Company's manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. A major industry lender recently announced plans to discontinue wholesale (dealer) financing of manufactured homes, which may have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan
* See Safe Harbor Statement on page 17.

financing was with that lender. * This announcement follows another major industry lender's recent withdrawal from wholesale financing of manufactured homes which did not have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with that lender. Additionally, a major industry lender recently announced plans to discontinue chattel (home only) financing of manufactured homes sold at retail. Reduced availability of such financing is currently having an adverse effect on the manufactured housing industry.* In addition, many states classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition. Additionally, effective January 1, 2002, the State of Texas enacted a law that, among other things, classifies and taxes manufactured homes as real property, and not personal property, under certain conditions as set forth in the Texas law. The classification as real property could change the rates and methods of taxation assessed against such homes in Texas. The law also may affect the form and structure of permanent financing extended to Texas manufactured home consumers because such financing historically has treated manufactured homes as personalty rather than as real estate.

The Company recently announced its decision to close its manufacturing plant in Conway, Arkansas during the fourth quarter of 2002. The Conway plant has two production lines, and primarily produces multi-section units. The Company expects to maintain the sales base previously provided by the Conway facility by consolidating production within other Company plants. The Company will record a charge of between $700,000 and $800,000 in the fourth quarter of 2002 related to severance and benefits for the approximately 250 employees at the Conway plant.

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

The Company and the manufactured housing industry have been impacted by inventory oversupply at the retail level, an increase in dealer failures, a reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. All of these factors have caused the Company to suffer significant losses since the last half of 1999, for 2000 and the first nine months of 2001. The fair value of the home manufacturing unit was determined by a third party valuation specialist, using projections provided by Company management as well as industry and other market data. The fair value of the home manufacturing unit was lower than the carrying value which required allocation of the fair value to the assets and liabilities of the unit. In this allocation process, various independent parties were used to appraise certain of the Company's manufacturing fixed assets. Additionally, Company management estimated fair value of other assets and liabilities based on assumptions believed to be appropriate to the valuation process. As a result of this fair value allocation process, the Company's goodwill was considered impaired and an adjustment was made during the first quarter of 2002.

Also note that, in our Annual Report on Form 10-K for the period ending December 31, 2001, under the heading "Critical Accounting Policies", we have provided a list of accounting policies that we believe are most important to the portrayal of our financial condition and results of operations that require our most difficult, complex or subjective judgements as a result of the need to make estimates about the effect of matters that are inherently uncertain.*

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest rate risk inherent in its financial instruments, but is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $2,315 at September 28, 2002 and the related deferred compensation liability was $3,174. Due to the long-term nature of the benefit liabilities that these assets fund, the Company currently considers its exposure to market risk to be low.* The Company does not believe that a decline in market value of these investments would result in a material near term funding of the trust or exposure to the benefit liabilities funded.*

* See Safe Harbor Statement on page 17.

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consisted of fixed rate contracts with interest rates generally ranging from 7.5% to 14.5% and an average original term of 252 months at September 28, 2002. At September 28, 2002, the estimated fair value of installment contracts was $12,020. The Company estimated the fair value of its installment contracts receivable using discounted cash flows and interest rates offered by CIS on similar contracts at that time.

The Company has notes payable under retail floor plan agreements, two industrial development revenue bond issues and a revolving line of credit that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. At September 28, 2002, the estimated fair value of borrowings was $24,733. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company's President/Chief Executive Officer and it's Chief Financial Officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c)), within 90 days of the filing of this report, and have determined such disclosure controls and procedures to be effective in alerting them to material information relating to the Company that may be required to be included in the Company's periodic filings.

Changes in Internal Controls
Since the date of the review, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

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

        (10)  Material Contracts
               (a) Fourth Amendment to Amended and Restated Revolving and Term
                   Loan Agreement, dated as of October 25, 2002, between the Company and First Commercial Bank.
               (b) Third Modification to Amended and Restated Revolving Note,
                   dated as of October 25, 2002, between the Company and First Commercial Bank.

        (11) Statement re: Computation of Net Income (Loss) per Common Share.

        (99) Exhibits
               (a) Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
               (b) Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b) Current Report on Form 8-K.
            The Company filed a Current Report on Form 8-K on August 12, 2002, with respect to Certification of CEO and CFO pursuant to 18 U.S.C.
            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                          Cavalier Homes, Inc.
                                          Registrant

Date: November 12, 2002                   /s/ David A. Roberson
                                          ---------------------
                                          David A. Roberson - President
                                          and Chief Executive Officer

Date: November 12, 2002                   /s/ Michael R. Murphy
                                          ---------------------
                                          Michael R. Murphy -
                                          Chief Financial Officer (Principal
                                          Financial and Accounting Officer)
CERTIFICATIONS

I, David A. Roberson, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Cavalier Homes, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) Designed such disclosure controls and procedures to
                   ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                    /s/ David A. Roberson
                                           ---------------------
                                           David A. Roberson
                                           President and Chief Executive Officer

I, Michael R. Murphy, certify that:

        1. I have reviewed this quarterly report on Form 10-Q of Cavalier Homes, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                a) Designed such disclosure controls and procedures to
                   ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                d) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                e) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                c) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002                          /s/ Michael R. Murphy
                                                 ---------------------
                                                 Michael R. Murphy
                                                 Chief Financial Officer


                                           PART II. - EXHIBIT 11
                                   CAVALIER HOMES, INC. AND SUBSIDIARIES
                             COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE


                                                                      Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                                                   ---------------------------   ---------------------------
                                                                    September 28,   September 29, September 28,  September 29,
                                                                        2002            2001          2002           2001
                                                                   -----------     -----------   -----------    ------------

   Income (loss) before cumulative effect
    of change in accounting principle                            $   (762,000)   $   (397,000) $    480,000    $(15,268,000)

   Cumulative effect of change in accounting
    principle, net of tax                                                  -               -    (14,162,000)             -
                                                                   -----------     -----------   -----------    ------------

   Net loss                                                      $   (762,000)   $   (397,000) $(13,682,000)  $(15,268,000)
                                                                   ===========     ===========   ===========    ============


 SHARES:

   Weighted average common shares outstanding (basic)              17,665,644      17,636,780    17,664,643      17,553,350

   Dilutive effect if stock options and warrants were exercised             -               -        41,119               -
                                                                   -----------     -----------   -----------    ------------

   Weighted average common shares
       outstanding, assuming dilution (diluted)                    17,665,644      17,636,780    17,705,762      17,553,350
                                                                   ===========     ===========   ===========    ============

   Basic and diluted income (loss) per share:

    Income (loss) before cumulative effect
       of change in accounting principle                         $       (.04)   $       (.02) $        .03    $       (.87)

     Cumulative effect of change in accounting
       principle, net of tax                                                -               -         (0.80)              -
                                                                   -----------     -----------   -----------    ------------

     Net loss                                                    $      (0.04)   $      (0.02) $      (0.77)   $      (0.87)
                                                                   ===========     ===========   ===========    ============

