Form 10-K
period 2002-12-31
CAVALIER HOMES INC
filed 2003-03-31
CIK 789863

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2002
         OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of June 29, 2002, was $58,258,495.

                 Indicate   the number of shares outstanding of
                 each of the Registrant's classes of
                 common stock, as of March 19, 2003.
                              17,665,644

                      Common, $0.10 par value
                      Documents Incorporated by Reference
Part III of this report incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 22, 2003.

                              CAVALIER HOMES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

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

Cavalier is engaged in the production, sale, financing and insuring of manufactured homes. The Company has chosen to build its distribution system around independent dealers, including independent exclusive dealers, which the Company believes gives it many of the same efficiencies and market presence that captive retail centers provide to other companies. At December 31, 2002, Cavalier had a total of 224 dealer locations participating in its Exclusive Dealer Program, including four Company-owned retail locations. In addition, the Company markets its homes through approximately 500 active non-exclusive independent dealer locations.

The Company designs and manufactures a wide range of homes with a focus on serving the low- to medium-priced manufactured housing market in the South Central and South Atlantic regions of the United States. The Company's homes are sold under multiple brand names and are comprised of one or more floor sections. At December 31, 2002, the Company operated 8 home manufacturing facilities, one plant that manufactures laminated wallboard and a cabinet manufacturing operation. Cavalier also participates in joint ventures with other manufactured housing companies for lumber distribution and the manufacture of roof trusses.

Over the past two years, the Company has implemented a plan to standardize parts and specifications to facilitate its ability to interchange production between home manufacturing facilities to better manage both order backlog and delivery cost. Additionally, basic product design and price point strategies are managed from an overall Company perspective to maximize dealer and retail customer penetration and minimize costs both from a manufacturing standpoint as well as for material purchases.

Through its financial services segment, the Company purchases qualifying retail installment sales contract primarily for manufactured homes sold through its dealer network and sells various commissioned insurance products to the retail home buyer. Beginning in 1998, the business focus of CIS Financial Services, Inc. ("CIS"), the Company's finance subsidiary, changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers that are subsequently re-sold to other financial institutions, without recourse (provided that the transferred loan was properly originated by the dealer and purchased by
CIS). CIS does not retain the servicing function and does not earn interest income on those re-sold loans.

Revenue, operating profit (loss), identifiable assets and other financial data of the Company's industry segments for the three years ended December 31, 2002 are contained in Note 11 of Notes to Consolidated Financial Statements in Part II.

Home Manufacturing Operations
At December 31, 2002, the Company owned 8 manufacturing facilities (excluding idled facilities) engaged in the production of manufactured homes. Due to deteriorating market conditions, since the fall of 1999, Cavalier has idled fifteen home manufacturing plants, one of which was re-opened during the fourth quarter of 2000, and disposed of the operations of one other. Consequently, Cavalier, at December 31, 2002, operated a total of 8 home manufacturing facilities, reflecting an approximate one-half reduction in manufacturing capacity since 1999. See "Item 2. Properties." The Company's operating facilities normally function on a single-shift, five-day week basis with the approximate annual capacity to produce 23,000 floors.

The management of each of the Company's home manufacturing units typically consists of a president or general manager, a production manager, a controller, a service manager, a purchasing manager and a quality control manager. These mid-level management personnel manage the Company's home manufacturing operations, and typically participate in an incentive compensation system based upon their respective operation's profitability.

The following table sets forth certain sales information for 2002, 2001, and 2000:


                                                 For the Year Ended December 31,
                                        ------------------------------------------------------

                                             2002                2001               2000
                                        --------------      --------------      --------------
        Number of homes sold:

        Single-section homes              2,235      19%       4,013      32%     4,406     38%
        Multi-section homes               9,734      81%       8,656      68%     7,072     62%
                                         ------     ----      ------     ----    ------    ----

        Total homes                      11,969     100%      12,669      100%    11,478   100%
                                         ======     ====      ======     ====     ======   ====

        Number of floors sold            21,703               21,324              18,590
                                         ======               ======              ======

Construction of a home begins by welding steel frame members together and attaching axles, wheels and tires. The frame is then moved through the plant, stopping at a number of workstations where various components and sub-assemblies are attached. Certain sub-assemblies, such as floors, cabinets, ceilings and wall systems, are assembled at off-line workstations. The completed home is sold ready for connection to customer-supplied utilities.

The principal raw materials purchased by the Company are steel, lumber, sheetrock, vinyl siding, roofing materials, insulating materials, electrical supplies, appliances, roof trusses, plumbing fixtures, floor covering, and windows. Currently, the Company maintains approximately two to three weeks' inventory of raw materials. The Company is not dependent on any single source of supply and believes that the materials and parts necessary for the construction and assembly of its homes are generally available from other sources.

The Company's component manufacturing subsidiaries provide most laminated wallboards and cabinets for its home manufacturing facilities. Additionally, certain of the Company's home manufacturing facilities currently purchase lumber and roof trusses from joint ventures in which the Company owns an interest. The Company believes prices obtained by the Company for these products from these joint ventures are competitive with the Company's other sources of supply.

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

The Company currently produces around 150 different models of manufactured homes with a variety of decors that are marketed under multiple brand names. The Company reviewed its product offerings and eliminated many redundant products by geographic location to streamline manufacturing processes during 2001, dramatically reducing the quantity of models offered. * The homes typically include a living room, dining area, kitchen, two to four bedrooms and two bathrooms. Each home contains a cook top/range and oven, refrigerator, microwave, dishwasher, water heater and central heating. Customers also may choose from available options including gas appliances, kitchen cabinets, various decor packages, recessed frames for use with permanent foundations and wind load and thermal options for use in certain geographic areas.

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

Independent Dealer Network, Sales and Marketing
As of December 31, 2002, the Company had 224 participating dealer locations selling the Company's homes under its Exclusive Dealer Program, which included four Company-owned retail locations. In addition, the Company markets its homes through approximately 500 active non-exclusive independent dealer locations.

Since 1991, the Company has sold homes through its independent exclusive dealer network. The Company's independent exclusive dealers market and sell only homes manufactured by the Company, while the Company's independent non-exclusive dealers typically will choose to offer the products of other manufacturers in addition to those of the Company. The Company's number of independent exclusive dealers and percentage of total Company sales represented by them is summarized in the following table:

        For the Year Ended December 31,                      2002      2001     2000
        ---------------------------------------            -------  --------- --------

        Number of independent exclusive dealer locations    220        237      193

        Percentage of manufactured home sales                55%        51%      49%


Through its finance subsidiary, CIS, the Company purchases qualifying retail installment sales contracts primarily for manufactured homes sold through the Company's dealer network.

Approximately 83% of the Company's sales in 2002 were to dealers operating sales centers in the Company's core states as follows: Texas - 11%, North Carolina - 11%, Louisiana - 10%, Alabama - 9%, Georgia - 8%, South Carolina - 8%, Arkansas
- 8%, Mississippi - 6%, Oklahoma - 5%, Missouri - 4%, and Tennessee - 3%.

Generally, the Company has written agreements with its independent dealers which may be terminated at any time by either party, with or without cause, after a short notice period. The Company does not have any control over the operations of, or financial interests in, any of its independent dealers, including any of its independent exclusive dealers. The Company is not dependent on any single dealer, and in 2002, the Company's largest dealer accounted for approximately 1.1% of sales.

The Company believes that its independent dealer network enables the Company to avoid the substantial investment in management, capital and overhead associated with company-owned sales centers. To enable dealers to maximize retail market

* See Safe Harbor Statement on page 36.

penetration and enhance customer service, typically only one dealer within a given market area distributes a particular product line of the Company. The Company believes its strategy of selling its homes through independent dealers helps to ensure that the Company's homes are competitive with those of other manufacturers in terms of consumer acceptability, product design, quality and price. * Accordingly, a component of the Company's business strategy is to continually strengthen its dealer relations. The Company believes its relations with its independent dealers, including its independent exclusive dealers, are good. *

The Company's sales force is generally organized based on a geographic region with a regional sales manager and sales representatives who are compensated primarily on a commission basis. The sales representatives are charged with the day-to-day servicing of the needs of the Company's independent dealers, including its exclusive dealers. The Company markets its homes through product promotions, participation in regional manufactured housing shows, advertisements in local media and trade publications. As of December 31, 2002, the Company maintained a sales force of 48 full-time salesmen and 10 full-time general sales managers.

Retail Financing Activities
A significant factor affecting sales of manufactured homes is the availability and terms of financing. CIS purchases qualifying retail installment sales contracts for manufactured homes sold primarily through the Company's dealer network.

CIS seeks to provide competitive financing terms to customers of the Company's dealers. CIS currently offers various conventional loan programs which require a down-payment ranging from 5% to 20% of the purchase price, in cash, trade-in value of a previously-owned manufactured home and/or appraised value of equity in any real property pledged as collateral. Repayment terms generally range from 180 to 360 months, depending upon the type of home and amount financed, the amount of the down payment and the customer's creditworthiness. CIS's loans are secured by a purchase money security interest in the manufactured home and, in certain instances, a mortgage on real property pledged as additional collateral. As of December 31, 2002, all of CIS's outstanding loans were secured. Loans purchased by CIS normally provide a fixed rate of interest with equal monthly payments and are non-recourse to the dealer. The interest rates applicable to CIS's loan portfolio as of such date generally ranged from 9% to 15%, and the approximate weighted average annual percentage interest rate was 11.53%. Currently, CIS operates in most of the states in which the Company has independent exclusive dealers.

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

During 1998, the business focus of CIS changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers that are subsequently resold to other financial institutions without CIS retaining the servicing function. Although the level of CIS's future activities cannot presently be determined, the Company expects to utilize internally generated working capital and amounts generated from sales of loans under the retail finance agreements discussed in the following paragraph to fund the purchase of retail installment sale contracts on homes sold by the Company's dealers and may use borrowings to develop a portfolio of such installment sale contracts.* The Company believes that its relationships with its dealers will assist the development of this business strategy.*

* See Safe Harbor Statement on page 36.

The Company maintains a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance. Amounts provided for credit losses were $0.4, $0.5 and $0.7 million in 2002, 2001, and 2000, respectively. Additionally, as a result of defaults, early payoffs and repossessions, $0.3, $0.8 and $1.2 million were charged against the reserve in 2002, 2001, and 2000, respectively. The reserve for credit losses at December 31, 2002 was $0.9 million as compared to $0.8 million at December 31, 2001 and $1.2 million at December 31, 2000.

In 2002, 2001 and 2000, CIS repossessed 14, 17 and 16 homes, respectively. The Company's inventory of repossessed homes was 10 homes at December 31, 2002, as compared to 13 homes at December 31, 2001 and six homes at December 31, 2000. The Company's net losses resulting from repossessions on CIS purchased loans as a percentage of the average principal amount of such loans outstanding for fiscal 2002, 2001 and 2000 was 3.66%, 8.40% and 14.24%, respectively.

At December 31, 2002 and December 31, 2001, delinquencies, except for loans identified as presenting uncertainty with respect to collectibility, expressed as a percentage of the total number of installment sale contracts which CIS owned were as follows:

                        Total Number               Delinquency Percentage
                                        ----------------------------------------
         December 31,   of Contracts   30 Days      60 Days     90 Days   Total
                        ------------   -------      -------     -------  ------

          2002            293            2.39%        0.68%        0.68%   3.75%

          2001            130            3.08%        0.00%        0.00%   3.08%


At December 31, 2002 and December 31, 2001, delinquencies, except for loans identified as presenting uncertainty with respect to collectibility, expressed as a percentage of the total outstanding principal balance of installment sale contracts which CIS owned were as follows:

                        Total Value                Delinquency Percentage
                                        ----------------------------------------
        December 31,    of Contracts   30 Days      60 Days     90 Days   Total
                          ----------   -------      -------     -------  ------

          2002            $10,977,000    2.62%        0.72%        0.61%   3.95%

          2001            $4,991,000     2.13%        0.00%        0.00%   2.13%


The loan portfolio contains loans identified as presenting uncertainty with respect to collectibility. These loans totaled $0.5 million (13 loans) and $0.7 million (20 loans) at December 31, 2002 and 2001, respectively. The Company maintains a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance. The reserve for credit losses at December 31, 2002 was $0.9 million as compared to $0.8 million at December 31, 2001.

There can be no assurance that the Company's future results with respect to delinquencies and repossessions will be consistent with its past experience as reflected above.

Certain operating data relating to CIS are set forth in the following table:

                                                   December 31,
                                        -------------------------------------
                                           2002         2001         2000
                                        -----------   ----------  -----------
        Total loans receivable        $ 10,977,000 $  4,991,000 $  7,887,000
        Allowance for credit losse    $    859,000 $    829,000 $  1,180,000
        Number of loans outstanding            293          130          220
        Net loss ratio on average
          outstanding principal balance       3.66%        8.40%       14.24%
        Weighted average annual
          percentage rate                     11.5%        11.6%        11.7%

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. In February 1998, CIS entered into an agreement with another lender providing for the periodic resale of a portion of CIS's loans that meet established criteria and without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CIS). In March 1998 and in June 1999, CIS sold, under this retail finance agreement, a substantial portion of its existing portfolio of loans on those dates. In April 2000 and December 2001, the Company received proceeds of approximately $1.4 million and $4.5 million, respectively, from the sale of loans that were previously held in its installment loan portfolio. The effect of these transactions on net income was to reduce the amount of financial services revenue from interest income on these portions of the portfolio, offset by reduced interest expense on debt retired in March 1998 and earnings on the remaining proceeds. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. * While the original retail finance agreement is no longer in effect, CIS is currently continuing to re-sell loans to lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases.* There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements.*

Retail Insurance Activities
Through its wholly owned insurance agency, the Company sells commissioned insurance products primarily to retail purchasers of the Company's homes.

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

The risk of loss under repurchase agreements is lessened by the fact that (i) sales of the Company's manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 1.1% of sales in 2002, (ii) the price the Company is obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 months) and (iii) the Company historically has been able to resell homes repurchased from lenders. As of December 31, 2002, the maximum amount for which the Company is contingently liable under such

* See Safe Harbor Statement on page 36.

agreements was approximately $127 million. The Company has a reserve for repurchase commitments of $4 million as of December 3l, 2002, based on prior experience and market conditions.

Quality Control, Warranties and Service
The Company believes the quality in materials and workmanship, continuous refinement in design and production procedures as well as price and other market factors, are important elements in the market acceptance of manufactured homes. The Company maintains a quality control inspection program at various production stages. The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated agency. An independent, HUD-approved third-party regularly inspects the Company's manufactured homes for compliance during construction.

The Company provides the initial retail homebuyer with a one-year limited warranty against manufacturing defects in the home's construction. Warranty services after the sale are performed, at the expense of the Company, by plant personnel, dealers or independent contractors. Additionally, direct warranties often are provided by the manufacturers of specific components and appliances.

The Company generally employs a full-time service manager at each of its home manufacturing units and at December 31, 2002, employed 282 full-time service personnel to provide administrative and on-site service and to correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to the Company, and management of the Company has placed emphasis on diagnosing potential problem areas to help minimize costly field repairs. At December 31, 2002, the Company had established a reserve for future warranty claims of $15 million relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

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

The Company's business strategy currently includes the continued operation of financial services provided through CIS. The Company believes that operations of CIS will have a positive impact on the Company's efforts to sell its products and enhance its competitive ability within the industry.* However, due to strong competition in the retail finance segment of the industry from companies much larger than CIS, there can be no assurance that CIS will be able to expand its operations or that it will have a positive impact on the Company's ability to compete.

Regulation
The Company's businesses are subject to a number of federal, state and local laws, regulations and codes. Construction of manufactured housing is governed by the National Manufactured Home Construction and Safety Standards Act of 1974, as amended, and regulations issued thereunder by HUD, which have established comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt state and local regulations on such matters. The Company cannot presently

* See Safe Harbor Statement on page 36.

determine what, if any, legislation may be adopted by Congress or state or local governing bodies, or the effect any such legislation may have on the Company or the manufactured housing industry.*

The Company's manufacturing facilities and the plans and specifications of its manufactured homes have been approved by a HUD-designated agency. Furthermore, an independent, HUD-approved third-party regularly checks the Company's manufactured homes for compliance during construction. Failure to comply with the HUD regulations could expose the Company to a wide variety of sanctions, including closing the Company's manufacturing facilities. The Company believes its manufactured homes meet or surpass all present HUD requirements.*

HUD has promulgated regulations with respect to structural design, wind loads and energy conservation. The Company's operations were not materially affected by the regulations; however, HUD and other state and local governing bodies have these and other regulatory matters under continuous review, and the Company cannot predict what effect (if any) additional regulations promulgated by HUD or other state or local regulatory bodies would have on the Company or the manufactured housing industry.

Certain components of manufactured and modular homes are subject to regulation by the U.S. Consumer Product Safety Commission ("CPSC"), which is empowered to ban the use of component materials believed to be hazardous to health and to require the repair of defective components. The CPSC, the Environmental Protection Agency and other governmental agencies are evaluating the effects of formaldehyde. Regulations of the Federal Trade Commission also require disclosure of a manufactured home's insulation specifications. Manufactured, modular and site-built homes may be built with compressed board, wood paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in manufactured homes and required manufacturers to warn purchasers concerning formaldehyde associated risks. The Company currently uses materials in its manufactured homes that it believes meet HUD standards for formaldehyde emissions and otherwise complies with HUD regulations in this regard.*

The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulation may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements.

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

* See Safe Harbor Statement on page 36.

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

Employees
As of December 31, 2002, prior to the closing of home manufacturing facilities that employed approximately 1,000 individuals (as announced at year-end), the Company had 2,952 employees, of whom 2,271 were engaged in home manufacturing and supply distribution, 66 in sales, 282 in warranty and service, 279 in general administration, 1 in delivery, 38 in finance and insurance services and 15 in the operation of retail locations. At year-end, only one home manufacturing operation's employees (126 employees) were covered by a collective bargaining agreement. Management considers its relations with its employees to be good. *

Recent Developments

The Company has received notification from the New York Stock Exchange ("NYSE") that the Company has fallen below the NYSE continued listing standard requiring total market capitalization of not less than $50 million over a 30-day trading period and total stockholders' equity of not less than $50 million. As of March 3, 2003, the Company's 30 trading day average market capitalization was $26 million, with shareholders' equity of $45.5 million as of December 31, 2002. As required by the NYSE, Cavalier will be submitting a plan to the NYSE demonstrating how it plans to comply with its listing standards over a period of 18 months. If the NYSE accepts the plan, Cavalier will be subject to quarterly monitoring for compliance with plan goals and targets. If the NYSE does not accept the plan, Cavalier will be subject to NYSE trading suspension and delisting. Should that occur, the Company would have the opportunity to appeal

* See Safe Harbor Statement on page 36.

the decision to a Committee of the Board of Directors of the NYSE. Should Cavalier's shares cease to be traded on the NYSE, the Company believes an alternate trading venue would be available. While the Company plans to submit a business plan to the NYSE to continue its listing on the NYSE, the Company cannot offer any assurance that the NYSE will accept such plan or, if such plan is accepted, that the Company will be able to attain the continued listing criteria required to continue the listing of the Company's common stock on the NYSE.

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

The Manufactured Housing Institute ("MHI") reported that from 1983 to 1991, aggregate domestic shipments of manufactured homes declined 42%. According to industry statistics, after a ten-year low in floor shipments in 1991, the industry recovered significantly. Between 1992 and 1998, floor shipments increased each year, as set forth in the table below, although the growth rate gradually slowed and began to decline in 1999, and has declined significantly since.

Percentage Increase (Decrease) in Floor Shipments Through 2002:
1992...21%           1996......10%           2000...(25.9)%
1993...22%           1997.......1%           2001...(20.7)%
1994...23%           1998.......8%           2002...(11.1)%
1995...12%           1999...(4.3)%

During much of the 1990s, the manufactured housing industry experienced increases in both the number of retail dealers and manufacturing capacity, which we believe ultimately created slower retail turnover, higher dealer inventories and increased price competition.* These conditions continued to significantly affect the industry in 2002. According to MHI, floor shipments declined 11.1% in 2002 from 2001, decreasing 22.3% in the fourth quarter of 2002. In addition, a number of retail dealers have failed and repossessions of manufactured homes have significantly increased. Some manufactured housing wholesale and retail lenders also have stopped doing business in the industry, and some of the remaining lenders have raised their interest rates and tightened their credit standards. We think more dealers may fail, repossessions may continue to increase and more lenders may exit the market in the future.* We believe these conditions reflect that the manufactured housing industry is in a down cycle, which has had a material adverse effect on Cavalier's results of operations and

* See Safe Harbor Statement on page 36.

financial condition. * Sales in the manufactured housing industry are also seasonal in nature, with sales of homes traditionally being stronger in April through October and weaker during the first and last part of the calendar year. While seasonality did not significantly impact Cavalier's business from 1992 through 1996, when industry shipments were steadily increasing, the continued tightening of competitive conditions seems to signal a return to the industry's traditional seasonal patterns. We cannot predict how long the tightening of competitive and industry conditions will last, or what the extent of their impact will be on the future results of operations and financial condition of Cavalier. Industry projections for wholesale shipments in 2003 are down slightly from 2002 levels.

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

Downturns in shipments in the manufactured housing industry and a decline in the demand for Cavalier's homes have had a material adverse effect on us. Our ability to execute our business strategy depends on a number of factors, including the following:

o        general economic and industry conditions;
o our ability to control costs if industry production capacity continues to decrease beyond current levels;
o        competition from other companies in the same business as us;
o our ability to attract, retain or sell to additional independent dealers, especially exclusive dealers;
o the availability of semi-skilled workers in the areas in which our manufacturing facilities are located;
o the ability of CIS and the Company's insurance and component parts operations to be competitive;
o        the availability of capital and financing;
o the ability of our independent dealers and retail locations to compete under current industry conditions;
o the availability and terms of wholesale and retail financing from lenders in the manufactured housing industry;
o        market acceptance of new product offerings; and
o the effect of continuing operating losses on the financial position of the Company.

There are other factors in addition to those listed above, many of which are beyond our control. Cavalier cannot assure investors that our business strategy will be successful. If our strategy is unsuccessful, this may have a material adverse effect upon Cavalier's results of operations or financial condition.*

* See Safe Harbor Statement on page 36.

Limitations on Availability of Consumer and Dealer Financing
Third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, and the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. A major industry lender announced, in September 2002, plans to discontinue wholesale (dealer) financing of manufactured homes, which may have an material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with that lender.* This announcement follows another lender's withdrawal, beginning in May 2002, from wholesale financing which did not have a material adverse effect on Cavalier's ability to find financing for dealer purchases.* Additionally, several lenders which traditionally have provided retail financing to manufactured home purchasers have exited the manufactured home financing market, and the lenders which continue to provide retail financing have tightened their credit standards. Reduced availability of such financing is currently having an adverse effect on the manufactured housing industry.* In addition, most states classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Additionally, effective January 1, 2002, the State of Texas, which historically has been the largest sate for consumer purchases of manufactured housing, enacted a law that, among other things, classifies and taxes manufactured homes as real property, and not personal property, under certain conditions as set forth in the Texas law. The classification as real property could change the rates and methods of taxation assessed against such homes in Texas. The law also may affect the form and structure of permanent financing extended to Texas manufactured home consumers because such financing historically has treated manufactured homes as personalty rather than as real estate. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.

Changes in Industry Retail Inventories
Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on the Company's operating results. For example, due to the rapid expansion of the retail distribution network in the manufactured housing industry that occurred in much of the 1990's, there is currently an imbalance between industry retail inventories and consumer demand for manufactured homes. The deterioration in the availability of retail financing, along with competition from repossessed homes, has already extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in even greater intense price competition, further pressure on profit margins within the industry, and have a material adverse effect on Cavalier. The Company's inventory at all retail locations, including Company-owned retail sales centers, declined 12% in 2002 from 2001. While Cavalier believes that inventories of its homes are approaching levels which are more consistent with retail demand, due in part to the Company's emphasis on working with its dealers to reduce retail inventories, we cannot give investors assurances to this effect. * In spite of these efforts, significant unfavorable developments or further deterioration within the industry would undoubtedly have an adverse impact on Company operating results.

Dependence on Independent Dealers
Cavalier depends on independent dealers for substantially all retail sales of our manufactured homes. Typically only one dealer within a given market area distributes a particular product line of ours. Our relationships with our dealers are cancelable on short notice by either party. The manufactured housing industry recently has experienced a trend of increasing competition for quality independent dealers. In addition, a number of dealers in the industry are experiencing difficulty in the current market conditions, as a number of retail

* See Safe Harbor Statement on page 36.

dealers have failed and more dealers may fail before the current downturn ends.* While we believe that our relations with our independent dealers are generally good, we cannot assure our investors that we will be able to maintain these relations, that these dealers will continue to sell our homes, that these dealers will be successful, or that we will be able to attract and retain quality independent dealers.*

Intense Competition
The production and sale of manufactured homes is a highly competitive industry, characterized by low barriers to entry and severe price competition. Competition is based primarily on the following factors:
o        price;
o        product features and quality;
o        reputation for service quality;
o        depth of field inventory;
o        delivery capabilities;
o        warranty repair service;
o        dealer promotions;
o        merchandising; and
o terms of wholesale (dealer) and retail (consumer) financing.

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

Contingent Repurchase and Guaranty Obligations
Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of Cavalier's sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our products from the lending institutions at a declining price based upon the Company's original invoice date and price in the event such product is repossessed upon a dealer's default. The risk of loss under repurchase agreements is lessened by the fact that (1) sales of our manufactured homes are spread over a relatively large number of independent dealers; (2) the price that Cavalier is obligated to pay under such repurchase agreements generally declines over the period of the agreement and also declines during such period based on predetermined amounts; and (3) Cavalier has been able to resell homes repurchased from lenders. While we have established a reserve for possible repurchase losses, we cannot assure investors that we will not incur material losses in excess of these reserves in the future. *

Uncertainties Regarding Retail Financing Activities
Cavalier purchases retail installment finance loans that have been originated by our dealers. We maintain a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on our historical loss experience, current economic conditions and portfolio performance. It is difficult to predict with any certainty the appropriate reserves to establish, and we cannot assure investors that CIS will not experience losses that exceed Cavalier's loss reserves and have a material adverse effect on Cavalier's results of operations and financial condition.* Volatility or a significant change in interest rates might also materially affect CIS's and Cavalier's business, results of operations or financial condition.

* See Safe Harbor Statement on page 36.

Our strategy currently includes the continued operation of the financial services segment of our business. We also may engage in other transactions, such as selling portions of our installment loan portfolio, that are designed to facilitate the ability of CIS to purchase and/or originate an increased volume of loans and to reduce our exposure to interest rate fluctuations and installment loan losses.* Accordingly, we may incur additional debt, or other forms of financing, in order to continue to fund such growth.* CIS has periodically resold installment loan contracts to other financial institutions. Cavalier sold a substantial portion of its existing loan portfolio in December 2001, in addition to its periodic sale of loans. Cavalier believes the periodic sale of installment contracts under various retail finance agreements will reduce requirements for both working capital and borrowings, increase Cavalier's liquidity, reduce Cavalier's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases.* However, we cannot assure investors that we will be able to make additional sales. We also cannot offer any assurance that possible additional financing, or the aforementioned transactions involving our installment loan portfolio, will be available on terms acceptable to Cavalier. If not, we may be forced to curtail our financial services business and to alter our other strategies.

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

Reliance on Executive Officers
Cavalier's success depends highly upon the personal efforts and abilities of its current executive officers. Specifically, Cavalier relies on the efforts of its Chairman of the Board, Barry B. Donnell, its President and Chief Executive Officer, David A. Roberson, its Chief Operating Officer, Gregory A. Brown, and its Vice President, Chief Financial Officer and Secretary-Treasurer, Michael R. Murphy. The loss of the services of one or more of these individuals could have a material adverse effect upon our business. We do not have employment or non-competition agreements with any of our executive officers. Our ability to continue to work through the industry's current downturn will depend upon our


* See Safe Harbor Statement on page 36.

ability to attract and retain experienced management personnel.

Potential Adverse Effects of Regulation
Cavalier is subject to a variety of federal, state and local laws and regulations affecting the production, sale, financing and insuring of manufactured housing. We suggest you read the section above under the heading "Regulation" for a description of many of these laws and regulations. Cavalier's failure to comply with such laws and regulations could expose us to a wide variety of sanctions, including closing one or more manufacturing facilities. Governmental bodies have regulatory matters affecting our operations under continuous review and we cannot predict what effect (if any) additional laws and regulations promulgated by HUD would have on us or the manufactured housing industry. Failure to comply with laws or regulations applicable to or affecting Cavalier, or the passage in the future of new and more stringent laws affecting Cavalier, may adversely affect us.

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

Litigation
We suggest that you read Item 3, Legal Proceedings, below, for description of certain risk factors associated with litigation.

Volatility of Stock Price and Continued Listing on the NYSE
The Company's common stock is currently traded on the NYSE. The market price of the Company's common stock may be subject to significant fluctuations in response to variations in the Company's operating results and other factors affecting the Company specifically, the manufactured housing industry generally, and the stock market generally. On March 3, 2003, the Company received notification from the NYSE that the Company had failed to meet certain continued listing criteria necessary for the continued listing of the Company's common stock on the NYSE. While we plan to submit a business plan outlining the steps the Company will take to meet such continued listing criteria in the future, we cannot offer any assurance that the NYSE will accept such plan or, if such plan is accepted, that the Company will be able to attain the continued listing criteria required to continue the listing of the Company's common stock on the NYSE. Should the NYSE fail to approve the business plan for continued listing submitted by the Company, the Company's common stock would be subject to formal delisting procedures. The liquidity of our common stock is in part dependent upon continued listing on the NYSE, and the delisting of the Company's common stock by the NYSE could have an adverse impact on its liquidity and market value.

ITEM 2.           PROPERTIES
The following table sets forth the location and approximate square footage for each principal facility of the Company, separated by segment, as of December 31, 2002:


                                                                        Approximate         Owned/ (a)
                    Location            Use (Number of Facilities)      Square Footage      Leased
                   ----------          ----------------------------    ----------------    ------------
        Home Manufacturing - operating
          Addison, Alabama              Manufacturing facilities (2)         364,000        Owned
          Fort Worth, Texas             Manufacturing facility (1)           101,000        Owned
          Hamiliton, Alabama            Manufacturing facility (1)           195,000        Owned
          Millen, Georgia               Manufacturing facilities (2)         169,000        Owned
          Nashville, North Carolina     Manufacturing facility (1)           182,000        Owned
          Shippenville, Pennsylvania    Manufacturing facility (1)           120,000        Owned
        Home Manufacturing - idled                                                                 (b)
          Addison, Alabama              Manufacturing facilities (2)         180,000        Owned
          Adrian, Georgia               Manufacturing facility (1)           107,000        Owned
          Belmont, Mississippi          Manufacturing facilities (3)         384,000        Owned
          Clarksdale, Mississippi       Manufacturing facility (1)           104,000        Owned
          Conway, Arkansas              Manufacturing facilities (2)         297,000        Owned
          Cordele, Georgia              Manufacturing facilities (2)         110,000        Owned
          Graham, Texas                 Manufacturing facility (1)           103,000        Leased
          Winfield, Alabama             Manufacturing facility (1)            94,000        Owned
        Other
          Hamiliton, Alabama            Manufacturing facility (1)            60,000        Owned  (c)
          Haleyville, Alabama           Manufacturing facilities (3)         131,000        Leased
          Haleyville, Alabama           Manufacturing facility (1)            82,000        Owned
        Financial Services
          Hamilton, Alabama             Administrative Office                  7,000        Owned
        General Corporate
          Addison, Alabama              Administrative Office                 10,000        Owned
          Wichita Falls, Texas          Administrative Office                  1,000        Leased

(a) Certain of the facilities listed as owned are financed under industrial development bonds.
(b) Certain of the idled facilities are leased to third parties under leasing arrangements which, in some cases, include options to purchase.
(c) In March 2001, the Company exercised the purchase option on this previously leased facility for $1,125,000.

In general, the manufacturing facilities are in good condition and are operated at capacities which range from approximately 54% to 74%, excluding eight idled facilities.

ITEM 3.           LEGAL PROCEEDINGS

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

                                      Closing Sales Price
                                      --------------------
                                       High      Low         Dividends
                                      --------  ------       ---------
        Year ended December 31, 2002
                Fourth Quarter         $ 2.35    $ 1.68        $ -
                Third Quarter            3.50      1.90          -
                Second Quarter           4.10      3.25          -
                First Quarter            4.20      3.08          -

        Year ended December 31, 2001
                Fourth Quarter         $ 3.17    $ 2.00        $ -
                Third Quarter            3.12      1.51          -
                Second Quarter           3.50      2.12          -
                First Quarter            2.50      0.94          -


As of March 24, 2003, the Company had approximately 400 shareholders of record and 3,400 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.

The Company discontinued payments of dividends in the fourth quarter of 2000. While the Company does not expect to recommence cash dividend payments in the foreseeable future, the future payment of dividends on the Company's common stock will be determined by the Board of Directors of the Company in light of conditions then existing, including the earnings of the Company and its subsidiaries, their funding requirements and financial conditions, certain loan restrictions and applicable laws and governmental regulations. The Company's present loan agreement contains restrictive covenants which, among other things, limit the aggregate dividend payments and purchases of treasury stock to 50% of the Company's consolidated net income for the two most recent fiscal years.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2002 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.

                         EQUITY COMPENSATION PLAN INFORMATION
                         ------------------------------------
                         ------------------------------------

                                        Number of Securities         Weighted-average           Number of securities remaining
                                        to be issued upon            exercise price of          available for future
                                        exercise of outstanding      outstanding options,       issuance under equity
                                        options, warrants            warrants  and rights       compensation plans
                                        and rights                                              (excluding securities
                                                                                                reflected in column (a))



              Plan Category                     (a)                         (b)                         (c)
          Equity Compensation Plans
          Approved by Stockholders          2,801,040                    $ 7.92                       613,950

          Equity Compensation Plans
          not Approved by Stockholders         83,221                    $ 3.67                           -
                                            ---------                                                 -------
        Total                               2,884,261                      7.79                       613,950
                                            =========                                                 =======

See Note 7 to the Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of Company common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on Company common stock, and the purchase price per share of outstanding options shall be proportionately revised.


ITEM 6.           SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The statement of operations data, the balance sheet data, and other data of the Company for each of the five years ended December 31, 2002 have been derived from the consolidated financial statements of the Company. The Company's audited financial statements as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, including the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) and the other financial information contained elsewhere in this report, and with the Company's consolidated financial statements and the notes thereto appearing in the Company's previously filed Annual Reports on Form 10-K.

                                                                               Year Ended December 31,
                                                              -----------------------------------------------------


                                                              2002         2001         2000       1999        1998
                                                              ----         ----         ----       ----        ----
                                                                (in thousands, except per share amounts)
        Statement of Operations Data

        Revenue:
          Home manufacturing net sales                     $ 374,273    $ 348,235   $ 306,239   $ 582,274    $ 623,281
          Financial services                                   2,690        3,088       4,878       6,107        6,088
          Retail                                               7,908        6,968      16,842      20,914        7,167
          Other                                                2,386        5,580       5,153       5,173        2,699
                                                             -------     --------    --------     -------     --------

          Total revenue                                      387,257      363,871     333,112     614,468      639,235

        Cost of sales                                        332,964      309,656     292,810     504,011      520,675
        Selling, general and administrative                   62,649       66,335      84,566     102,938       88,809
        Impairment and other related charges                   6,064        1,003       6,975       4,002            -
                                                             -------     --------    --------     -------     --------

        Operating profit (loss)                              (14,420)     (13,123)    (51,239)      3,517       29,751
        Other income (expense) - net                            (372)      (1,495)     (1,358)         36        1,531
                                                             -------     --------    --------     -------     --------

        Income (loss) before income taxes (benefit)        $ (14,792)   $ (14,618)  $ (52,597)  $   3,553    $  31,282
                                                             =======     ========     =======     =======     ========

        Cumulative effect of change in
          accounting principle                             $ (14,162)   $    -      $    -      $    -       $    -
                                                             =======      =======    ========    ========     ========

        Net income (loss)                                  $ (34,670)   $ (14,018)  $ (33,468)  $   2,150    $  18,655
                                                             =======     ========    ========     =======     ========

        Basic net income (loss) per share, before
          cumulative effect of change in account principle $   (1.16)   $    (.80)  $   (1.88)  $     .12    $     .94

        Cumulative effect of change in
          accounting principle, net of tax                      (.80)        -            -          -            -
                                                             -------     --------    --------     -------     --------

        Basic net income (loss) per share                  $   (1.96)   $    (.80)  $   (1.88)   $    .12    $     .94
                                                             =======     ========    ========     =======     ========

        Diluted net income (loss) per share                $   (1.96)   $    (.80)  $   (1.88)   $    .12    $     .93
                                                             =======     ========    ========     =======     ========

        Cash dividend per share                            $      -     $    -      $     .09    $    .16    $     .13
                                                             =======     ========    ========     =======     ========
        Weighted average number of shares
          outstanding                                         17,665       17,580      17,800      18,126       19,905
                                                             =======     ========    ========     =======     ========
        Weighted average number of shares
          outstanding, assuming dilution                      17,665       17,580      17,800      18,204       20,144
                                                             =======     ========    ========     =======     ========

        Other Data

        Capital expenditures                                $  2,062    $   3,496   $   3,807    $ 24,546    $  14,655
                                                             =======     ========     ========    =======     ========

        Balance Sheet Data

        Working capital                                     $ 12,346    $  18,183   $  27,213    $  33,065   $  41,707
        Total assets                                        $130,071    $ 174,116   $ 187,595    $ 233,578   $ 235,952
        Long-term debt                                      $ 22,643    $  23,999   $  24,054    $  10,218   $   3,650
        Stockholders' equity                                $ 45,536    $  80,192   $  94,318    $ 129,391   $ 144,911

        Certain amounts from prior periods have been reclassified to conform to the current presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Industry and Company Outlook
Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. The industry also has been impacted by an increase in dealer failures, a reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were down 11.1% in 2002 as compared to 2001 following significant declines during the years 1999 through 2001 as follows:
4.3% (1999), 25.9% (2000) and 20.7% (2001). In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed many locations. A major industry lender announced, in September 2002, plans to discontinue wholesale (dealer) financing of manufactured homes, which may have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with that lender.* This announcement follows another major lender's withdrawal, beginning in May 2002, from wholesale financing which did not have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with that lender. The Company believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, further tightening of credit standards and a further reduction in the availability of wholesale and retail financing. * The current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans. In addition, a major industry lender announced, in November 2002, plans to discontinue chattel (home only) financing of manufactured homes at retail. While land/ home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is greater. Additionally, effective January 1, 2002, the State of Texas, which historically has been one of the largest states for consumer purchases of manufactured housing, enacted a law that, among other things, classifies and taxes manufactured homes as real property, and not personal property, under certain conditions as set forth in the Texas law. The classification as real property could change the rates and methods of taxation assessed against such homes in Texas. The law also may affect the form and structure of permanent financing extended to Texas manufactured home consumers because such financing historically has treated manufactured homes as personalty rather than as real estate.

In response to the continued weakening of the manufactured housing industry market conditions in the fourth quarter of 2002 and the indeterminate impact of political tensions and armed conflict in the Middle East, the Company announced its decision to close six manufacturing facilities in the fourth quarter of 2002. These facilities are located in Conway, Arkansas (2), Graham, Texas, Cordele, Georgia, Belmont, Mississippi and Haleyville, Alabama. The Company will shift production from these plants, which employed approximately 1,000 people, to one or more of the Company's eight operating plants. The remaining plants will also handle dealer sales and customer service for the Company's homes. Since the fall of 1999, Cavalier has reduced the number of operating home manufacturing plants from 24 to 8, reflecting an approximate 50% reduction in manufacturing capacity. Some of the closed plants had lower production capacity than the remaining operating plants. Despite this consolidation of its manufacturing facilities, the Company does not believe it has reduced the breadth of its product offering.* On the retail side, the Company has closed or disposed of 12 of its 16 retail sales centers. In terms of operating costs, Cavalier has made cost reductions in virtually all areas of the Company, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 48%, prior to the closing of home manufacturing facilities that employed approximately 1,000 individuals (as announced at year-end), since December 31, 1998. The Company is continuing to evaluate capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idlings and closings and methods designed to address the Company's financial performance in light of developing market and business conditions.* The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

As industry conditions remained challenging, the Company's floor shipments remained steady, increasing 1.8% in 2002 as compared to 2001. During the industry downturn, the Company's market share improved from a low of 4.6% for 2000 to 7.1% for 2002. The Company is uncertain at this time as to the extent and duration of the general economic conditions and continuing adverse industry conditions will have on the Company's future revenue and earnings.* While the Company currently expects losses from operations for the first quarter of 2003, changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures could affect the results of operations of the Company. *

Results of Operations (dollars in thousands)
The following table summarizes certain financial and operating data including, as applicable, the percentage of total revenue:

* See Safe Harbor Statement on page 36.

                                                                      For the Year Ended December 31,
                                                     -------------------------------------------------------------


        STATEMENT OF OPERATIONS DATA                          2002                 2001                 2000
                                                     ------------------   -------------------  --------------------
        Revenue:
          Home manufacturing net sales                     $  374,273           $  348,235           $  306,239
          Financial services                                    2,690                3,088                4,878
          Retail                                                7,908                6,968               16,842
          Other                                                 2,386                5,580                5,153
                                                              -------              -------              -------

        Total revenue                                         387,257   100.0%     363,871    100.0%    333,112     100.0%
        Cost of sales                                         332,964    86.0%     309,656     85.1%    292,810      87.9%
                                                              -------   -------    -------   --------   -------    --------

             Gross profit                                      54,293    14.0%      54,215     14.9%     40,302      12.1%
                                                              -------   -------    -------   --------   -------    --------

        Selling, general and administrative                    62,649    16.2%      66,335     18.2%     84,566      25.4%
        Impairment and other related charges                    6,064     1.6%       1,003      0.3%      6,975       2.1%
                                                              -------              -------              -------
        Operating loss                                        (14,420)   -3.7%     (13,123)    -3.6%    (51,239)    -15.4%
                                                              -------   -------    -------   --------   -------    --------
        Other income (expense):
           Interest expense                                    (1,495)   -0.4%      (1,935)    -0.5%     (2,736)     -0.8%
           Other, net                                           1,123     0.3%         440      0.1%      1,378       0.4%
                                                              -------              -------              -------

                                                                 (372)              (1,495)              (1,358)
                                                              -------              -------              -------
        Loss before income taxes                              (14,792)             (14,618)             (52,597)
        Income taxes (benefit)                                  5,716                 (600)             (19,129)
                                                              -------              -------              -------

        Loss before cumulative effect of a change             (20,508)             (14,018)             (33,468)
        in accounting principle
                                                              -------              -------              -------

        Cumulative effect of a change in accounting           (14,162)                   -                    -
        principle                                             -------              -------              -------

        Net loss                                           $  (34,670)   -9.0%  $  (14,018)    -3.9% $  (33,468)    -10.0%
                                                              ========             =======              =======

        OPERATING DATA
          Home manufacturing sales:
          Floor shipments                                      21,703               21,324               18,590
          Home shipments
          Single section                                        2,235    18.7%       4,013     31.7%      4,406      38.4%
          Multi section                                         9,734    81.3%       8,656     68.3%      7,072      61.6%
                                                              -------  -------     -------  --------    -------    --------

        Total shipments                                        11,969   100.0%      12,669    100.0%     11,478     100.0%

        Shipments to company owned retail locations              (187)   -1.6%        (151)    -1.2%       (200)     -1.7%
                                                            ---------  -------     -------  --------    -------    --------

        Wholesale shipments to independent retailers           11,782    98.4%      12,518     98.8%     11,278      98.3%
                                                             =========  =======    =======   ========   =======    ========

        Retail sales:
         Single section                                            73    33.5%          75     37.5%        335      49.3%
         Multi section                                            145    66.5%         125     62.5%        345      50.7%
                                                             ---------  -------    -------   --------   -------    --------

        Total sales                                               218   100.0%         200    100.0%        680     100.0%
                                                            =========  =======     =======  ========    =======    ========

        Cavalier produced homes sold                              188    86.2%         170     85.0%        568      83.5%
                                                            =========  =======     =======  ========    =======    ========

        Used homes sold                                            30    13.8%          29     14.5%         99      14.6%
                                                             =========  =======    =======   ========   =======    ========

        Other operating data:
        Installment loan purchases                         $   45,580           $   35,768           $   59,569
        Capital expenditures                               $    2,062           $    3,496           $    3,807
        Home manufacturing facilities (operating)                   8                   14                   15
        Independent exclusive dealer locations                    220                  237                  193
        Company-owned retail locations                              4                    5                    5

* See Safe Harbor Statement on page 36.

2002 Compared to 2001
Revenue
Total revenue for 2002 was $387,257, increasing $23,386, or 6.4%, from 2001 revenue of $363,871.

Home manufacturing net sales in 2002 increased $26,038, or 7.5%, to $374,273 net of intercompany eliminations of $6,160. Home manufacturing net sales for 2001 were $348,235, net of intercompany eliminations of $4,196. Home shipments decreased 5.5%, with floor shipments increasing by 1.8%. Cavalier attributes the overall increase in sales and floor shipments primarily to its aggressive distribution and marketing strategies and its value based product offerings.* The Company's higher floor shipments for the year compared with a decline of 11.1% in industry floor shipments according to MHI, demonstrating continued market share gains for the Company over the past two years. Multi-section home shipments, as a percentage of total shipments, increased from 68.3% of shipments in 2001 to 81.3% of shipments in 2002 in response to increasing consumer demand for multi-section homes as compared to single section homes, caused in part by favorable changes in financing rates and terms available for multi-section homes, especially for land/home financing. The average price of homes sold increased $4,000 from $27,800 in 2001 to $31,800 in 2002. Actual shipments of homes for 2002 were 11,969 versus 12,669 in 2001. Of these shipments, 55% in 2002 and 51% in 2001 were to exclusive dealers.

Although home manufacturing revenue increased, the Company's inventory at all retail locations, including company-owned retail sales centers, declined 12% to approximately $151,000 at December 31, 2002 from $171,000 at year end 2001. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment decreased 12.9% to $2,690 for 2002 compared to $3,088 in 2001 primarily due to a reduction in the rate earned on resold loans due to competitive industry conditions and due to reduced interest income on loans held in its portfolio as a result of loans sold from the portfolio in the fourth quarter of 2001. For 2002, CIS Financial Services, Inc. ("CIS") purchased contracts of $45,580 and resold installment contracts totaling $38,313. In 2001, CIS purchased contracts of $35,768 and resold installment contracts totaling $36,325. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $7,908 for 2002 compared to $6,968 for 2001. During the fourth quarter of 2002, the Company closed one under-performing retail location, bringing the number of company-owned stores to four at December 31, 2002.

Other revenue consists mainly of revenue from the Company's wholesale supply and component manufacturing businesses, which primarily sell to the Company's home manufacturing segment. Revenues from external customers decreased 57.2% to $2,386 for 2002 compared to $5,580 during 2001. The decrease is primarily due to the closure of a supply company in March 2001 and the scaled back operations of another supply company which was sold during the third quarter of 2002.

Gross Profit
Gross profit is derived by deducting cost of sales from total revenue. Gross profit was $54,293 or 14.0% of total revenue, for 2002, versus $54,215 or 14.9% of total revenue in 2001.

Selling, General and Administrative
Selling, general and administrative expenses during 2002 were $62,649 or 16.2% of total revenue, versus $66,335 or 18.2% of total revenue in 2001 a decrease of $3,686, or 5.6%. The overall decrease includes a $4,130 reduction in advertising and promotion cost, including cost to support the exclusive dealer program, a benefit of $1,163 from the settlement of a 1998 insurance claim related to the Company's employee benefit plans, and a $978 decrease in goodwill amortization

* See Safe Harbor Statement on page 36.

expense (See Cumulative Effect of Change in Accounting Principle discussed below), offset by a $499 increase in inventory repurchase charges and a $1,626 increase in employee benefits cost (primarily health insurance).

Impairment and Other Related Charges
During 2002, the Company recorded impairment and other related charges of $6,064 ($5,253 after tax or $0.30 per diluted share) related to the closing of six home manufacturing plants. Impairment and other related charges totaling $1,003 ($1,003 after tax or $0.06 per diluted share) were recorded in 2001 in connection with the closing of a home manufacturing facility.

Operating Loss
Operating loss is derived by deducting cost of sales, selling, general and administrative expenses and impairment and other related charges from total revenue. Operating loss for 2002 was $14,420, compared to an operating loss of $13,123 in 2001. Segment operating results were as follows: (1) Home manufacturing operating loss, before intercompany eliminations, was $12,917 in 2002 as compared to a loss of $7,997 in 2001. The increased operating loss is primarily due to the increase in impairment and other related charges noted above. (2) Financial services operating loss was $22 in 2002 as compared to operating profit of $211 in 2001. The increased operating loss is primarily due to the decline in revenue as described above. (3) The retail segment's operating loss increased from $31 in 2001 to $223 in 2002 primarily due to lower gross margin and increased selling, general and administrative expenses. (4) The other segment operating profit increased, before intercompany eliminations, from $2,330 in 2001 to $4,716 in 2002 due mainly to the improved margins at one supply subsidiary and an addition of another supply subsidiary in mid 2001 that has been profitable. (5) General corporate operating expense, which is not identifiable to a specific segment, improved from $7,572 in 2001 to $5,930 in 2002 primarily due to the insurance settlement proceeds of $1,163 and some reduction in legal and professional fees.

Other Income (Expense)
Interest expense decreased $440 primarily due to lower interest rates on amounts outstanding under the Company's line of credit.

Other, net is comprised primarily of interest income (unrelated to financial services), equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. Other, net increased $683 due to $915 higher income from supply-related equity partnerships and $297 lower minority interest allocation which was offset somewhat by $529 lower interest income on operating bank balances.

Loss before Income Taxes
The Company's 2002 pre-tax loss was $14,792, reflecting a 1.2% improvement over the pre-tax loss of $14,618 in 2001. In 2002, the Company recorded charges of $6,064 for impairment and other related charges and a $1,163 benefit from the settlement of an insurance claim. In 2001, the Company recorded charges of $1,003 for impairment and other related charges and goodwill amortization of $978. No goodwill amortization has been recorded in 2002. Excluding these items, the loss before income taxes for 2002 was $9,891, down from the comparable pre-tax loss of $12,637 reported in 2001.

Income Taxes
Effective March 9, 2002, the Jobs Creation and Workers' Assistance Act was passed which enabled the Company to carryback net operating losses five years instead of two years as under the previous law. Due to the change in law, the Company received a refund of $4,634 in April of 2002, and received an additional refund of approximately $6,400 in March, 2003. Both refunds have been reflected in the current income tax provision and benefit related to the change in accounting principle for the year ended December 31, 2002. During 2002, net deferred tax assets decreased by $15,862, $4,190 due normal operating activities and $11,672 due to recognition of a valuation allowance against the remaining net deferred tax assets. The valuation allowance increased to $18,555 in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Realization of the deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. Because the Company has operated at a loss in its three most recent calendar years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the standards of FAS No. 109 it is not appropriate to record income tax benefits in excess of anticipated refunds of taxes previously paid. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required.

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

Net Loss
The Company's net loss for 2002, after impairment and other related charges, cumulative effect of a change in accounting principle and income tax items was $34,670 or $1.96 per diluted share, as compared to a net loss of $14,018 or $0.80 per diluted share in 2001.

2001 Compared to 2000
Revenue
Total revenue for 2001 was $363,871, increasing $30,759, or 9.2%, from 2000 revenue of $333,112.

Home manufacturing net sales in 2001 increased $41,996, or 13.7%, to $348,235 net of intercompany eliminations of $4,196. Home manufacturing net sales for 2000 were $306,239, net of intercompany eliminations of $5,292. Home shipments increased 10.4%, with floor shipments increasing by 14.7%. Multi-section home shipments, as a percentage of total shipments, increased from 61.6% of shipments in 2000 to 68.3% of shipments in 2001 in response to increasing consumer demand for multi-section homes as compared to single section homes. The average price of homes sold increased $700, from $27,100 in 2000 to $27,800 in 2001. Actual shipments of homes for 2001 were 12,669 versus 11,478 in 2000. Of these shipments, 51% in 2001 and 49% in 2000 were to exclusive dealers.

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

* See Safe Harbor Statement on page 36.

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

Selling, General and Administrative
Selling, general and administrative expenses during 2001 were $66,335 or 18.2% of total revenue, versus $84,566 or 25.4% of total revenue in 2000, a decrease of $18,231. The overall decrease includes a $1,228 reduction in employee benefits cost, a $1,161 reduction in service and warranty cost, a $7,566 decrease in inventory repurchase charges, a $2,334 reduction due to business units sold during 2000, a $2,045 reduction due to scaled-back retail operations, a $1,223 reduction in management information system costs and a $2,352 reduction in advertising and promotion costs, including costs to support the exclusive dealer program.

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

Operating Loss
Operating loss is derived by deducting cost of sales, selling, general and administrative expenses and impairment and other related charges from total revenue. Operating loss for 2001 was $13,123, compared to an operating loss of $51,239 in 2000. Home manufacturing operating loss, before intercompany eliminations, was $7,997 in 2001 as compared to a loss of $32,158 in 2000. The improvement was primarily due to the increase in revenue and gross profit and to reduced selling, general and administrative expenses. The year 2000 also included an operating loss and inventory and equipment valuation charges relating to the closing of the Adrian, Georgia plant totaling $3,450 ($2,173 after tax or $0.12 per diluted share). On October 2, 2000, the Company sold the inventory, tools, and supplies of the Adrian plant and leased the facility to a third party with an option to purchase. Financial services operating profit increased to $211 in 2001 as compared to an operating loss of $1,265 in 2000 primarily due to the decrease in impairment and other related charges noted above. The retail segment's operating loss decreased $9,513 from $9,544 in 2000 to $31 in 2001 primarily due to the closing or disposition of eleven under performing Company-owned retail locations in 2000. The other segment operating profit increase, before intercompany eliminations, of $4,173 is due mainly to the improved margins at one supply subsidiary and an addition of another supply subsidiary in 2001. General corporate operating loss, which is not identifiable to a specific segment, decreased $364.

Other Income (Expense)
Interest expense decreased $801 primarily due to a reduction in notes payable under retail floor plan agreements and lower interest rates on amounts outstanding under the Company's line of credit.

Other, net is comprised primarily of interest income (unrelated to financial services), equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. Other, net decreased $938 primarily due to $509 lower interest income on operating bank balances and $336 higher losses from supply-related equity partnerships.

Loss before Income Taxes
The Company's 2001 pre-tax loss was $14,618, reflecting a 72.2% improvement over the pre-tax loss of $52,597 in 2000. The prior-year pre-tax loss included impairment and other related charges of $6,975, charges for anticipated dealer failures of $9,414, inventory valuation charges of $2,971, charges related to a plant disposition of $3,450, and a fire insurance gain of $920. In 2001, the Company recorded charges of $1,848 for anticipated dealer failure and $1,003 for impairment and other related charges.

Income Taxes
The Company recorded an income tax benefit of $600 in the first quarter of 2001 relating to future income tax refunds and certain carryforward items, but did not record any additional benefit for net operating losses for the remainder of the year, because management believes it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No.109, Accounting for Income Taxes. *

Net Income (Loss)
The Company's net loss for 2001 was $14,018 or $0.80 per diluted share, as compared to a net loss of $33,468 or $1.88 per diluted share in 2000, primarily due to the factors noted above.


Liquidity and Capital Resources


                                                               Balances as of December 31,
                                                           -------------------------------------
        (dollars in thousands)                                  2002         2001         2000
                                                            ----------   ----------   ----------

        Cash, cash equivalents & certificates of deposit    $    34,939 $     43,256 $     35,394
        Working capital                                     $    12,346 $     18,183 $     27,213
        Current ratio                                          1.2 to 1     1.3 to 1     1.4 to 1
        Long-term debt                                      $    22,643 $     23,999 $     24,054
        Ratio of long-term debt to equity                        1 to 2       1 to 3       1 to 4
        Installment loan portfolio                          $    10,977 $      4,991 $      7,887


Operating activities during 2002 used net cash of $1,854. The Company received $1,163 in the second quarter of 2002 relating to the settlement of a 1998 insurance claim relating to the Company's employee benefit plans. Effective March 9, 2002, the Jobs Creation and Workers' Assistance Act was passed which enabled companies to carry back net operating losses five years instead of two years as under the previous rules. Due to the change in law, the Company

* See Safe Harbor Statement on page 36.

received a refund of $4,634 in April 2002 and received an additional refund of approximately $6,400 in March 2003.

The Company's capital expenditures were $2,062 for 2002, as compared to $3,496 for 2001. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and the exercise of a purchase option for a previously leased facility for $1,125 in 2001. The funding for this purchase came from an industrial development revenue bond issue.

In addition to its normal purchasing and selling of loans to other finance companies, during 2001 the Company received proceeds of approximately $4,500 from the sale of loans that were previously held in its installment loan portfolio.

As of December 31, 2002, the Company has a $35,000 revolving and term-loan agreement (the "Credit Facility") with the Company's primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to a maximum of $35,000. The amount available under the Credit Facility and applicable interest rates are based on certain levels of tangible net worth, defined as the total of the Company's tangible net worth and treasury stock purchases. At December 31, 2002 and 2001, $15,000 was outstanding under the revolving line of credit. No additional borrowing capacity is available at December 31, 2002. (See discussion below regarding new Credit Facility). The maturity date under the revolving line of credit is April 2005.

The term loan agreement contained in the Credit Facility provides for borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $35,000 (or such lesser amount as may be available). Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus 0.75%. No amounts were outstanding under the term loan portion of the Credit Facility at December 31, 2002 and 2001.

The Credit Facility contains certain restrictive covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $18,000, excluding floor plan notes payable which cannot exceed $6,000 and (iv) make annual capital expenditures in excess of $10,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $15,000), debt to tangible net worth ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.75 to 1) commencing with the year ending December 31, 2002 and thereafter, and to maintain a current ratio of at least 1.17 to 1 and the sum of consolidated tangible net worth plus treasury stock purchases, in 2001 and 2002, of at least $58,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At December 31, 2002, the Company was in violation of certain covenants; however, appropriate waiver letters have been obtained from the lender.

On March 18, 2003, the Company received a commitment from its primary lender for a new Credit Facility. The new Credit Facility is comprised of a revolving line of credit which provides for borrowings up to $25,000 and a real estate term loan component that allows for borrowings up to $10,000. This new Credit Facility changes certain financial covenants to be less restrictive and includes a revised borrowing base and interest rate schedule based on various levels of tangible net worth (as defined). The maturity date for the revolving line of credit remains unchanged.

The applicable interest rates under the new facility are based on certain levels of tangible net worth as noted in the following table.

         Tangible Net Worth
               ("TNW")                    Interest Rate
        ------------------------      -------------------------

        Above $77,000                 Prime less 0.50%
        $77,000 - $65,000             Prime
        $65,000 - $58,000             Prime plus 0.25%
        $58,000 - $38,000             Prime plus 1.00%
        Below $38,000                 Prime plus 2.00%


The amount available under the new facility is equal to the lesser of an amount based on defined percentages of accounts receivable and inventories or certain levels of tangible net worth as noted in the following table.

          Tangible Net Worth              Credit Facility
                ("TNW")                      Available
        ------------------------      -------------------------

        Above $50,000                 30% of TNW
        $50,000 - $38,000             $15,000
        $38,000 - $23,000             $15,000 to zero (dollar
                                      for dollar reduction)


Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. * CIS is currently re-selling loans to other lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases.* There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements.*

The Company currently believes existing cash and funds available under the new credit facility, together with cash provided by operations, will be adequate to fund the Company's operations and plans for the next twelve months.* However, there can be no assurances to this effect. If it is not, or if the Company is unable to remain in compliance with its covenants under its Credit Facility, the Company would seek to maintain or enhance its liquidity position and capital resources through further modifications to or waivers under the Credit Facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond the control of the Company.*

Projected cash to be provided by operations in the coming year is largely dependent on sales volume. The Company's manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices,

* See Safe Harbor Statement on page 36.

the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. A major third-party lender announced, in September 2002, plans to discontinue wholesale financing of manufactured homes, which may have a material adverse effect on Cavalier's ability to find financing for dealer purchases.* Reduced availability of such financing is currently having an adverse effect on the manufactured housing industry. * In addition, most states classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.

Contractual Obligations and Commitments (dollars in thousands)
The following table summarizes contractual obligations of the Company at December 31, 2002, including short- and long-term debt, commitments for future payments under non-cancelable operating lease agreements and other long-term obligations. For additional information related to these obligations, see Notes 5 and 10 to the Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period.

                                                                 Payments Due by Period
                                        -----------------------------------------------------------------------

                                                        Less than                                       After 5
                                        Total           1 year          1-3 years       4-5 years       years
                                        ---------       ---------       ---------       ---------       ---------
        Notes payable under             $      67       $      67       $     -         $     -         $     -
        retail floor plan
        agreements

        Revolving credit facility          15,000             -            15,000             -               -
        Industrial development              8,990           1,347           2,733           2,545            2,365
        revenue bond issue              ---------       ---------       ---------       ---------       ----------

        Total contractual cash          $  24,057       $   1,414       $  17,733       $   2,545       $    2,365
        obligations                     =========       =========       =========       =========       ==========


The following table summarizes contingent commitments of the Company at December 31, 2002, including contingent repurchase obligations, guarantees of debt for equity method investees and letters of credit. For additional information related to these contingent obligations, see Note 10 to the Consolidated Financial Statements and Critical Accounting Policies below. Contingent insurance plans' retrospective premium adjustments are excluded from this table as there is no definite expiration period (see Critical Accounting Policies below).

                                                     Amount of Commitment Expiration per Period
                                      --------------------------------------------------------------------------

                                                        Less than                                       After 5
                                        Total           1 year          1-3 years       4-5 years       years
                                        ---------       ---------       ---------       ---------       ---------
        Repurchase Obligations (1)      $ 127,000       $  42,000       $  85,000       $     -         $     -
        Guarantees             (2)          1,444             470             158             250             566
        Letters of Credit      (3)          4,223           4,223             -               -               -
                                        ---------       ---------       ---------       ---------       ----------
        Total Commitments               $ 132,667       $  46,693       $  85,158       $     250       $      566
                                        =========       =========       =========       =========       ==========


(1) For a complete description of the contingent repurchase obligation, see Critical Accounting Policies - Reserve for Repurchase Commitments. Although the commitments outstanding at December 31, 2002 have a finite life, these commitments are continually replaced as the Company continues to sell its manufactured homes to dealers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. The cost of these contingent repurchase obligations to the Company was $2,347 (2002), $1,848 (2001), and $9,414 (2000).

* See Safe Harbor Statement on page 36.

(2) The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum guaranty of $2,805. At December 31, 2002, $4,205 was outstanding under the various guarantees, of which the Company had guaranteed $1,444. One of the companies has a lease purchase agreement with a third party to sell a facility financed by debt that the Company has guaranteed. The Company expects the proceeds from the exercise of the purchase option to be used to pay off the debt and to be released from the guaranty upon payoff in 2003.

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

Product Warranties
Cavalier provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and current industry trends. Factors we use in the estimation of the warranty liability include historical sales amounts and warranty costs related to homes sold and any outstanding service work orders. We have a reserve for estimated warranties of $15,000 (2002) and $11,700 (2001). Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on Cavalier's results of operations.

Insurance
Cavalier's workmen's compensation (prior to February 1, 1999, and after April 1,
2001), product liability and general liability (prior to April 1, 2001) insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We were contingently liable at December 31, 2002 for future retrospective premium adjustments up to a maximum of approximately $18,149 in the event that additional losses are reported related to prior years. We recorded an estimated liability of approximately $4,535 (2002) and $3,861 (2001) related to these contingent claims. Claims exceeding our current expense levels could have a material adverse effect on Cavalier's results of operations.

Reserve for Repurchase Commitments
Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of Cavalier's sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event such product is repossessed upon a dealer's default. The risk of loss under repurchase agreements is lessened by the fact that (1) sales of our manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 1.1% of sales in 2002; (2) the price that Cavalier is obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 months) and (3) Cavalier historically has been able to resell homes repurchased from lenders. Cavalier reviews the aging of retail dealers' inventory to estimate the amount of inventory subject to repurchase obligation. Additionally, we review repurchase notifications received from floor plan sources and review our dealer inventory for expected repurchase notifications based on various communications from the lenders and the dealers as well as for dealers who, we believe, are experiencing financial difficulty. We apply a historical loss factor to the inventory estimated to be repurchased. The maximum amount for which we are contingently liable under such agreements approximated $127,000 at December 31, 2002. Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on the Company's operating results. For example, due to the rapid expansion of the retail distribution network in the manufacturing housing industry that occurred in much of the 1990's, there is currently an imbalance between industry retail inventories and consumer demand for manufactured homes. The deterioration in the availability of retail financing, along with significant competition from repossessed homes, has already extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in even greater intense price competition, further pressure on profit margins within the industry, and have a material adverse effect on Cavalier.* The Company's inventory at all retail locations, including Company-owned retail sales centers, declined 10% in 2001 from 2000 and another 12% in 2002 from levels at the end of 2001. While Cavalier believes that inventories of its homes are approaching levels which are more consistent with retail demand, due in part to the Company's emphasis on working with its dealers to reduce retail inventories, we cannot give investors assurances to this effect.* In spite of these efforts, significant unfavorable developments or further deterioration within the industry would undoubtedly have an adverse impact on Company operating results. We have a reserve for repurchase commitments of $4,000 (2002) and $3,200 (2001).

Impairment of Long-Lived Assets
Since the latter part of 1999, Cavalier and the manufactured housing industry have experienced a downturn in business as discussed above. Due to deteriorating market conditions, during this time, we have idled, closed or sold 15 manufactured housing facilities, a portion of our insurance and premium finance business, a portion of our supply operations and 12 under-performing retail locations. We periodically evaluate the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

Goodwill
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement is effective for financial statements issued

* See Safe Harbor Statement on page 36.

for years beginning after December 15, 2001. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of this statement, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. The entire amount of the goodwill was associated with the Company's home manufacturing unit.

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

Deferred Tax Asset
In the fourth quarter of 2002, the Company increased its valuation allowance against net deferred income tax assets by $11,672 to $18,555 in accordance with the requirements of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("FAS 109"). Realization of the deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. Because the Company has operated at a loss in its three most recent calendar years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the standards of FAS No. 109 it is not appropriate to record income tax benefits in excess of anticipated refunds of taxes previously paid. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required.

Related Party Transactions
During 2002, 2001, and 2000, the Company purchased raw materials of approximately $17,231, $15,648, and $11,893, respectively, from joint ventures in which the Company owns a minority interest and from a company in which a stockholder and director of the Company is also a stockholder.

The Company has a $35,000 revolving and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company of which $15,000 was outstanding at December 31, 2002 and 2001. The Company made payments to its lender in the amount of $936 (2002), $1,251 (2001), and $1,001
(2000) for interest, commitment, letter of credit and various bond related fees. See footnote 5 to the Consolidated Financial Statements for additional information regarding the Credit Facility.

One of the Company's manufacturing facilities was leased under a separate operating lease agreement with a company partially owned by certain officers, directors or stockholders of the Company. The related lease contained a purchase option that was exercised in 2001 for $1,125 using proceeds from an industrial development bond issue. The Company paid rents to related parties of $0 (2002), $36 (2001), and $377 (2000).

The Company recorded net income (loss) of investees accounted for by the equity method of $384, $(485), and $(243) for the years ended December 31, 2002, 2001, and 2000, respectively. Additionally, the Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. For additional information related to these guarantees, see footnote (2) under Contractual Obligations and Commitments above.

The Company used the services of a law firm in which a partner is also a director of the Company. The Company paid legal fees of $138 (2002), $170
(2001), and $201 (2000).

Impact of Inflation
The Company generally has been able to increase its selling prices to offset increased costs, including the costs of raw materials. Sudden increases in costs as well as price competition, however, can affect the ability of the Company to increase its selling prices. The Company believes that the relatively moderate rate of inflation over the past several years has not had a significant impact on its sales or profitability, but can give no assurance that this trend will continue in the future. *

Impact of Accounting Statements
In June 2001, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for any exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. The Company is currently evaluating the impact of adopting SFAS No. 146 on its consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. Interpretation 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of Interpretation 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements of Interpretation 45 are effective for financial statements or interim and annual periods ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

In December 2002, the FASB issued SFAS 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. SFAS 148 amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

Market Risk

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest rate risk inherent in its financial instruments, but is not currently subject to foreign currency or

* See Safe Harbor Statement on page 36.

commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

The Company is exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. These investments totaled $2,209 at December 31, 2002 and a deferred compensation liability of $3,110. As part of the Company's cost reduction strategy, the Board of Directors voted to terminate this plan as of December 31, 2002. Benefits were paid during the first quarter of 2003.

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed rate contracts with interest rates generally ranging from 9.0% to 15.0% and an average original term of 295 months at December 31, 2002. The Company estimated the fair value of its installment contracts receivable which approximates carrying value, using discounted cash flows and interest rates offered by CIS on similar contracts at December 31, 2002.

The Company has notes payable under retail floor plan agreements, two industrial development revenue bond issues and a revolving line of credit that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time.*

                                                      Assumed Annual Principal Cash Flows
                                          ------------------------------------------------------------------------
        (dollars in thousands)                      2003        2004      2005      2006      2007    Thereafter  Total   Fair value
                                                    ----        ----      ----      ----      ----    ----------  -----   ----------
        Installment loan portfolio                $ 6,060 a      48      $ 53      $ 60      $ 67     $ 4,689    $ 10,977  $ 11,467
        (weighted average interest rate - 11.53%)
                                                       Expected Principal Maturity Dates
                                         ------------------------------------------------------------------------
        (dollars in thousands)                     2003        2004      2005      2006      2007    Thereafter  Total   Fair value
                                                   ----        ----      ----      ----      ----    ----------  -----   -----------
        Notes payable and long-term debt         $ 1,414 b   $ 1,543  $ 16,190   $ 1,245   $ 1,300    $ 2,365  $ 24,057    $ 24,492
        (weighted average interest rate - 5.46%)

     a  The Company has recorded an allowance for credit losses of $859, primarily based upon management's assessment of historical experience factors and current economic conditions.
     b  Amount payable in 2003 includes $1,347 of current portion of long-term debt and $67 of notes payable under retail floor plan agreements.

            CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
            Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

Our disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
o        limitations in Cavalier's ability to pursue its business strategy;
o        acceptance of Cavalier's new product initiatives;
o changes in demographic trends, consumer preferences and Cavalier's business strategy;
o        changes  and  volatility  in  interest  rates and the  availability of capital;
o        changes  in  the  availability of retail (consumer) financing;
o        changes  in  the  availability  of wholesale (dealer) financing;
o        changes in level of industry retail inventories;
o        the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other key personnel;
o        competition;
o        contingent repurchase and guaranty obligations;
o        uncertainties regarding Cavalier's retail financing activities;
o        the potential unavailability and price increases for raw materials;
o        the potential unavailability of manufactured housing sites;
o        regulatory constraints;
o        the potential for additional warranty claims;
o        litigation;
o        the potential volatility in our stock price;
o uncertainty concerning continued listing of our common stock on the New York Stock Exchange;
o currency fluctuations, exchange controls, market disruptions and other effects resulting from the terrorist attacks on September 11, 2001 and actions, including armed conflict by the United States and other governments, in reaction thereto; and
o the commencement of hostilities and armed conflict by the United States in Iraq.

Any or all of our forward-looking statements in this report, in the 2002 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, under the heading "Risk Factors," we have provided a discussion of factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect Cavalier. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited quarterly financial data for the two years ended December 31, 2002 and 2001. The Company believes that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with accounting principles generally accepted in the United States of America. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period.

                               Fourth Quarter     Third Quarter      Second Quarter     First Quarterter  Total
                              ------------------------------------------------------------------------------------
2002
Revenue:
           Home manufacturing       $ 84,054           $ 95,108          $103,123           $ 91,988           $374,273
           Financial services            788                755               715                432              2,690
           Retail                      1,954              2,335             2,030              1,589              7,908
           Other                         212                495               775                904              2,386

                                    ---------         ----------         ---------          ---------          ---------

           Total revenue              87,008             98,693           106,643             94,913            387,257
                                    ---------         ----------         ---------          ---------          ---------

Gross profit                          10,289             15,795            14,879             13,330             54,293
Net income (loss)                    (20,988)  b, d        (762)              116            (13,036)    c      (34,670)b, c, d
Basic net income (loss) per share    a (1.19)  b, d       (0.04)             0.01               0.06     c        (1.16)b, c, d
Diluted net income (loss) per share  a (1.19)  b, d       (0.04)             0.01              (0.74)    c        (1.96)b, c, d

2001
Revenue:
           Home manufacturing       $105,222           $ 97,118          $ 90,332           $ 55,563           $348,235
           Financial services            884                724               785                695              3,088
           Retail                      1,785              1,790             1,751              1,642              6,968
           Other                       1,520              1,313             1,469              1,278              5,580

                                    ---------         ----------         ---------          ---------          --------

           Total revenue             109,411             100,945           94,337             59,178            363,871
                                    ---------          ----------        ---------          ---------          --------

Gross profit                           20,581             16,567           12,044              5,023             54,215
Net income (loss)                       1,250    e          (397)          (4,613)           (10,258)           (14,018)   e
Basic net income (loss) per share     a  0.07    e         (0.02)           (0.26)             (0.59)             (0.80)   e
Diluted net income (loss) per share   a  0.07    e         (0.02)           (0.26)             (0.59)             (0.80)   e

    a      The sum of quarterly amounts may not equal the annual amounts due to rounding.
    b      Includes impairment and other related charges of $6,064 ($5,253 net of taxes, or $0.30 per share basic and diluted)
           recorded in connection with closing six home manufacturing facilities.
    c      Includes cumulative effect of change in accounting principle of $14,162, net of tax of $1,306, or $0.80 per share, basic and diluted, to eliminate all goodwill due to impairment.
    d      Includes increase in deferred tax asset valuation allowance of $11,672 in accordance with SFAS No. 109.
    e      Includes impairment and other related charges of $1,003 ($1,003 net of taxes, or $.06 per share basic and diluted)
           recorded in connection with closing one home manufacturing facility.

           Certain amounts from the prior periods have been reclassified to conform to the 2002 presentation.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Index to Consolidated Financial Statements and Schedule

Independent Auditor's Report                                 40

Consolidated Balance Sheets                                  41

Consolidated Statements of Operations                        43

Consolidated Statements of Stockholders' Equity              44

Consolidated Statements of Cash Flows                        45

Notes to Consolidated Financial Statements                   46

Schedule -

         II - Valuation and Qualifying Accounts
                                                             64



Schedules I, III, IV and V have been omitted because they are either not required or are inapplicable.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Cavalier Homes, Inc.:

We have audited the accompanying consolidated balance sheets of Cavalier Homes, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cavalier Homes, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.

/s/ Deloitte & Touche LLP
-------------------------

Birmingham, Alabama
March 18, 2003


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------

                                                               2002             2001
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                  $ 34,939         $ 43,256
  Accounts receivable, less allowance for losses of
    $145 (2002) and $625 (2001)                                 3,353            7,293
  Notes and installment contracts receivable - current          6,102            1,708
  Inventories                                                  18,287           20,672
  Deferred income taxes                                         1,083            8,075
  Income tax receivable                                         5,738
  Other current assets                                          3,118            2,011
                                                            ---------        ---------
          Total current assets                                 72,620           83,015
                                                            ---------        ---------

PROPERTY, PLANT AND EQUIPMENT:
  Land                                                          6,014            6,047
  Buildings and improvements                                   46,693           50,633
  Machinery and equipment                                      40,624           44,185
                                                            ---------        ---------
                                                               93,331          100,865
  Less accumulated depreciation and amortization               42,974           41,173
                                                            ---------        ---------
           Total property, plant and equipment, net            50,357           59,692
                                                            ---------        ---------

INSTALLMENT CONTRACTS RECEIVABLE, less
  allowance for credit losses of $859 (2002) and
  $829 (2001)                                                   4,058            3,232
                                                            ---------        ---------

DEFERRED INCOME TAXES                                                            7,787
                                                            ---------        ---------

GOODWILL, less accumulated amortization
   of $6,968                                                                    15,468
                                                            ---------        ---------

OTHER ASSETS                                                    3,036            4,922
                                                            ---------        ---------

TOTAL                                                       $ 130,071        $ 174,116
                                                            =========        =========



                                                   (Continued)


CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2002 AND 2001
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------

                                                                      2002              2001
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt                                    $ 1,347          $ 1,294
  Notes payable under retail floor plan agreements                          67            2,364
  Accounts payable                                                       7,060            8,059
  Amounts payable under dealer incentive programs                       10,840           17,542
  Accrued compensation and related withholdings                          8,398            4,260
  Accrued insurance                                                      6,961            7,083
  Estimated warranties                                                  15,000           11,700
  Reserve for repurchase commitments                                     4,000            3,200
  Other accrued expenses                                                 6,601            9,330
                                                                     ---------        ---------
           Total current liabilities                                    60,274           64,832
                                                                     ---------        ---------
DEFERRED INCOME TAXES                                                    1,083
                                                                     ---------        ---------

LONG-TERM DEBT                                                          22,643           23,999
                                                                     ---------        ---------

OTHER LONG-TERM LIABILITIES                                                535            5,093
                                                                     ---------        ---------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS EQUITY:
  Series A Junior Participating Preferred Stock, $.01 par value;
    200,000 shares authorized, none issued
  Preferred stock, $.01 par value; 300,000 shares authorized, none issued
  Common stock, $.10 par value; 50,000,000 shares authorized,
    18,682,944 (2002) and 18,677,651 (2001) shares issued                1,868            1,868
  Additional paid-in capital                                            55,932           55,918
  Retained earnings (accumulated deficit)                               (8,163)          26,507
  Treasury stock, at cost;  1,017,300 (2002 and 2001) shares            (4,101)          (4,101)
                                                                     ---------        ---------

           Total stockholders' equity                                   45,536           80,192
                                                                     ---------        ---------

TOTAL                                                                $ 130,071        $ 174,116
                                                                     =========        =========

                                                      (Concluded)

See notes to consolidated financial statements.




CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------

                                                           2002           2001            2000

REVENUE                                                  $ 387,257      $ 363,871      $ 333,112
                                                        ----------     ----------     ----------
COST OF SALES                                              332,964        309,656        292,810

SELLING, GENERAL AND ADMINISTRATIVE                         62,649         66,335         84,566

IMPAIRMENT AND OTHER RELATED
  CHARGES                                                    6,064          1,003          6,975
                                                        ----------     ----------     ----------
                                                           401,677        376,994        384,351
                                                        ----------     ----------     ----------
OPERATING LOSS                                             (14,420)       (13,123)       (51,239)
                                                        ----------     ----------     ----------

OTHER INCOME (EXPENSE):
  Interest expense                                          (1,495)        (1,935)        (2,736)
  Other, net                                                 1,123            440          1,378
                                                        ----------     ----------     ----------
                                                              (372)        (1,495)        (1,358)
                                                        ----------     ----------     ----------

LOSS BEFORE INCOME TAXES                                   (14,792)       (14,618)       (52,597)

INCOME TAXES (BENEFIT)                                       5,716           (600)       (19,129)
                                                        ----------     ----------     ----------

LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                           (20,508)       (14,018)       (33,468)

CUMULATIVE EFFECT OF  CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX
  BENEFIT OF $1,306                                        (14,162)
                                                        ----------     ----------     ----------
NET LOSS                                                 $ (34,670)     $ (14,018)     $ (33,468)
                                                        ==========     ==========     ==========

BASIC AND DILUTED LOSS PER SHARE:
LOSS BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                         $   (1.16)     $   (0.80)     $   (1.88)

CUMULATIVE EFFECT OF  CHANGE IN
  ACCOUNTING PRINCIPLE                                       (0.80)
                                                        ----------     ----------     ----------
NET LOSS                                                 $   (1.96)     $   (0.80)     $   (1.88)
                                                        ----------     ----------     ----------

WEIGHTED AVERAGE SHARES
  OUTSTANDING                                           17,664,901     17,580,499     17,799,505
                                                        ==========     ==========     ==========

WEIGHTED AVERAGE SHARES OUTSTANDING,
   ASSUMING DILUTION                                    17,664,901     17,580,499     17,799,505
                                                        ==========     ==========     ==========


See notes to consolidated financial statements.



CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------


                                                        Additional      Retained
                                             Common     Paid-in         Earnings       Treasury
                                             Stock      Capital        (Accumulated    Stock        Total
                                                                        Deficit)


BALANCE, JANUARY 1, 2000                      $ 1,827    $ 55,181        $ 75,593     $ (3,210)   $ 129,391
  Stock options exercised                           1           3                                         4
  Income tax benefit attributable to exercise of
    stock options                                               3                                         3
  Sale of common stock under Employee Stock
    Purchase Plan                                  22         196                                       218
  Sale of common stock under Dividend
    Reinvestment Plan                                           8                                         8
  Accrued compensation                                         45                                        45
  Cash dividends paid ($.09 per share)                                     (1,600)                   (1,600)
  Purchase of treasury stock (225,000 shares)                                             (283)        (283)
  Net loss                                                                (33,468)                  (33,468)
                                              --------   --------        --------      --------     --------


BALANCE, DECEMBER 31, 2000                      1,850      55,436          40,525       (3,493)      94,318
  Stock options exercised                                       1                                         1
  Sale of common stock under Employee Stock
    Purchase Plan                                  18         120                                       138
  Accrued compensation                                        361                                       361
  Purchase of treasury stock (312,200 shares)                                             (608)        (608)
  Net loss                                                                (14,018)                  (14,018)
                                             --------    --------        --------      --------     --------

BALANCE, DECEMBER 31, 2001                      1,868      55,918          26,507       (4,101)      80,192
  Stock options exercised                                       8                                         8
  Income tax benefit attributable to exercise of
    stock options                                               6                                         6
  Net loss                                                                (34,670)                  (34,670)
                                             --------    --------        --------     --------     --------

BALANCE, DECEMBER 31, 2002                    $ 1,868    $ 55,932        $ (8,163)    $ (4,101)    $ 45,536
                                             ========    ========        ========     ========     ========


See notes to consolidated financial statements.



CAVALIER HOMES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------

                                                                       2002          2001          2000
OPERATING ACTIVITIES:
  Net loss                                                          $ (34,670)    $ (14,018)   $ (33,468)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
      Cumulative effect of change in accounting principle, net of tax  14,162
      Depreciation and amortization                                     6,286         8,174        9,759
      Change in provision for credit and accounts receivable losses      (450)          (72)        (264)
      Gain on sale of installment contracts                            (1,391)       (1,640)      (2,037)
      (Gain) loss on sale of property, plant and equipment                162          (355)        (864)
      Impairment and other related charges                              6,064         1,003        6,975
      Deferred income taxes                                            15,862           505       (2,660)
      Other, net                                                       (1,751)          714          411
      Changes in assets and liabilities:
          Accounts receivable                                           4,420        (3,821)       6,059
          Inventories                                                   2,385           718       28,730
          Income tax receivable                                        (5,738)       15,052      (12,919)
          Accounts payable                                               (999)         (117)      (4,127)
          Other assets and liabilities                                 (6,196)        1,160       (5,170)
                                                                     --------      --------     --------
             Net cash provided by (used in) operating activities       (1,854)        7,303       (9,575)
                                                                     --------      --------     --------

INVESTING ACTIVITIES:
  Proceeds from disposition of property, plant and equipment            1,059         1,111        3,673
  Capital expenditures                                                 (2,062)       (3,496)      (3,807)
  Net change in notes and installment contracts                       (43,585)      (33,722)     (57,057)
  Proceeds from sale of installment contracts                          39,704        37,965       62,278
  Other investing activities                                            2,013            42          270
                                                                     --------      --------     --------
           Net cash provided by (used in) investing activities         (2,871)        1,900        5,357
                                                                     --------      --------     --------

FINANCING ACTIVITIES:
  Net payments on notes payable                                        (2,297)         (957)     (12,241)
  Proceeds from long-term borrowings                                                  1,250       15,000
  Payments on long-term debt                                           (1,303)       (1,165)      (1,129)
  Net proceeds from sales of common stock                                               138          226
  Proceeds from exercise of stock options                                   8             1            4
  Cash dividends paid                                                                             (1,600)
  Purchase of treasury stock                                                           (608)        (283)
                                                                     --------      --------     --------
           Net cash used in financing activities                       (3,592)       (1,341)         (23)
                                                                     --------      --------     --------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                          (8,317)        7,862       (4,241)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           43,256        35,394       39,635
                                                                     --------      --------     --------

CASH AND CASH EQUIVALENTS, END OF YEAR                               $ 34,939      $ 43,256     $ 35,394
                                                                     ========      ========     ========

See notes to consolidated financial statements.


CAVALIER HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of Cavalier Homes, Inc. and its wholly owned and majority-owned subsidiaries (collectively, the "Company"). The Company's minority ownership interests in various joint ventures are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets. Intercompany transactions have been eliminated in consolidation. See Note 11 for information related to the Company's business segments.


      Nature of Operations - The Company designs and produces manufactured homes which are sold to a network of dealers located primarily in the South Central and South Atlantic regions of the United States. In addition, through its financial services segment, the Company offers retail installment sale financing and related insurance products primarily for manufactured homes sold through the Company's dealer network. The Company's retail segment operates retail sales locations which offer the Company's homes, financing, and insurance products to retail customers.


      Accounting Estimates - The Company's consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Property, Plant and Equipment - Property, plant and equipment is stated at cost and depreciated over the estimated useful lives of the related assets primarily using the straight-line method. Maintenance and repairs are expensed as incurred. In 2001, the Company paid $1,125 to exercise a purchase option on a previously leased facility to a company partially owned by a director of the Company.

      Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and was being amortized over the expected periods to be benefited, 15 to 25 years, using the straight-line method. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under this pronouncement, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of this statement, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. This charge was recorded in the first quarter of 2002, and the entire amount of goodwill was associated with the Company's home manufacturing unit.

      The Company and the manufactured housing industry have been impacted by inventory oversupply at the retail level, an increase in dealer failures, a reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. All of these factors have caused the Company to suffer significant losses since the last half of 1999. The fair value of the home manufacturing unit was determined by a third-party valuation specialist, using projections provided by Company management as well as industry and other market data. The fair value of the home manufacturing unit was lower than the carrying value, which required allocation of the fair value to the assets and liabilities of the unit. In this allocation process, various independent parties were used to appraise certain of the Company's manufacturing fixed assets. Additionally, Company management estimated fair value of other assets and liabilities based on assumptions believed to be appropriate to the valuation process. As a result of this fair value allocation process, the Company's goodwill was considered impaired and an adjustment was made during the first quarter of 2002.

      The following represents adjusted information as if goodwill had not been amortized under this new statement.

                                                         2002       2001       2000
      As adjusted information (SFAS No. 142):
      Net loss as reported                            $ (34,670) $ (14,018) $ (33,468)
      Amortization of goodwill                                -        978      1,203
                                                      ---------- ---------- ----------
      Adjusted loss                                   $ (34,670) $ (13,040) $ (32,265)
                                                      ========== ========== ==========

      Basic and diluted income (loss) per share:
      Net loss as reported                            $   (1.96) $   (0.80) $   (1.88)
      Amortization of goodwill                                -       0.06       0.07
                                                      ---------- ---------- ----------
      Adjusted loss                                   $   (1.96) $   (0.74) $   (1.81)
                                                      ========== ========== ==========


      Impairment of Long-Lived Assets - In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

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

      Product Warranties - The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company has provided a liability of $15,000 (2002) and $11,700 (2001) for estimated future warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends. Activity in the liability for product warranty was as follows:

                                              2002         2001        2000

      Balance, beginning of year           $ 11,700     $ 11,800    $ 13,000
      Provision for warranty costs           27,765       21,819      27,531
      Payments                              (24,465)     (21,919)    (28,731)
                                           --------     --------    --------
      Balance, end of year                 $ 15,000     $ 11,700    $ 11,800
                                           ========     ========    ========

      Allowance for Credit Losses on Installment Contracts - The Company has provided an allowance for estimated future credit losses resulting from retail financing activities of CIS Financial Services, Inc. ("CIS"), a wholly owned subsidiary, primarily based upon management's assessment of historical experience and current economic conditions.


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

      Net Income (Loss) Per Share - The Company reports two separate net income
      (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted). All options and warrants in 2002, 2001 and 2000 are excluded due to their antidilutive effect as a result of the Company's net losses. Antidilutive options and warrants (in thousands of shares) were 3,291, 2,734, and 3,050, for 2002, 2001, and 2000, respectively.

      Stock Based Compensation Plans - The Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Accordingly, no compensation expense has been recognized for these plans except where the exercise price was less than fair value on the date of grant. The Company has granted no such options. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and net loss per share would approximate the pro forma amounts below. See Note 7 for the assumptions used in the following table:

                                                              2002         2001          2000

      Net loss, as reported                                $ (34,670)    $ (14,018)   $ (33,468)
      Less:  Total stock-based employee compensation
        expense determined under fair value based method
        for all awards, net of related tax effects         $     867     $     443    $     436
                                                           ---------     ---------    ---------
        Pro forma                                          $ (35,537)    $ (14,461)   $ (33,904)
                                                           =========     =========    =========

      Basic and diluted loss per share:
        As reported                                          $ (1.96)      $ (0.80)     $ (1.88)
        Pro forma                                            $ (2.01)      $ (0.82)     $ (1.90)


      Derivative Instruments and Hedging Activities - The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company on January 1, 2001. Under SFAS No. 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At December, 2002 and 2001, the Company had no derivative instruments.

      Recently Issued Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for any exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value.

      In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002 and are not expected to have a material effect on the Company's consolidated financial statements. The disclosure requirements of FIN 45 are effective for financial statements or interim and annual periods ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

      Reclassifications - Certain amounts from the prior periods have been reclassified to conform to the 2002 presentation.

2.    IMPAIRMENT AND OTHER RELATED CHARGES

      During 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides that a long-lived asset or asset group that is to be sold shall be classified as "held for sale" if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. The Company has idle assets of $19,205 (2002) and $6,406 (2001) recorded at estimated fair value which are comprised primarily of closed home manufacturing facilities which the Company is attempting to sell. Management does not have evidence that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144 such assets are classified as "held and used" and depreciation has continued on these assets. The Company has also reclassified certain idle assets considered "held for sale" in the prior year to "held and used" in the current year as required by the statement. This reclassification did not have a significant impact on the results of operations for the year. The following paragraphs describe impairment and other related charges recorded in the current and prior years on the most significant of these closed facilities.

      During 2002, the Company recorded impairment and other related charges of $6,064 ($5,253 after tax or $0.30 per diluted share) in connection with the closing of six home manufacturing facilities. The charge included writedowns of $3,890 for property, plant and equipment, $22 for lease obligations and $2,152 for involuntary termination benefits for 989 employees. Involuntary termination benefits of $682 have been paid as of year-end.

      During 2001, the Company recorded impairment and other related charges of $1,003 ($1,003 after tax or $0.06 per diluted share) in connection with the closing of a home manufacturing facility. The charge included writedowns of $332 for property, plant and equipment, $84 for lease obligations and $587 for involuntary termination benefits for 93 employees. During 2002, all termination benefits and lease obligations were paid.

      During 2000, the Company recorded impairment and other related charges of $6,975 ($5,183 after tax or $0.29 per diluted share) in connection with the closing of four home manufacturing facilities and Company-owned retail sales centers, the sale of a portion of the Company's insurance and premium finance business, and the disposition of a portion of the Company's supply operations. The charge included writedowns of $2,506 for property, plant and equipment ($1,024 home manufacturing segment and $1,292 retail segment and $190 other segment), $4,082 for goodwill ($2,585 retail segment and $1,497 financial services segment), and $387 for noncompetition agreements and lease obligations ($335 retail segment and $52 other segment). Payments of $47 (2002) and $165 (2001) were made against the reserve for lease obligations.

      During 1999, the Company recorded impairment and other related charges of $4,002 ($2,458 after tax or $0.14 per diluted share) in connection with the closing of five home manufacturing facilities. The charge included writedowns of $3,036 for property, plant and equipment and $966 for lease and other obligations. Payments of $69 (2002), $100 (2001), and $619
      (2000) were made against the reserve for lease and other obligations.

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

      CIS's portfolio consists of fixed rate contracts with interest rates generally ranging from 9.0% to 15.0% and from 9.0% to 14.0% at December 31, 2002 and 2001, respectively. The average original term of the portfolio was approximately 295 and 298 months at December 31, 2002 and 2001, respectively. CIS enters into agreements to sell, without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CIS), contracts in its portfolio that meet specified credit criteria. Under these agreements, CIS sold $38,313, $36,325, and $60,241 of contracts receivable and realized gains of $1,391, $1,640, and $2,037 for the years ended December 31, 2002, 2001, and 2000, respectively.

      At December 31, 2002, scheduled principal payments of installment contracts receivable (including expected sales of contracts receivable in 2003) are as follows:

       Year Ending
       December 31,
       2003                       $ 6,060
       2004                            48
       2005                            53
       2006                            60
       2007                            67
       Thereafter                   4,689
                                 --------
       Total                     $ 10,977
                                 ========


      Activity in the allowance for credit losses on installment contracts was as follows:

                                       2002        2001         2000

      Balance, beginning of year      $ 829      $ 1,180      $ 1,656
      Provision for credit losses       356          459          687
      Charge-offs, net                 (326)        (810)      (1,163)
                                      -----      -------      -------

      Balance, end of year            $ 859        $ 829      $ 1,180
                                      =====      =======      =======

      At December 31, 2002 and 2001, the estimated fair value of installment contracts receivable was $11,467 and $4,944, respectively. These fair values were estimated using discounted cash flows and interest rates offered by CIS on similar contracts at such times.

4.    INVENTORIES

      Inventories consisted of the following:

                                      2002            2001

      Raw materials                $ 12,006        $ 13,917
      Work-in-process                 1,488           2,086
      Finished goods                  4,793           4,669
                                   --------        --------
      Total                        $ 18,287        $ 20,672
                                   ========        ========

      During 2002, 2001, and 2000, the Company purchased raw materials of approximately $17,231, $15,648, and $11,893, respectively, from joint ventures in which the Company owns a minority interest and from a company in which a stockholder and director of the Company is also a stockholder.

5.    CREDIT ARRANGEMENTS

      As of December 31, 2002, the Company has a $35,000 revolving and term-loan agreement (the "Credit Facility") with its primary bank, whose president is a director of the Company. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to $35,000. The amount available under the Credit Facility and applicable interest rates are based on certain levels of tangible net worth, defined as the total of the Company's tangible net worth and treasury stock purchases. At December 31, 2002 and 2001, $15,000 was outstanding under the revolving line of credit. No additional borrowing capacity is available at December 31, 2002. The maturity date of the revolving line of credit is April 2005.

      The bank's prime rate and LIBOR rate at December 31, 2002 and 2001 were 4.25% and 4.75%, and 1.38% and 1.88%, respectively. The Company made payments to its lender in the amount of $936 (2002), $1,251 (2001), and $1,001 (2000) for interest, commitment, letter of credit and various bond related fees.

      The term-loan agreement contained in the Credit Facility provides for borrowings of up to 80% of the Company's eligible installment sale contracts, up to a maximum of $35,000 (or such lesser amount as may be available). Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, and floats for the remaining two years at a rate (subject to certain limits) equal to the bank's prime rate plus .75%. No amounts were outstanding under the term-loan portion of the Credit Facility at December 31, 2002 and 2001.

      The Credit Facility contains certain restrictive and financial covenants, which, among other things, limit the aggregate of dividend payments and purchases of treasury stock, restrict the Company's ability to pledge assets, incur additional indebtedness and make capital expenditures, and requires the Company to maintain certain defined financial ratios. At December 31, 2002, the Company was in violation of certain covenants; however, appropriate waiver letters have been obtained from the lender. Amounts outstanding under the Credit Facility are secured by the accounts receivable and inventories of the Company, loans purchased and originated by CIS, and the capital stock of certain of the Company's consolidated subsidiaries.

      On March 18, 2003, the Company received a commitment from its primary lender for a new Credit Facility. The new Credit Facility is comprised of a revolving line of credit which provides for borrowings up to $25,000 and a real estate term loan component that allows for borrowings up to $10,000. This new Credit Facility changes certain financial covenants to be less restrictive and includes a revised borrowing base and interest rate schedule based on various levels of tangible net worth (as defined). The maturity date for the revolving line of credit remains unchanged.

      The applicable interest rates under the new facility are based on certain levels of tangible net worth as noted in the following table.

        Tangible Net Worth                            Interest
              (TNW)                                     Rate

        Above $77,000                             Prime less 0.50%
        $77,000 - $65,000                         Prime
        $65,000 - $58,000                         Prime plus 0.25%
        $58,000 - $38,000                         Prime plus 1.00%
        Below $38,000                             Prime plus 2.00%

      The amount available under the new facility is equal to the lesser of an amount based on defined percentages of accounts receivable and inventories or certain levels of tangible net worth as noted in the following table.

        Tangible Net Worth                          Credit Facility
              (TNW)                                    Available

        Above $50,000                               30% of TNW
        $50,000 - $38,000                           $15,000
        $38,000 - $23,000                           $15,000 to zero
                                                    (dollar for dollar
                                                     reduction)


      The Company has $67 and $2,364 of notes payable under retail floor plan agreements at December 31, 2002 and 2001, respectively. The notes are collateralized by certain inventories and bear interest ranging from prime to prime plus 2%.

      The Company has amounts outstanding under seven Industrial Development Revenue Bond issues ("Bonds") of $8,990 and $10,293 at December 31, 2002 and 2001, respectively. Four of the bond issues bear interest at variable rates ranging from 4.45% to 5.40% and mature at various dates through April 2009. One of the bond issues is payable in equal monthly installments and bears interest at 75% of the prime rate and matures in 2005. One of the bond issues is payable in equal quarterly principal payments with interest payable at 6.75% and matures in 2004. One of the bond issues is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 1.92% as determined by a remarketing agent. The bonds are collateralized by certain plant facilities.

      At December 31, 2002, principal repayment requirements on long-term debt are as follows:

               Year Ending
               December 31,

                   2003                                          $ 1,347
                   2004                                            1,543
                   2005                                           16,190
                   2006                                            1,245
                   2007                                            1,300
                   Thereafter                                      2,365
                                                                --------
                      Total                                       23,990
                   Less current portion                            1,347
                                                                --------
                   Long-term debt                               $ 22,643
                                                                ========


      At December 31, 2002 and 2001, the estimated fair value of outstanding borrowings was $24,492 and $25,928. These estimates were determined using rates at which the Company believes it could have obtained similar borrowings at such times.


      Cash paid for interest during the years ended December 31, 2002, 2001, and 2000 was $1,576, $1,990, and $2,725, respectively.

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

      Pursuant to a common stock repurchase program approved by the Company's Board of Directors, a total of 3,168,800 shares has been purchased at a cost of $24,842. The Company retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. At December 31, 2002, the Company has authority under the program to acquire up to 831,200 additional shares.

7.    INCENTIVE PLANS

o The Company has a Key Employee Stock Incentive Plan (the "1996 Plan") which provides for the granting of both incentive and non-qualified stock options. Additionally, the 1996 Plan provides for stock appreciation rights and awards of both restricted stock and performance shares. Options are granted at prices and terms determined by the compensation committee of the Board of Directors. Options granted under the 1996 Plan are generally exercisable six months after the grant date and expire ten years from the date of grant. Shares authorized for grant under this plan totaled 2,842,342 at December 31, 2002.

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

o The Company has an Employee Stock Purchase Plan under which 625,000 shares of the Company's common stock may be issued to eligible employees at a price equal to the lesser of 85% of the market price of the stock as of the first or last day of the payment periods (as defined). Employees may elect to have a portion of their compensation withheld, subject to certain limits, to purchase the Company's common stock. As of December 31, 2002 and 2001, all 625,000 shares available were issued to eligible employees.

o Effective December 31, 2002, the Company cancelled its Deferred Compensation and Flexible Option Plan (the "Deferred Plan")which provided for deferral of a portion of certain key employees' earnings plus a Company match. Upon the occurrence of a distributable event, the employee received the greater of cash at a fixed annual return or shares of the Company's common stock credited to his account valued at fair market value. The Company funded benefits under the Deferred Plan through cash contributions and through the issuance of a stock option to a trust at an exercise price equal to fair market value on the date of the grant. Under the Deferred Plan, there were 500,000 shares of Company common stock available for issuance. At
           December 31, 2002, the Company had recorded plan investments of $2,209 and a deferred compensation liability of $3,110.
           The unfunded liability will be paid using unallocated cash.

      Compensation expense recorded in connection with these plans for the years ended December 31, 2002, 2001 and 2000 was not material.

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

      The fair value of options granted were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                          2002          2001          2000

      Dividend yield                      0.00%         0.00%        0.10%
      Expected volatility                59.46%        56.05%       42.87%
      Risk free interest rate             4.56%         4.64%        6.57%
      Expected lives                  6.8 years     5.6 years    6.2 years


      The pro forma disclosure, as required by SFAS No. 123 and SFAS No. 148, is presented in tabular format in Note 1.

      The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts, and additional awards in future years are anticipated.

      With respect to options exercised, the income tax benefits resulting from compensation expense allowable under federal income tax regulations in excess of the expense (benefit) reflected in the Company's financial statements have been credited to additional paid-in capital. These benefits, which totaled $6 (2002), $0 (2001), and $3 (2000), represent a noncash financing transaction for purposes of the consolidated statements of cash flows.

      Information regarding all of the Company's stock option plans is summarized below:

                                                                                      Weighted
                                                                 Weighted             Average
                                                                 Average              Fair Value
                                                Shares           Exercise Price       At Grant Date


      Outstanding at January 1, 2000                2,795,403          $ 10.20
        Granted at fair value                         343,048             3.73                 $ 1.86
        Exercised                                      (7,071)            0.55
        Cancelled                                    (454,111)           10.20
                                                    ---------
      Outstanding at December 31, 2000              2,677,269           $ 9.40
        Granted at fair value                         330,663             2.90                 $ 1.58
        Exercised                                      (1,610)            0.55
        Cancelled                                    (218,233)           11.27
                                                    ---------
      Outstanding at December 31, 2001              2,788,089           $ 8.49
        Granted at fair value                         665,354             3.22                 $ 1.89
        Exercised                                      (5,293)            1.48
        Cancelled                                    (563,889)            5.90
                                                    ---------
      Outstanding at December 31, 2002              2,884,261           $ 7.79
                                                    =========           ======
      Options exercisable at December 31, 2002      2,884,261           $ 7.79
                                                    =========           ======
      Options exercisable at December 31, 2001      2,494,114           $ 9.13
                                                    =========           ======
      Options exercisable at December 31, 2000      2,656,869           $ 9.46
                                                    =========           ======


      Stock options available for future grants at December 31, 2002 were 613,950 under all of the Company's various stock option plans.


      The following table summarizes information concerning stock options outstanding at December 31, 2002:

                              Options Outstanding            Options Exercisable
                       ------------------------------ --------------------------

                                     Weighted
                                     Average       Weighted                  Weighted
                                     Remaining     Average                   Average
      Range of         Number        Contractual   Exercise    Number        Exercise
      Exercise Prices  Outstanding   Life          Price       Exercisable   Price

       $0.81 - $4.64    1,241,196     7.32         $ 3.48       1,241,196    $ 3.48
       $9.40 - $10.00     259,189     5.11           9.71         259,189      9.71
      $10.19 - $11.00   1,126,476     4.53          10.41       1,126,476     10.45
      $11.75 - $16.60     257,400     3.48          15.02         257,400     15.02
                        ---------                               ---------
       $0.81 - $16.60   2,884,261     5.69         $ 7.79       2,884,261    $ 7.79
                        =========     ====         ======       =========    ======

8.    INCOME TAXES

      Provision (benefit) for income taxes consist of:

                                                              2002        2001        2000
      Current:
        Federal                                            $ (10,166)    $ (505)   $ (16,469)
        State                                                     20       (600)
                                                           ---------     ------    ---------
                                                             (10,146)    (1,105)     (16,469)
                                                           ---------     ------    ---------
      Deferred:
        Federal                                               11,618        446       (2,353)
        State                                                  4,244         59         (307)
                                                           ---------     ------    ---------
                                                              15,862        505       (2,660)
                                                           ---------     ------    ---------
      Income taxes (benefit)                                   5,716       (600)     (19,129)
      Income tax benefit - change in accounting principle     (1,306)
                                                           ---------     ------    ---------
      Total                                                  $ 4,410     $ (600)   $ (19,129)
                                                           =========     ======    =========


      Effective March 9, 2002, the Jobs Creation and Workers' Assistance Act was passed which enabled the Company to carryback net operating losses five years instead of two years as under the previous law. Due to the change in law, the Company received a refund of $4,634 and received an additional refund of approximately $6,400 in 2003. Both refunds have been reflected in the current income tax provision and benefit related to the change in accounting principle for the year ended December 31, 2002.


      Total income tax expense (benefit) for 2002, 2001, and 2000, is different from the amount that would be computed by applying the expected federal income tax rate of 35% to income (loss) before income taxes. The reasons for this difference are as follows:

                                                                    2002        2001         2000

      Income tax (benefit) at expected federal income tax rate   $(9,199)    $(5,117)    $(18,409)
      State income taxes, net of federal tax effect                3,455        (178)      (1,439)
      Valuation allowance                                         11,672       4,310          500
      Non-deductible operating expenses                              212         385          219
      Goodwill                                                     4,210
      Additional refunds attributable to 2001 due to law change   (4,634)
                                                                 -------      -------    --------
            Total                                                $ 5,716      $ (600)    $(19,129)
                                                                 =======      =======    ========


      In the fourth quarter of 2002, the Company increased its valuation allowance against net deferred income tax assets by $11,672 to $18,555 in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes. Realization of the deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. Because the Company has operated at a loss in its three most recent calendar years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the standards of FAS No. 109 it is not appropriate to record income tax benefits in excess of anticipated refunds of taxes previously paid. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required.

      Deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. The approximate tax effects of temporary differences at December 31, 2002 and 2001 were as follows:

                                                                   2002        2001
                                                                  Assets (Liabilities)
                                                           -----------------------------

      Current differences:
        Warranty expense                                         $ 5,247           $ 4,031
        Inventory capitalization                                     695               885
        Allowance for losses on receivables                          390             1,024
        Accrued expenses                                           3,889             4,755
        Repurchase commitments                                     1,584             1,203
        Deferred gain                                                186              (332)
        Other                                                         14                13
                                                                 -------           -------
                                                                  12,005            11,579
      Less valuation allowance                                    10,922             3,504
                                                                 -------           -------
          Total                                                  $ 1,083           $ 8,075
                                                                 =======           =======

                                                                     2002      2001
                                                                  Assets (Liabilities)
                                                                --------------------------
      Noncurrent differences:
        Depreciation and basis differential of acquired assets      $ 809           $ (128)
        Net operating loss and other carryforwards                  4,616            8,756
        Goodwill                                                      363              537
        Capital loss carryforward                                                      576
        Merger related expenses                                                        252
        Other                                                         762            1,173
                                                                 --------          -------
                                                                    6,550           11,166
      Less valuation allowance                                      7,633            3,379
                                                                 --------          -------
      Total                                                      $ (1,083)         $ 7,787
                                                                 ========          =======

      At December 31, 2002, the Company had federal and state net operating loss carryforwards of $938 and $76,565, respectively. The net operating loss carryforwards will expire as follows:

                                         Federal        State

            2010                          $ 848
            2018                                      $   367
            2019                                          630
            2020                                       43,813
            2021                                       11,795
            2022                             90        19,960

      The federal income tax returns for the calendar years ended 1998 through 2001 are currently under examination. While the Company cannot predict the final outcome of this examination, management believes that such outcome will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows.

      Net cash paid (received) for income taxes for the years ended December 31, 2002, 2001, and 2000 was $(4,820), $(17,057), and $(3,553), respectively.

9.    EMPLOYEE BENEFIT PLANS

      The Company has self-funded group medical plans which are administered by third party administrators. The medical plans have reinsurance coverage limiting liability for any individual employee loss to a maximum of $100, with an aggregate limit of losses in any one year based on the number of covered employees. Incurred claims identified under the Company's incident reporting system and incurred but not reported claims are funded or accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries. The Company has established self-insurance trust funds for payment of claims and makes deposits to the trust funds in amounts determined by consulting actuaries. The cost of these plans to the Company was $4,771, $4,334, and $5,467, for years ended December 31, 2002, 2001, and 2000, respectively.

      The Company sponsors an employee 401(k) retirement plan covering all employees who meet participation requirements. Employee contributions are limited to a percentage of compensation as defined in the plan. The amount of the Company's matching contribution is discretionary as determined by the Board of Directors. Company contributions amounted to $546, $591, and $736, for the years ended December 31, 2002, 2001, and 2000, respectively.

10.   COMMITMENTS AND CONTINGENCIES

      Operating Leases:

      Two of the Company's manufacturing facilities were leased under separate operating lease agreements with companies partially owned by certain officers, directors or stockholders of the Company. One related lease was terminated in April 2000 with a one-time cancellation payment of $150 made to the lessor. The other related lease contained a purchase option that was exercised in 2001 for $1,125 using proceeds from an industrial development bond issue.

      Additionally, the Company is obligated under various operating lease agreements with varying monthly payments and expiration dates through March 2006. Total rent expense under operating leases was $83, $292, and $1,131, for the years ended December 31, 2002, 2001, and 2000, respectively, including rents paid to related parties of $0 (2002), $36
      (2001), and $377 (2000).

      Future minimum rents payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2002 are not significant.


      Contingent Liabilities and Other:

      a. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 months) and is further reduced by the resale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $127,000 at December 31, 2002. The Company has a reserve for repurchase commitments of $4,000 (2002) and $3,200 (2001) based on prior experience and market conditions. Activity in the reserve for repurchase commitments was as follows:

                                                    2002        2001       2000

      Balance, beginning of year                  $ 3,200    $ 4,100    $ 3,330
      Provisions for losses on inventory
        repurchases, net                            2,347      1,848      9,414
      Payments                                     (1,547)    (2,748)    (8,644)
                                                  -------    -------    -------
      Balance, end of year                        $ 4,000    $ 3,200    $ 4,100
                                                  =======    =======    =======


      b. Under the insurance plans described in Note 1, the Company was contingently liable at December 31, 2002 for future retrospective premium adjustments up to a maximum of approximately $18,149 in the event that additional losses are reported related to prior years.

      c. The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Legal fees associated with these lawsuits are accrued at the time such cases are identified. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company. However, the potential exists for unanticipated material adverse judgments against the Company. The Company used the services of a law firm in which a partner is also a director of the Company. The Company paid legal fees to this firm of $138 (2002), $170 (2001), and $201 (2000).

      d. The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt up to a maximum aggregate guaranty of $2,805. At December 31, 2002, $4,205 of debt was outstanding under the various guarantees, of which the Company had guaranteed $1,444.

      e. The Company has provided letters of credit totaling $4,223 as of December 31, 2002 to providers of certain of its insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The Company has recorded insurance expense based on anticipated losses related to these policies.

11.   SEGMENT INFORMATION

      The Company's reportable segments are organized around products and services. Through its Home manufacturing segment, the Company's ten divisions, which are aggregated for reporting purposes, design and manufacture homes which are sold in the United States to a network of dealers which includes Company owned retail locations. Through its financial services segment, the Company offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's retail segment is comprised of company owned retail lots that derive their revenues from home sales to individuals. Included in the "other" category are primarily supply companies who sell their products to the manufacturing segment of the Company as well as other manufacturers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expenses) or income taxes (benefit).

                                                                2002            2001             2000
      Gross revenue:
        Home manufacturing                                    $ 380,433       $ 352,431        $ 311,531
        Financial services                                        2,690           3,088            4,878
        Retail                                                    7,908           6,968           16,842
        Other                                                    41,443          28,966           29,261
                                                              ---------       ---------        ---------
        Gross revenue                                           432,474         391,453          362,512
                                                              ---------       ---------        ---------
      Intersegment revenue:
        Home manufacturing                                        6,160           4,196            5,292
        Financial services
        Retail
        Other                                                    39,057          23,386           24,108
                                                              ---------       ---------        ---------
        Intersegment revenue                                    45,217          27,582           29,400
                                                              ---------       ---------        ---------
      Revenue from external customers:
        Home manufacturing                                      374,273         348,235          306,239
        Financial services                                        2,690           3,088            4,878
        Retail                                                    7,908           6,968           16,842
        Other                                                     2,386           5,580            5,153
                                                              ---------       ---------        ---------
        Total revenue                                         $ 387,257       $ 363,871        $ 333,112
                                                              =========       =========        =========
      Operating profit (loss):
        Home manufacturing                                    $ (12,917)       $ (7,997)       $ (32,158)
        Financial services                                          (22)            211           (1,265)
        Retail                                                     (222)            (31)          (9,544)
        Other                                                     4,716           2,330           (1,843)
        Elimination                                                 (45)            (64)           1,507
                                                              ---------       ---------        ---------
        Segment operating loss                                   (8,490)         (5,551)         (43,303)
        General corporate                                        (5,930)         (7,572)          (7,936)
                                                              ---------       ---------        ---------
        Operating loss                                        $ (14,420)      $ (13,123)       $ (51,239)
                                                              =========       =========        =========
      Depreciation and amortization:
        Home manufacturing                                      $ 4,658         $ 6,427          $ 7,370
        Financial services                                           63             118              294
        Retail                                                       41              24              327
        Other                                                       522             463              548
                                                              ---------       ---------        ---------
        Segment depreciation and amortization                     5,284           7,032            8,539
        General corporate                                         1,002           1,142            1,220
                                                              ---------       ---------        ---------
        Total depreciation and amortization                     $ 6,286         $ 8,174          $ 9,759
                                                              =========       =========        =========

                                               2002           2001         2000
    Capital expenditures:
      Home manufacturing                     $ 1,186        $ 1,501     $ 3,289
      Financial services                         107             20          86
      Retail                                                                 11
      Other                                      682          1,947         159
                                           ---------      ---------   ---------
    Segment capital expenditures               1,975          3,468       3,545
      General corporate                           87             28         262
                                           ---------      ---------   ---------
        Total capital expenditures           $ 2,062        $ 3,496     $ 3,807
                                           =========      =========   =========
    Identifiable assets:
      Home manufacturing                    $ 70,397      $ 109,429
      Financial services                      12,497         12,387
      Retail                                   6,458          5,566
      Other                                   10,257         11,709
                                           ---------      ---------
      Segment identifiable assets             99,609        139,091
      General corporate                       30,462         35,025
                                           ---------      ---------
        Total assets                       $ 130,071      $ 174,116
                                           =========      =========

    The Financial services segment's operating profit includes net interest income of $981, $1,197, and $1,223, and gains from the sale of installment contracts of $1,391, $1,640, and $2,037, for the years ended December 31, 2002, 2001, and 2000, respectively.

    Identifiable assets for the General corporate category include $2,159, $2,017, and $1,768, of investment in equity method investees at December 31, 2002, 2001, and 2000, respectively. General corporate operating income includes equity in the net income (loss) of investees accounted for by the equity method of $384, $(485), and $(243), for the years ended December 31, 2002, 2001, and 2000, respectively.

                       CAVALIER HOMES INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              For the Years Ended December 31, 2002, 2001 and 2000
                             (Dollars in Thousands)

                                                             Increases      Additions
                                              Balance at    Attributable    Charged to     Charged                      Balance at
                                              Beginning of       to         Costs and      to Other                       End of
                                                Period      Acquisitions     Expenses      Accounts     Deductions        Period
                                             ------------  -------------  ------------- -------------  ------------   -------------
        Allowance for losses on Accounts
           Receivable:
               Year Ended December 31, 2002   $       625                            44                        (524) $           145
                                              ============  =============  ============= =============  ============   =============

               Year Ended December 31, 2001   $       346                           343                         (64) $           625
                                              ============  =============  ============= =============  ============   =============

               Year Ended December 31, 2000   $       134                           369                        (157) $           346
                                              ============  =============  ============= =============  ============   =============

        Allowance for credit losses:
               Year Ended December 31, 2002   $       829                           356                        (326) $           859
                                              ============  =============  ============= =============  ============   =============

               Year Ended December 31, 2001   $     1,180                           459                        (810) $           829
                                              ============  =============  ============= =============  ============   =============

               Year Ended December 31, 2000   $     1,656                           687                      (1,163) $         1,180
                                              ============  =============  ============= =============  ============   =============

        Accumulated amortization of goodwill:
               Year Ended December 31, 2002   $     6,968                                                    (6,968) $             -
                                              ============  =============  ============= =============  ============   =============

               Year Ended December 31, 2001   $     5,990                           978                              $         6,968
                                              ============  =============  ============= =============  ============   =============

               Year Ended December 31, 2000   $     5,368                         1,203                        (581) $         5,990
                                              ============  =============  ============= =============  ============   =============

        Accumulated amortization of non-compete
           agreement:
               Year Ended December 31, 2002   $         -                             -                           -  $             -
                                              ============  =============  ============= =============  ============   =============

               Year Ended December 31, 2001   $        -                                                             $             -
                                              ============  =============  ============= =============  ============   =============

               Year Ended December 31, 2000   $       169                            50                        (219) $             -
                                              ============  =============  ============= =============  ============   =============

        Warranty reserve:
               Year Ended December 31, 2002   $    11,700                        27,765                     (24,465) $        15,000
                                              ============  =============  ============= =============  ============   =============

               Year Ended December 31, 2001   $    11,800                        21,819                     (21,919) $        11,700
                                              ============  =============  ============= =============  ============   =============

               Year Ended December 31, 2000   $    13,000                        27,531                     (28,731) $        11,800
                                              ============  =============  ============= =============  ============   =============

        Reserve for repurchase commitments:
              Year Ended December 31, 2002    $    3,200                          2,347                      (1,547) $         4,000
                                              ============  =============  ============= =============  ============   =============

              Year Ended December 31, 2001    $    4,100                          1,848                      (2,748) $         3,200
                                              ============  =============  ============= =============  ============   =============

              Year Ended December 31, 2000    $    3,330                          9,414                      (8,644) $         4,100
                                              ============  =============  ============= =============  ============   =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

For a description of the directors and executive officers of the Company, see "Election of Directors," "Executive Officers and Principal Stockholders," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For a description of the Company's executive compensation, see "Election of Directors," "Executive Officers and Principal Stockholders," "Executive Compensation" (other than the "Report of the Compensation Committee on Executive Compensation" and the "Performance Graph"), "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

For a description of the security ownership of management and certain beneficial owners, see "Executive Officers and Principal Stockholders" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, which are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of certain relationships and related transactions of the Company, see "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2003, which are incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

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

                                     PART IV

ITEM 15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS  ON FORM 8-K

(a) 1. The financial statements contained in this report and the page on which they may be found are as follows:

         Financial Statement Description                      Form 10-K Page No.

         Independent Auditors' Report                                    40
         Consolidated Balance Sheets as of
         December 31, 2002 and 2001                                      41
         Consolidated Statements of Operations
           for the years ended December 31, 2002, 2001 and 2000          43
         Consolidated Statements of Stockholders' Equity
           for the years ended December 31, 2002, 2001 and 2000          44
         Consolidated Statements of Cash Flows for the years
           ended December 31, 2002, 2001 and 2000                        45
         Notes to Consolidated Financial Statements                      46

         2. The financial statement schedule required to be filed with this report and the pages on which it may be found is as follows:

 `No.     Schedule Description                                    Form 10-K Page
----     --------------------                                    --------------
  II     Valuation and Qualifying Accounts                               64

         3. The exhibits required to be filed with this report are listed below. The Company will furnish upon request any of the exhibits listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to the Company providing the exhibit.

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

         * (k) Lease Agreement dated April 1, 1999, between Crisp County-Cordele Industrial Development Authority and Cavalier Industries, Inc. regarding the lease of the manufacturing facility located in Cordele, Georgia, filed as
Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         * (x) Second Modification to Amended and Restated Revolving Note, dated as of June 21, 2002, between the Company and First Commercial Bank, filed as
Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

         * (y) Third Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of June 21, 2002, between the Company and First Commercial Bank, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

         * (z) Third Modification to Amended and Restated Revolving Note, dated as of October 25, 2002, between the Company and First Commercial Bank, filed as
Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.

         * (aa) Fourth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of October 25, 2002, between the Company and First Commercial Bank, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.

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

         * (gg) Continuing Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., dated March 31, 2000, relating to guaranty of payments of Cavalier Acceptance Corporation, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

         * (hh) Release of Guarantor and Amendment to Guaranty Agreements among First Commercial Bank, Patriot Homes, Inc., Cavalier Homes, Inc., Southern Energy Homes, Inc. and Lee Roy Jordan, dated as of December 31, 1999, filed as
Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         * (ii) Guaranty Agreement between SouthTrust Bank and Cavalier Homes, Inc. dated as of July 27, 1998, relating to guaranty of payments by Woodperfect, Ltd., filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.

         * ** (jj) Cavalier Homes, Inc. 1988 Nonqualified Stock Option Plan, as amended, filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

         * ** (kk) Cavalier Homes, Inc. 1993 Amended and Restated Nonqualified Stock Option Plan, filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         * ** (ll) Cavalier Homes, Inc. Executive Incentive Compensation Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

         * ** (mm) Amendment to Cavalier Homes, Inc. Executive Incentive Compensation Plan, filed as Exhibit 10(ii) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.

         * ** (nn) Cavalier Homes, Inc. Employee Stock Purchase Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

         * ** (oo) Cavalier Homes, Inc. Key Employee Stock Incentive Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

         * ** (pp) Amendment to Cavalier Homes, Inc. Key Employee Stock Incentive Plan, filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.

         * ** (qq) Amendment to Cavalier Homes, Inc. Key Employee Stock Incentive Plan, effective December 30, 1997, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         * ** (rr) Amendment to Cavalier Homes, Inc. Key Employee Stock Incentive Plan, effective January 23, 1998, filed as Exhibit 10(k) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         * ** (ss) Amendment to Cavalier Homes, Inc. Key Employee Stock Incentive Plan, effective October 20, 1998, filed as Exhibit 10(l) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         * ** (tt) Cavalier Homes, Inc. Amended and Restated Nonemployee Directors Stock Option Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

         * ** (uu) Amendment to Cavalier Homes, Inc. Amended and Restated Nonemployee Directors Plan filed as Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         * ** (vv) Amendment to Cavalier Homes, Inc. Amended and Restated Nonemployee Directors Plan, filed as Exhibit 10(n) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         * (ww) Cavalier Homes, Inc. Amended and Restated Dividend Reinvestment Plan, filed as Appendix A to the Prospectus appearing in the Company's Post-Effective Amendment No. 1 to Form S-3, Registration No. 333-48111, filed on September 29, 1998.

         * (xx) Cavalier Homes, Inc. Amended and Restated Dealership Stock Option Plan filed as Appendix A to the Company's Registration Statement on Form S-3, Amendment No. 2, Registration No. 33-62487, dated June 18, 1998.

         * ** (yy) Cavalier Homes, Inc. Deferred Compensation Plan, effective April 1, 1998, filed as Exhibit 10(d) to the Quarterly Report on Form 10-Q for the quarter ended June 26, 1998.

         * ** (zz) Cavalier Homes, Inc. Flexible Option Plan filed as Exhibit 4(e) to the Company's Registration Statement on Form S-8, Registration No. 333-57743, dated June 28, 1998.

         * ** (aaa) Belmont Homes, Inc. 1994 Incentive Stock Plan, filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

         * ** (bbb) Belmont Homes, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors, filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

         * ** (ccc) Form of Stock Option Agreement between the Company and Thomas A. Broughton, III, dated January 29, 2002, filed as Exhibit 4(e) to the Company's Registration Statement on Form S-8, Registration No. 333-90652.

         * ** (ddd) Form of Stock Option Agreement between the Company and Lee Roy Jordan, dated January 29, 2002, filed as Exhibit 4(f) to the Company's Registration Statement on Form S-8, Registration No. 333-90652.

         * ** (eee) Form of Stock Option Agreement between the Company and John W Lowe, dated January 29, 2002, filed as Exhibit 4(g) to the Company's Registration Statement on Form S-8, Registration No. 333-90652.

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

          * (iii) Split Dollar Insurance Agreement dated April 1, 1994 by and between the Company and Judy Darnell as Trustee of the Barry Donnell Irrevocable Insurance Trust filed as Exhibit 10(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         * ** (jjj) Retention and Severance Agreement, dated August 26, 1998, by and between Cavalier Homes, Inc. and Barry B. Donnell, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998 filed as Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

         * ** (mmm) Retention and Severance Agreement, dated August 26, 1998, by and between Cavalier Homes, Inc. and Gregory A.
Brown.

(11) Statement re: Computation of Per Share Earnings.

(21) Subsidiaries of the Registrant.

(23) Consent of Deloitte & Touche LLP.

(99) 906 Certifications

        (a) Certificate by Chief Executive Officer

        (b) Certificate by Chief Financial Officer
 -----------------------------------------
* Incorporated by reference herein.
** Management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K
    None.

SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAVALIER HOMES, INC.
                                   --------------------
                                   Registrant

                                   By: /s/ DAVID A. ROBERSON
                                       ---------------------
                                   Its President
                                   Date: March 31, 2003


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Signature                                   Title                                                Date

/s/ DAVID A. ROBERSON                       Director and Principal Executive                     March 31, 2003
------------------------------
                                            Officer

/s/ MICHAEL R. MURPHY                       Director and Principal Financial and                 March 31, 2003
------------------------------
                                            Accounting Officer

/s/ BARRY DONNELL                           Chairman of the Board and Director                   March 31, 2003
------------------------------


/s/ THOMAS A. BROUGHTON, III                Director                                             March 31, 2003
------------------------------


/s/ JOHN W LOWE                             Director                                             March 31, 2003
 -----------------------------


/s/ LEE ROY JORDAN                          Director                                             March 31, 2003
------------------------------


/s/ GERALD W. MOORE                         Director                                             March 31, 2003
------------------------------


/s/ A. DOUGLAS JUMPER, SR.                  Director                                             March 31, 2003
------------------------------


/s/ MIKE KENNEDY                            Director                                             March 31, 2003
------------------------------


/s/ JOHN W. ALLISON                         Director                                             March 31, 2003
------------------------------

                                 CERTIFICATIONS

         I, David A. Roberson, certify that:

         1. I have reviewed this annual report on Form 10-K of Cavalier Homes, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ David A. Roberson
---------------------

David A. Roberson
Chief Executive Officer

                                 CERTIFICATIONS

         I, Michael R. Murphy, certify that:

         1. I have reviewed this annual report on Form 10-K of Cavalier Homes, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14, for the registrant and have:

                  a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions);

                  a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Michael R. Murphy
---------------------

Michael R. Murphy
Chief Financial Officer

INDEX

Exhibit
Number


(11) Statement re: Computation of Per Share Earnings

(21) Subsidiaries of the Registrant

(23) Consent of Deloitte & Touche LLP

(99) 906 Certifications

        (a) Certificate by Chief Executive Officer

        (b) Certificate by Chief Financial Officer

                                   Exhibit 11
                 Statement re: Computation of Per Share Earnings

                                                 CAVALIER HOMES, INC. AND SUBSIDIARIES
                                           COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE
                                            (dollars in thousands except per share amounts)

                                                                                For the Year Ended December 31,
                                                                 --------------------------------------------------------------
                                                                       2002                  2001                  2000
                                                                 ------------------    ------------------    ------------------

         BASIC & DILUTED
              Net loss                                         $           (34,670) $            (14,018) $            (33,468)
                                                                 ==================    ==================    ==================

         SHARES:

         Weighted average common shares
           outstanding (basic)                                          17,664,901            17,580,499            17,799,505

          Dilutive effect of stock options
             and warrants                                                        -                     -                     -
                                                                 ------------------    ------------------    ------------------

           Weighted average common shares
             outstanding, assuming dilution (diluted)                   17,664,901            17,580,499            17,799,505
                                                                 ==================    ==================    ==================




        Basic net loss per share                              $              (1.96) $              (0.80) $              (1.88)
                                                                 ==================    ==================    ==================

         Diluted net loss per share                           $              (1.96) $              (0.80) $              (1.88)
                                                                 ==================    ==================    ==================


                                   Exhibit 21
                         Subsidiaries of the Registrant



         BRC Components, Inc., an Alabama corporation
         Cavalier/AAA, a Delaware limited liability company
         CIS Financial Services, Inc., an Alabama corporation
         Cavalier Home Builders, LLC, a Delaware limited liability company Cavalier Properties, Inc., a Delaware corporation
         Cavalier Real Estate Co., Inc., a Delaware corporation
         Quality Certified Insurance Services, Inc., an Alabama corporation Quality Housing Supply, LLC, a Delaware limited liability company Ridge Pointe Manufacturing, LLC, an Alabama limited liability company The Home Place, LLC, an Alabama limited liability company

                                   Exhibit 23
                        Consent of Deloitte & Touche LLP




INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 33-20842, 33-20859, 33-86232, 33-86236, 333-06371, 333-19833, 333-45255,
333-57743 and 333-90652 of Cavalier Homes, Inc. on Form S-8, and to the incorporation by reference in Registration Statements Nos. 33-62487 (as amended), 333-18213 (as amended), 333-00607 (as amended), 333-48111 (as amended)
and 333-64925 (as amended) of Cavalier Homes, Inc. on Form S-3 of our report dated March 18, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the Company's change in its method of accounting for goodwill) appearing in this Annual Report on Form 10-K of Cavalier Homes, Inc. for the year ended December 31, 2002.

/s/ Deloitte & Touche LLP


Birmingham, Alabama
March 28, 2003

                                  EXHIBIT 99(a)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. ("Company") Annual Report on Form 10-K for the period ended December 31, 2002 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    March 31, 2003              By:      /s/ David A. Roberson
                                    -------------------------------------------
                                                  David A. Roberson
                                               Chief Executive Officer

                                  EXHIBIT 99(b)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Cavalier Homes, Inc. ("Company") Annual Report on Form 10-K for the period ended December 31, 2002

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    March 31, 2003             By:      /s/ Michael R. Murphy
                                   --------------------------------------------
                                                 Michael R. Murphy
                                              Chief Financial Officer