Form 10-Q
period 2003-03-29
CAVALIER HOMES INC
filed 2003-05-13
CIK 789863

UNITED STATES
                                  SECURITIES & EXCHANGE COMMISSION
                                       Washington, D.C.  20549

                                               FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 29, 2003

                                               OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                to
                                        ---------------    ----------------


                          Commission File Number 1-9792

                               Cavalier Homes, Inc.
                               --------------------
              (Exact name of Registrant as specified in its charter)


       Delaware                                         63-0949734
------------------------------                 --------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                                     Outstanding at May 13, 2003
---------------------------                        ---------------------------
Common Stock, $.10 Par Value                             17,665,644 Shares


                                        CAVALIER HOMES, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited - dollars in thousands except per share amounts)
                                                                                       March 29,        December 31,
 ASSETS                                                                                  2003              2002
                                                                                      ------------    ----------------
 CURRENT ASSETS:
      Cash and cash equivalents                                                     $      28,215  $           34,939
      Accounts receivable, less allowance for losses of $152 (2003) and $145 (2002)        13,162               3,353
      Notes and installment contracts receivable - current                                  5,069               6,102
      Inventories                                                                          16,273              18,287
      Deferred income taxes                                                                   981               1,083
      Income tax receivable                                                                     -               5,738
      Other current assets                                                                    632               3,118
                                                                                      ------------    ----------------

             Total current assets                                                          64,332              72,620
                                                                                      ------------    ----------------

 PROPERTY, PLANT AND EQUIPMENT (Net)                                                       47,777              50,357
                                                                                      ------------    ----------------

 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $839 (2003) and $859 (2002)                             4,450               4,058
                                                                                      ------------    ----------------

 OTHER ASSETS                                                                               2,804               3,036
                                                                                      ------------    ----------------

 TOTAL                                                                              $     119,363  $          130,071
                                                                                      ============    ================

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                             $       1,358  $            1,347
      Notes payable under retail floor plan agreements                                         32                  67
      Accounts payable                                                                      8,816               7,060
      Amounts payable under dealer incentive programs                                       9,290              10,840
      Accrued compensation and related withholdings                                         3,894               8,398
      Estimated warranties                                                                 14,900              15,000
      Reserve for repurchase commitments                                                    3,750               4,000
      Accrued insurance                                                                     7,099               6,961
      Other accrued expenses                                                                6,990               6,601
                                                                                      ------------    ----------------

           Total current liabilities                                                       56,129              60,274
                                                                                      ------------    ----------------

 DEFERRED INCOME TAXES                                                                        981               1,083
                                                                                      ------------    ----------------

 LONG-TERM DEBT                                                                            22,330              22,643
                                                                                      ------------    ----------------

 OTHER LONG-TERM LIABILITIES                                                                  569                 535
                                                                                      ------------    ----------------
 CONTINGENCIES (NOTE 7)
 STOCKHOLDERS' EQUITY:
      Common stock, $0.10 par value; authorized 50,000,000 shares,
        issued 18,682,944 (2003 and 2002) shares                                            1,868               1,868
      Additional paid-in capital                                                           55,932              55,932
      Treasury stock, at cost; 1,017,300 (2003 and 2002) shares                            (4,101)             (4,101)
      Accumulated deficit                                                                 (14,345)             (8,163)
                                                                                      ------------    ----------------

          Total stockholders' equity                                                       39,354              45,536
                                                                                      ------------    ----------------

 TOTAL                                                                              $     119,363  $          130,071
                                                                                      ============    ================
                     See notes to condensed consolidated financial statements.

                                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           (Unaudited - dollars in thousands except per share amounts)


                                                                                  Thirteen Weeks Ended
                                                                            -------------------------------
                                                                              March 29,        March 30,
                                                                                2003             2002
                                                                            -------------    --------------
 REVENUE                                                                 $        59,211  $         94,913

 COST OF SALES                                                                    52,376            81,583

 SELLING, GENERAL AND ADMINISTRATIVE                                              12,817            15,504
                                                                            -------------    --------------

 OPERATING LOSS                                                                   (5,982)           (2,174)
                                                                            -------------    --------------

 OTHER INCOME (EXPENSE):
     Interest expense                                                               (283)             (373)
     Other, net                                                                       83               399
                                                                            -------------    --------------
                                                                                    (200)               26
                                                                            -------------    --------------

 LOSS BEFORE INCOME TAXES                                                         (6,182)           (2,148)

 INCOME TAX BENEFIT                                                                    -            (3,274)
                                                                            -------------    --------------

 INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                                               (6,182)            1,126

 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF TAX BENEFIT OF $1,306                                             -           (14,162)
                                                                            -------------    --------------

 NET LOSS                                                                $        (6,182) $        (13,036)
                                                                            =============    ==============

 BASIC AND DILUTED INCOME (LOSS) PER SHARE:

 INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                              $         (0.35) $           0.06

 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                                -             (0.80)
                                                                            -------------    --------------

  NET LOSS                                                               $         (0.35) $          (0.74)
                                                                            =============    ==============

 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                  17,665,644        17,662,867
                                                                            =============    ==============

 WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                17,665,644        17,725,588
                                                                            =============    ==============
       See notes to condensed consolidated financial statements.

                                    CAVALIER HOMES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited - in thousands)

                                                                                    Thirteen Weeks Ended
                                                                                -----------------------------
                                                                                 March 29,        March 30,
                                                                                   2003             2002
                                                                                ------------     ------------
 OPERATING ACTIVITIES:
   Net loss                                                                  $       (6,182) $       (13,036)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Cumulative effect of change in accounting principle, net of tax                   -           14,162
        Depreciation                                                                  1,304            1,691
        Change in provision for credit and accounts receivable losses                   (13)            (144)
        Gain on sale of installment contracts                                          (268)            (196)
        Gain on sale of property, plant and equipment                                  (546)             (41)
        Other, net                                                                      (18)            (258)
        Changes in assets and liabilities:
             Accounts receivable                                                     (9,816)          (9,182)
             Inventories                                                              2,014           (4,389)
             Income tax receivable                                                    5,738           (4,451)
             Accounts payable                                                         1,756            1,616
             Other assets and liabilities                                            (3,235)            (645)
                                                                                ------------     ------------

        Net cash used in operating activities                                        (9,266)         (14,873)
                                                                                ------------     ------------

 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                         1,941               93
   Capital expenditures                                                                (119)            (753)
   Proceeds from sale of installment contracts                                        9,753            6,986
   Net change in notes and installment contracts                                     (8,824)          (8,225)
  Other investing activities                                                            128             (152)
                                                                                ------------     ------------

        Net cash provided by (used in) investing activities                           2,879           (2,051)
                                                                                ------------     ------------

 FINANCING ACTIVITIES:
   Net borrowings (payments) on notes payable                                           (35)             190
   Payments on long-term debt                                                          (302)            (286)
   Proceeds from exercise of stock options                                                -                3
                                                                                ------------     ------------
        Net cash used in financing activities                                          (337)             (93)
                                                                                ------------     ------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                                           (6,724)         (17,017)

 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                      34,939           43,256

                                                                                ------------     ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $       28,215  $        26,239
                                                                                ============     ============

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                             $          184  $           326
        Income taxes                                                                 (6,334)             (40)

                          See notes to condensed consolidated financial statements.

                       CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements (Unaudited - dollars in thousands except per share amounts)

1. BASIS OF PRESENTATION
o The accompanying condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of March 29, 2003, and the results of its operations and its cash flows for the thirteen week periods ended March 29, 2003 and March 30, 2002. All such adjustments are of a normal, recurring nature except for the goodwill impairment described in Note 2.

o The results of operations for the thirteen weeks ended March 29, 2003 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding - basic or weighted average shares outstanding - diluted as detailed below:

                                                                               Thirteen Weeks Ended
                                                                          -------------------------------
                                                                            March 29,        March 30,
                                                                              2003             2002
                                                                          -------------    --------------

   Weighted average common shares outstanding - basic                       17,665,644        17,662,867

   Dilutive effect if stock options and warrants were exercised                      -            62,721
                                                                          -------------    --------------

   Weighted average common shares outstanding - diluted                     17,665,644        17,725,588
                                                                          =============    ==============

         All options and warrants that would have an antidilutive effect on net income (loss) per share were excluded in the computation of diluted net income (loss) per share. The maximum antidilutive options and warrants for the thirteen weeks ended March 29, 2003 and March 30, 2002, were 2,949,147 and 3,239,655, respectively.

o The Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Accordingly, no compensation expense has been recognized for these plans except where the exercise price was less than fair value on the date of grant. The Company has granted no such options. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss and net loss per share would approximate the pro forma amounts below.

                                                            Thirteen Weeks Ended
                                                         ---------------------------
                                                          March 29,      March 30,
                                                            2003           2002
                                                         ------------  -------------
Net loss, as reported                                 $      (6,182)   $     (13,036)
Less:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                     (7)            (379)
                                                         ------------  -------------
  Pro forma                                           $      (6,189)   $     (13,415)
                                                         ============  =============

Basic and diluted loss per share:
  As reported                                         $       (0.35)   $       (0.74)
  Pro forma                                           $       (0.35)   $       (0.76)


         The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                     Thirteen Weeks Ended
                                --------------------------------
                                 March 29,           March 30,
                                   2003                2002
                                ------------        ------------
Dividend yield                        0.00%               0.00%
Expected volatility                  62.19%              59.34%
Risk free interest rate               3.18%               4.55%
Expected lives                    5.0 years           5.9 years

     o Certain amounts from the prior period have been reclassified to conform to the 2003 presentation.

2. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under this pronouncement, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of this statement, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. This charge was recorded in the first quarter of 2002, and the entire amount of goodwill was associated with the Company's home manufacturing unit.

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

3.   INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at March 29, 2003 and December 31, 2002 were as follows:

                                March 29,      December 31,
                                   2003            2002
                               -----------    --------------

        Raw materials             $ 9,328          $ 12,006
        Work-in-process             1,224             1,488
        Finished goods              5,721             4,793
                              -----------    --------------
        Total inventory          $ 16,273          $ 18,287
                              ===========    ==============

4. IMPAIRMENT AND OTHER RELATED CHARGES
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

     During the fourth quarter of 2002, the Company recorded impairment and other related charges of $6,064 ($5,253 after tax or $0.30 per diluted share) related to the closing of six home manufacturing plants. The charge includes writedowns of $3,890 for property, plant and equipment, $22 for lease obligations and $2,152 for involuntary termination benefits for approximately 1,000 employees. Termination benefits paid and charged against the liability ($1,470 at December 31, 2002) through March 29, 2003 were $1,126 leaving a liability of $344 at March 29, 2003.

5. INCOME TAXES
     In the first quarter of 2003, the Company did not record any tax benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of Statement of Financial Accounting Standards No.109 Accounting for Income Taxes. The Company recorded an income tax benefit of $3,274 in the first quarter of 2002, reflecting the benefit of both the current quarter's net loss and the new Jobs Creation and Workers' Assistance Act that was passed in March 2002. Under this law, companies were able to carry back net operating losses (through 2002) five years instead of two years as provided under the previous rules. Due to the change in law, the Company received a refund of $4,634 in April 2002, and received an additional refund of $6,433 in March 2003.

6. PRODUCT WARRANTIES

     The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company has provided a liability for estimated future warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends. Activity in the liability for product warranty was as follows:

                                                Thirteen Weeks Ended
                                      ----------------------------------------
                                           March 29,            March 30,
                                             2003                 2002
                                      -------------------   ------------------
Balance, beginning of period       $              15,000               11,700
Provision for warranty costs                       6,806                5,637
Payments                                          (6,906)              (5,437)
                                      -------------------   ------------------
Balance, end of period             $              14,900               11,900
                                      ===================   ==================

7. CONTINGENCIES
o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of their default. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 24 months) and the risk of loss is further reduced by the resale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $122,000 at March 29, 2003. The Company has a reserve for estimated repurchase commitments based on prior experience and market conditions. Activity in the reserve for repurchase commitments was as follows:

                                                         Thirteen Weeks Ended
                                                     ---------------------------
                                                        March 29,     March 30,
                                                          2003          2002
                                                     ------------   ------------
Balance, beginning of period                        $    4,000    $    3,200
Provision for losses on inventory repurchases, net         307           401
Payments                                                  (557)         (401)
                                                     -------------  ------------
Balance, end of period                              $    3,750    $    3,200
                                                     =============  ============

o The Company's workers' compensation, product liability and general liability insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At March 29, 2003, the Company was contingently liable for future retrospective premium adjustments up to a maximum of approximately $18,149 in the event that additional losses are reported related to prior periods.

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

* See Safe Harbor Statement on page 15.

o The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt. At March 29, 2003, $3,849 of debt was outstanding, of which the Company had guaranteed $1,549.

8. SEGMENT INFORMATION
     The Company's reportable segments are organized around products and services. Through its Home manufacturing segment, the Company's six divisions, which are aggregated for reporting purposes, design and manufacture homes which are sold in the United States to a network of dealers which includes Company owned retail locations. Through its Financial services segment, the Company primarily offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's retail segment is comprised of Company owned retail lots that derive their revenues from home sales to individuals. Included in the "other" category are primarily supply companies who sell their products to the manufacturing segment of the Company. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expenses) or income taxes (benefit).

                                             Thirteen Weeks Ended
                                  ----------------------------------------------
                                  March 29, 2003               March 30, 2002
                                  ----------------           -------------------
Gross revenue:
  Home manufacturing                     $ 57,591                      $ 93,341
  Financial services                          628                           432
  Retail                                    1,368                         1,589
  Other                                     6,715                         9,268
                                  ----------------           -------------------

      Gross revenue                      $ 66,302                     $ 104,630
                                  ================           ===================

Intersegment revenue:
  Home manufacturing                        $ 666                       $ 1,353
  Financial services                            -                             -
  Retail                                        -                             -
  Other                                     6,425                         8,364
                                  ----------------           -------------------

      Intersegment revenue                $ 7,091                       $ 9,717
                                  ================           ===================

Revenue from external customers:
  Home manufacturing                     $ 56,925                      $ 91,988
  Financial services                          628                           432
  Retail                                    1,368                         1,589
  Other                                       290                           904
                                  ----------------           -------------------

      Total revenue                      $ 59,211                      $ 94,913
                                  ================           ===================

Operating profit (loss):
  Home manufacturing                     $ (5,736)                       $ (913)
  Financial services                          116                          (148)
  Retail                                      208                           (71)
  Other                                       720                           796
  Elimination                                 152                           (45)
                                  ----------------           -------------------
  Segment operating profit (loss)          (4,540)                         (381)

  General corporate                        (1,442)                       (1,793)
                                  ----------------           -------------------

      Operating loss                     $ (5,982)                     $ (2,174)
                                  ================           ===================

                                  March 29, 2003             December 31, 2002
                                  ----------------           -------------------
Identifiable assets:
  Home manufacturing                     $ 70,807                      $ 70,397
  Financial services                       12,935                        12,497
  Retail                                    4,345                         6,458
  Other                                     8,120                        10,257
                                  ----------------           -------------------

  Segment assets                           96,207                        99,609
  General corporate                        23,156                        30,462
                                  ----------------           -------------------

      Total assets                      $ 119,363                     $ 130,071
                                  ================           ===================

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (See pages 2 through 8)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Industry and Company Outlook
Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. The industry also has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were down 11.1% in 2002, to a 40 year low for wholesale shipments, as compared to 2001 following significant declines during the years 1999 through 2001 as follows: 4.3% (1999), 25.9% (2000) and 20.7%
(2001). MHI reported that wholesale floor shipments were down 23.4% through March 2003 as compared to the same period of 2002. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed many locations. A major industry lender announced, in September 2002, plans to discontinue wholesale (dealer) financing of manufactured homes, which did not have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with that lender. This announcement follows another major lender's withdrawal, beginning in May 2002, from wholesale financing which did not have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with that lender. The Company believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, further tightening of credit standards and a further reduction in the availability of wholesale and retail financing. * The current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans. In addition, a major industry lender announced, in November 2002, plans to discontinue chattel (home only) financing of manufactured homes at retail. While land/ home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is greater. Additionally, effective January 1, 2002, the State of Texas, which historically has been one of the largest states for consumer purchases of manufactured housing, enacted a law that, among other things, classifies and taxes manufactured homes as real property, and not personal property, under certain conditions as set forth in the Texas law. The classification as real property could change the rates and methods of taxation assessed against such homes in Texas. The law also may affect the form and structure of permanent financing extended to Texas manufactured home consumers because such financing historically has treated manufactured homes as personalty rather than as real estate; however, both Houses of the Texas legislature recently passed bills that would return to the chattel lending option. This legislation has not yet been acted upon by the Texas governor.

In response to the continued weakening of the manufactured housing industry market conditions in the fourth quarter of 2002 and the indeterminate impact of political tensions and armed conflict in the Middle East, the Company announced its decision to close six manufacturing facilities in the fourth quarter of 2002. These facilities were located in Conway, Arkansas (2), Graham, Texas, Cordele, Georgia, Belmont, Mississippi and Haleyville, Alabama. The Company has shifted production from these plants, which employed approximately 1,000 people, to one or more of the Company's eight operating plants. The remaining plants will also handle dealer sales and customer service for the Company's homes. Since the fall of 1999, Cavalier has reduced the number of operating home manufacturing plants from 24 to 8, reflecting an approximate 50% reduction in manufacturing capacity. Some of the closed plants had lower production capacity than the remaining operating plants. Despite this consolidation of its manufacturing facilities, the Company does not believe it has reduced the breadth of its product offering.* On the retail side, the Company has closed or disposed of 12 of its 16 retail sales centers. In terms of operating costs, Cavalier has made cost reductions in virtually all areas of the Company, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 64% since December 31, 1998. The Company is continuing to evaluate capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idlings and closings and methods designed to address the Company's financial performance in light of developing market and business conditions.* The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

As industry conditions remained challenging, the Company's floor shipments declined 45.2% in 2003 as compared to 2002. The Company is uncertain at this

* See Safe Harbor Statement on page 15.

time as to the extent and duration of the general economic conditions and continuing adverse industry conditions will have on the Company's future revenue and earnings.* While the Company currently expects the results of operations for the second quarter of 2003 to be significantly improved, changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures could affect the results of operations of the Company. *

Results of Operations (dollars in thousands)
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:

STATEMENT OF OPERATIONS  DATA                                            For the Thirteen Weeks Ended
                                             -------------------------------------------------------------------------------------
                                                March 29, 2003               March 30, 2002               Difference
                                                ----------------             ----------------             -----------

Revenue:
   Home manufacturing net sales               $          56,925            $          91,988            $    (35,063)
   Financial services                                       628                          432                     196
   Retail                                                 1,368                        1,589                    (221)
   Other                                                    290                          904                    (614)
                                                ----------------             ----------------             -----------

Total revenue                                 $          59,211    100.0%  $          94,913     100.0% $    (35,702)
Cost of sales                                            52,376     88.5%             81,583      86.0%      (29,207)
                                                ----------------  --------   ----------------  ---------  -----------

Gross profit                                  $           6,835     11.5%  $          13,330      14.0% $     (6,495)
                                                ================  ========   ================  =========  ===========

Selling, general and administrative           $          12,817     21.6%  $          15,504      16.3% $     (2,687)
                                                ----------------  --------   ----------------  ---------  -----------

Operating loss                                $          (5,982)   -10.1%  $          (2,174)     -2.3% $      3,808
                                                ----------------  --------   ----------------  ---------  -----------

Other income (expense):
   Interest expense                           $            (283)    -0.5%  $            (373)     -0.4% $        (90)
   Other, net                                                83      0.1%                399       0.4%         (316)
                                                ----------------             ----------------             -----------
                                              $            (200)           $              26                     226
                                                ================             ================             ===========

Loss before income taxes                      $          (6,182)   -10.4%  $          (2,148)     -2.3% $      4,034
Income tax benefit                            $               -      0.0%  $          (3,274)     -3.4% $     (3,274)
                                                ----------------             ----------------             -----------

Income (loss) before cumulative effect of
  change in accounting principle              $          (6,182)   -10.4%  $           1,126       1.2% $      7,308

Cumulative effect of change in accounting
  principle, net of tax benefit of $1,306                     -      0.0%            (14,162)    -14.9%      (14,162)
                                                ----------------             ----------------             -----------

Net loss                                      $          (6,182)   -10.4%  $         (13,036)    -13.7% $     (6,854)
                                                ================  ========   ================  =========  ===========



OPERATING DATA                                                               For the Thirteen Weeks Ended
                                                                  ---------------------------------------------------
                                                                  March 29, 2003               March 30, 2002
                                                                  ---------------------------  ----------------------

Home manufacturing sales:
Floor shipments                                                     3,094                         5,651
Home shipments:
  Single section                                                      218              13.2%        661        20.9%
  Multi-section                                                     1,438              86.8%      2,495        79.1%
                                                                  --------   ----------------  ---------  -----------

Total shipments                                                     1,656             100.0%      3,156       100.0%

Shipments to company-owned retail locations                           (18)             -1.1%        (47)        1.5%
                                                                  --------   ----------------  ---------  -----------

Wholesale shipments to independent dealers                          1,638              98.9%      3,109        98.5%
                                                                  ========   ================  =========  ===========

Retail sales:
  Single section                                                        9               0.5%         20        42.6%
  Multi-section                                                        30               1.8%         27        57.4%
                                                                  --------   ----------------  ---------  -----------

Total sales                                                            39               2.4%         47       100.0%
                                                                  ========   ================  =========  ===========

Cavalier-produced homes sold                                           32               1.9%         42        89.4%
                                                                  ========   ================  =========  ===========

Used homes sold                                                         7               0.4%          5        10.6%
                                                                  ========   ================  =========  ===========

Other Operating Data:
Installment loan purchases                                      $   9,209                    $    8,598
Capital expenditures                                            $     119                    $      753
Home manufacturing facilities - operating                               8                            14
Independent exclusive dealer locations                                187                           266
Company-owned retail locations                                          4                             5

Thirteen weeks ended March 29, 2003 and March 30, 2002
Revenue
Revenue for the first quarter of 2003 totaled $59,211, a decrease of 37.6% from 2002's first quarter revenue of $94,913.

Home manufacturing net sales accounted for virtually the entire decrease, falling to $56,925, net of intercompany eliminations of $666. Home manufacturing net sales for the first quarter of 2002 were $91,988, net of intercompany eliminations of $1,353. Home shipments decreased 47.5%, with floor shipments decreasing by 45.2%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 79.1% of shipments in the first quarter of 2002 to 86.8% of shipments in 2003 in response to increasing consumer demand and more favorable terms and availability of financing for multi-section homes as compared to single section homes. Actual shipments of homes for the first quarter of 2003 were 1,656 versus 3,156 in 2002. Cavalier attributes the decrease in sales and shipments primarily to continuing adverse industry conditions.

* See Safe Harbor Statement on page 15.

The Company's inventory at all retail locations, including company-owned retail sales centers, decreased to approximately $142,000 at March 29, 2003 from $151,000 at year end 2002. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment increased to $628 for the first quarter of 2003 compared to $432 in 2002. The revenue increase was primarily due to an increase in the amount of resold loans in the first quarter of 2003 as compared to the same period of 2002. During the first quarter of 2003, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $9,209 and resold installment contracts totaling $9,485. In the first quarter of 2002, CIS purchased contracts of $8,598 and resold installment contracts totaling $6,789. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $1,368 for 2003 compared to $1,589 for 2002.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses which primarily sell to the Company's home manufacturing segment. Revenues from external customers declined for the first quarter of 2003 to $290 compared to $904 for the first quarter of 2002. The decrease is due primarily to the sale of a supply company during the third quarter of 2002.

Gross Profit
Gross profit was $6,835, or 11.5% of total revenue, for the first quarter of 2003, versus $13,330, or 14.0%, in 2002. The $6,495 decrease in gross profit is primarily the result of trailing costs associated with the six plants closed during the last quarter of 2002.

Selling, General and Administrative
Selling, general and administrative expenses during the first quarter of 2003 were $12,817, or 21.6% of total revenue, versus $15,504 or 16.3% in 2002, a decrease of $2,687 or 17.3%. The overall decrease includes a $1,157 reduction in salaries, wages and incentive compensation, a $758 decrease in advertising and promotion costs, including costs to support the exclusive dealer program, a $479 decrease in employee benefits cost (primarily health insurance) and a $505 increase in gain on sale of fixed assets.

Operating Loss
Operating loss for the quarter was $5,982 compared to an operating loss of $2,174 in the first quarter of 2002. Segment operating results were as follows:
(1) Home manufacturing operating loss, before intercompany eliminations, was $5,736 in the first quarter of 2003 as compared to $913 in 2002. The increased home manufacturing operating loss is primarily due to decreased sales and trailing costs associated with the six facilities closed during the last quarter of 2002. (2) Financial services operating income was $116 in the first quarter of 2003 as compared to a loss of $148 in 2002. The financial services operating results improved in 2003 primarily due to the higher volume of loans sold in the first quarter of 2003 as described above. (3) The retail segment's operating profit was $208 in the first quarter of 2003 as compared to an operating loss of $71 in 2002, an improvement due primarily to the closure of an under performing retail location in the fourth quarter of 2002. (4) The other segment operating profit, before intercompany eliminations, was $720 in the first quarter of 2003 as compared to $796 in 2002. (5) General corporate operating expense, which is not identifiable to a specific segment, improved from $1,793 in the first quarter of 2002 to $1,442 in 2003 primarily due to a reduction in salaries expense.

Other Income (Expense)
Interest expense decreased $90 primarily due to a reduction in the interest rate earned on the $15,000 outstanding under the Company's line of credit. Other, net decreased $316 primarily due to lower interest income rates earned during the first quarter of 2003 and reduced income recognized from equity method investees.

Loss before Income Taxes
The Company's pre-tax loss for the first quarter was $6,182, compared to the pre-tax loss of $2,148 in the first quarter of 2002 primarily due to decreased revenue and trailing costs associated with closed facilities as discussed above.

Income Tax Benefit
In the first quarter of 2003, the Company did not record any tax benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of Statement of Financial Accounting Standards No.109 Accounting for Income Taxes. The Company recorded an income tax benefit of $3,274 in the first quarter of 2002, reflecting the benefit of both the current quarter's net loss and the new Jobs Creation and Workers' Assistance Act that was passed in March 2002. Under this law, companies were able to carry back net operating losses (through 2002) five years instead of two years as provided under the previous rules. Due to the change in law, the Company received a refund of $4,634 in April 2002, and received an additional refund of $6,433 in March 2003.

Cumulative Effect of Change In Accounting Principle
In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This statement is effective for financial statements issued for years beginning after December 15, 2001. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of this statement, in the first quarter of 2002, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. The entire amount of the goodwill was associated with the Company's Home manufacturing unit.

Net Loss
The net loss for the first quarter of 2003 was $6,182 or $0.35 per diluted share compared with a net loss in the prior-year period of $13,036 or $0.74 per diluted share. The major components of this loss are discussed above under Revenue, Gross Profit, Income Tax Benefit and Cumulative Effect of Change In Accounting Principle.

Liquidity and Capital Resources (dollars in thousands)

BALANCE SHEET DATA
                                                                    Balances as of
                                                      -----------------------------------------
                                                      March 29, 2003       December 31, 2002
                                                      -----------------------------------------

Cash and cash equivalents                               $      28,215       $     34,939
Working capital                                         $       8,203       $     12,346
Current ratio                                                1.1 to 1           1.2 to 1
Accounts receivable                                     $      13,162       $      3,353
Long-term debt                                          $      22,330       $     22,643
Ratio of long-term debt to equity                              1 to 2             1 to 2
Installment loan portfolio                              $      10,345       $     10,977




Operating activities during the first three months of 2003 used net cash of $9,266. Effective March 9, 2002, the Jobs Creation and Workers' Assistance Act was passed which enabled companies to carry back net operating losses (through
2002) five years instead of two years as under the previous rules. In April 2002, the Company received $4,634 in tax refunds as a result of this change and received an additional refund of $6,433 in March, 2003.

The increase in accounts receivable and reduction in cash and cash equivalents from December 31, 2002 to March 29, 2003 is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables, resulting in higher year end cash balances.

The Company's capital expenditures were $119 for the thirteen weeks ended March 29, 2003, as compared to $753 for the comparable period of 2002. Capital expenditures during these periods included normal property, plant and equipment additions and replacements.

The decrease in long-term debt was due to scheduled principal payments.

The decrease in the installment loan portfolio of $632 is due primarily to a timing difference in the sale of loans.

As of March 29, 2003, the Company has a $35,000 revolving and term-loan agreement (the "Credit Facility") with the Company's primary bank. The Credit Facility contains a revolving line of credit which provides for borrowings (including letters of credit) of up to a maximum of $35,000. The amount available under the Credit Facility and applicable interest rates are based on certain levels of tangible net worth, defined as the total of the Company's tangible net worth and treasury stock purchases. At March 29, 2003 and December 31, 2002, $15,000 was outstanding under the revolving line of credit. No additional borrowing capacity is available at March 29, 2003. (See discussion below regarding new Credit Facility). The maturity date under the revolving line of credit is April 2005.

The term loan agreement contained in the Credit Facility provides for borrowings of up to 80% of the Company's eligible (as defined) installment sales contracts, up to a maximum of $35,000 (or such lesser amount as may be available). Interest on term notes is fixed for a period of five years from issuance at a rate based on the weekly average yield on five-year treasury securities averaged over the preceding 13 weeks, plus 1.95%, with a floating rate for the remaining two years (subject to certain limits) equal to the bank's prime rate plus 0.75%. No amounts were outstanding under the term loan portion of the Credit Facility at March 29, 2003 and December 31, 2002.

The Credit Facility contains certain restrictive covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $18,000, excluding floor plan notes payable which cannot exceed $6,000 and (iv) make annual capital expenditures in excess of $10,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of net working capital (at least $15,000), debt to tangible net worth ratio (not to exceed 2 to 1) and cash flow to debt service ratio (not less than 1.75 to 1) commencing with the year ending December 31, 2002 and thereafter, and to maintain a current ratio of at least 1.17 to 1 and the sum of consolidated tangible net worth plus treasury stock purchases, in 2001 and 2002, of at least $58,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At March 29, 2003, the Company was in violation of certain covenants; however, appropriate waiver letters have been obtained from the lender.

On March 18, 2003, the Company received a commitment from its primary lender for a new credit facility which the Company anticipates will replace the existing Credit Facility. The Company expects the new credit facility to be comprised of a revolving line of credit which will provide for borrowings up to $25,000 and a real estate term loan component that allows for borrowings up to $10,000. This new credit facility changes certain financial covenants to be less restrictive and includes a revised borrowing base and interest rate schedule based on various levels of tangible net worth (as defined). The maturity date for the revolving line of credit remains unchanged.

The applicable interest rates under the new facility are based on certain levels of tangible net worth as noted in the following table.

        Tangible Net Worth
              ("TNW")                                    Interest Rate
----------------------------------            ----------------------------------

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

        Tangible Net Worth                               Credit Facility
              ("TNW")                                        Available
----------------------------------            ----------------------------------

Above $50,000                                   30% of TNW
$50,000 - $38,000                               $15,000
$38,000 - $23,000                               $15,000 to zero (dollar
                                                for dollar reduction)

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. * CIS is currently re-selling loans to other lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases.* There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements. *

The Company currently believes existing cash and funds available under the new credit facility, together with cash provided by operations, will be adequate to fund the Company's operations and plans for the next twelve months. * However, there can be no assurances to this effect. If it is not, or if the Company is unable to remain in compliance with its covenants under its Credit Facility, the Company would seek to maintain or enhance its liquidity position and capital resources through modifications to or waivers under the Credit Facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond the control of the Company.*

* See Safe Harbor Statement on page 15.

Projected cash to be provided by operations in the coming year is largely dependent on sales volume. The Company's manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. A major third-party lender announced, in September 2002, plans to discontinue wholesale financing of manufactured homes, which did not have a material adverse effect on Cavalier's ability to find financing for dealer purchases. Reduced availability of such financing is currently having an adverse effect on the manufactured housing industry. * In addition, most states classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.

Critical Accounting Policies
In our Annual Report on Form 10-K for the period ended December 31, 2002, under the heading "Critical Accounting Policies", we have provided a list of accounting policies that we believe are most important to the portrayal of our financial condition and results of operations that require our most difficult, complex or subjective judgements as a result of the need to make estimates about the effect of matters that are inherently uncertain. *

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest rate risk inherent in its financial instruments, but is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

The Company was exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. As part of the Company's cost reduction strategy, the Board of Directors voted to terminate this plan as of December 31, 2002. Benefits were paid during the first quarter of 2003.

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consisted of fixed rate contracts with interest rates generally ranging from 9.0% to 15.0% and an average original term of 294 months at March 29, 2003. At March 29, 2003, the estimated fair value of installment contracts was $10,822. The Company estimated the fair value of its installment contracts receivable using discounted cash flows and interest rates offered by CIS on similar contracts at that time.

The Company has notes payable under retail floor plan agreements, two industrial development revenue bond issues and a revolving line of credit that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. At March 29, 2003, the estimated fair value of borrowings was $23,688. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time.

* See Safe Harbor Statement on page 15.

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

Any or all of our forward-looking statements in this report, in the 2002 Annual Report to Stockholders, in our Annual Report on Form 10-K for the year ended December 31, 2002 and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, in our Annual Report on Form 10-K for the period ending December 31, 2002, under the heading "Risk Factors," we have provided a discussion of factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect Cavalier. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 under the heading "Item 3 - Legal Proceedings." The description of legal proceedings in the Company's Form 10-K remains unchanged.

Item 5:  Other Matters

The Company received notification from the New York Stock Exchange ("NYSE") that the Company had fallen below the NYSE continued listing standard requiring total market capitalization of not less than $50 million over a 30-day trading period and total stockholders' equity of not less than $50 million. As of March 3, 2003, the date of the NYSE notification, the Company's 30 trading day average market capitalization was $26 million, with shareholders' equity of $45.5 million as of December 31, 2002. The Company's 30 trading day average market capitalization was $21 million with shareholders' equity of $39.4 million as of March 29, 2003. As required by the NYSE, Cavalier has submitted a plan to the NYSE demonstrating how it intends to comply with its listing standards over a period of 18 months. If the NYSE accepts the plan, Cavalier will be subject to quarterly monitoring for compliance with plan goals and targets. If the NYSE does not accept the plan, Cavalier will be subject to NYSE trading suspension and delisting. Should that occur, the Company would have the opportunity to appeal the decision to a Committee of the Board of Directors of the NYSE. Should Cavalier's shares cease to be traded on the NYSE, the Company believes an alternate trading venue would be available. While the Company has submitted a business plan to the NYSE to continue its listing on the NYSE, the Company cannot offer any assurance that the NYSE will accept such plan or, if such plan is accepted, that the Company will be able to attain the continued listing criteria required to continue the listing of the Company's common stock on the NYSE.

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

        (b) Current Report on Form 8-K.
               (a) The Company filed a Current Report on Form 8-K on January 3,
                   2003, with respect to a press release announcing the closure of four manufacturing plants.
               (b) The Company filed a Current Report on Form 8-K on March 31,
                   2003, with respect to a press release announcing that it has received a commitment for a new $35 million credit facility from its primary lender, reporting that the Company has been advised by the NYSE that it has fallen below certain of the NYSE's continued listing standards and reporting first quarter 2003 expectations.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                            Cavalier Homes, Inc.
                                            ------------------------------
                                            Registrant

Date: May 13, 2003                          /s/ David A. Roberson
                                            ------------------------------
                                            David A. Roberson - President
                                            and Chief Executive Officer

Date: May 13, 2003                          /s/ Michael R. Murphy
                                            ------------------------------
                                            Michael R. Murphy -
                                            Chief Financial Officer (Principal
                                            Financial and Accounting Officer)
CERTIFICATIONS

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

Date: May 13, 2003                         /s/ David A. Roberson
                                           -------------------------------
                                           David A. Roberson
                                           President and Chief Executive Officer

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

Date: May 13, 2003                              /s/ Michael R. Murphy
                                                ---------------------
                                                Michael R. Murphy
                                                Chief Financial Officer

                                            PART II. - EXHIBIT 11
                                     CAVALIER HOMES, INC. AND SUBSIDIARIES
                               COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE


                                                                                                   Thirteen Weeks Ended
                                                                                       ---------------------------------------------
                                                                                         March 29,                      March 30,
                                                                                           2003                           2002
                                                                                       --------------                ---------------

   Income (loss) before cumulative effect
     of change in accounting principle                                              $     (6,182,000)             $       1,126,000

   Cumulative effect of change in accounting
     principle, net of tax benefit of $1,306                                                       -                    (14,162,000)
                                                                                       --------------                ---------------

   Net loss                                                                         $     (6,182,000)             $     (13,036,000)
                                                                                       ==============                ===============


 SHARES:

   Weighted average common shares - basic                                                 17,665,644                     17,662,867

   Dilutive effect if stock options and warrants were exercised                                    -                         62,721
                                                                                       --------------                ---------------

   Weighted average common shares - diluted                                               17,665,644                     17,725,588
                                                                                       ==============                ===============

   Basic and diluted income (loss) per share:

    Income (loss) before cumulative effect
       of change in accounting principle                                            $           (.35)             $             .06

     Cumulative effect of change in accounting principle                                           -                          (0.80)
                                                                                       --------------                ---------------

     Net loss                                                                       $          (0.35)             $           (0.74)
                                                                                       ==============                ===============

                                  EXHIBIT 99(a)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended March 29, 2003 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 13, 2003                    By:      /s/ David A. Roberson
                                       -------------------------------
                                       David A. Roberson
                                       Chief Executive Officer


A signed original of this written statement required by Section 906 has been provided to Cavalier Homes, Inc. and will be retained by Cavalier Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 99(b)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended March 29, 2003 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  May 13, 2003                     By:      /s/ Michael R. Murphy
                                        -------------------------------
                                        Michael R. Murphy
                                        Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Cavalier Homes, Inc. and will be retained by Cavalier Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.