Form 10-Q
period 2003-06-28
CAVALIER HOMES INC
filed 2003-08-12
CIK 789863

UNITED STATES
                      SECURITIES & EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 28, 2003

                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------   ----------


                          Commission File Number 1-9792



                              Cavalier Homes, Inc.
                              -------------------
              (Exact name of Registrant as specified in its charter)


         Delaware                                       63-0949734
-------------------------------               ------------------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

         Class                           Outstanding at August 12, 2003
----------------------------             ------------------------------
Common Stock, $.10 Par Value                   17,665,644 Shares


                             CAVALIER HOMES, INC. AND SUBSIDIARIES
                             CONDENSED CONSOLIDATED BALANCE SHEETS
                  (Unaudited - dollars in thousands except per share amounts)



                                                                                       June 28,     December 31,
 ASSETS                                                                                  2003           2002
 CURRENT ASSETS:                                                                     -----------    -----------
      Cash and cash equivalents                                                      $   25,491     $   34,939
      Accounts receivable, less allowance for losses of $125 (2003) and $145 (2002)      11,937          3,353
      Notes and installment contracts receivable - current                                5,001          6,102
      Inventories                                                                        13,321         18,287
      Deferred income taxes                                                                 981          1,083
      Income tax receivable                                                                   -          5,738
      Other current assets                                                                1,296          3,118
                                                                                     -----------    -----------
             Total current assets                                                        58,027         72,620
                                                                                     -----------    -----------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                                     45,474         50,357
                                                                                     -----------    -----------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $955 (2003) and $859 (2002)                           5,212          4,058
                                                                                     -----------    -----------
 OTHER ASSETS                                                                             2,938          3,036
                                                                                     -----------    -----------

 TOTAL                                                                               $  111,651     $  130,071
                                                                                     ===========    ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                              $    1,390     $    1,347
      Notes payable under retail floor plan agreements                                       22             67
      Accounts payable                                                                    7,361          7,060
      Amounts payable under dealer incentive programs                                     9,024         10,840
      Accrued compensation and related withholdings                                       3,665          8,398
      Estimated warranties                                                               14,400         15,000
      Reserve for repurchase commitments                                                  3,500          4,000
      Accrued insurance                                                                   6,368          6,961
      Other accrued expenses                                                              6,851          6,601
                                                                                     -----------    -----------
           Total current liabilities                                                     52,581         60,274
                                                                                     -----------    -----------
 DEFERRED INCOME TAXES                                                                      981          1,083
                                                                                     -----------    -----------
 LONG-TERM DEBT                                                                          18,586         22,643
                                                                                     -----------    -----------
 OTHER LONG-TERM LIABILITIES                                                                558            535
 CONTINGENCIES (NOTE 7)                                                              -----------    -----------
 STOCKHOLDERS' EQUITY:
      Common stock, $0.10 par value; authorized 50,000,000 shares,
        issued 18,682,944 (2003 and 2002) shares                                          1,868          1,868
      Additional paid-in capital                                                         55,932         55,932
      Treasury stock, at cost; 1,017,300 (2003 and 2002) shares                          (4,101)        (4,101)
      Accumulated deficit                                                               (14,754)        (8,163)
                                                                                     -----------    -----------
          Total stockholders' equity                                                     38,945         45,536
                                                                                     -----------    -----------
 TOTAL                                                                               $  111,651     $  130,071
                                                                                     ===========    ===========
                       See notes to condensed consolidated financial statements.


                         CAVALIER HOMES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited - dollars in thousands except per share amounts)

                                                 Thirteen Weeks Ended     Twenty-six Weeks Ended
                                               ----------------------   ------------------------
                                                 June 28,   June 29,      June 28,    June 29,
                                                  2003       2002          2003        2002
                                               ----------  ----------    ---------   --------
 REVENUE                                       $  68,721  $  106,643   $  127,932  $ 201,556
 COST OF SALES                                    57,817      91,769      110,193    173,352
 SELLING, GENERAL AND ADMINISTRATIVE              11,144      14,558       23,961     30,062
 IMPAIRMENT AND OTHER RELATED CHARGES                 54           -           54          -
                                              ----------  ----------   ---------- ----------
 OPERATING PROFIT (LOSS)                            (294)        316       (6,276)    (1,858)
                                              ----------  ----------   ---------- ----------
 OTHER INCOME (EXPENSE):
     Interest expense                               (278)       (386)        (561)      (759)
     Other, net                                      163         248          246        647
                                              ----------  ----------   ---------- ----------
                                                    (115)       (138)        (315)      (112)
                                              ----------  ----------   ---------- ----------
 INCOME (LOSS) BEFORE INCOME TAXES (BENEFIT)        (409)        178       (6,591)    (1,970)
 INCOME TAXES (BENEFIT)                                -          62            -     (3,212)
                                              ----------  ----------   ---------- ----------
 INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                 (409)        116       (6,591)     1,242
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF TAX BENEFIT OF $1,306             -           -            -    (14,162)
                                              ----------  ----------   ---------- ----------
 NET INCOME (LOSS)                             $    (409) $      116   $   (6,591) $ (12,920)
                                              ==========  ==========   ========== ==========
 BASIC AND DILUTED INCOME (LOSS) PER SHARE:
 INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE    $   (0.02) $     0.01   $    (0.37) $    0.07
 CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                -           -            -      (0.80)
                                              ----------  ----------   ---------- ----------
  NET INCOME (LOSS)                            $   (0.02) $     0.01   $    (0.37) $   (0.73)
                                              ==========  ==========   ========== ==========
 WEIGHTED AVERAGE SHARES OUTSTANDING/BASIC    17,665,644  17,665,380   17,665,644 17,664,138
                                              ==========  ==========   ========== ==========
 WEIGHTED AVERAGE SHARES OUTSTANDING/DILUTED  17,665,644  17,759,868   17,665,644 17,741,938
                                              ========== ===========   ========== ==========

                 See notes to condensed consolidated financial statements.

                          CAVALIER HOMES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (Unaudited - in thousands)

                                                                    Twenty-six Weeks Ended
                                                                    ----------------------
                                                                      June 28,   June 29,
                                                                        2003       2002
                                                                    ----------  ---------
 OPERATING ACTIVITIES:
   Net loss                                                        $   (6,591) $ (12,920)
   Adjustments to reconcile net loss to net cash used
   in operating activities:
        Cumulative effect of change in accounting principle, net of tax     -     14,162
        Depreciation                                                    2,508      3,318
        Provision for credit and accounts receivable losses                76       (357)
        Gain on sale of installment contracts                            (599)      (603)
        Gain on sale of property, plant and equipment                  (1,170)       (37)
        Impairment and other related charges                               54          -
        Other, net                                                       (114)      (322)
        Changes in assets and liabilities:
             Accounts receivable                                       (8,564)   (11,782)
             Inventories                                                4,966       (392)
             Income tax receivable                                      5,738          -
             Accounts payable                                             301      2,157
             Other assets and liabilities                              (5,992)    (1,915)
                                                                   ----------  ---------
        Net cash used in operating activities                          (9,387)    (8,691)
                                                                   ----------  ---------
 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment           3,718        348
   Capital expenditures                                                  (227)    (1,312)
   Proceeds from sale of installment contracts                         19,661     18,165
   Net change in notes and installment contracts                      (19,265)   (21,004)
  Other investing activities                                              111     (1,446)
                                                                   ----------  ---------
        Net cash provided by (used in) investing activities             3,998     (5,249)
                                                                   ----------  ---------
 FINANCING ACTIVITIES:
   Net borrowings (payments) on notes payable                             (45)       145
   Payments on long-term debt                                          (4,014)      (978)
   Proceeds from exercise of stock options                                  -          8
                                                                   ----------  ---------
        Net cash used in financing activities                          (4,059)      (825)
                                                                   ----------  ---------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                             (9,448)   (14,765)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                        34,939     43,256
                                                                   ----------  ---------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                          $   25,491  $  28,491
                                                                   ==========  =========
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                   $      590  $     794
        Income taxes                                               $   (6,336) $  (4,760)

                See notes to condensed consolidated financial statements.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
           (Unaudited - dollars in thousands except per share amounts)

1.       BASIS OF PRESENTATION
o The accompanying condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of June 28, 2003, the results of its operations for the thirteen and twenty-six week periods ended June 28, 2003 and June 29, 2002 and the results of its cash flows for the twenty-six week periods ended June 28, 2003 and June 29, 2002. All such adjustments are of a normal, recurring nature except for the goodwill impairment described in Note 2.

o The results of operations for the thirteen and twenty-six weeks ended June 28, 2003 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding - basic or weighted average shares outstanding - diluted as detailed below:

                                                         Thirteen Weeks Ended        Twenty-six Weeks Ended
                                                        ----------------------      -------------------------
                                                          June 28,    June 29,      June 28,       June 29,
                                                            2003        2002          2003           2002
                                                        ----------  ----------     ----------     ----------
Weighted average common shares outstanding - basic      17,665,644  17,665,380     17,665,644     17,664,138
Dilutive effect if stock options were exercised              -          94,488          -             77,800
                                                        ----------  ----------     ----------     ----------
Weighted average common shares outstanding - diluted    17,665,644  17,759,868     17,665,644     17,741,938
                                                        ==========  ==========     ==========     ==========

         All options that would have an antidilutive effect on net income (loss) per share were excluded in the computation of diluted net income (loss) per share. The maximum antidilutive options for the thirteen weeks ended June 28, 2003 and June 29, 2002, were 2,764,403 and 2,404,574, respectively. The maximum antidilutive options for the twenty-six weeks ended June 28, 2003 and June 29, 2002, were 2,820,646 and 2,414,767, respectively.

o The Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Accordingly, no compensation expense has been recognized for these plans except where the exercise price was less than fair value on the date of grant. The Company has granted no such options. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below.

                                                                   Thirteen Weeks Ended           Twenty-six Weeks Ended
                                                                   --------------------           ----------------------
                                                                   June 28,     June 29,          June 28,       June 29,
                                                                     2003         2002              2003           2002
                                                                   -------      -------           -------        -------
Net income (loss), as reported                                $     (409)      $   116          $  (6,591)    $  (12,920)
Less:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                         (19)         (341)               (26)          (720)
                                                                   -------      -------           -------        -------
  Pro forma                                                   $     (428)      $  (225)         $  (6,617)    $  (13,640)
                                                                   =======      =======           =======        =======
Basic and diluted income (loss) per share:
  As reported                                                 $    (0.02)      $  0.01          $   (0.37)    $    (0.73)
  Pro forma                                                   $    (0.02)      $ (0.01)         $   (0.37)    $    (0.77)

         The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                     Thirteen Weeks Ended      Twenty-six Weeks Ended
                                     --------------------      ----------------------
                                     June 28,    June 29,      June 28,      June 29,
                                       2003        2002          2003          2002
                                     -------     -------       -------       -------
     Dividend yield                    0.00%       0.00%         0.00%         0.00%
     Expected volatility              62.94%      59.18%        62.79%        59.34%
     Risk free interest rate           2.39%       5.47%         2.55%         4.56%
     Expected lives                5.0 years  15.0 years     5.0 years      6.0 years

o Certain amounts from the prior period have been reclassified to conform to the 2003 presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company is currently evaluating FIN 46 to determine the impact, if any, that it may have on its consolidated financial statements.

3.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. Under this pronouncement, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of this statement, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. This charge was recorded in the first quarter of 2002, and the entire amount of goodwill was associated with the Company's home manufacturing unit.

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

4.   INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at June 28, 2003 and December 31, 2002 were as follows:

                                    June 28,        December 31,
                                      2003              2002
                                  --------------    --------------
        Raw materials                $ 7,539          $ 12,006
        Work-in-process                1,278             1,488
        Finished goods                 4,504             4,793
                                  --------------    --------------
        Total inventory             $ 13,321          $ 18,287
                                  ==============    ==============

5.   IMPAIRMENT AND OTHER RELATED CHARGES
     In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than their related carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

     In July 2003, Cavalier announced its decision to close an under-performing home manufacturing plant in Shippenville, Pennsylvania. The Shippenville plant employed approximately 90 people and was Cavalier's smallest, accounting for about 4% of its total revenue during the first half of 2003. The Company negotiated a lease of the facility to an unrelated party, which enabled the continuation of most of the workforce and mitigated the cost related to the shutdown of the plant. The lease provides for an original term from August 2003 through July 2011, including a short - term termination notice, and one eight year renewal term through July 2019. Monthly rentals required through the majority of the original lease term are from $15 to $18, a portion of which would be applied to the purchase price should the lessee exercise its option to purchase. The Company expects to incur $200 to $300 in charges, primarily employee severance benefits, associated with the closing during the second half of 2003.

     The Company recorded impairment charges for the write-down of property, plant and equipment of $54 in the second quarter of 2003 relating to the closing of an under-performing retail location in Pennsylvania.

     During the fourth quarter of 2002, the Company recorded impairment and other related charges of $6,064 ($5,253 after tax or $0.30 per diluted share) related to the closing of six home manufacturing plants. The charge includes writedowns of $3,890 for property, plant and equipment, $22 for lease obligations and $2,152 for involuntary termination benefits for approximately 1,000 employees. Termination benefits paid and charged against the liability ($1,470 at December 31, 2002) through June 28, 2003 were $1,427 leaving a liability of $43 at June 28, 2003.

6.   INCOME TAXES
     In the first half of 2003, the Company did not record any tax benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No.109 Accounting for Income Taxes. The Company recorded an income tax benefit of $3,212 in the first half of 2002, reflecting the benefit of both the Company's net loss and the new Jobs Creation and Workers' Assistance Act that was passed in March 2002. Under this law, companies were able to carry back net operating losses (through 2002) five years instead of two years as provided under the previous rules. Due to the change in law, the Company received a refund of $4,634 in April 2002, and received an additional refund of $6,433 in March 2003.

7.   PRODUCT WARRANTIES
     The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company has provided a liability for estimated future warranty costs relating to homes sold, based upon management's assessment of historical experience factors, such as average cost per floor, and current industry trends. Activity in the liability for product warranty was as follows:

                                                 Thirteen Weeks Ended        Twenty-six Weeks Ended
                                                 --------------------        ----------------------
                                                 June 28,     June 29,       June 28,       June 29,
                                                   2003         2002           2003           2002
                                                 -------      -------        -------        -------
     Balance, beginning of period           $     14,900    $  11,900    $    15,000    $    11,700
     Provision for warranty costs                  5,565        6,293         12,370         11,930
     Payments                                     (6,065)      (5,993)       (12,970)       (11,430)
                                                 -------      -------        -------        -------
     Balance, end of period                 $     14,400    $  12,200    $    14,400    $    12,200
                                                 =======      =======        =======        =======

8.   CREDIT FACILITY
     At June 28, 2003, $12,000 was outstanding under the Company's then existing credit facility. On August 6, 2003, the Company amended its credit facility with its primary lender. The new credit facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000 which are cross-secured and cross-defaulted. The Company intends to use the long-term portion of the new facility, together with $2,000 cash to repay the outstanding amount on the credit agreement, leaving a $15,000 borrowing availability (including letters of credit) under the new revolver. The maturity date for the revolving line of credit remains unchanged at April 2005. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2002, as noted in the following table.

       Tangible Net Worth            Revolving Line of Credit
             ("TNW")                        Available
      --------------------          --------------------------
      Above $50,000                 30% of TNW
      $50,000 - $38,000             $15,000
      $38,000 - $23,000             $15,000 to zero (dollar
                                    for dollar reduction)

     The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

      Tangible Net Worth             Revolving Line of Credit
          ("TNW")                         Interest Rate
     --------------------            ------------------------
     Above $77,000                   Prime less 0.50%
     $77,000 - $65,000               Prime
     $65,000 - $58,000               Prime plus 0.25%
     $58,000 - $38,000               Prime plus 1.00%
     Below $38,000                   Prime plus 2.00%

     The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000. Interest on term notes is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Any amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.
     The Credit Facility contains certain restrictive covenants which, among other things, limit the Company's ability without the lender's consent to
     (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.25 to 1 commencing with the nine months ending December 31, 2003 (1.5 to 1 and 1.75 to 1 for the years ending December 31, 2004 and 2005), and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At June 28, 2003, the Company was in compliance with its debt covenants.

9.   CONTINGENCIES
o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of their default. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 12 to 24 months) and the risk of loss is further reduced by the resale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $108,000 at June 28, 2003. The Company has a reserve for estimated repurchase commitments based on prior experience and market conditions. Activity in the reserve for repurchase commitments was as follows:

                                                                          Thirteen Weeks Ended        Twenty-six Weeks Ended
                                                                          ---------------------        -----------------------
                                                                          June 28,     June 29,       June 28,       June 29,
                                                                            2003         2002           2003           2002
                                                                          -------       -------        -------         -------
     Balance, beginning of period                                      $    3,750    $   3,200      $   4,000     $    3,200
     Provision for losses on inventory repurchases, net                      (122)         556            185            957
     Payments                                                                (128)        (456)          (685)          (857)
                                                                          -------       -------        -------         -------
     Balance, end of period                                            $    3,500    $   3,300      $   3,500     $    3,300
                                                                          =======       =======        =======         =======

o The Company's workers' compensation, product liability and general liability insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At June 28, 2003, the Company was contingently liable for future retrospective premium adjustments up to a maximum of approximately $18,149 in the event that additional losses are reported related to prior periods.

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

o The Company and certain of its equity partners have guaranteed certain debt for companies in which the Company owns various equity interests. The guarantees are limited to various percentages of the outstanding debt. At June 28, 2003, $3,636 of debt was outstanding, of which the Company had guaranteed $1,446.

10.   SEGMENT INFORMATION
     The Company's reportable segments are organized around products and services. Through its Home manufacturing segment, the Company's six divisions, which are aggregated for reporting purposes, design and manufacture homes which are sold in the United States to a network of dealers which includes Company owned retail locations. Through its Financial services segment, the Company primarily offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's retail segment is comprised of Company owned retail lots that derive their revenues from home sales to individuals. Included in the "other" category are primarily supply companies who sell their products to the manufacturing segment of the Company. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expenses) or income taxes (benefit).

                                                      Thirteen Weeks Ended                            Twenty-six Weeks Ended
                                               ----------------------------------------     ----------------------------------------
                                                  June 28, 2003        June 29, 2002           June 28, 2003       June 29, 2002
                                               --------------------   ------------------    ------------------   -------------------
Gross revenue:
  Home manufacturing                                      $ 66,636            $ 104,639           $ 124,227            $ 197,980
  Financial services                                           728                  715               1,356                1,147
  Retail                                                     1,959                2,030               3,327                3,619
  Other                                                      7,894               11,572              14,609               20,840
                                               --------------------   ------------------    ----------------    -----------------
      Gross revenue                                       $ 77,217            $ 118,956           $ 143,519            $ 223,586
                                               ====================   ==================    ================    =================
Intersegment revenue:
  Home manufacturing                                      $  1,216            $   1,516           $   1,882              $ 2,869
  Financial services                                             -                    -                   -                    -
  Retail                                                         -                    -                   -                    -
  Other                                                      7,280               10,797              13,705               19,161
                                               --------------------   ------------------    ----------------    -----------------
      Intersegment revenue                                $  8,496            $  12,313           $  15,587             $ 22,030
                                               ====================   ==================    ================    =================
Revenue from external customers:
  Home manufacturing                                      $ 65,420            $ 103,123           $ 122,345            $ 195,111
  Financial services                                           728                  715               1,356                1,147
  Retail                                                     1,959                2,030               3,327                3,619
  Other                                                        614                  775                 904                1,679
                                               --------------------   ------------------    ----------------    -----------------
      Total revenue                                       $ 68,721            $ 106,643           $ 127,932            $ 201,556
                                               ====================   ==================    ================    =================
Operating profit (loss):
  Home manufacturing                                      $   (430)           $     386           $  (6,166)              $ (527)
  Financial services                                           118                    9                 234                 (139)
  Retail                                                       (89)                 (10)                119                  (81)
  Other                                                      1,156                1,047               1,876                1,843
  Elimination                                                   (8)                 (45)                144                  (90)
                                               --------------------   ------------------    ----------------    -----------------
  Segment operating profit (loss)                              747                1,387              (3,793)               1,006

  General corporate                                         (1,041)              (1,071)             (2,483)              (2,864)
                                               --------------------   ------------------    ----------------    -----------------
      Operating profit (loss)                             $   (294)           $     316           $  (6,276)            $ (1,858)
                                               ====================   ==================    ================    =================

                                                                                June 28, 2003         December 31, 2002
                                                                            --------------------    ---------------------
Identifiable assets:
  Home manufacturing                                                               $  66,578                $  70,397
  Financial services                                                                  13,126                   12,497
  Retail                                                                               4,471                    6,458
  Other                                                                                8,998                   10,257
                                                                             --------------------    ---------------------

  Segment assets                                                                      93,173                   99,609
  General corporate                                                                   18,478                   30,462
                                                                             --------------------    ---------------------

      Total assets                                                                 $ 111,651                $ 130,071
                                                                             ====================    =====================

* See Safe Harbor Statement on page 18.

                          PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements (See pages 2 through 9)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations
Industry and Company Outlook
Cavalier Homes, Inc. and its subsidiaries are engaged in the production, sale, financing, and insuring of manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. The industry also has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were down 25% through May 2003, as compared to 2002, following significant declines since 1999. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed many locations. During 2002, two major industry lenders discontinued wholesale (dealer) financing of manufactured homes, which did not have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with those lenders. The Company believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, further tightening of credit standards and a further reduction in the availability of wholesale and retail financing. * The current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans. While land/ home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is greater. Additionally, effective January 1, 2002, the State of Texas, which historically has been one of the largest states for consumer purchases of manufactured housing, enacted a law that, among other things, classified and taxed manufactured homes as real property, and not personal property, under certain conditions as set forth in the Texas law, and affected the form and structure of permanent financing extended to Texas manufactured home consumers; however, the state has recently passed a law returning to the chattel lending option. During the period the law classifying manufactured homes as real property was in effect, the law caused some disruption in the industry. We have not seen a return to previous levels of chattel financing in Texas following revocation of the law, and there can be no assurance that previous levels of chattel financing will be available in the future. * Effective August 24, 2003, Fannie Mae, a source of retail mortgage financing for manufactured homes, has modified the available term based on the down payment, expanded the appraisal procedures to include the cost approach to value, and increased "loan level price adjustment" for the loan 50 basis points. In addition, a major industry lender discontinued, in late 2002, chattel (home only) financing of manufactured homes at retail, however, in June 2003, a new retail lender announced plans for possible entrance into the manufactured housing market.

In response to the continued weakening of the manufactured housing industry market conditions and the indeterminate impact of political tensions and armed conflict in the Middle East, the Company announced its decision to close six manufacturing facilities in the fourth quarter of 2002, and one in July 2003. These facilities were located in Conway, Arkansas (2), Graham, Texas, Cordele, Georgia, Belmont, Mississippi, Haleyville, Alabama and Shippenville, Pennsylvania. The Company has shifted production from these plants, which employed approximately 1,100 people, to one or more of the Company's seven operating plants. The remaining plants will also handle dealer sales and customer service for the Company's homes. On the retail side, the Company has closed or disposed of 13 of its 16 retail sales centers, of which one closing was announced in July 2003. In terms of operating costs, Cavalier has made cost reductions in virtually all areas of the Company, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 64% since December 31, 1998. The Company is continuing to evaluate capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idlings and closings and methods designed to address the Company's financial performance in light of developing market and business conditions.* The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

As industry conditions remained challenging, the Company's floor shipments have declined 43.1% in 2003 as compared to 2002. The Company is uncertain at this time as to the impact the extent and duration of the general economic conditions and continuing adverse industry conditions will have on the Company's future revenue and earnings.* While the Company currently expects the results of operations for the third quarter of 2003 to be a modest loss, changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures could affect the results of operations of the Company.*

* See Safe Harbor Statement on page 18.

Results of Operations (dollars in thousands)
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:

STATEMENT OF OPERATIONS  DATA                                 For the Thirteen Weeks Ended
                                           ------------------------------------------------------------------
                                             June 28, 2003        June 29, 2002           Difference
                                             -------------        -------------           ----------
Revenue:
   Home manufacturing net sales            $  65,420              $  103,123             $  (37,703)
   Financial services                            728                     715                     13
   Retail                                      1,959                   2,030                    (71)
   Other                                         614                     775                   (161)
                                             ---------            ------------              ---------
Total revenue                              $  68,721     100.0%   $  106,643    100.0%   $  (37,922)     -35.6%
Cost of sales                                 57,817      84.1%       91,769     86.1%      (33,952)     -37.0%
                                             ---------  --------- ------------  --------    ---------    --------
Gross profit                               $  10,904      15.9%   $   14,874     13.9%   $   (3,970)     -26.7%
                                             =========  ========= ============  ========    =========    ========
Selling, general and administrative        $  11,144      16.2%   $   14,558     13.7%   $   (3,414)     -23.5%
Impairment and other related charges       $      54       0.1%   $        -      0.0%   $       54        0.0%
                                             ---------  --------- ------------  --------    ---------    --------
Operating profit (loss)                    $    (294)     -0.4%   $      316      0.3%   $      610     -193.0%
                                             ---------  --------- ------------  --------    ---------    --------
Other income (expense):
   Interest expense                        $    (278)     -0.4%   $     (386)    -0.4%   $     (108)     -28.0%
   Other, net                                    163       0.2%          248      0.2%          (85)     -34.3%
                                             ---------            ------------              ---------    --------
                                           $    (115)             $     (138)                   (23)      16.9%
                                             =========            ============              =========    ========
Income (loss) before income taxes          $    (409)     -0.6%   $      178      0.2%   $      587     -330.2%
Income taxes                               $       -       0.0%   $       62      0.1%   $       62     -100.0%
                                             ---------            ------------              ---------    --------
Income (loss) before cumulative effect of
  change in accounting principle           $    (409)     -0.6%   $      116      0.1%   $      525     -453.5%
Cumulative effect of change in accounting
  principle, net of tax benefit of $1,306          -       0.0%            -      0.0%            -      100.0%
                                             ---------            ------------              ---------
Net income (loss)                          $    (409)     -0.6%   $      116      0.1%   $      525     -453.5%
                                             =========  ========= ============  ========    =========    ========

                                                                   For the Twenty-six Weeks Ended
                                           ------------------------------------------------------------------
                                           June 28, 2003        June 29, 2002           Difference
                                           -------------        ------------            ---------
Revenue:
   Home manufacturing net sales            $ 122,345              $  195,111           $  (72,766)
   Financial services                          1,356                   1,147                  209
   Retail                                      3,327                   3,619                 (292)
   Other                                         904                   1,679                 (775)
                                            ---------            ------------            ---------
Total revenue                              $ 127,932     100.0%   $  201,556    100.0% $  (73,624)   -36.5%
Cost of sales                                110,193      86.1%      173,352     86.0%    (63,159)   -36.4%
                                            ---------  --------- ------------  --------  ---------  --------
Gross profit                               $  17,739      13.9%   $   28,204     14.0% $  (10,465)   -37.1%
                                            =========  ========= ============  ========  =========  ========
Selling, general and administrative        $  23,961      18.7%   $   30,062     14.9% $   (6,101)   -20.3%
Impairment and other related charges       $      54       0.1%   $        -      0.0% $       54      0.0%
                                            ---------               --------  ---------  --------
Operating loss                             $  (6,276)     -4.9%   $   (1,858)    -0.9% $    4,418    237.8%
                                            ---------  --------- ------------  --------  ---------  --------
Other income (expense):
   Interest expense                        $     (561)     -0.4%  $      (759)    -0.4% $     (198)   -26.1%
   Other, net                                     246       0.2%          647      0.3%       (401)   -62.0%
                                            ---------            ------------            ---------  --------
                                           $     (315)            $      (112)                 203   -180.5%
                                            =========            ============            =========  ========
Loss before income taxes                   $   (6,591)     -5.2%  $    (1,970)    -1.0% $    4,621    234.5%
Income tax benefit                         $        -       0.0%  $    (3,212)    -1.6% $   (3,212)  -100.0%
                                            ---------            ------------            ---------  --------
Income (loss) before cumulative effect of
  change in accounting principle           $   (6,591)     -5.2%  $     1,242      0.6% $    7,833   -630.8%
Cumulative effect of change in accounting
  principle, net of tax benefit of $1,306           -       0.0%      (14,162)    -7.0%    (14,162)   100.0%
                                             ---------            ------------            ---------
Net loss                                   $   (6,591)     -5.2%  $   (12,920)    -6.4% $   (6,329)   -49.0%
                                             =========  ========= ============  ========  =========  ========

OPERATING DATA                                For the Thirteen Weeks Ended
                                             -------------------------------
                                              June 28, 2003   June 29, 2002
                                             --------------  ---------------
Home manufacturing sales:
Floor shipments                               3,549            6,020
Home shipments:
  Single section                                285   14.9%      699  20.8%
  Multi-section                               1,632   85.1%    2,661  79.2%
                                              -------  -----  -------- ------
Total shipments                               1,917   100.0%   3,360  100.0%
Shipments to company-owned retail locations     (35)   -1.8%     (47)  -1.4%
                                              -------  -----  -------- ------
Wholesale shipments to independent dealers    1,882    98.2%    3,313  98.6%
                                              =======  =====  ======== ======
Retail sales:
  Single section                                 14    28.6%       14  28.0%
  Multi-section                                  35    71.4%       36  72.0%
                                              -------  -----  -------- ------
Total sales                                      49   100.0%       50  100.0%
                                              =======  =====  ======== ======
Cavalier-produced homes sold                     44    89.8%       42   84.0%
                                              =======  =====  ======== ======

Used homes sold                                   5    10.2%        8   16.0%
                                              =======  =====  ======== ======

Other Operating Data:
Installment loan purchases                 $ 11,136         $  13,281
Capital expenditures                       $    108         $     559
Home manufacturing facilities-operating           7                14
Independent exclusive dealer locations          168               259
Company-owned retail locations                    3                 5

                                            For the Twenty-six Weeks Ended
                                            -------------------------------
                                            June 28, 2003   June 29, 2002
                                            --------------  ---------------
Home manufacturing sales:
Floor shipments                               6,643            11,671
Home shipments:
  Single section                                503   14.1%     1,360  20.9%
  Multi-section                               3,070   85.9%     5,156  79.1%
                                            -------  -----   -------- ------

Total shipments                               3,573  100.0%     6,516 100.0%

Shipments to company-owned retail locations     (53)  -1.5%       (94) -1.4%
                                            -------  -----   -------- ------

Wholesale shipments to independent dealers    3,520   98.5%     6,422  98.6%
                                            =======  =====   ======== ======

Retail sales:
  Single section                                 23   26.1%        34  35.1%
  Multi-section                                  65   73.9%        63  64.9%
                                            -------  -----   -------- ------

Total sales                                      88  100.0%        97 100.0%
                                            =======  =====   ======== ======

Cavalier-produced homes sold                     76   86.4%        84  86.6%
                                            =======  =====   ======== ======

Used homes sold                                  12   13.6%        13  13.4%
                                            =======  =====   ======== ======

Other Operating Data:
Installment loan purchases                 $ 20,345        $  21,879
Capital expenditures                       $    227        $   1,312
Home manufacturing facilities - operating         7               14
Independent exclusive dealer location           168              259
Company-owned retail locations                    3                5


Thirteen weeks ended June 28, 2003 and June 29, 2002
Revenue
Revenue for the second quarter of 2003 totaled $68,721, a decrease of 35.6% from 2002's second quarter revenue of $106,643.

Home manufacturing net sales accounted for virtually the entire decrease, falling to $65,420, net of intercompany eliminations of $1,216. Home manufacturing net sales for the second quarter of 2002 were $103,123, net of intercompany eliminations of $1,516. Home shipments decreased 42.9%, with floor shipments decreasing by 41.0%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 79.2% of shipments in the second quarter of 2002 to 85.1% of shipments in 2003 in response to increasing consumer demand and more favorable terms and availability of financing for multi-section homes as compared to single section homes. Actual shipments of homes for the second quarter of 2003 were 1,917 versus 3,360 in 2002. Cavalier attributes the decrease in sales and shipments primarily to continuing adverse industry conditions, related primarily to industry financing, both retail and wholesale.

Inventory of the Company's product at all retail locations, including company-owned retail sales centers, decreased to approximately $130,000 at June 28, 2003 from $151,000 at year end 2002. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment increased to $728 for the second quarter of 2003 compared to $715 in 2002. The revenue increase was primarily due to higher revenue earned at the Company's insurance subsidiary somewhat offset by lower revenues from the Company's finance subsidiary in the second quarter of 2003 as compared to the same period of 2002. During the second quarter of 2003, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $11,136 and resold installment contracts totaling $9,577. In the second quarter of 2002, CIS purchased contracts of $13,281 and resold installment contracts totaling $10,773. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $1,959 for the second quarter of 2003 compared to $2,030 for the same period in 2002.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses which primarily sell to the Company's home manufacturing segment. Revenues from external customers for the second quarter of 2003 were $614 compared to $775 for the second quarter of 2002. The decrease is due primarily to the sale of a supply company during the third quarter of 2002 which was somewhat offset by sales to a new external customer at one of the supply companies.

Gross Profit
Gross profit was $10,904, or 15.9% of total revenue, for the second quarter of 2003, versus $14,874 or 13.9%, in 2002. The $3,970 decrease in gross profit is primarily the result of the reduction in sales, while gross profit % improved due to closing of inefficient plants.

Selling, General and Administrative
Selling, general and administrative expenses during the second quarter of 2003 were $11,144, or 16.2% of total revenue, versus $14,558 or 13.7% in 2002, a decrease of $3,414 or 23.5%. The overall decrease includes a $1,258 reduction in salaries, wages and incentive compensation, a $1,456 decrease in advertising and promotion costs, including dealer support costs, a $569 decrease in employee benefits cost (primarily health insurance) and a $628 increase in gain on sale of fixed assets. Expenses for the second quarter of 2002 included a benefit of $1,163 from the settlement of a 1998 insurance claim related to an employee benefits plan.

Impairment and Other Related Charges
During the second quarter of 2003, the Company recorded impairment and other related charges of $54 ($54 after tax or $0.00 per diluted share) related to the closing of an under-performing retail location in Pennsylvania. There were no such charges in the comparable 2002 period.

Operating Profit (Loss)
Operating loss for the quarter was $294 compared to operating income of $316 in the second quarter of 2002. Segment operating results were as follows: (1) Home manufacturing operating loss, before intercompany eliminations, was $430 in the second quarter of 2003 as compared to operating income of $386 in 2002. The increased home manufacturing operating loss is primarily due to decreased sales and trailing costs associated with the six facilities closed during the last quarter of 2002. (2) Financial services operating income was $118 in the second quarter of 2003 compared to income of $9 in 2002. The financial services operating results improved in 2003 primarily due to an improved level of selling, general and administrative expenses related to cost reduction efforts.
(3) The retail segment's operating loss was $89 in the second quarter of 2003 as compared to a loss of $10 in 2002. (4) The other segment operating profit, before intercompany eliminations, was $1,156 in the second quarter of 2003 as compared to $1,047 in 2002. (5) General corporate operating expense, which is not identifiable to a specific segment, improved from $1,071in the second quarter of 2002 to $1,041 in 2003 primarily due to a reduction in salaries expense.

Other Income (Expense)
Interest expense decreased $108 primarily due to a reduction in the interest rate paid on the amount outstanding under the Company's line of credit. Other, net decreased $85 primarily due to lower interest income rates earned during the second quarter of 2003.

Income (Loss) before Income Taxes
The Company's pre-tax loss for the second quarter was $409, compared to the pre-tax income of $178 in the second quarter of 2002. This loss is primarily due to decreased revenue and trailing costs associated with closed facilities as discussed above. In addition, earnings for the second quarter of 2002 included a benefit of $1,163 from the settlement of a 1998 insurance claim related to an employee benefits plan and second quarter 2003 gains on property, plant and equipment of $624 as discussed above.

Income Taxes
In the second quarter of 2003, the Company did not record any tax benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of Statement of Financial Accounting Standards No.109 Accounting for Income Taxes. The Company recorded income taxes of $62 in the second quarter of 2002.

Net Income (Loss)
The net loss for the second quarter of 2003 was $409 or $0.02 per diluted share compared with net income in the prior-year period of $116 or $0.01 per diluted share. The major components of this loss are discussed above under Revenue, Gross Profit, and Selling, General and Administrative Expenses.

Twenty-six weeks ended June 28, 2003 and June 29, 2002
Revenue
Revenue for the first half of 2003 totaled $127,932, a decrease of 36.5% from 2002's first half revenue of $201,556.

Home manufacturing net sales accounted for virtually the entire decrease, falling to $122,345, net of intercompany eliminations of $1,882. Home manufacturing net sales for the first half of 2002 were $195,111, net of intercompany eliminations of $2,869. Home shipments decreased 45.2%, with floor shipments decreasing by 43.1%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 79.1% of shipments in the first half of 2002 to 85.9% of shipments in 2003 in response to increasing consumer demand and more favorable terms and availability of financing for multi-section homes as compared to single section homes. Actual shipments of homes for the first half of 2003 were 3,573 versus 6,516 in 2002. Cavalier attributes the decrease in sales and shipments primarily to continuing adverse industry conditions, related primarily to industry financing, both retail and wholesale.

Inventory of the Company's product at all retail locations, including company-owned retail sales centers, decreased to approximately $130,000 at June 28, 2003 from $151,000 at year end 2002. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment increased to $1,356 for the first half of 2003 compared to $1,147 in 2002. The revenue increase was primarily due to an increase in the interest income earned on the loans held in its portfolio and higher revenue earned at the Company's insurance subsidiary in the first half of 2003 as compared to the same period of 2002. During the first half of 2003, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $20,345 and resold installment contracts totaling $19,062. In the first half of 2002, CIS purchased contracts of $21,879 and resold installment contracts totaling $17,562. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $3,327 for the first half 2003 compared to $3,619 for the same period in 2002.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses which primarily sell to the Company's home manufacturing segment. Revenues from external customers declined for the first half of 2003 to $904 compared to $1,679 for the first half of 2002. The decrease is due primarily to the sale of a supply company during the third quarter of 2002.

Gross Profit
Gross profit was $17,739, or 13.9% of total revenue, for the first half of 2003, versus $28,204, or 14.0%, in 2002. The $10,465 decrease in gross profit is primarily the result of the reduction in sales.

Selling, General and Administrative
Selling, general and administrative expenses during the first six months of 2003 were $23,961, or 18.7% of total revenue, versus $30,062 or 14.9% in 2002, a decrease of $6,101 or 20.3%. The overall decrease includes a benefit of $1,163 from the settlement of a 1998 insurance claim related to the Company's employee benefits plan, a $2,415 reduction in salaries, wages and incentive compensation, a $2,215 decrease in advertising and promotion costs, including dealer support costs, a $1,046 decrease in employee benefits cost (primarily health insurance) and a $1,133 increase in gain on sale of fixed assets.

Impairment and Other Related Charges
During the first half of 2003, the Company recorded impairment and other related charges of $54 ($54 after tax or $0.00 per diluted share) related to the closing of an under-performing retail location in Pennsylvania. There were no such charges in the comparable 2002 period.

Operating Loss
Operating loss for the first half of 2003 was $6,276 compared to an operating loss of $1,858 in the same period of 2002. Segment operating results were as follows: (1) Home manufacturing operating loss, before intercompany eliminations, was $6,166 in the first half of 2003 as compared to $527 in 2002. The increased home manufacturing operating loss is primarily due to decreased sales and trailing costs associated with the six facilities closed during the last quarter of 2002. (2) Financial services operating income was $234 in the first half of 2003 as compared to a loss of $139 in 2002. The financial services operating results improved in 2003 primarily due to the higher revenue in the first half of 2003 as described above and due to an improved level of selling, general and administrative expenses related to cost reduction efforts. (3) The retail segment's operating profit was $119 in the first half of 2003 as compared to an operating loss of $81 in 2002, an improvement due primarily to the closure of an under performing retail location in the fourth quarter of 2002. (4) The other segment operating profit, before intercompany eliminations, was $1,876 in the first half of 2003 as compared to $1,843 in 2002. (5) General corporate operating expense, which is not identifiable to a specific segment, improved from $2,864 in the first half of 2002 to $2,483 in 2003 primarily due to a reduction in salaries expense.

Other Income (Expense)
Interest expense decreased $198 primarily due to a reduction in the interest rate paid on the amount outstanding under the Company's line of credit. Other, net decreased $401 primarily due to lower interest income rates earned during the first half of 2003 and reduced income recognized from equity method investees.

Loss before Income Taxes
The Company's pre-tax loss for the first half was $6,591, compared to the pre-tax loss of $1,970 in the first half of 2002 primarily due to decreased revenue and trailing costs associated with closed facilities as discussed above. In addition, earnings for 2002 included a benefit of $1,163 from the settlement of a 1998 insurance claim related to an employee benefits plan and 2003 includes gains on sales of property, plant and equipment of $1,170 as discussed above.

Income Tax Benefit
In the first half of 2003, the Company did not record any tax benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of Statement of Financial Accounting Standards No.109 Accounting for Income Taxes. The Company recorded an income tax benefit of $3,274 in the first half of 2002, reflecting the benefit of both the Company's net loss and the new Jobs Creation and Workers' Assistance Act that was passed in March 2002. Under this law, companies were able to carry back net operating losses (through 2002) five years instead of two years as provided under the previous rules. Due to the change in law, the Company received a refund of $4,634 in April 2002, and received an additional refund of $6,433 in March 2003.

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

Net Loss
The net loss for the first half of 2003 was $6,591 or $0.37 per diluted share compared with a net loss in the prior-year period of $12,920 or $0.73 per diluted share. The major components of this loss are discussed above under Revenue, Gross Profit, Income Tax Benefit and Cumulative Effect of Change in Accounting Principle.

Liquidity and Capital Resources (dollars in thousands)

 BALANCE SHEET DATA
                                             Balances as of
                                    ---------------------------------
                                    June 28, 2003   December 31, 2002
                                    ---------------------------------

Cash and cash equivalents               $ 25,491        $  34,939
Working capital                         $  5,446        $  12,346
Current ratio                           1.1 to 1         1.2 to 1
Accounts receivable                     $ 11,937        $   3,353
Long-term debt                          $ 18,586        $  22,643
Ratio of long-term debt to equity         1 to 2           1 to 2
Installment loan portfolio              $ 11,169        $  10,977

Operating activities during the first six months of 2003 used net cash of $9,387. Effective March 9, 2002, the Jobs Creation and Workers' Assistance Act was passed which enabled companies to carry back net operating losses (through
2002) five years instead of two years as under the previous rules. In April 2002, the Company received $4,634 in tax refunds as a result of this change and received an additional refund of $6,433 in March, 2003.

The increase in accounts receivable and reduction in cash and cash equivalents from December 31, 2002 to June 28, 2003 is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables, resulting in higher year end cash balances.

The Company's capital expenditures were $227 for the twenty-six weeks ended June 28, 2003, as compared to $1,312 for the comparable period of 2002. Capital expenditures during these periods included normal property, plant and equipment additions and replacements.

In May 2002, the Company paid $1,250 to purchase additional partnership interest in an equity investee. The partnership is now wholly-owned by the Company and continues to be included in the consolidated financial statements.

The decrease in long-term debt was due to scheduled principal payments and a $3,000 pay-down on the revolving line of credit.

At June 28, 2003, $12,000 was outstanding under the Company's then existing credit facility. On August 6, 2003, the Company amended its credit facility with its primary lender. The new credit facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000 which are cross-secured and cross-defaulted. The Company intends to use the long-term portion of the new facility, together with $2,000 cash to repay the outstanding amount on the credit agreement, leaving a $15,000 borrowing availability (including letters of credit) under the new revolver. The maturity date for the revolving line of credit remains unchanged at April 2005. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth, plus all treasury stock purchases after December 31, 2002, as noted in the following table.

     Tangible Net Worth            Revolving Line of Credit
        ("TNW")                        Available
--------------------          --------------------------
Above $50,000                 30% of TNW
$50,000 - $38,000             $15,000
$38,000 - $23,000             $15,000 to zero (dollar
                              for dollar reduction)

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

  Tangible Net Worth            Revolving Line of Credit
        ("TNW")                      Interest Rate
--------------------            ------------------------
Above $77,000                   Prime less 0.50%
$77,000 - $65,000               Prime
$65,000 - $58,000               Prime plus 0.25%
$58,000 - $38,000               Prime plus 1.00%
Below $38,000                   Prime plus 2.00%

The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000. Interest on term notes is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Any amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility contains certain restrictive covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.25 to 1 commencing with the nine months ending December 31, 2003 (1.5 to 1 and 1.75 to 1 for the years ending December 31, 2004 and 2005), and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At June 28, 2003, the Company was in compliance with its debt covenants.

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. * CIS is currently re-selling loans to other lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases.* There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements. *

The Company currently believes existing cash and funds available under the new credit facility, together with cash provided by operations, will be adequate to fund the Company's operations and plans for the next twelve months.* However, there can be no assurances to this effect. If it is not, or if the Company is unable to remain in compliance with its covenants under its Credit Facility, the Company would seek to maintain or enhance its liquidity position and capital resources through modifications to or waivers under the Credit Facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond the control of the Company.*

Projected cash to be provided by operations in the coming year is largely dependent on sales volume. The Company's manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. During 2002, two major industry lenders discontinued wholesale (dealer) financing of manufactured homes, which did not have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with those lenders. In addition, a major industry lender discontinued, in late 2002, chattel (home only) financing of manufactured homes at retail, however, in June 2003, a new retail lender announced plans for possible entrance into the manufactured housing market. Reduced availability of such financing is currently having an adverse effect on the manufactured housing industry.* In addition, most states classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.

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

* See Safe Harbor Statement on page 18.

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

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consisted of fixed rate contracts with interest rates generally ranging from 9.0% to 15.0% and an average original term of 281 months at June 28, 2003. At June 28, 2003, the estimated fair value of installment contracts was $11,811. The Company estimated the fair value of its installment contracts receivable using discounted cash flows and interest rates offered by CIS on similar contracts at that time.

The Company has notes payable under two industrial development revenue bond issues and a revolving line of credit that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. At June 28, 2003, the estimated fair value of borrowings was $20,228. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company's President/Chief Executive Officer and it's Chief Financial Officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report, and have determined such disclosure controls and procedures to be effective in alerting them to material information relating to the Company that may be required to be included in the Company's periodic filings.

Changes in Internal Controls
During the period covered by this quarterly report, there have been no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
o        the severe and continuing downturn in the manufactured housing industry;
o        limitations in Cavalier's ability to pursue its business strategy;
o changes in demographic trends, consumer preferences and Cavalier's business strategy;
o        changes  and  volatility  in  interest  rates and the  availability of capital;
o        changes  in  the  availability of retail (consumer) financing;
o        changes  in  the  availability  of wholesale (dealer) financing;
o        changes in level of industry retail inventories;
o        the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other key personnel;

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

Item 4:  Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held May 22, 2003, and the stockholders elected ten directors. The following is a tabulation of the voting on this matter:
                                                   Shares Voting
                                         For                         Withheld
         John W. Allison              15,558,608                       90,086
         Thomas A. Broughton, III     15,408,746                      239,948
         Barry B. Donnell             15,523,384                      125,310
         Norman W. Gayle, III         15,526 857                      121,837
         Lee Roy Jordan               15,387,996                      260,698
         A. Douglas Jumper, Sr.       15,406,673                      242,021
         John W Lowe                  14,507,909                    1,140,785
         David A. Roberson            15,528,108                      120,586
         Bobby Tesney                 15,557,108                       91,586
         J. Don Williams              15,535,007                      113,687

The stockholders also ratified the Board of Director's appointment of Deloitte & Touche LLP as Independent Certified Public Accountants for the Company. The appointment was ratified by a vote of 15,604,422 shares for and 37,516 shares against.

Item 5:  Other Matters

On May 22, 2003, the Company received notification from the New York Stock Exchange ("NYSE") that the NYSE had accepted the Company's proposed plan to reestablish compliance with the NYSE's continued listing standards. As a result,

Cavalier's common stock will continue to trade on the NYSE, subject to the Company's achieving certain interim and ongoing objectives as outlined in the plan. On March 27, 2003, the Company reported it had fallen below the NYSE continued listing standard requiring total market capitalization of not less than $50 million over a 30-day trading period and total stockholders' equity of not less than $50 million. As of March 3, 2003, the date of the NYSE notification, the Company's 30 trading day average market capitalization was $26 million, with shareholders' equity of $45.5 million as of December 31, 2002. The Company's 30 trading day average market capitalization was $33.5 million with stockholders' equity of $38.9 million as of June 28, 2003. As required by the NYSE, Cavalier submitted a plan to the NYSE demonstrating how it intends to comply with its listing standards over a period of 18 months. With the NYSE's decision to accept Cavalier's proposed plan, the Company has 18 months to restore compliance with the continued listing standards. The Company will report quarterly to the NYSE during this period on the Company's progress toward achieving its operational goals.

Item 6:  Exhibits and Reports on Form 8-K

The exhibits required to be filed with this report are listed below.

         (10) Material Contracts
               (a) Fourth Modification to Amended and Restated Revolving Note,
                   dated as of August 6, 2003, between the Company and First Commercial Bank.
               (b) Fifth Amendment to Amended and Restated Revolving and Term
                   Loan Agreement, dated as of August 6, 2003, between the Company and First Commercial Bank.
               (c) Real Estate Note, dated as of August 6, 2003, between the
                   Company and First Commercial Bank.
               (d) Guaranty Agreement, dated as of August 6, 2003, between the
                   Company and First Commercial Bank.

         (11)      Statement re: Computation of Net Income (Loss) per Common
                   Share.

         (31) Exhibits
               (a) Certification of principal executive officer pursuant to
                   Exchange Act Rule 13a-14(a) or 15d-14(a).
               (b) Certification of principal financial officer pursuant to
                   Exchange Act Rule 13a-14(a) or 15d-14(a).

              (32) Exhibits
               (a) Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
               (b) Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Current Report on Form 8-K.
        (a) The Company filed a Current Report on Form 8-K on August 11, 2003, with respect to a press release announcing its financial results for the quarter ended June 28, 2003.
        (b) The Company filed a Current Report on Form 8-K on July 17, 2003, with respect to a press release announcing the closure of a home manufacturing plant located in Shippenville, Pennsylvania.
        (c) The Company filed a Current Report on Form 8-K on May 22, 2003, with respect to a press release announcing that the New York Stock Exchange has accepted the Company's proposed plan to attain compliance with the NYSE's continued listing standards.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                   Cavalier Homes, Inc.
                                   --------------------
                                   Registrant

Date: August 12, 2003              /s/ David A. Roberson
                                   ----------------------------------
                                   David A. Roberson - President
                                   and Chief Executive Officer

Date: August 12, 2003              /s/ Michael R. Murphy
                                   -----------------------------------
                                   Michael R. Murphy -
                                   Chief Financial Officer (Principal
                                   Financial and Accounting Officer)

                                                    PART II. - EXHIBIT 11
                                           CAVALIER HOMES, INC. AND SUBSIDIARIES
                                        COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

                                                                     Thirteen Weeks Ended            Twenty-six Weeks Ended
                                                                  ------------------------          ------------------------
                                                                        June 28,        June 29,         June 28,         June 29,
                                                                          2003           2002             2003             2002
                                                                       ----------      ----------       ----------      -----------
   Income (loss) before cumulative effect
     of change in accounting principle                             $   (409,000)  $     116,000    $  (6,591,000)    $   1,242,000

   Cumulative effect of change in accounting
     principle, net of tax benefit of $1,306                                  -               -                -       (14,162,000)
                                                                     ----------      ----------       ----------        ----------
   Net income (loss)                                               $   (409,000)  $     116,000    $  (6,591,000)    $ (12,920,000)
                                                                     ==========      ==========       ==========        ==========
SHARES:

   Weighted average common shares - basic                            17,665,644      17,665,380       17,665,644        17,664,138

   Dilutive effect if stock options and warrants were exercised               -          94,488                -            77,800
                                                                     ----------      ----------       ----------        ----------
   Weighted average common shares - diluted                          17,665,644      17,759,868       17,665,644        17,741,938
                                                                     ==========      ==========       ==========        ==========
   Basic and diluted income (loss) per share:

   Income (loss) before cumulative effect
   of change in accounting principle                               $      (0.02)  $        0.01    $       (0.37)     $       0.07

   Cumulative effect of change in accounting principle                        -               -                -             (0.80)
                                                                     ----------      ----------       ----------        ----------
   Net income (loss)                                               $      (0.02)  $        0.01    $       (0.37)     $      (0.73)
                                                                     ==========      ==========       ==========        ==========

                                  EXHIBIT 31(a)
CERTIFICATIONS

I, David A. Roberson, certify that:

        1. I have reviewed this report on Form 10-Q of Cavalier Homes, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation operation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 12, 2003                /s/ David A. Roberson
                                     -------------------------------------
                                     David A. Roberson
                                     President and Chief Executive Officer

                                     EXHIBIT 31(b)
CERTIFICATIONS

I, Michael R. Murphy, certify that:

        1. I have reviewed this report on Form 10-Q of Cavalier Homes, Inc.;

        2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

        3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

                    a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

                    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation operation of internal controls over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) All significant deficiencies and material weaknesses in the design or operation of internal controls over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: August 12, 2003                     /s/ Michael R. Murphy
                                          ---------------------
                                          Michael R. Murphy
                                          Chief Financial Officer

                                  EXHIBIT 32(a)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended June 28, 2003 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 12, 2003                By:      /s/ David A. Roberson
                                      ----------------------------------------
                                                   David A. Roberson
                                                   Chief Executive Officer


A signed original of this written statement required by Section 906 has been provided to Cavalier Homes, Inc. and will be retained by Cavalier Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 32(b)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended June 28, 2003 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 12, 2003                  By:      /s/ Michael R. Murphy
                                        --------------------------------------
                                                     Michael R. Murphy
                                                     Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Cavalier Homes, Inc. and will be retained by Cavalier Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.