Form 10-Q
period 2003-09-27
CAVALIER HOMES INC
filed 2003-11-12
CIK 789863

UNITED STATES
                      SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
                                   ---------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 27, 2003

                                                        OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _______________ to ______________


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).- Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                               Outstanding at November 11, 2003
----------------------------                    --------------------------------
Common Stock, $.10 Par Value                       17,665,644 Shares

                                          CAVALIER HOMES, INC. AND SUBSIDIARIES
                                         CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited - dollars in thousands except per share amounts)
                                                                                           September 27,    December 31,
 ASSETS                                                                                       2003            2002
                                                                                          --------------    -------------
 CURRENT ASSETS:
      Cash and cash equivalents                                                       $         24,167  $        34,939
      Accounts receivable, less allowance for losses of $122 (2003) and $145 (2002)             11,972            3,353
      Notes and installment contracts receivable - current                                       3,421            6,102
      Inventories                                                                               12,991           18,287
      Deferred income taxes                                                                        981            1,083
      Income tax receivable                                                                          -            5,738
      Other current assets                                                                       1,259            3,118
                                                                                         --------------    -------------
             Total current assets                                                               54,791           72,620
                                                                                         --------------    -------------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                                            43,539           50,357
                                                                                         --------------    -------------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,039 (2003) and $859 (2002)                                6,306            4,058
                                                                                         --------------    -------------
 OTHER ASSETS                                                                                    3,255            3,036
                                                                                         --------------    -------------
 TOTAL                                                                                $        107,891  $       130,071
                                                                                         ==============    =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                               $          1,845  $         1,347
      Notes payable under retail floor plan agreements                                               -               67
      Accounts payable                                                                           7,294            7,060
      Amounts payable under dealer incentive programs                                            7,922           10,840
      Accrued compensation and related withholdings                                              3,748            8,398
      Estimated warranties                                                                      13,850           15,000
      Reserve for repurchase commitments                                                         3,300            4,000
      Accrued insurance                                                                          6,428            6,961
      Other accrued expenses                                                                     6,061            6,601
                                                                                         --------------    -------------
           Total current liabilities                                                            50,448           60,274
                                                                                         --------------    -------------
 DEFERRED INCOME TAXES                                                                             981            1,083
                                                                                         --------------    -------------
 LONG-TERM DEBT                                                                                 16,064           22,643
                                                                                         --------------    -------------
 OTHER LONG-TERM LIABILITIES                                                                       510              535
                                                                                         --------------    -------------
 CONTINGENCIES (NOTE 9)
 STOCKHOLDERS' EQUITY:
      Common stock, $0.10 par value; authorized 50,000,000 shares,
        issued 18,682,944 (2003 and 2002) shares                                                 1,868            1,868
      Additional paid-in capital                                                                55,932           55,932
      Treasury stock, at cost; 1,017,300 (2003 and 2002) shares                                 (4,101)          (4,101)
      Accumulated deficit                                                                      (13,811)          (8,163)
                                                                                         --------------    -------------
          Total stockholders' equity                                                            39,888           45,536
                                                                                         --------------    -------------
 TOTAL                                                                                $        107,891  $       130,071
                                                                                         ==============    =============

                                        See notes to condensed consolidated financial statements.


                                        CAVALIER HOMES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                              (Unaudited - dollars in thousands except per share amounts)

                                                                   Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                              ------------------------------      ------------------------------
                                                              September 27,    September 28,      September 27,     September 28,
                                                                   2003             2002               2003              2002
                                                              -------------    -------------      -------------     ------------
REVENUE                                                       $     63,863     $     98,693       $    191,795      $    300,249
COST OF SALES                                                       53,952           82,902            164,145           256,254
SELLING, GENERAL AND ADMINISTRATIVE                                  9,382           16,892             33,343            46,954
IMPAIRMENT AND OTHER RELATED CHARGES                                   122                -                176                 -
                                                              -------------    -------------      -------------     ------------
OPERATING PROFIT (LOSS)                                                407           (1,101)            (5,869)           (2,959)
OTHER INCOME (EXPENSE):                                       -------------    -------------      -------------     ------------
    Interest expense                                                  (204)            (363)              (765)           (1,122)
    Other, net                                                         161              291                407               938
                                                              -------------    -------------      -------------     ------------
                                                                       (43)             (72)              (358)             (184)
                                                              -------------    -------------      -------------     ------------
INCOME (LOSS) BEFORE INCOME TAX BENEFIT                                364           (1,173)            (6,227)           (3,143)
INCOME TAX  BENEFIT                                                   (579)            (411)              (579)           (3,623)
                                                              -------------    -------------      -------------     ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                                     943             (762)            (5,648)              480
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE, NET OF TAX BENEFIT OF $1,306                                -                -                  -           (14,162)
                                                              -------------    -------------      -------------     ------------
NET INCOME (LOSS)                                             $        943     $       (762)      $     (5,648)     $    (13,682)
                                                              =============    =============      =============     ============
BASIC AND DILUTED INCOME (LOSS) PER SHARE:

INCOME (LOSS) BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    $       0.05     $      (0.04)      $      (0.32)     $       0.03

CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                                   -                -                  -             (0.80)
                                                              -------------    -------------      -------------     ------------
NET INCOME (LOSS)                                             $       0.05     $      (0.04)      $      (0.32)            (0.77)
                                                              =============    =============      =============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                     17,665,644       17,665,644         17,665,644        17,664,643
                                                              =============    =============      =============     ============
WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                   17,710,286       17,665,644         17,665,644        17,705,762
                                                              =============    =============      =============     ============

                                        See notes to condensed consolidated financial statements.

                                             CAVALIER HOMES, INC. AND SUBSIDIARIES
                                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (Unaudited - in thousands)
                                                                                                Thirty-nine Weeks Ended
                                                                                              ------------------------------
                                                                                              September 27,    September 28,
                                                                                                  2003             2002
                                                                                              -------------    -------------
OPERATING ACTIVITIES:
  Net loss                                                                               $          (5,648)  $      (13,682)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Cumulative effect of change in accounting principle, net of tax                                   -           14,162
       Depreciation                                                                                  3,569            4,828
       Provision for credit and accounts receivable losses                                             157             (420)
       Gain on sale of installment contracts                                                          (875)          (1,012)
       Gain (loss) on sale of property, plant and equipment                                         (1,410)             199
       Impairment and other related charges                                                            176                -
       Other, net                                                                                     (241)          (1,703)
       Changes in assets and liabilities:
            Accounts receivable                                                                     (8,596)         (10,114)
            Inventories                                                                              5,296           (3,586)
            Income tax receivable                                                                    5,738              (75)
            Accounts payable                                                                           234            4,842
            Other assets and liabilities                                                            (8,686)          (1,176)
                                                                                              -------------    -------------
       Net cash used in operating activities                                                       (10,286)          (7,737)
                                                                                              -------------    -------------
INVESTING ACTIVITIES:
  Proceeds from disposition of property, plant and equipment                                         4,871              848
  Capital expenditures                                                                                (266)          (1,744)
  Proceeds from sale of installment contracts                                                       28,405           27,881
  Net change in notes and installment contracts                                                    (27,330)         (32,464)
  Other investing activities                                                                           (18)            (257)
                                                                                              -------------    -------------
       Net cash provided by (used in) investing activities                                           5,662           (5,736)
                                                                                              -------------    -------------
FINANCING ACTIVITIES:
  Net payments on notes payable                                                                        (67)            (406)
  Payments on long-term debt                                                                       (16,081)          (1,043)
  Proceeds from long-term borrowings                                                                10,000                -
  Proceeds from exercise of stock options                                                                -                8
                                                                                              -------------    -------------
       Net cash used in financing activities                                                        (6,148)          (1,441)
                                                                                              -------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (10,772)         (14,914)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                      34,939           43,256
                                                                                              -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                 $          24,167   $       28,342
                                                                                              =============    =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid (received) for:
       Interest                                                                          $             797   $        1,101
       Income taxes                                                                      $          (6,645)  $       (4,760)

                                        See notes to condensed consolidated financial statements.

                          CAVALIER HOMES, INC. AND SUBSIDIARIES
                   Notes to Condensed Consolidated Financial Statements
               (Unaudited - dollars in thousands except per share amounts)

1.       BASIS OF PRESENTATION
     o The accompanying condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of September 27, 2003, the results of its operations for the thirteen and thirty-nine week periods ended September 27, 2003 and September 28, 2002 and the results of its cash flows for the thirty-nine week periods ended September 27, 2003 and September 28, 2002. All such adjustments are of a normal, recurring nature except for the goodwill impairment described in Note 3.

     o The results of operations for the thirteen and thirty-nine weeks ended September 27, 2003 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2002 Annual Report on Form 10-K.

     o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding - basic or weighted average shares outstanding - diluted as detailed below:

                                                                        Thirteen Weeks Ended         Thirty-nine Weeks Ended
                                                                     --------------------------    --------------------------
                                                                     September 27, September 28,   September 27, September 28,
                                                                         2003          2002            2003          2002
                                                                     ------------  ------------    ------------  ------------
         Weighted average common shares outstanding - basic           17,665,644     17,665,644      17,665,644    17,664,643

         Dilutive effect if stock options were exercised                  44,642            -                -         41,119
                                                                     ------------  ------------    ------------  ------------
         Weighted average common shares outstanding - diluted         17,710,286     17,665,644      17,665,644    17,705,762
                                                                     ============  ============    ============  ============

         All options that would have an antidilutive effect on net income (loss) per share were excluded in the computation of diluted net income (loss) per share. The maximum antidilutive options for the thirteen weeks ended September 27, 2003 and September 28, 2002, were 2,627,429 and 3,314,194, respectively. The maximum antidilutive options for thirty-nine weeks ended September 27, 2003 and September 28, 2002, were 2,792,599 and 2,908,489, respectively.

     o The Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Accordingly, no compensation expense has been recognized for these plans except where the exercise price was less than fair value on the date of grant. The Company has granted no such options. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No.-123, Accounting for Stock-Based Compensation, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below.


                                                                     Thirteen Weeks Ended           Thirty-nine Weeks Ended
                                                                ----------------------------     ----------------------------
                                                                September 27,   September 28,    September 27,   September 28,
                                                                    2003            2002             2003            2002
                                                                ------------    ------------     ------------    ------------
         Net income (loss), as reported                        $       943      $     (762)      $  (5,648)      $  (13,682)
         Less:  Total stock-based employee compensation
          expense determined under fair value based method
          for all awards, net of related tax effects                   (28)           (124)            (54)            (844)
                                                                ------------    ------------     ------------    ------------
          Pro forma                                            $       915      $     (886)      $  (5,702)      $  (14,526)
                                                                ============    ============     ============    ============
         Basic and diluted income (loss) per share:
          As reported                                          $      0.05      $    (0.04)      $   (0.32)      $    (0.77)
          Pro forma                                            $      0.05      $    (0.05)      $   (0.32)      $    (0.82)

         The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                 Thirteen Weeks Ended              Thirty-nine Weeks Ended
                                                             -----------------------------       ----------------------------
                                                             September 27,   September 28,       September 27,  September 28,
                                                                 2003            2002                2003           2002
                                                             -------------   -------------       -------------  -------------
         Dividend yield                                             0.00%          0.00%               0.00%          0.00%
         Expected volatility                                       62.94%         59.84%              62.79%         59.37%
         Risk free interest rate                                    2.39%          4.71%               2.55%          4.57%
         Expected lives                                             5.0 years     15.0 years           5.0 years      6.6 years

     o Certain amounts from the prior period have been reclassified to conform to the 2003 presentation.

2.   RECENT ACCOUNTING PRONOUNCEMENTS
     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. The Company is currently evaluating FIN 46 to determine the impact, if any, that it may have on its consolidated financial statements.

3.   CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
     In June 2001, the FASB issued SFAS No.-142, Goodwill and Other Intangible Assets. Under this pronouncement, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed at least annually for impairment. The Company adopted SFAS No.-142 effective January-1, 2002. Under the provisions of this statement, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. This charge was recorded in the first quarter of 2002, and the entire amount of goodwill was associated with the Company's home manufacturing unit.

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

4.   INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at September 27, 2003 and December 31, 2002 were as follows:

                                               September 27,       December 31,
                                                   2003                2002
                                               -------------       -------------
                 Raw materials                     $  7,917           $ 12,006
                 Work-in-process                      1,162              1,488
                 Finished goods                       3,912              4,793
                                               -------------       -------------
                 Total inventory                   $ 12,991           $ 18,287
                                               =============       =============

5.   IMPAIRMENT AND OTHER RELATED CHARGES
     In accordance with SFAS No.-144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than their related carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

     In July 2003, Cavalier announced its decision to close an under-performing home manufacturing plant in Shippenville, Pennsylvania. The Shippenville plant employed approximately 90 people and was Cavalier's smallest, accounting for about 4% of its total revenue during the first nine months of 2003. The Company negotiated a lease of the facility to an unrelated party, which enabled the continuation of most of the workforce and mitigated the cost related to the shutdown of the plant. The lease provides for an original term from August 2003 through July 2011, including a short-term termination notice, one eight year renewal term through
     July 2019 and a purchase option. Monthly rentals required through the majority of the original lease term are from $15 to $18, a portion of which would be applied to the purchase price should the lessee exercise its
     option to purchase.     The Company expects to incur $200 to $300 in
     charges, primarily employee severance benefits, associated with the closing during the second half of 2003, of which $122 was recorded as incurred during the third quarter of 2003.

     The Company recorded impairment charges for the write-down of property, plant and equipment of $54 in the second quarter of 2003 relating to the closing of an under-performing retail location in Pennsylvania.

     During the fourth quarter of 2002, the Company recorded impairment and other related charges of $6,064 ($5,253 after tax or $0.30 per diluted share) related to the closing of six home manufacturing plants. The charge includes writedowns of $3,890 for property, plant and equipment, $22 for lease obligations and $2,152 for involuntary termination benefits for approximately 1,000 employees. Termination benefits paid and charged against the liability ($1,470 at December 31, 2002) through September 27, 2003 were $1,428 leaving a liability of $42 at September 27, 2003.

6.   INCOME TAXES
     In the third quarter of 2003, the Company recognized an income tax benefit of $579 representing adjustments to prior years' tax provisions that became appropriate given the results of the recent Internal Revenue Service audit of the Company's federal income tax returns; however, the Company did not record any tax benefit for net operating losses in the first nine months of 2003 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No.109 Accounting for Income Taxes. The Company recorded an income tax benefit of $3,623 in the first nine months of 2002, reflecting the benefit of both the Company's net loss and the new Jobs Creation and Workers' Assistance Act that was passed in March 2002. Under this law, companies were able to carry back net operating losses (through 2002) five years instead of two years as provided under the previous rules. Due to the change in law, the Company received a refund of $4,634 in April 2002, and received an additional refund of $6,433 in March 2003.

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

                                                            Thirteen Weeks Ended               Thirty-nine Weeks Ended
                                                        ------------------------------       -----------------------------
                                                        September 27,    September 28,       September 27,   September 28,
                                                            2003             2002                2003            2002
                                                        -------------    -------------       -------------   -------------
                Balance, beginning of period            $     14,400     $    12,200         $    15,000     $     11,700
                Warranty expense                               4,780           6,241              17,150           18,171
                Payments                                      (5,330)         (5,941)            (18,300)         (17,371)
                                                        -------------    -------------       -------------   -------------
                Balance, end of period                  $     13,850     $    12,500         $    13,850     $     12,500
                                                        =============    =============       =============   =============

8.   CREDIT FACILITY
     On August 6, 2003, the Company amended its credit facility with its primary lender. The new credit facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000 which are cross-secured and cross-defaulted. The Company used the long-term portion of the new facility, together with $2,000 cash to repay the outstanding amount on the revolving line of credit. The maturity date for the revolving line of credit remains unchanged at April 2005. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2002, as noted in the following table.

                          Tangible Net Worth                Credit Facility
                               ("TNW")                         Available
                        -----------------------          -----------------------
                        Above $50,000                    30% of TNW
                        $50,000 - $38,000                $15,000
                        $38,000 - $23,000                $15,000 to zero (dollar
                                                         for dollar reduction)

     At September 27, 2003, $8,847 was available under the revolving line of credit of which no amount was outstanding.

     The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

                          Tangible Net Worth
                               ("TNW")                        Interest Rate
                        -----------------------          -----------------------
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

     The Credit Facility contains certain restrictive covenants which, among other things, limit the Company's ability without the lender's consent to
     (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in
     excess of $1,000.   In addition, the Credit Facility contains certain
     financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than
     1.25 to 1 commencing with the nine months ending December 31, 2003 (1.5 to 1 and 1.75 to 1 for the years ending December 31, 2004 and 2005), and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, to comply with certain specified restrictions and financial covenants. At September 27, 2003, the Company was in compliance with its debt covenants.

9.   CONTINGENCIES
     o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of their default. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 12 to 24 months) and the risk of loss is further reduced by the resale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $96,000 at September 27, 2003. The Company has a reserve for estimated repurchase commitments based on prior experience and market conditions. Activity in the reserve for repurchase commitments was as follows:

                                                         Thirteen Weeks Ended            Thirty-nine Weeks Ended
                                                    ------------------------------   -------------------------------
                                                    September 27,   September 28,    September 27,    September 28,
                                                        2003           2002              2003            2002
                                                    --------------- --------------   ---------------- --------------
Balance, beginning of period                         $      3,500    $     3,300      $       4,000    $     3,200
Provision for losses on inventory repurchases, net           (351)           243               (166)         1,200
Recoveries (payments), net                                    151           (243)              (534)        (1,100)
                                                    --------------- --------------   ---------------- --------------
Balance, end of period                               $      3,300    $     3,300      $       3,300    $     3,300
                                                    =============== ==============   ================ ==============

     o The Company's workers' compensation, product liability and general liability insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At September 27,2003, the Company was contingently liable for future retrospective premium adjustments up to approximately $17,042 in the event that additional losses are reported related to prior periods.

      o The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Anticipated legal fees associated with these lawsuits are accrued at the time such cases are identified. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company.* However, the potential exists for unanticipated material adverse judgments against the Company.

      o The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At September 27, 2003, $3,197 of debt was outstanding, of which the Company had guaranteed $1,279.

10.   SEGMENT INFORMATION
      The Company's reportable segments are organized around products and services. Through its Home manufacturing segment, the Company's five divisions, which are aggregated for reporting purposes, design and manufacture homes which are sold in the United States to a network of dealers which includes Company-owned retail locations. Through its Financial services segment, the Company primarily offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's retail segment is comprised of Company-owned retail lots that derive their revenues from home sales to individuals. Included in the "other" category are supply companies who primarily sell their products to the manufacturing segment of the Company. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expenses) or income taxes (benefit).


* See Safe Harbor Statement on page 19.


                                                  Thirteen Weeks Ended                          Thirty-nine Weeks Ended
                                       --------------------------------------------   ---------------------------------------------
                                        September 27, 2003    September 28, 2002        September 27, 2003    September 28, 2002
                                       --------------------------------------------   ---------------------------------------------
Gross revenue:
  Home manufacturing                              $ 61,851             $  96,373                 $ 186,078             $ 294,353
  Financial services                                   652                   755                     2,008                 1,902
  Retail                                             2,423                 2,335                     5,750                 5,954
  Other                                              7,232                11,670                    21,841                32,510
                                       --------------------------------------------   ---------------------------------------------
      Gross revenue                               $ 72,158             $ 111,133                 $ 215,677             $ 334,719
                                       ============================================   =============================================
Intersegment revenue:
  Home manufacturing                              $  1,675             $   1,265                 $   3,557             $   4,134
  Financial services                                     -                     -                         -                     -
  Retail                                                 -                     -                         -                     -
  Other                                              6,620                11,175                    20,325                30,336
                                       --------------------------------------------   ---------------------------------------------
      Intersegment revenue                        $  8,295             $  12,440                 $  23,882             $  34,470
                                       ============================================   =============================================
Revenue from external customers:
  Home manufacturing                              $ 60,176             $  95,108                 $ 182,521             $ 290,219
  Financial services                                   652                   755                     2,008                 1,902
  Retail                                             2,423                 2,335                     5,750                 5,954
  Other                                                612                   495                     1,516                 2,174
                                       --------------------------------------------   ---------------------------------------------
      Total revenue                               $ 63,863             $  98,693                 $ 191,795             $ 300,249
                                       ============================================   =============================================
Operating profit (loss):
  Home manufacturing                              $    193             $  (1,038)                $  (5,973)            $  (1,565)
  Financial services                                   108                    25                       342                  (114)
  Retail                                               156                   (59)                      275                  (140)
  Other                                              1,200                 1,546                     3,076                 3,389
  Elimination                                          120                    55                       264                   (35)
                                       --------------------------------------------   ---------------------------------------------
  Segment operating profit (loss)                    1,777                   529                    (2,016)                1,535
  General corporate                                 (1,370)               (1,630)                   (3,853)               (4,494)
                                       --------------------------------------------   ---------------------------------------------
      Operating profit (loss)                     $    407             $  (1,101)                $  (5,869)            $  (2,959)
                                       ============================================   =============================================

                                                                                        September 27, 2003     December 31, 2002
                                                                                      ---------------------------------------------
Identifiable assets:
  Home manufacturing                                                                             $  64,370             $  70,397
  Financial services                                                                                13,201                12,497
  Retail                                                                                             3,711                 6,458
  Other                                                                                             10,467                10,257
                                                                                      ---------------------------------------------
  Segment assets                                                                                    91,749                99,609
  General corporate                                                                                 16,142                30,462
                                                                                      ---------------------------------------------
      Total assets                                                                               $ 107,891             $ 130,071
                                                                                      =============================================

                                         PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements (See pages 2 through 9)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations Industry and Company Outlook
Cavalier Homes, Inc. and its subsidiaries produce, sell and finance manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. The industry also has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were down 23% through August 2003, as compared to 2002, following a cumulative 50% decline since January 1, 1999 through December 31, 2002. In response to deteriorating market conditions, manufacturers have closed or idled some of their manufacturing facilities and retail dealers have closed many locations. During 2002, two major industry lenders discontinued wholesale (dealer) financing of manufactured homes, which did not have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with those lenders. The Company believes that the possibility exists for additional retail dealer failures, as well as for the loss of additional lenders from the industry, further tightening of credit standards and a further reduction in the availability of wholesale and retail financing. * The current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans. While land/ home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is greater. Additionally, effective January 1, 2002, the State of Texas, which historically has been one of the largest states for consumer purchases of manufactured housing, enacted a law that, among other things, classified and taxed manufactured homes as real property, and not personal property, under certain conditions as set forth in the Texas law, and affected the form and structure of permanent financing extended to Texas manufactured home consumers; however, the state has recently passed a law returning to the chattel lending option. During the period the law classifying manufactured homes as real property was in effect, the law caused some disruption in the industry. We have not seen a return to previous levels of chattel financing in Texas following revocation of the law, and there can be no assurance that previous levels of chattel financing will be available in the future. * Effective August 24, 2003, Fannie Mae, a source of retail mortgage financing for manufactured homes, has modified the available term based on the-down payment, expanded the appraisal procedures to include the cost approach to value, and increased "loan level price adjustment" for the loan by 50 basis points. In addition, a major industry lender discontinued, in late 2002, chattel (home only) financing of manufactured homes at retail; however, in June 2003, a new retail lender announced plans for possible entrance into the manufactured housing market. Additionally, the Company's gross margin has been negatively impacted by rapidly rising lumber prices, between May and September 2003, due to military demand in Iraq, Hurricane Isabel and other weather-related factors, including the California forest fires, and strong new home sales, as well as to the plywood industry's maintenance of lean inventory to stem over-supply before these unforeseen events. While the Company seeks to offset rising costs through increasing its selling prices, sudden increases in costs, as well as dealers' retail sales commitments, can affect the timing and ability of the Company to pass on its cost increases. The Company is uncertain at this time as to the impact the extent and duration of the increased lumber prices will have on the Company's future revenue and earnings. *

In response to the continued weakening of the manufactured housing industry market conditions and the indeterminate impact of political tensions and armed conflict in the Middle East, the Company announced its decision to close six manufacturing facilities in the fourth quarter of 2002 and one in July 2003. These facilities were located in Conway, Arkansas (2), Graham, Texas, Cordele, Georgia, Belmont, Mississippi, Haleyville, Alabama and Shippenville, Pennsylvania and employed approximately 1,100 people. The Company has shifted a substantial part of the production from these plants (with the exception of the Pennsylvania plant) to one or more of the Company's seven operating plants. The remaining plants will also handle dealer sales and customer service for the Company's homes. On the retail side, the Company has closed or disposed of 13 of its 16 retail sales centers, of which one closing was announced in July 2003. In terms of operating costs, Cavalier has made cost reductions in virtually all areas of the Company, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 63% since December 31, 1998. The Company is continuing to evaluate its options regarding capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idling and closings and methods designed to address the Company's financial performance in light of developing market and business conditions. * The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

* See Safe Harbor Statement on page 19.

As industry conditions remained challenging, the Company's floor shipments have declined 42.3% in the first nine months of 2003 versus the comparable period of 2002. The Company is uncertain at this time as to the impact the extent and duration of the general economic conditions and continuing adverse industry conditions will have on the Company's future revenue and earnings.* While the Company currently expects the results of operations for the fourth quarter of 2003 to be a modest loss (excluding the impact of any potential gain or loss on property, plant and equipment), changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures could affect the results of operations of the Company.*

Results of Operations (dollars in thousands)
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:

STATEMENT OF OPERATIONS  DATA                                                  For the Thirteen Weeks Ended
                                                            -------------------------------------------------------------------
                                                            September 27,2003      September 28,2002       Difference
                                                            -----------------      -----------------       -----------
Revenue:
   Home manufacturing net sales                              $      60,176          $       95,108         $   (34,932)
   Financial services                                                  652                     755                (103)
   Retail                                                            2,423                   2,335                  88
   Other                                                               612                     495                 117
                                                            --------------         ---------------         -----------
Total revenue                                                $      63,863 100.0%   $       98,693  100.0% $   (34,830)  -35.3%
Cost of sales                                                       53,952  84.5%           82,902   84.0%     (28,950)  -34.9%
                                                            -------------- ------  ---------------  ------ -----------   ------
   Gross profit                                              $       9,911  15.5%   $       15,791   16.0% $    (5,880)  -37.2%
                                                            ============== ======  ===============  ====== ===========   ======
Selling, general and administrative                          $       9,382  14.7%   $       16,892   17.1% $    (7,510)  -44.5%
Impairment and other related charges                         $         122   0.2%   $            -    0.0% $       122     0.0%
                                                            -------------- ------  ---------------  ------ -----------   ------
Operating profit (loss)                                      $         407   0.6%   $       (1,101)  -1.1% $    (1,508) -137.0%
                                                            -------------- ------  ---------------  ------ -----------   ------
Other income (expense):
   Interest expense                                          $        (204) -0.3%   $         (363)  -0.4% $      (159)  -43.8%
   Other, net                                                          161   0.3%              291    0.3%        (130)  -44.7%
                                                            --------------         ---------------         -----------   ------
                                                             $         (43)         $          (72)        $       (29)   40.3%
                                                            ==============         ===============         ===========   ======
Income (loss) before income taxes                            $         364   0.6%   $       (1,173)  -1.2% $    (1,537) -131.0%
Income tax benefit                                           $        (579) -0.9%   $         (411)  -0.4% $       168    40.9%
                                                            --------------         ---------------         -----------   ------
Income (loss) before cumulative effect of
  change in accounting principle                             $         943   1.5%   $         (762)  -0.8% $    (1,705) -223.8%
Cumulative effect of change in accounting
  principle, net of tax benefit of $1,306                               -    0.0%                -    0.0%           -   100.0%
                                                            --------------         ---------------         -----------
Net income (loss)                                            $         943   1.5%   $         (762)  -0.8% $    (1,705) -223.8%
                                                            ============== ======  ===============  ====== ===========   ======


                                                                           For the Thirty-nine Weeks Ended
                                                          -------------------------------------------------------------------
                                                            September 27,2003      September 28,2002       Difference
                                                            -----------------      -----------------       -----------
Revenue:
   Home manufacturing net sales                              $     182,521          $      290,219         $  (107,698)
   Financial services                                                2,008                   1,902                 106
   Retail                                                            5,750                   5,954                (204)
   Other                                                             1,516                   2,174                (658)
                                                            --------------         ---------------         -----------
Total revenue                                                $     191,795 100.0%   $      300,249  100.0% $  (108,454)  -36.1%
Cost of sales                                                      164,145  85.6%          256,254   85.3%     (92,109)  -35.9%
                                                            -------------- ------  ---------------  ------ -----------   ------
   Gross profit                                              $      27,650  14.4%   $       43,995   14.7% $   (16,345)  -37.2%
                                                            ============== ======  ===============  ====== ===========   ======
Selling, general and administrative                          $      33,343  17.4%   $       46,954   15.6% $   (13,611)  -29.0%
Impairment and other related charges                         $         176   0.1%   $            -    0.0% $       176     0.0%
                                                            -------------- ------  ---------------  ------ -----------   ------
Operating loss                                               $      (5,869) -3.1%   $       (2,959)  -1.0% $     2,910    98.3%
                                                            -------------- ------  ---------------  ------ -----------   ------
Other income (expense):
   Interest expense                                          $        (765) -0.4%   $       (1,122)  -0.4% $      (357)  -31.8%
   Other, net                                                          407   0.2%              938    0.3%        (531)  -56.6%
                                                            --------------         ---------------         -----------   ------
                                                             $        (358)         $         (184)        $       174   -94.2%
                                                            ==============         ===============         ===========   ======
Loss before income taxes                                     $      (6,227) -3.2%   $       (3,143)  -1.0% $     3,084    98.1%
Income tax benefit                                           $        (579) -0.3%   $       (3,623)  -1.2% $    (3,044)  -84.0%
                                                            --------------         ---------------         -----------   ------
Income (loss) before cumulative effect of
  change in accounting principle                             $      (5,648) -2.9%   $          480    0.2% $     6,128 -1277.4%
Cumulative effect of change in accounting
  principle, net of tax benefit of $1,306                               -    0.0%          (14,162)  -4.7%     (14,162)  100.0%
                                                            --------------         ---------------         -----------
Net loss                                                     $      (5,648) -2.9%   $      (13,682)  -4.6% $    (8,034)  -58.7%
                                                            ============== ======  ===============  ======  ===========  ======

* See Safe Harbor Statement on page 19.

OPERATING DATA                                                      For the Thirteen Weeks Ended
                                                            ----------------------------------------------
                                                             September 27,2003        September 28,2002
                                                            ---------------------   ----------------------
Home manufacturing sales:
Floor shipments                                                 3,193                    5,388
Home shipments:
  Single section                                                  221       12.9%          482         16.4%
  Multi-section                                                 1,486       87.1%        2,453         83.6%
                                                            --------------  ------  ---------------   ------
Total shipments                                                 1,707      100.0%        2,935        100.0%
Shipments to Company-owned retail locations                       (45)      -2.6%          (38)        -1.3%
                                                            -------------- ------   ---------------   ------
Wholesale shipments to independent dealers                      1,662       97.4%        2,897         98.7%
                                                            ============== ======   ===============   ======
Retail sales:
  Single section                                                   14       21.9%           19         28.4%
  Multi-section                                                    50       78.1%           48         71.6%
                                                            -------------- ------   ---------------   ------
Total sales                                                        64      100.0%           67        100.0%
                                                            ============== ======   ===============   ======
Cavalier-produced homes sold                                       59       92.2%           58         86.6%
                                                            ============== ======   ===============   ======
Used homes sold                                                     5        7.8%            9         13.4%
                                                            ============== ======   ===============   ======

Other Operating Data:
Installment loan purchases                                   $  8,814               $   11,957
Capital expenditures                                         $     39               $      432
Home manufacturing facilities - operating                           7                       12
Independent exclusive dealer locations                            155                      255
Company-owned retail locations                                      3                        5

                                                                   For the Thirty-nine Weeks Ended
                                                            ----------------------------------------------
                                                             September 27,2003       September 28,2002
                                                            ---------------------  -----------------------
Home manufacturing sales:
Floor shipments                                                 9,836                   17,059
Home shipments:
  Single section                                                  724       13.7%        1,842         19.5%
  Multi-section                                                 4,556       86.3%        7,609         80.5%
                                                            -------------- ------   ---------------   ------
Total shipments                                                 5,280      100.0%        9,451        100.0%
Shipments to Company-owned retail locations                       (98)      -1.9%         (132)        -1.4%
                                                            -------------- ------   ---------------   ------
Wholesale shipments to independent dealers                      5,182       98.1%        9,319         98.6%
                                                            ============== ======   ===============   ======
Retail sales:
  Single section                                                   37       24.3%           53         32.3%
  Multi-section                                                   115       75.7%          111         67.7%
                                                            -------------- ------   ---------------   ------
Total sales                                                       152      100.0%          164        100.0%
                                                            ============== ======   ===============   ======
Cavalier-produced homes sold                                      135       88.8%          142         86.6%
                                                            ============== ======   ===============   ======
Used homes sold                                                    17       11.2%           22         13.4%
                                                            ============== ======   ===============   ======

Other Operating Data:
Installment loan purchases                                   $ 29,159               $   33,836
Capital expenditures                                         $  4,871               $      848
Home manufacturing facilities - operating                           7                       12
Independent exclusive dealer locations                            155                      255
Company-owned retail locations                                      3                        5

Thirteen weeks ended September 27, 2003 and September 28, 2002
Revenue
Revenue for the third quarter of 2003 totaled $63,863, a decrease of 35.3% from 2002's third quarter revenue of $98,693.

Home manufacturing net sales accounted for virtually the entire decrease, falling to $60,176, net of intercompany eliminations of $1,675. Home manufacturing net sales for the third quarter of 2002 were $95,108, net of intercompany eliminations of $1,265. Home shipments decreased 41.8%, with floor shipments decreasing by 40.7%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 83.6% of shipments in the third quarter of 2002 to 87.1% of shipments in 2003 in response to increasing consumer demand and more favorable terms and availability of financing for multi-section homes as compared to single section homes. Actual shipments of homes for the third quarter of 2003 were 1,707 versus 2,935 in 2002. Cavalier attributes the decrease in sales and shipments primarily to continuing adverse industry conditions, related primarily to industry financing, both retail and wholesale.

Inventory of the Company's product at all retail locations, including Company-owned retail sales centers, decreased to approximately $112,000 at

September 27, 2003 from $151,000 at year end 2002. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment decreased to $652 for the third quarter of 2003 compared to $755 in 2002. The revenue decrease was primarily due to a lower rate earned, due to competitive market conditions, on the loans resold by the Company's finance subsidiary in the third quarter of 2003 as compared to the same period of 2002. During the third quarter of 2003, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $8,814 and resold installment contracts totaling $8,509. In the third quarter of 2002, CIS purchased contracts of $11,957 and resold installment contracts totaling $9,307. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $2,423 for the third quarter of 2003 compared to $2,335 for the same period in 2002.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses which primarily sell to the Company's home manufacturing segment. Revenues from external customers for the third quarter of 2003 were $612 compared to $495 for the third quarter of 2002. The increase is due primarily to sales in 2003 to a new external customer at one of the supply companies, which was somewhat offset by the loss of revenue due to the sale of a supply company during the third quarter of 2002.

Gross Profit
Gross profit was $9,911, or 15.5% of total revenue, for the third quarter of 2003, versus $15,791 or 16.0%, in 2002. The $5,880 decrease in gross profit is primarily the result of the reduction in sales. Additionally, the Company's gross margin has been negatively impacted by rising lumber prices due to military demand in Iraq, Hurricane Isabel and other weather-related factors, including the California forest fires, and strong new home sales, as well as to the plywood industry's maintenance of lean inventory to stem over-supply before these unforeseen events.

Selling, General and Administrative
Selling, general and administrative expenses during the third quarter of 2003 were $9,382, or 14.7% of total revenue, versus $16,892 or 17.1% in 2002, a decrease of $7,510 or 44.5%. The overall decrease includes a $1,792 reduction in salaries, wages and incentive compensation, a $2,000 decrease in advertising and promotion costs, including dealer support costs, a $1,357 decrease in employee benefits cost (primarily health insurance) and a $476 increase in gain on sale of fixed assets. Expenses for the third quarter of 2003 included a $475 recovery from an insurance subrogation matter and a $251 recovery from a dealer of a prior-period loss.

Impairment and Other Related Charges
During the third quarter of 2003, the Company recorded impairment and other related charges of $122 ($122 after tax or $0.00 per diluted share) for severance benefits related to the closing of an under-performing home manufacturing plant in Pennsylvania. There were no such charges in the comparable 2002 period.

Operating Profit (Loss)
Operating profit for the quarter was $407 compared to an operating loss of $1,101 in the third quarter of 2002. Segment operating results were as follows:
(1) Home manufacturing operating income, before intercompany eliminations, was $193 in the third quarter of 2003 as compared to an operating loss of $1,038 in 2002. The improved home manufacturing operating income is primarily due to lower costs associated with the six facilities closed during the last quarter of 2002. (2)Financial services operating income was $108 in the third quarter of 2003 compared to income of $25 in 2002. The financial services operating results improved in 2003 primarily due to an improved level of selling, general and administrative expenses related to cost reduction efforts. (3) The retail segment's operating income was $156 in the third quarter of 2003 as compared to a loss of $59 in 2002, an improvement due primarily to the closure of an underperforming retail location in the fourth quarter of 2002. (4) The other segment operating profit, before intercompany eliminations, was $1,200 in the third quarter of 2003 as compared to $1,546 in 2002, which decrease is primarily due to lower sales to the Company's home manufacturing segment due to its
decreased sales.   (5) General corporate operating expense, which is not
identifiable to a specific segment, improved from $1,630 in the third quarter of 2002 to $1,370 in 2003 primarily due to a reduction in salaries expense.

Other Income (Expense)
Interest expense decreased $159 primarily due to a reduction in the interest rate and a lower amount outstanding under the Company's line of credit. Other, net decreased $130 primarily due to lower interest income rates earned during the third quarter of 2003.

Income (Loss) before Income Taxes
The Company's pre-tax income for the third quarter was $364, compared to the pre-tax loss of $1,173 in the third quarter of 2002. This improvement is primarily due to lower costs associated with closed facilities as discussed above. In addition, earnings for the third quarter of 2003 included a $475 recovery from an insurance subrogation matter, a $251 recovery from a dealer of a prior-period loss and increased gains on property, plant and equipment of $476.

Income Tax Benefit
In the third quarter of 2003, the Company recognized an income tax benefit of $579 representing adjustments to prior years' tax provisions that became appropriate given the results of the recent Internal Revenue Service audit of the Company's federal income tax returns; however, the Company did not record any tax benefit for net operating losses in 2003 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No.109 Accounting for Income Taxes. The Company recorded an income tax benefit of $411 in the third quarter of 2002.

Net Income (Loss)
The net income for the third quarter of 2003 was $943 or $0.05 per diluted share compared with a net loss in the prior-year period of $762 or $0.04 per diluted share. The major components of this change are discussed above under Revenue, Gross Profit, Selling, General and Administrative Expenses and Income Tax Benefit.

Thirty-nine weeks ended September 27, 2003 and September 28, 2002
Revenue
Revenue for the first nine months of 2003 totaled $191,795, a decrease of 36.1% from 2002's nine month revenue of $300,249.

Home manufacturing net sales accounted for virtually the entire decrease, falling to $182,521, net of intercompany eliminations of $3,557. Home manufacturing net sales for the first nine months of 2002 were $290,219, net of intercompany eliminations of $4,134. Home shipments decreased 44.1%, with floor shipments decreasing by 42.3%. Multi-section home shipments, as a percentage of total shipments, continued to increase, from 80.5% of shipments in the first nine months of 2002 to 86.3% of shipments in 2003 in response to increasing consumer demand and more favorable terms and availability of financing for multi-section homes as compared to single section homes. Actual shipments of homes for the first nine months of 2003 were 5,280 versus 9,451 in 2002. Cavalier attributes the decrease in sales and shipments primarily to continuing adverse industry conditions, related primarily to industry financing, both retail and wholesale.

Inventory of the Company's product at all retail locations, including Company-owned retail sales centers, decreased to approximately $112,000 at September 27, 2003 from $151,000 at year end 2002. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment increased to $2,008 for the first nine months of 2003 compared to $1,902 in 2002. The revenue increase was primarily due to an increase in the interest income earned on the loans held in its portfolio and higher revenue earned at the Company's insurance subsidiary in the first nine months of 2003 as compared to the same period of 2002. During the first nine months of 2003, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $29,159 and resold installment contracts totaling $27,571. In the nine month period of 2002, CIS purchased contracts of $33,836 and resold installment contracts totaling $26,869. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $5,750 for the first nine months 2003 compared to $5,954 for the same period in 2002 which decrease is due primarily to the closure of an underperforming retail location in the fourth quarter of 2002.

Other revenue consists mainly of revenue from the Company's wholesale component manufacturing businesses which primarily sell to the Company's home manufacturing segment. Revenues from external customers declined for the first nine months of 2003 to $1,516 compared to $2,174 for the same nine month period of 2002. The decrease is due primarily to the sale of a supply company during the third quarter of 2002, which was somewhat offset by sales in 2003 to a new external customer at one of the supply companies.

Gross Profit
Gross profit was $27,650, or 14.4% of total revenue, for the first nine months of 2003, versus $43,995, or 14.7%, in 2002. The $16,345 decrease in gross profit is primarily the result of the reduction in sales. Additionally, the Company's gross margin has been negatively impacted by rising lumber prices due to military demand in Iraq, Hurricane Isabel and other weather-related factors, including the California forest fires, and strong new home sales, as well as to the plywood industry's maintenance of lean inventory to stem over-supply before these unforeseen events.

Selling, General and Administrative
Selling, general and administrative expenses during the first nine months of 2003 were $33,343, or 17.4% of total revenue, versus $46,954 or 15.6% in 2002, a decrease of $13,611 or 29.0%. The overall decrease includes a $4,207 reduction in salaries, wages and incentive compensation, a $4,215 decrease in advertising and promotion costs, including dealer support costs, a $2,403 decrease in employee benefits cost (primarily health insurance) and a $1,609 increase in gain on sale of fixed assets. Expenses for the first nine months of 2003 included a $475 recovery from an insurance subrogation matter and a $251 recovery from a dealer of a prior-period loss. The first nine months of 2002 also included a benefit of $1,163 from the settlement of 1998 insurance claim related to the Company's employee benefits plan.

Impairment and Other Related Charges
During the first nine months of 2003, the Company recorded impairment and other related charges of $176 ($176 after tax or $0.00 per diluted share) for severance benefits related to the closing of an under-performing home manufacturing plant in Pennsylvania. There were no such charges in the comparable 2002 period.

Operating Loss
Operating loss for the first nine months of 2003 was $5,869 compared to an operating loss of $2,959 in the same period of 2002. Segment operating results were as follows: (1) Home manufacturing operating loss, before intercompany eliminations, was $5,973 in the first nine months of 2003 as compared to $1,565 in 2002. The increased home manufacturing operating loss is primarily due to decreased sales and trailing costs associated with the six facilities closed during the last quarter of 2002. (2) Financial services operating income was $342 in the nine month period of 2003 as compared to a loss of $114 in 2002.
The financial services operating results improved in 2003 primarily due to the higher revenue in the first nine months of 2003 as described above and due to an improved level of selling, general and administrative expenses related to cost reduction efforts. (3) The retail segment's operating profit was $275 in the first nine months of 2003 as compared to an operating loss of $140 in 2002, an improvement due primarily to the closure of an under performing retail location in the fourth quarter of 2002. (4) The other segment operating profit, before intercompany eliminations, was $3,076 in the first nine months of 2003 as compared to $3,389 in 2002, which decrease is primarily due to lower sales to the Company's home manufacturing segment due to its decreased sales.
(5) General corporate operating expense, which is not identifiable to a specific segment, improved from $4,494 in the nine month period of 2002 to $3,853 in 2003 primarily due to a reduction in salaries expense.

Other Income (Expense)
Interest expense decreased $357 primarily due to a reduction in the interest rate and a lower amount outstanding under the Company's line of credit. Other, net decreased $531 primarily due to lower interest income rates earned during the first nine months of 2003 and reduced income recognized from equity method investees.

Loss before Income Taxes
The Company's pre-tax loss for the first nine months was $6,227, compared to the pre-tax loss of $3,143 in the same nine month period of 2002 primarily due to decreased revenue and trailing costs associated with closed facilities as discussed above. In addition, earnings for 2003 included a $475 recovery from an insurance subrogation matter, a $251 recovery from a dealer of a prior-period loss and increased gains on property, plant, and equipment of $1,609. Earnings for 2002 included a benefit of $1,163 from the settlement of a 1998 insurance claim related to an employee benefits plan.

Income Tax Benefit
In the third quarter of 2003, the Company recognized an income tax benefit of $579 representing adjustments to prior years' tax provisions that became appropriate given the results of the recent Internal Revenue Service audit of the Company's federal income tax returns; however, the Company did not record any tax benefit for net operating losses in 2003 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carry forward items under the provisions of SFAS No.109 Accounting for Income Taxes. The Company recorded an income tax benefit of $3,623 in the first nine months of 2002, reflecting the benefit of both the Company's net loss and the new Jobs Creation and Workers' Assistance Act that was passed in March 2002. Under this law, companies were able to carry back net operating losses (through 2002) five years instead of two years as provided under the previous rules. Due to the change in law, the Company received a refund of $4,634 in April 2002, and received an additional refund of $6,433 in March 2003.

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

Net Loss
The net loss for the first nine months of 2003 was $5,648 or $0.32 per diluted share compared with a net loss in the prior-year period of $13,682 or $0.77 per diluted share. The major components of this change are discussed above under Revenue, Gross Profit, Income Tax Benefit and Cumulative Effect of Change in Accounting Principle.

 Liquidity and Capital Resources (dollars in thousands)

               BALANCE SHEET DATA
                                                                                  Balances as of
                                                                   --------------------------------------------
                                                                    September 27,2003         December 31, 2002
                                                                   --------------------------------------------

                Cash and cash equivalents                           $          24,167         $         34,939
                Working capital                                     $           4,343         $         12,346
                Current ratio                                                1.1 to 1                 1.2 to 1
                Accounts receivable                                 $          11,972         $          3,353
                Long-term debt                                      $          16,064         $         22,643
                Ratio of long-term debt to equity                              1 to 2                   1 to 2
                Installment loan portfolio                          $          10,766         $         10,977

Operating activities during the first nine months of 2003 used net cash of $10,286. Effective March 9, 2002, the Jobs Creation and Workers' Assistance Act was passed which enabled companies to carry back net operating losses (through
2002) five years instead of two years as under the previous rules. In April 2002, the Company received $4,634 in tax refunds as a result of this change and received an additional refund of $6,433 in March, 2003.

The increase in accounts receivable and reduction in cash and cash equivalents from December 31, 2002 to September 27, 2003 is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables, resulting in higher year end cash balances.

The Company's capital expenditures were $266 for the thirty-nine weeks ended September 27, 2003, as compared to $1,744 for the comparable period of 2002. Capital expenditures during these periods included normal property, plant and equipment additions and replacements. The Company received proceeds from the sales of property, plant and equipment of $4,871 for the thirty-nine weeks ended September 27, 2003 as compared to $848 for the comparable period of 2002.

In May 2002, the Company paid $1,250 to purchase additional partnership interest in an equity investee. The partnership is now wholly-owned by the Company and continues to be included in the consolidated financial statements.

The decrease in long-term debt was due to scheduled principal payments and a $5,000 pay-down on the revolving line of credit.

On August 6, 2003, the Company amended its credit facility with its primary lender. The new credit facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000 which are cross-secured and cross-defaulted. The Company used the long-term portion of the new facility, together with $2,000 cash to repay the outstanding amount on the credit agreement. The maturity date for the revolving line of credit remains unchanged at April 2005. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth, plus all treasury stock purchases after December 31, 2002, as noted in the following table.

          Tangible Net Worth                 Credit Facility
             ("TNW")                           Available
        -----------------------          -----------------------
        Above $50,000                    30% of TNW
        $50,000 - $38,000                $15,000
        $38,000 - $23,000                $15,000 to zero (dollar
                                         for dollar reduction)

At September 27, 2003, $8,847 was available under the revolving line of credit of which no amount was outstanding.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

          Tangible Net Worth
             ("TNW")                          Interest Rate
        -----------------------          ------------------------
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

The Credit Facility contains certain restrictive covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years,
(ii)  mortgage  or pledge  assets  which  exceed,  in the aggregate,  $1,000,
(iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.25 to 1 commencing with the nine months ending December 31, 2003 (1.5 to 1 and 1.75 to 1 for the years ending December 31, 2004 and 2005), and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At September 27, 2003, the Company was in compliance with its debt covenants.

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under the Company's credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future.* CIS is currently re-selling loans to other lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume
of loan purchases.*   There can be no assurance, however, that additional sales
will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements.*

The Company currently believes existing cash and funds available under the new credit facility, together with cash provided by operations, will be adequate to
fund the Company's operations and plans for the next twelve months.*   However,
there can be no assurances to this effect. If it is not, or if the Company is unable to remain in compliance with its covenants under its Credit Facility, the Company would seek to maintain or enhance its liquidity position and capital resources through modifications to or waivers under the Credit Facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond the control of the Company.*

Projected cash to be provided by operations in the coming year is largely dependent on sales volume. The Company's manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. The Company's sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. During 2002, two major industry lenders discontinued wholesale (dealer) financing of manufactured homes, which did not have a material adverse effect on the Company's ability to find financing for home purchases by dealers whose floor plan financing was with those lenders. In addition, a major industry lender discontinued, in late 2002, chattel (home only) financing of manufactured homes at retail, however, in June 2003, a new retail lender announced plans for possible entrance into the manufactured housing market. Reduced availability of such financing is currently having an adverse effect on the manufactured housing industry.* In addition, most states classify manufactured homes for both legal and tax purposes as personal property rather than real estate. As a result, financing for the purchase of manufactured homes is characterized by shorter loan maturities and higher interest rates, and in certain periods such financing is more difficult to obtain than conventional home mortgages. Unfavorable changes in these factors and the current adverse trend in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.

Critical Accounting Policies
In our Annual Report on Form 10-K for the period ended December 31, 2002, under the heading "Critical Accounting Policies," we have provided a list of accounting policies that we believe are most important to the portrayal of our financial condition and results of operations that require our most difficult, complex or subjective judgments as a result of the need to make estimates about

* See Safe Harbor Statement on page 19.

the effect of matters that are inherently uncertain.*

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

The Company was exposed to market risk related to investments held in a non-qualified trust used to fund benefits under its deferred compensation plan. As part of the Company's cost reduction strategy, the Board of Directors voted to terminate this plan as of December 31, 2002, thereby eliminating the Company's exposure to market risk under this plan. Benefits of $3,110 were paid during the first quarter of 2003.

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consisted of fixed rate contracts with interest rates generally ranging from 9.0% to 15.0% and an average original term of 270 months at September 27, 2003. At September 27, 2003, the estimated fair value of installment contracts was $11,075. The Company estimated the fair value of its installment contracts receivable using discounted cash flows and interest rates offered by CIS on similar contracts at that time.

The Company has notes payable under two industrial development revenue bond issues and a revolving line of credit (of which no amount is outstanding at September 27, 2003) that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues and a long-term real estate note at fixed interest rates. At September 27, 2003, the estimated fair value of borrowings was $18,340. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time.

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

* See Safe Harbor Statement on page 19.

      o changes in demographic trends, consumer preferences and Cavalier's business strategy;
      o  changes  and  volatility  in  interest  rates and the  availability of capital;
      o  changes  in  the  availability of retail (consumer) financing;
      o  changes  in  the  availability  of wholesale (dealer) financing;
      o  changes in level of industry retail inventories;
      o  the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other key personnel;
      o  competition;
      o  contingent repurchase and guaranty obligations;
      o  uncertainties regarding Cavalier's retail financing activities;
      o  the potential unavailability and price increases for raw materials;
      o  the potential unavailability of manufactured housing sites;
      o  regulatory constraints;
      o  the potential for additional warranty claims;
      o  litigation;
      o  the potential volatility in our stock price;
      o uncertainty concerning continued listing of our common stock on the New York Stock Exchange;
      o currency fluctuations, exchange controls, market disruptions and other effects resulting from the terrorist attacks on September 11, 2001 and actions, including armed conflict by the United States and other governments, in reaction thereto; and
      o the United States' continuing involvement in hostilities and armed conflict in Iraq.

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

Item 5:  Other Matters

On March, 3, 2003, the Company received notification from the New York Stock Exchange ("NYSE") that the Company had fallen below the NYSE continued listing standards requiring total market capitalization of not less than $50 million over a 30-day trading period and total stockholders' equity of not less than $50 million. As required by the NYSE, Cavalier submitted a plan to the NYSE demonstrating how it intends to comply with its listing standards over a period of 18 months. On May 22, 2003, the Company received notification from the New York Stock Exchange ("NYSE") that the NYSE had accepted the Company's proposed plan to reestablish compliance with the NYSE's continued listing standards. As a result, Cavalier's common stock will continue to trade on the NYSE, subject to the Company's achieving progress toward ongoing objectives as outlined in the plan. With the NYSE's decision to accept Cavalier's proposed plan, the Company has 18 months to restore compliance with the continued listing standards. The Company will report quarterly to the NYSE during this period on the Company's progress toward achieving its goals. The Company's stockholders' equity was $39.9 million and 30 trading day average market capitalization was $47.2 million on September 27, 2003. The Company's 30 trading day average market capitalization was $50.4 million at November 11, 2003, the most recently available date.

Item 6:  Exhibits and Reports on Form 8-K

The exhibits required to be filed with this report are listed below.

         (10) Material Contracts
             (a) Amended and Restated Real Estate Note, dated as of September
                 26, 2003, between the Company and First Commercial Bank.

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

(b)      Current Report on Form 8-K.
              (a) The Company filed a Current Report on Form 8-K on October 31, 2003, with respect to a press release clarifying comments made on its third quarter conference call about its plan to reestablish compliance with the New York Stock Exchange's continued listing standards.
              (b) The Company filed a Current Report on Form 8-K on October 30, 2003, with respect to a press release announcing its financial results for the quarter ended September 27, 2003.
              (c) The Company filed a Current Report on Form 8-K on August 11, 2003, with respect to a press release announcing its financial results for the quarter ended June 28, 2003.
              (d) The Company filed a Current Report on Form 8-K on July 17, 2003, with respect to a press release announcing the closure of a home manufacturing plant located in Shippenville, Pennsylvania.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                              Cavalier Homes, Inc.
                                              --------------------
                                              Registrant

Date: November 11, 2003                       /s/ David A. Roberson
                                              -----------------------------
                                              David A. Roberson - President
                                              and Chief Executive Officer

Date: November 11, 2003                       /s/ Michael R. Murphy
                                              -----------------------------
                                              Michael R. Murphy -
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)


                                                           PART II. - EXHIBIT 11
                                                   CAVALIER HOMES, INC. AND SUBSIDIARIES
                                              COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE


                                                                      Thirteen Weeks Ended             Thirty-nine Weeks Ended
                                                                --------------------------------   -------------------------------
                                                                 September 27,     September 28,    September 27,    September 28,
                                                                     2003              2002             2003             2002
                                                                --------------    --------------   -------------    --------------

   Income (loss) before cumulative effect
     of change in accounting principle                          $     943,000     $    (762,000)   $ (5,648,000)    $     480,000

   Cumulative effect of change in accounting
     principle, net of tax benefit of $1,306                                -                 -               -       (14,162,000)
                                                                --------------    --------------   -------------    --------------

   Net income (loss)                                            $     943,000     $    (762,000)   $ (5,648,000)    $ (13,682,000)
                                                                ==============    ==============   =============    ==============


 SHARES:

   Weighted average common shares - basic                          17,665,644        17,665,644      17,665,644        17,664,643

   Dilutive effect if stock options and warrants were exercised        44,642                 -               -            41,119
                                                                --------------    --------------   -------------    --------------

   Weighted average common shares - diluted                        17,710,286        17,665,644      17,665,644        17,705,762
                                                                ==============    ==============   =============    ==============

   Basic and diluted income (loss) per share:

    Income (loss) before cumulative effect
       of change in accounting principle                        $        0.05     $       (0.04)   $      (0.32)    $        0.03

     Cumulative effect of change in accounting principle                    -                 -               -             (0.80)
                                                                --------------    --------------   -------------    --------------

   Net income (loss)                                            $        0.05     $       (0.04)   $      (0.32)    $       (0.77)
                                                                ==============    ==============   =============    ==============

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


Date: November 11, 2003                  /s/ David A. Roberson
                                         ---------------------
                                         David A. Roberson
                                         President and Chief Executive Officer

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


Date: November 11, 2003                  /s/ Michael R. Murphy
                                         ---------------------
                                         Michael R. Murphy
                                         Chief Financial Officer

                                  EXHIBIT 32(a)

                 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended September 27, 2003 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 11, 2003                 By:   /s/ David A. Roberson
                                           ---------------------------------
                                                       David A. Roberson
                                                     Chief Executive Officer


A signed original of this written statement required by Section 906 has been provided to Cavalier Homes, Inc. and will be retained by Cavalier Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

                                  EXHIBIT 32(b)
                 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION
                  AS ADOPTED PURSUANT TO SECTION 906 OF THE
                         SARBANES-OXLEY ACT OF 2002


In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended September 27, 2003 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November 11, 2003                 By:   /s/ Michael R. Murphy
                                           ---------------------------------
                                                      Michael R. Murphy
                                                     Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Cavalier Homes, Inc. and will be retained by Cavalier Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.