Form 10-K
period 2003-12-31
CAVALIER HOMES INC
filed 2004-03-30
CIK 789863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003
         -------------------------------------------
         or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________


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


                                                            Name of
                                                          Each Exchange
                  Title of Each class                   on Which Registered
                  -------------------                   -------------------
              Common Stock, par value $.10             American Stock Exchange

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock on the New York Stock Exchange as of June 28, 2003, was $30,624,638.

                    Indicate the number of shares outstanding of
                       each of the Registrant's classes of
                       common stock, as of March 22, 2004.
                                   17,810,340

                             Common, $0.10 par value
                             -----------------------
                       Documents Incorporated by Reference
        Part III of this report incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 19, 2004.

                              CAVALIER HOMES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

                                     PART I

ITEM 1.           BUSINESS (dollars in thousands)

General
Cavalier Homes, Inc. (the "Company"), incorporated in 1984, is a Delaware corporation with its executive offices located at 32 Wilson Boulevard 100, Addison, Alabama 35540. Unless otherwise indicated by the context, references in this report to the "Company" or to "Cavalier" include the Company, its subsidiaries, divisions of these subsidiaries and their respective predecessors, if any.

Cavalier is engaged in the production, sale, financing and insuring of manufactured homes. The Company has chosen to build its distribution system around independent dealers, including independent exclusive dealers, which the Company believes gives it many of the same efficiencies and market presence that captive retail centers provide to other companies. At December 31, 2003, Cavalier had a total of 132 dealer locations participating in its Exclusive Dealer Program, including three Company-owned retail locations. In addition, the Company markets its homes through approximately 270 active non-exclusive independent dealer locations.

The Company designs and manufactures a wide range of homes with a focus on serving the low- to medium-priced manufactured housing market in the South Central and South Atlantic regions of the United States. The Company's homes are sold under multiple brand names and are comprised of one or more floor sections. At December 31, 2003, the Company operated seven home manufacturing facilities, one plant that manufactures laminated wallboard and a cabinet manufacturing operation. Cavalier also participates in joint ventures with other manufactured housing companies for lumber distribution and the manufacture of roof trusses.

Over the past three years, the Company has implemented plans to standardize parts and specifications to facilitate its ability to interchange production between home manufacturing facilities to better manage both order backlog and delivery cost. Additionally, basic product design and price point strategies are managed from an overall Company perspective to maximize dealer and retail customer penetration and minimize costs both from a manufacturing standpoint as well as for material purchases.

Through its financial services segment, the Company offers qualifying retail installment sale financing and related insurance products primarily for manufactured homes sold through its dealer network. Beginning in 1998, the business focus of CIS Financial Services, Inc. ("CIS"), the Company's finance subsidiary, changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers that are subsequently re-sold to other financial institutions, without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CIS). CIS does not retain the servicing function and does not earn interest income on those re-sold loans.

Revenue, operating profit (loss), identifiable assets and other financial data of the Company's industry segments for the three years ended December 31, 2003 are contained in Note 11 of Notes to Consolidated Financial Statements in Part II.

Home Manufacturing Operations
At December 31, 2003, the Company owned seven home manufacturing facilities (excluding idled facilities) engaged in the production of manufactured homes. See "Item 2. Properties." The Company's operating facilities normally function on a single-shift, five-day week basis with the approximate annual capacity to produce 19,680 floors.

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

The following table sets forth certain sales information for 2003, 2002, and 2001:

                                                     For the Year Ended December 31,
                             ----------------------------------------------------------------------------------------
                                       2003                            2002                          2001
                             --------------------------      ------------------------      --------------------------
Number of homes sold:

   Single-section homes            873           13%            2,235          19%             4,013           32%
   Multi-section homes           5,769           87%            9,734          81%             8,656           68%
                             ------------  ------------      -----------  -----------      ------------  ------------
      Total homes                6,642          100%           11,969         100%            12,669          100%
                             ============  ============      ===========  ===========      ============  ============
Number of floors sold           12,411                         21,703                         21,324
                             ============                    ===========                   ============

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

The principal raw materials purchased by the Company are steel, lumber, panels, sheetrock, vinyl siding, roofing materials, insulating materials, electrical supplies, appliances, roof trusses, plumbing fixtures, floor covering, and windows. Currently, the Company maintains approximately two to four weeks' inventory of raw materials. The Company is not dependent on any single source of supply and believes that the materials and parts necessary for the construction and assembly of its homes are generally available from other sources.

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

Products
The Company's homes include both single-section and multi-section models, with the substantial majority of such products being "HUD Code Homes" which are manufactured homes that meet the specifications of the National Manufactured Home Construction and Safety Standards Act of 1974, as amended, and administered by the U.S. Department of Housing and Urban Development ("HUD"). Single-section homes are 16 feet wide and 80 feet in length and contain approximately 1,200 square feet. The multi-section models consist of two or more floor sections that are joined at the home site, vary in length from 48 to 80 feet and contain approximately 1,200 to 2,300 square feet.

The Company currently produces around 400 different models of manufactured homes with a variety of decors that are marketed under multiple brand names. The homes typically include a living room, dining area, kitchen, two to four bedrooms and two bathrooms. Each home contains a cook top/range and oven, refrigerator, microwave, dishwasher, water heater and central heating. Customers also may choose from available options including gas appliances, kitchen cabinets, and various decor packages, recessed frames for use with permanent foundations and wind load and thermal options for use in certain geographic areas.

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

Independent Dealer Network, Sales and Marketing
As of December 31, 2003, the Company had 132 participating dealer locations selling the Company's homes under its Exclusive Dealer Program, which included three Company-owned retail locations. In addition, the Company markets its homes through approximately 270 active non-exclusive independent dealer locations.

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

              For the Year Ended December 31,         2003    2002     2001
     ----------------------------------------------- ------- -------- --------

     Number of independent exclusive dealer locations   129      220      237

     Percentage of manufactured home sales              49%      55%      51%


Through its finance subsidiary, CIS, the Company purchases qualifying retail installment sales contracts primarily for manufactured homes sold through the Company's dealer network.

Approximately 85.3% of the Company's sales in 2003 were to dealers operating sales centers in the Company's core states as follows: North Carolina - 12.9%, Louisiana - 12.4%, Alabama - 10.3 %, Texas - 10.0%, South Carolina - 8.3%, Georgia - 7.1%, Arkansas - 6.7%, Missouri - 5.5%, Mississippi - 5.3%, Oklahoma - 3.9%, and Tennessee - 2.9%.

Generally, the Company has written agreements with its independent dealers which may be terminated at any time by either party, with or without cause, after a short notice period. The Company does not have any control over the operations of, or financial interests in, any of its independent dealers, including any of its independent exclusive dealers. The Company is not dependent on any single dealer, and in 2003, the Company's largest dealer accounted for approximately 2.4% of sales.

The Company believes that its independent dealer network enables the Company to avoid the substantial investment in management, capital and overhead associated with company-owned sales centers. To enable dealers to maximize retail market penetration and enhance customer service, typically only one dealer within a given market area distributes a particular product line of the Company. The Company believes its strategy of selling its homes through independent dealers helps to ensure that the Company's homes are competitive with those of other manufacturers in terms of consumer acceptability, product design, quality and price. Accordingly, a component of the Company's business strategy is to continually strengthen its dealer relations. The Company believes its relations with its independent dealers, including its independent exclusive dealers, are good. *

The Company's sales force is generally organized based on a geographic region with a regional sales manager and sales representatives who are compensated primarily on a commission basis. The sales representatives are charged with the day-to-day servicing of the needs of the Company's independent dealers, including its exclusive dealers. The Company markets its homes through product promotions, participation in regional manufactured housing shows, advertisements in local media and trade publications. As of December 31, 2003, the Company maintained a sales force of 24 full-time salesmen and 5 full-time general sales managers.

Retail Financing Activities
A significant factor affecting sales of manufactured homes is the availability and terms of financing. CIS purchases qualifying retail installment sales contracts for manufactured homes sold primarily through the Company's dealer network.

CIS seeks to provide competitive financing terms to customers of the Company's dealers. CIS currently offers various conventional loan programs which require a down-payment ranging from 5% to 20% of the purchase price, in cash, trade-in value of a previously-owned manufactured home and/or appraised value of equity in any real property pledged as collateral. Repayment terms generally range from 180 to 360 months, depending upon the type of home and amount financed, the amount of the down payment and the customer's creditworthiness. CIS's loans are secured by a purchase money security interest in the manufactured home and, in certain instances, a mortgage on real property pledged as additional collateral. As of December 31, 2003, all of CIS's outstanding loans were secured. Loans purchased by CIS normally provide a fixed rate of interest with equal monthly
___________________________________
* See Safe Harbor Statement on page 31.

payments and are non-recourse to the dealer. The interest rates applicable to CIS's loan portfolio as of such date generally ranged from 8% to 15%, and the approximate weighted average annual percentage interest rate was 11.14%. Currently, CIS operates in most of the states in which the Company has independent exclusive dealers.

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

During 1998, the business focus of CIS changed from building, holding and servicing a portfolio of loans to purchasing loans from its dealers that are subsequently resold to other financial institutions without CIS retaining the servicing function. Although the level of CIS's future activities cannot presently be determined, the Company expects to utilize internally generated working capital and amounts generated from sales of loans under the retail finance agreements discussed in the following paragraph to fund the purchase of retail installment sale contracts on homes sold by the Company's dealers and may use borrowings to develop a portfolio of such installment sale contracts.* The Company believes that its relationships with its dealers will assist the development of this business strategy.*

The Company maintains a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance. Amounts provided for credit losses were $354, $358 and $459 in 2003, 2002, and 2001, respectively. Additionally, as a result of defaults, early payoffs and repossessions, net of recoveries, $183, $328 and $810 were charged against the reserve in 2003, 2002, and 2001, respectively. The reserve for credit losses at December 31, 2003 was $1,030 as compared to $859 at December 31, 2002 and $829 at December 31, 2001.

In 2003, 2002 and 2001, CIS repossessed 14, 14 and 17 homes, respectively. The Company's inventory of repossessed homes was 10 homes at December 31, 2003, as compared to 10 homes at December 31, 2002 and 13 homes at December 31, 2001. The Company's net losses resulting from repossessions on CIS purchased loans as a percentage of the average principal amount of such loans outstanding for fiscal 2003, 2002 and 2001 was 1.71%, 3.66% and 8.40%, respectively. There can be no assurance that the Company's future results with respect to delinquencies and repossessions will be consistent with its past experience.

The loan portfolio contains loans identified as presenting uncertainty with respect to collectibility (customers in bankruptcy). These loans totaled $334 (10 loans) and $521 (13 loans) at December 31, 2003 and 2002, respectively, and are excluded from the following two tables.

At December 31, 2003 and December 31, 2002, delinquencies, except for loans identified as presenting uncertainty with respect to collectibility, expressed as a percentage of the total number of installment sale contracts which CIS owned were as follows:

                          Total Number                               Delinquency Percentage
                                             ------------------------------------------------------------------------
     December 31,         of Contracts          30 Days             60 Days            90 Days            Total
                        -----------------    ---------------    ----------------   ----------------  ----------------

            2003              259                     0.39%               0.77%              1.16%             2.32%

            2002              293                     2.39%               0.68%              0.68%             3.75%

At December 31, 2002 and December 31, 2001, delinquencies, except for loans identified as presenting uncertainty with respect to collectibility, expressed as a percentage of the total outstanding principal balance of installment sale contracts which CIS owned were as follows:

                          Total Value                                Delinquency Percentage
                                             ------------------------------------------------------------------------
     December 31,         of Contracts          30 Days             60 Days            90 Days            Total
                        -----------------    ---------------    ----------------   ----------------  ----------------

            2003            $10,114                   0.73%               0.59%              1.28%             2.60%

            2002            $10,977                   2.62%               0.72%              0.61%             3.95%

___________________________________
* See Safe Harbor Statement on page 31.

Certain operating data relating to CIS are set forth in the following table:

                                                                 December 31,
                                             ------------------------------------------------------
                                                  2003               2002               2001
                                             ---------------    ----------------   ----------------
     Total loans receivable              $           10,114 $            10,977 $            4,991
     Allowance for credit losses         $            1,030 $               859 $              829
     Number of loans outstanding                        259                 293                130
     Net loss ratio on average
        outstanding principal balance                 1.71%               3.66%              8.40%
     Weighted average annual
        percentage rate                               11.1%               11.5%              11.6%

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. * CIS is currently re-selling loans to lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements.*

Retail Insurance Activities
Through its wholly owned insurance agency, the Company sells commissioned insurance products primarily to retail purchasers of the Company's homes.

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

The risk of loss under repurchase agreements is lessened by the fact that (i) sales of the Company's manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 2.4% of sales in 2003, (ii) the price the Company is obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 to 24 months) and (iii) the Company historically has been able to resell homes repurchased from lenders. As of December 31, 2003, the maximum amount for which the Company is contingently liable under such agreements was approximately $81,000. The Company has a reserve for repurchase commitments of $3,070 as of December 3l, 2003, based on prior experience and market conditions.

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

The Company provides the initial retail homebuyer with a one-year limited warranty against manufacturing defects in the home's construction. Warranty services after the sale are performed, at the expense of the Company, by Company
___________________________________
* See Safe Harbor Statement on page 31.

personnel, dealers or independent contractors. Additionally, direct warranties often are provided by the manufacturers of specific components and appliances.

The Company generally employs a full-time service manager at each of its home manufacturing units and at December 31, 2003, employed 153 full-time service personnel to provide administrative and on-site service and to correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to the Company, and management of the Company has placed emphasis on diagnosing potential problem areas to help minimize costly field repairs. At December 31, 2003, the Company had established a reserve for future warranty claims of $13,475 relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

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

Certain components of manufactured and modular homes are subject to regulation by the U.S. Consumer Product Safety Commission ("CPSC"), which is empowered to ban the use of component materials believed to be hazardous to health and to require the repair of defective components. The CPSC, the Environmental Protection Agency and other governmental agencies are evaluating the effects of formaldehyde. Regulations of the Federal Trade Commission also require disclosure of a manufactured home's insulation specifications. Manufactured, modular and site-built homes may be built with compressed board, wood paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in manufactured homes and required manufacturers to warn purchasers
___________________________________
* See Safe Harbor Statement on page 31.

concerning formaldehyde associated risks. The Company currently uses materials in its manufactured homes that it believes meet HUD standards for formaldehyde emissions and otherwise complies with HUD regulations in this regard. *

The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulation may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements.

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

Employees
As of December 31, 2003, the Company had 1,752 employees, of whom 1,348 were engaged in home manufacturing and supply distribution, 45 in sales, 153 in warranty and service, 167 in general administration, 2 in delivery, 25 in finance and insurance services and 12 in the operation of retail locations. In addition, at year end, the Company employed 55 individuals, covered by a
___________________________________
* See Safe Harbor Statement on page 31.

collective bargaining agreement, who were leased to another manufacturer pursuant to an agreement entered into in 2003 for which the Company is fully reimbursed related expenses. At year end, other than the leased employees, none of the Company's employees were covered by a collective bargaining agreement. Management considers its relations with its employees to be good. *

Recent Developments
On March, 3, 2003, the Company received notification from the New York Stock Exchange ("NYSE") that the Company had fallen below the NYSE continued listing standards requiring total market capitalization of not less than $50,000 over a 30-day trading period and total stockholders' equity of not less than $50,000. Subsequently, the NYSE accepted the Company's proposed plan to re-establish compliance with the then-applicable NYSE's continued listing standards over an 18-month period. While the Company's market capitalization has rebounded above original NYSE requirements, continued adverse market conditions have maintained pressure on industry sales and have constrained the Company's profitability, thus somewhat limiting the Company's progress with regard to stockholders' equity. Additionally, the NYSE has recently proposed changes that would raise the thresholds for both market capitalization and stockholders'equity to $75,000. Accordingly, since the Company fully complies with the requirements of the American Stock Exchange ("Amex"), the Company changed its listing, and its common stock began trading on the Amex effective March 5, 2004.

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

Cyclical and Seasonal Nature of the Manufactured Housing Industry
The manufactured housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past, resulting in the failure of many manufacturing concerns. Many of the same national and regional economic and demographic factors that affect the broader housing industry also affect the market for manufactured homes. Historically, most sectors of the home building industry, including the manufactured housing industry, have been affected by the following, among other things:

o        changes in general economic conditions;
o        inflation;
o        levels of consumer confidence;
o        employment and income levels;
o        housing supply and demand;
o        availability of alternative forms of housing;
o        availability of wholesale (dealer) financing;
o        availability of retail (consumer) financing;
o        the level and stability of interest rates; and
o        the availability of raw materials.

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

Percentage Increase (Decrease) in Floor Shipments Through 2003:
1992...........21%        1996...........10%         2000...........(25.9)%
1993...........22%        1997...........1%          2001...... ....(20.7)%
1994...........23%        1998...........8%          2002..... .....(11.1)%
1995...........12%        1999..........(4.3)%       2003...........(21.1)%

During much of the 1990s, the manufactured housing industry experienced increases in both the number of retail dealers and manufacturing capacity, which we believe ultimately created slower retail turnover, higher dealer inventories and increased price competition.* These conditions continued to significantly affect the industry in 2003, which was the fifth consecutive year of declining HUD-Code shipments of new homes. According to MHI, floor shipments declined 21.1% in 2003 from 2002. In addition, a number of retail dealers have failed and repossessions of manufactured homes have significantly increased. Some
___________________________________
* See Safe Harbor Statement on page 31.

manufactured housing wholesale and retail lenders also have stopped doing business in the industry, and some of the remaining lenders have raised their interest rates and tightened their credit standards. We believe these conditions reflect that the manufactured housing industry is in a down cycle, which has had a material adverse effect on Cavalier's results of operations and financial condition.* Sales in the manufactured housing industry are also seasonal in nature, with sales of homes traditionally being stronger in April through October and weaker during the first and last part of the calendar year. While seasonality did not significantly impact Cavalier's business from 1992 through 1996, when industry shipments were steadily increasing, the continued tightening of competitive conditions seems to signal a return to the industry's traditional seasonal patterns. We cannot predict how long the tightening of competitive and industry conditions will last, or what the extent of their impact will be on the future results of operations and financial condition of Cavalier. Industry projections for wholesale shipments in 2004 are up slightly from 2003 levels.

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

There are other factors in addition to those listed above, many of which are beyond our control. Cavalier cannot assure investors that our business strategy will be successful. If our strategy is unsuccessful, this may have a material adverse effect upon Cavalier's results of operations or financial condition. *

Limitations on Availability of Consumer and Dealer Financing
Third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, and the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. Throughout the past five years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. However, during 2003 and to-date in 2004, there are indications that lenders are beginning to enter or re-enter the market which would provide the necessary liquidity to support a potential rebound in industry sales. Unfavorable changes in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.
___________________________________
* See Safe Harbor Statement on page 31.

Changes in Industry Retail Inventories
Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on the Company's operating results. For example, due to the rapid expansion of the retail distribution network in the manufactured housing industry that occurred in much of the 1990's, there was an imbalance between industry retail inventories and consumer demand for manufactured homes. The deterioration in the availability of retail financing, along with competition from repossessed homes, extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in even greater intense price competition, further pressure on profit margins within the industry, and have a material adverse effect on Cavalier. The Company's inventory at all retail locations, including Company-owned retail sales centers, declined 34% in 2003 from 2002. Cavalier believes that inventories of its homes are approaching levels which are more consistent with retail demand, due in part to the Company's emphasis on working with its dealers to reduce retail inventories, although we cannot provide investors assurances to this effect. * In spite of these efforts, significant unfavorable developments or further deterioration within the industry would undoubtedly have an adverse impact on Company operating results.

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

In addition, Cavalier competes with other manufacturers, some of which maintain their own retail sales centers, for independent dealers. Manufactured homes also compete with other forms of low-cost housing, including site-built, prefabricated and modular homes, apartments, townhouses and condominiums. We face direct competition from numerous manufacturers, many of which possess greater financial, manufacturing, distribution and marketing resources. As a result of these competitive conditions, Cavalier may not be able to sustain past levels of sales or profitability. *

Contingent Repurchase and Guaranty Obligations
Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of Cavalier's sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our products from the lending institutions at a declining price based upon the Company's original invoice date and price in the event such product is repossessed upon a dealer's default. The risk of loss under repurchase agreements is lessened by the fact that (1) sales of our manufactured homes are spread over a relatively large number of independent dealers; (2) the price that Cavalier is obligated to pay under such repurchase agreements generally declines over the period of the agreement and also declines during such period based on predetermined amounts; and (3) Cavalier has been able to resell homes repurchased from lenders. While
___________________________________
* See Safe Harbor Statement on page 31.

we have established a reserve for possible repurchase losses, we cannot assure investors that we will not incur material losses in excess of these reserves in the future. *

Uncertainties Regarding Retail Financing Activities
Cavalier purchases retail installment finance loans that have been originated by our dealers. We maintain a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on our historical loss experience, current economic conditions and portfolio performance. It is difficult to predict with any certainty the appropriate reserves to establish, and we cannot assure investors that CIS will not experience losses that exceed Cavalier's loss reserves and have a material adverse effect on Cavalier's results of operations and financial condition.* Volatility or a significant change in interest rates might also materially affect CIS's and Cavalier's business, results of operations or financial condition.

Our strategy currently includes the continued operation of the financial services segment of our business. We also may engage in other transactions, such as selling portions of our installment loan portfolio, that are designed to facilitate the ability of CIS to purchase and/or originate an increased volume of loans and to reduce our exposure to interest rate fluctuations and installment loan losses.* Accordingly, we may incur additional debt, or other forms of financing, in order to continue to fund such growth. * CIS has periodically resold installment loan contracts to other financial institutions. Cavalier sold a substantial portion of its existing loan portfolio in December 2001, in addition to its periodic sale of loans. Cavalier believes the periodic sale of installment contracts under various retail finance agreements will reduce requirements for both working capital and borrowings, increase Cavalier's liquidity, reduce Cavalier's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. * However, we cannot assure investors that we will be able to make additional sales. We also cannot offer any assurance that possible additional financing, or the aforementioned transactions involving our installment loan portfolio, will be available on terms acceptable to Cavalier. If not, we may be forced to curtail our financial services business and to alter our other strategies. *

Potential Unavailability and Increases in Prices of Raw Materials
The availability and pricing of certain raw materials, particularly lumber, sheetrock, panels and insulation may significantly affect Cavalier's operating costs. Sudden increases in demand for these construction materials, as has recently occurred, caused by natural disasters or other market forces can greatly increase the costs of materials or limit the availability of such materials. Increases in costs cannot always be reflected immediately in prices, especially in competitive times, and, consequently, may adversely impact Cavalier's profitability. Further, a reduction in the availability of raw materials also may affect our ability to meet or maintain production requirements. *

Cavalier obtains a substantial amount of its supply of laminated wallboard from a wholly-owned subsidiary, and obtains a majority of its supply of cabinetry from another wholly-owned subsidiary. We depend upon these subsidiaries for a significant portion of the materials used to construct portions of our manufactured homes. The inability of either of these subsidiaries to provide laminated wallboard or cabinetry to the Company, whether due to materials shortages, destruction of manufacturing facilities or other events affecting production of these component parts, may affect our ability to meet or maintain production requirements. *

Operations May Be Limited by the Availability of Manufactured Housing Sites
Any limitation on the growth of the number of sites for placement of manufactured homes or on the operation of manufactured housing communities could adversely affect the manufactured housing business. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which Cavalier believes has adversely affected the growth of the industry. We cannot assure investors that manufactured homes will receive widespread acceptance or that localities will adopt zoning ordinances permitting the location of manufactured home areas. The inability of the manufactured home industry to gain such acceptance and zoning ordinances could have a material adverse effect on our financial condition or results of operations.

Reliance on Executive Officers
Cavalier's success depends highly upon the personal efforts and abilities of its current executive officers. Specifically, Cavalier relies on the efforts of its Chairman of the Board, Barry B. Donnell, its President and Chief Executive Officer, David A. Roberson, its Chief Operating Officer, Gregory A. Brown, and its Vice President, Chief Financial Officer and Secretary-Treasurer, Michael R. Murphy. The loss of the services of one or more of these individuals could have
___________________________________
* See Safe Harbor Statement on page 31.

a material adverse effect upon our business. We do not have employment or non-competition agreements with any of our executive officers. Our ability to continue to work through the industry's current downturn will depend upon our ability to attract and retain experienced management personnel.

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

Volatility of Stock Price
The Company's common stock is currently traded on the Amex. The market price of the Company's common stock may be subject to significant fluctuations in response to variations in the Company's operating results and other factors affecting the Company specifically, the manufactured housing industry generally, and the stock market generally.

Requirements of the Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act of 2002 has introduced many new requirements applicable to the Company regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act for management to report on the Company's internal controls over financial reporting and for the Company's registered public accountant to attest to this report. Currently, the Company does not meet the requirements for consideration as an "accelerated filer," and therefore is not required to comply with Section 404 until the fiscal year ending December 31, 2005. However, the "accelerated filer" determination is made at the end of the second quarter of each year, and the price of the Company's common stock is the primary factor in determining whether the Company will become an accelerated filer. If the Company's common stock price remains at current levels or continues to increase, the Company will become an accelerated filer as of June 26, 2004, and will be required to comply with Section 404 for the year ending December 31, 2004. The Company expects to devote substantial time and may incur substantial costs during 2004 to ensure compliance. There can be no assurance that the Company will be successful in complying with Section 404. Failure to do so could result in penalties and additional expenditures to meet the requirements which could affect the ability of our auditors to issue an unqualified report.

ITEM 2.  PROPERTIES (dollars in thousands)

The following table sets forth the location and approximate square footage for each principal facility of the Company, separated by segment, as of December 31, 2003:


                                                                                            Approximate     Owned/    (a)
                 Location                       Use (Number of Facilities)                 Square Footage   Leased
       Home Manufacturing - operating
                 Addison, Alabama               Manufacturing facilities (2)                   364,000       Owned
                 Fort Worth, Texas              Manufacturing facility (1)                     101,000       Owned
                 Hamilton, Alabama              Manufacturing facility (1)                     195,000       Owned
                 Millen, Georgia                Manufacturing facilities (2)                   169,000       Owned
                 Nashville, North Carolina      Manufacturing facility (1)                     182,000       Owned
       Home Manufacturing - idled                                                                                     (b)
                 Addison, Alabama               Manufacturing facilities (2)                   180,000       Owned
                 Adrian, Georgia                Manufacturing facility (1)                     107,000       Owned
                 Belmont, Mississippi           Manufacturing facilities (3)                   348,000       Owned    (c)
                 Clarksdale, Mississippi        Manufacturing facility (1)                     104,000       Owned
                 Conway, Arkansas               Manufacturing facilities (1)                   222,000       Owned
                 Cordele, Georgia               Manufacturing facilities (1)                   110,000       Owned
                 Shippenville, Pennsylvania     Manufacturing facility (1)                     120,000       Owned
                 Winfield, Alabama              Manufacturing facility (1)                      94,000       Owned
       Component Manufacturers
                 Hamiliton, Alabama             Manufacturing facility (1)                      60,000       Owned    (d)
                 Haleyville, Alabama            Manufacturing facilities (2)                    82,000       Owned
       Financial Services
                 Hamilton, Alabama              Administrative Office                            7,000       Owned
       General Corporate
                 Addison, Alabama               Administrative Office                           10,000       Owned
                 Birmingham, Alabama            Administrative Office                              800      Leased
                 Wichita Falls, Texas           Administrative Office                            1,000      Leased

(a) Certain of the facilities listed as owned are financed under industrial development bonds.
(b) Certain of the idled facilities are leased to third parties under leasing arrangements which, in some cases, include options to purchase.
(c)  In January 2004, these facilities were sold to a third party.
(d) In March 2001, the Company exercised its option to purchase this previously leased facility for $1,125.

In general, the manufacturing facilities are in good condition and are operated at capacities which range from approximately 44% to 75%, excluding idled facilities.

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

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company's common stock began trading on the American Stock Exchange ("Amex") under the symbol "CAV" on March 5, 2004, having moved from the New York Stock Exchange ("NYSE"). The following table sets forth, for each of the periods indicated, the reported high and low closing sale prices per share on the NYSE for the Company's common stock and the cash dividends paid per share in such periods. All adjusted prices of the Company's common stock have been rounded to the nearest one-eighth of one dollar.

                                              Closing Sales Price
                                             -----------------------
                                               High          Low
                                             -----------   ---------
        Year ended December 31, 2003
             Fourth Quarter                     $ 3.12       $ 2.64
             Third Quarter                        3.01         1.99
             Second Quarter                       2.13         1.20
             First Quarter                        1.85         1.13

        Year ended December 31, 2002
             Fourth Quarter                     $ 2.35       $ 1.68
             Third Quarter                        3.50         1.90
             Second Quarter                       4.10         3.25
             First Quarter                        4.20         3.08

As of March 22, 2004, the Company had approximately 400 shareholders of record and 3,500 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2003 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.

                                   EQUITY COMPENSATION PLAN INFORMATION
                                   ------------------------------------
                                    Number of Securties to be         Weighted-average excerise        Number of securties remaining
                                     issued upon excerise of          price of outstanding options,    available for future issuance
                                    outstnding options, warrants         warrants and rights            under equity compensation
                                           and rights                                                    plans (excluding securities
                                                                                                           reflected in column (a))
                                    ----------------------------      -----------------------------    ----------------------------

Plan Category                                   (a)                                (b)                           (c)
Equity Compensation Plans                      2,423,587                          7.93                           981,403
Approved by Stockholders

Equity Compensation Plans not                     51,000                          3.40                                 -
Approved by Stockholders                       ---------                        --------                         --------

Total                                          2,474,587                          7.84                            981,403
                                               =========                        ========                         ========

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

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The statement of operations data, the balance sheet data, and other data of the Company for each of the five years ended December 31, 2003 have been derived from the consolidated financial statements of the Company. The Company's audited financial statements as of December 31, 2003 and 2002, and for each of the years in the three-year period ended December 31, 2003, including the notes thereto and the related report of Deloitte & Touche LLP, independent auditors, are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) and the other financial information contained elsewhere in this report, and with the Company's consolidated financial statements and the notes thereto appearing in the Company's previously filed Annual Reports on Form 10-K.


                                                                                      Year Ended December 31,
                                                                 ------------------------------------------------------------------
                                                                   2003          2002          2001          2000          1999
                                                                 ----------    ----------    ----------    ----------    ----------
                                                                             (in thousands, except per share amounts)
Statement of Operations Data

Revenue:
     Home manufacturing net sales                            $     237,215 $     375,385  $    347,535 $     306,239 $     582,274
     Financial services                                              2,673         2,690         3,088         4,878         6,107
     Retail                                                          7,948         7,908         6,968        16,842        20,914
     Other                                                               -         1,274         6,280         5,153         5,173
                                                                 ----------    ----------    ----------    ----------    ----------
     Total revenue                                                 247,836       387,257       363,871       333,112       614,468

Cost of sales                                                      208,687       332,964       309,656       292,810       504,011
Selling, general and administrative                                 43,171        62,649        66,335        84,566       102,938
Impairment and other related charges                                   750         6,064         1,003         6,975         4,002
                                                                 ----------    ----------    ----------    ----------    ----------
Operating profit (loss)                                             (4,772)      (14,420)      (13,123)      (51,239)        3,517
Other income (expense) - net                                          (316)         (372)       (1,495)       (1,358)           36
                                                                 ----------    ----------    ----------    ----------    ----------
Income (loss) before income taxes (benefit)                  $      (5,088)$     (14,792)$     (14,618)$     (52,597)$       3,553
                                                                 ==========    ==========    ==========    ==========    ==========
Cumulative effect of change in
     accounting principle                                    $           - $     (14,162)$           - $           - $           -
                                                                 ==========    ==========    ==========    ==========    ==========
Net income (loss)                                            $      (4,570)$     (34,670)$     (14,018)$     (33,468)$       2,150
                                                                 ==========    ==========    ==========    ==========    ==========
Basic net income (loss) per share, before cumulative
  effect of change in accounting principle                   $        (.26)$       (1.16)$        (.80)$       (1.88)$         .12

Cumulative effect of change in
     accounting principle, net of tax                                    -          (.80)            -             -             -
                                                                 ----------    ----------    ----------    ----------    ----------
Basic net income (loss) per share                            $        (.26)$       (1.96)$        (.80)$       (1.88)$         .12
                                                                 ==========    ==========    ==========    ==========    ==========
Diluted net income (loss) per share                          $        (.26)$        (.80)$        (.80)$       (1.88)$         .12
                                                                 ==========    ==========    ==========    ==========    ==========
Cash dividend per share                                      $           - $           - $           - $         .09 $         .16
                                                                 ==========    ==========    ==========    ==========    ==========
Weighted average number of shares
     outstanding                                                    17,666        17,665        17,580        17,800        18,126
                                                                 ==========    ==========    ==========    ==========    ==========
Weighted average number of shares
     outstanding, assuming dilution                                 17,666        17,665        17,580        17,800        18,204
                                                                 ==========    ==========    ==========    ==========    ==========
Other Data

Capital expenditures                                         $         327 $       2,062 $       3,496 $       3,807 $      24,546
                                                                 ==========    ==========    ==========    ==========    ==========
Balance Sheet Data

Working capital                                              $       7,813 $      12,346 $      18,183 $      27,213 $      33,065
Total assets                                                 $      98,533 $     130,071 $     174,116 $     187,595 $     233,578
Long-term debt                                               $      13,089 $      22,643 $      23,999 $      24,054 $      10,218
Stockholders' equity                                         $      40,987 $      45,536 $      80,192 $      94,318 $     129,391

Certain amounts from prior periods have been reclassified to conform to the current presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

Overview
Cavalier Homes, Inc. and its subsidiaries produce, sell and finance manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. The industry also has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels, each of which have contributed to a reduction in wholesale industry shipments to a 41 year low.

Industry/Company Shipments and Market Share
The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were down 21.1% in 2003, as compared to 2002, following a 50% cumulative decline from January 1, 1999 through December 31, 2002 as noted in the following table.

                                                          Floor Shipments
        ------------------------------------------------------------------------------------------------------------
                               Nationwide                                  Cavalier's Core 11 States
        --------------------------------------------  --------------------------------------------------------------
                     Increase               Increase                      Increase              Increase
                    (decrease)             (decrease) Market             (decrease)             (decrease)    Market
Year    Industry    from prior   Cavalier  from prior Share   Industry   from prior Cavalier    from prior    Share
                      year                   year                           year                  year
-----   ------      ---------    -------   ---------  -----    -------   ---------  ------      ---------     ------
1998    608,921                 36,517                 6.0%     311,841             32,166                    10.3%
1999    582,498      -4.3%      34,294       -6.1%     5.9%     284,705     -8.7%   30,070        -6.5%       10.6%
2000    431,787     -25.9%      18,590      -45.8%     4.3%     199,276    -30.0%   15,941       -47.0%        8.0%
2001    342,321     -20.7%      21,324       14.7%     6.2%     149,162    -25.1%   17,884        12.2%       12.0%
2002    304,370     -11.1%      21,703        1.8%     7.1%     124,127    -16.8%   18,039         0.9%       14.5%
2003    240,180     -21.1%      12,411      -42.8%     5.2%      87,265    -29.7%   10,584       -41.3%       12.1%

During this industry downturn, the Company's shipments fell in 1999 and 2000 disproportionately to the industry decline which the Company believes was due to its strategy, early in the downturn, of working closely with its dealers to assist them in reducing retail inventories, which also lessened the Company's risk severity associated with dealer failures. The years 2001 and 2002 resulted in significant market share gains for the Company due mainly to the Company's aggressive marketing strategies, especially product offerings, which are core to its plan for returning to profitability. In 2003, the Company believes its 1.9 percentage point reduction in market share was due to several factors. External causes include an intensely competitive marketplace and a lack of chattel
(home only)financing for all homes, especially single wide homes, in the industry, and internally, the Company's momentum was negatively impacted by the consolidation of its sales force and the closing of 7 home manufacturing facilities. For 2004, industry sources project a 7% increase in shipment levels with a seasonally slow first quarter and gradual improvement for the 2nd and 3rd quarters. Able to redirect its focus from plant closures and down-sizing, the Company believes it is well-positioned to strengthen its competitive position in the marketplace going forward with a value-packed product line, including broader product offerings on price points as well as enhanced features and the introduction of a line of modular homes. *

Industry Finance Environment
A major factor contributing to the manufactured housing industry growth in the 1990s was relaxed credit standards, which ultimately resulted in a change in the financing approach in the industry due to underperforming manufactured housing loans. Throughout the past five years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. However, during 2003 and to-date in 2004, there are indications that lenders are beginning to enter or re-enter the market which would provide the necessary liquidity to support a potential rebound in industry sales. In August 2003, Federal National Mortgage Association ("FNMA"), a source of retail mortgage financing for manufactured homes, put in place certain restrictive standards and terms for its manufactured home loans but, subsequently, in February 2004, announced plans to increase its financing of the industry by working with select lenders who will screen loans and to offer more favorable credit terms to consumers. In addition, in June 2003, US Bank, a new retail lender, announced plans for entrance into the manufactured housing market and has subsequently offered chattel lending in 20 states with plans to enter the remaining states by the end of 2004. GMAC-RFC (chattel and mortgage) and Green Tree Financial Services (chattel) announced, in February 2004, that they each planned entry into manufactured housing lending for retail
________________________
* See Safe Harbor Statement on page 31.

customers. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single wide products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is greater. The Company believes that the possibility exists that the finance companies' plans to enter the manufactured housing market will not come to fruition or that there could be a loss of additional lenders from the industry. *

Raw Materials Costs and Gross Margin
Additionally, the Company's gross margin has been negatively impacted by (1) escalating lumber prices, between May 2003 and 2004 to date, due to military demand in Iraq, weather-related factors, and strong new home sales, as well as to the plywood industry's maintenance of lean inventory to stem over-supply before these unforeseen events, (2) increases in steel and steel related items due to foreign demand, (3) rising costs of electrical supplies, namely copper wire, and (4) price increases in panels and gypsum-related products. The Company is experiencing tightened supply from its traditional vendors of certain types of raw materials required for the production of its homes. The Company is working to obtain these and substitute products from other vendors which are likely to result in higher than normal costs. While the Company seeks to offset rising costs through increasing its selling prices, sudden increases in costs, coupled with dealers' retail sales commitments, can affect the timing and ability of the Company to pass on its cost increases. The Company is uncertain at this time as to the impact the extent and duration of the increased prices will have on the Company's future revenue and earnings. *

Capacity and Overhead
Costs In response to the continued weakening of the manufactured housing industry market conditions and the indeterminate impact of political tensions and armed conflict in the Middle East, the Company announced its decision to close six manufacturing facilities in the fourth quarter of 2002 and one in July 2003. These facilities were located in Conway, Arkansas (2), Graham, Texas, Cordele, Georgia, Belmont, Mississippi, Haleyville, Alabama and Shippenville, Pennsylvania and collectively employed approximately 1,100 people. The Company has shifted a substantial part of the production from these plants (with the exception of the Pennsylvania plant) to one or more of the Company's seven operating plants. The remaining plants will also handle dealer sales and customer service for the Company's homes. On the retail side, the Company closed one retail sales center in August 2003. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 69% since December 31, 1998. The Company is continuing to evaluate its options regarding capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idling and closings and methods designed to address the Company's financial performance in light of developing market and business conditions. * The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

Debt and Liquidity
During 2003, the Company reduced long-term debt by $7,454 from $23,990 to $16,536, and in September 2003 completed a 14 year real estate term loan for $10,000 to spread maturities over a longer term.

                                                    Industrial     Revolving      Real Estate
                                                    Development     Line of          Term
                                                      Bonds         Credit           Loan         Totals
                                                   ------------   ------------   -----------   ------------
        Balance, beginning of year               $       8,990  $      15,000  $          -  $      23,990
        Net borrowings                                                (10,000)       10,000              -
        Principal repayments:
          Scheduled                                     (1,349)                        (105)        (1,454)
          From proceeds of property sales                              (2,500)       (1,000)        (3,500)
          Other                                                        (2,500)                      (2,500)
                                                   ------------   ------------   -----------   ------------
        Balance, end of year                     $       7,641  $           -  $      8,895  $      16,536
                                                   ============   ============   ===========   ============

The Company improved its overall debt position by (1) replacing the revolving line of credit with a 14 year real estate term loan, (2) making scheduled principal repayments, (3) making additional principal repayments from proceeds from sales of certain property and (4) making additional principal repayments from other sources, primarily income tax refunds. While significantly reducing debt, the Company's cash position at December 31, 2003 remained good. As is
___________________________________
* See Safe Harbor Statement on page 31.

customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the company collects the majority of its outstanding receivables, resulting in higher year end cash balances than at other quarter ends.

Outlook
For 2004, the Company expects the market will likely remain sluggish for some time, owing in part to seasonality. However, there are some signals that renewed growth in industry shipments may finally be at hand, which may result in first quarter 2004 marking the low point of the cycle. The national economy is stable and showing signs that a recovery is finally gaining traction. The recent industry downturn has reduced excess dealer inventory to the point that an increase in demand will likely translate more directly into new orders. Meanwhile, the market for repossessed homes appears to be firming in both price and quantity. Most importantly, however, there are indications that additional industry financing is likely to become available in the near term, which would provide the necessary liquidity to support a potential rebound in sales. It will probably take at least several more months for these positive factors to begin to have a meaningful influence on industry sales, and the Company expects to report a loss for the first quarter of 2004 due primarily to the seasonality of the period and rising raw materials prices as discussed above. Longer-term, however, the Company believes the steps taken to reduce its costs and lower its breakeven point will position it to return to profitable operations later in 2004 and strengthen its competitive position in the marketplace going forward. However, the Company is uncertain at this time as to the impact the extent and duration of the general economic conditions and adverse industry conditions will have on the Company's future revenue and earnings. * While the Company currently expects the results of operations for the first quarter of 2004 to be a loss, changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures could affect the results of operations of the Company. *

Results of Operations
The following table summarizes certain financial and operating data including, as applicable, the percentage of total revenue:

                                                                                  For the Year Ended December 31,
                                                                  -----------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                                        2003                  2002                   2001
                                                                  -------------------    ------------------    --------------------
Revenue:
  Home manufacturing net sales                                  $  237,215             $ 375,385             $  347,535
  Financial services                                                 2,673                 2,690                  3,088
  Retail                                                             7,948                 7,908                  6,968
  Other                                                                  -                 1,274                  6,280
                                                                  ---------              --------              ---------

Total revenue                                                      247,836    100.0%     387,257    100.0%      363,871     100.0%
Cost of sales                                                      208,687     84.2%     332,964     86.0%      309,656      85.1%
                                                                  ---------  --------    --------   -------    ---------   --------

     Gross profit                                                   39,149     15.8%      54,293     14.0%       54,215      14.9%
                                                                  ---------  --------    --------   -------    ---------   --------

Selling, general and administrative                                 43,171     17.4%      62,649     16.2%       66,335      18.2%
Impairment and other related charges                                   750      0.3%       6,064      1.6%        1,003       0.3%
                                                                  ---------  --------    --------   -------    ---------   --------
Operating loss                                                      (4,772)    -1.9%     (14,420)    -3.7%      (13,123)     -3.6%
                                                                  ---------  --------    --------   -------    ---------   --------
Other income (expense):
   Interest expense                                                 (1,065)    -0.4%      (1,495)    -0.4%       (1,935)     -0.5%
   Other, net                                                          749      0.3%       1,123      0.3%          440       0.1%
                                                                  ---------              --------              ---------
                                                                      (316)                 (372)                (1,495)
                                                                  ---------              --------              ---------
Loss before income taxes                                            (5,088)              (14,792)               (14,618)
Income taxes (benefit)                                                (518)                5,716                   (600)
                                                                  ---------              --------              ---------
Loss before cumulative effect of a change in accounting principle   (4,570)              (20,508)               (14,018)
                                                                  ---------              --------              ---------
Cumulative effect of a change in accounting principle                    -               (14,162)                     -
                                                                  ---------              --------              ---------
Net loss                                                        $   (4,570)    -1.8%   $ (34,670)    -9.0%   $  (14,018)     -3.9%
                                                                  =========              ========              =========

___________________________________
* See Safe Harbor Statement on page 31.

OPERATING DATA                                             2003                     2002                     2001
                                                   ---------------------   ----------------------   -----------------------
Home manufacturing sales:
Floor shipments                                      12,411                   21,703                   21,324
Home shipments
  Single section                                        873       13.1%        2,235       18.7%        4,013        31.7%
  Multi section                                       5,769       86.9%        9,734       81.3%        8,656        68.3%
                                                   ---------   ---------   ----------  ----------   ----------   ----------
Total shipments                                       6,642      100.0%       11,969      100.0%       12,669       100.0%

Shipments to company owned retail locations            (140)      -2.1%         (187)      -1.6%         (151)       -1.2%
                                                   ---------   ---------   ----------  ----------   ----------   ----------
Wholesale shipments to independent retailers          6,502       97.9%       11,782       98.4%       12,518        98.8%
                                                   =========   =========   ==========  ==========   ==========   ==========
Retail sales:
  Single section                                         51       24.9%           73       33.5%           75        37.5%
  Multi section                                         154       75.1%          145       66.5%          125        62.5%
                                                   ---------   ---------   ----------  ----------   ----------   ----------
Total sales                                             205      100.0%          218      100.0%          200       100.0%
                                                   =========   =========   ==========  ==========   ==========   ==========
Cavalier produced homes sold                            179       87.3%          188       86.2%          170        85.0%
                                                   =========   =========   ==========  ==========   ==========   ==========
Used homes sold                                          26       12.7%           30       13.8%           29        14.5%
                                                   =========   =========   ==========  ==========   ==========   ==========
Other operating data:

Installment loan purchases                       $   37,780              $    45,054              $    34,578

Capital expenditures                             $      327              $     2,062              $     3,496

Home manufacturing facilities (operating)                 7                        8                       14

Independent exclusive dealer locations                  129                      220                      237

Company-owned retail locations                            3                        4                        5


2003 Compared to 2002

Revenue
Total revenue for 2003 was $247,836, decreasing $139,421, or 36.0%, from 2002 revenue of $387,257.

Home manufacturing net sales accounted for virtually the entire decrease, falling to $237,215. Home manufacturing net sales in 2002 were $375,385. Home shipments decreased 44.5%, with floor shipments decreasing by 42.8%. Cavalier attributes the decrease in sales and shipments to an intensely competitive marketplace, a lack of chattel (home only) financing for all homes, especially single wide homes in the industry, a loss of momentum in the consolidation of its sales force and the closing of seven home manufacturing facilities. Multi-section home shipments, as a percentage of total shipments, continued to increase from 81.3% of shipments in 2002 to 86.9% of shipments in 2003 in response to increasing consumer demand and more favorable terms and availability of financing for multi-section homes as compared to single-section homes which historically have been financed on a home-only (chattel) type of loan which in recent years has not performed as well as mortgage loans. The average price of homes sold increased $4,600 from $31,900 in 2002 to $36,500 in 2003. Actual shipments of homes for 2003 were 6,642 versus 11,969 in 2002. Of these shipments, 49% in 2003 and 55% in 2002 were to exclusive dealers.

Inventory of the Company's product at all retail locations, including company-owned retail sales centers, decreased 34% to approximately $100,000 at December 31, 2003 from $151,000 at year end 2002. At its peak in June 1999, dealer inventory approximated $314,000. This reduction in retail inventory is due to (1) a decrease in the number of retail locations carrying the Company's product from almost 1,100 at the end of 1999 to less than 600 at December 31, 2003 and (2) lower average levels of inventory carried on dealers' lots from 14 floors in 1999 to nine floors at December 31, 2003.

Revenue from the financial services segment decreased slightly for 2003 at $2,673 compared to $2,690 in 2002. For 2003, CIS Financial Services, Inc. ("CIS") purchased contracts of $37,780 and resold installment contracts totaling $35,953. In 2002, CIS purchased contracts of $45,054 and resold installment contracts totaling $38,313. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $7,948 for 2003 compared to $7,908 for 2002. In August 2003, the Company closed one under-performing retail location, bringing the number of company-owned stores to three at December 31, 2003.

Other revenue consists mainly of revenue from the Company's supply business, which in 2002 primarily sold its products outside the Company. Revenues from external customers decreased to $0 for 2003 compared to $1,274 during 2002 due to the scaled back operations of the supply company which was subsequently sold during the third quarter of 2002.

Gross Profit
Gross profit was $39,149 or 15.8% of total revenue, for 2003, versus $54,293 or 14.0% of total revenue in 2002. The $15,144 decrease in gross profit is primarily the result of the reduction in sales. The improved gross profit percentage is primarily due to an average sales price increase; however, the Company's gross margin has been negatively impacted by (1) escalating lumber prices, between May 2003 and 2004 to date, due to military demand in Iraq, weather-related factors, and strong new home sales, as well as to the plywood industry's maintenance of lean inventory to stem over-supply before these unforeseen events, (2) increases in steel and steel related items due to foreign demand, (3) rising costs of electrical supplies, namely copper wire, and (4) price increases in panels and gypsum related products.

Selling, General and Administrative
Selling, general and administrative expenses during 2003 were $43,171 or 17.4% of total revenue, versus $62,649 or 16.2% of total revenue in 2002 a decrease of $19,478, or 31.1%. The overall decrease includes a $5,701 reduction in advertising and promotion cost, including cost to support the exclusive dealer program, a decrease of $3,206 in employees benefits costs (primarily health insurance), including a benefit received in 2002 of $1,163 from the settlement of a 1998 insurance claim related to the Company's employee benefit plans, a $5,640 decrease in salaries, wages and incentive compensation, and a decrease in inventory repurchase charges of $2,527. With the exception of the reduction in inventory repurchase charges, the aforementioned reduction in selling, general and administrative expenses were primarily due to the elimination of costs at closed facilities, namely personnel related costs for approximately 1,100 terminated employees.

Impairment and Other Related Charges
During 2003, the Company recorded impairment and other related charges of $750 ($750 after tax or $0.04 per diluted share) related to the closing of a home manufacturing facility, the pending sale of another home manufacturing facility and the closing of an underperforming retail location. The charge included writedowns of $551 for property, plant and equipment and $199 for involuntary termination benefits which were recorded as incurred and paid. Impairment and other related charges totaling $6,064 ($5,253 after tax or $0.30 per diluted share) were recorded in 2002 in connection with the closing of six home manufacturing facilities. The charge included writedowns of $3,890 for property, plant and equipment, $22 for lease obligations and $2,152 for involuntary termination benefits for 989 employees.

Operating Loss
Operating loss for 2003 was $4,772, compared to an operating loss of $14,420 in 2002. Segment operating results were as follows. (1) Home manufacturing operating loss, before intercompany eliminations, was $1,124 in 2003 as compared to a loss of $8,061 in 2002. The reduction in operating loss is primarily due to the decrease in impairment and other related charges noted above. (2) Financial services operating income was $537 in 2003 as compared to a loss of $22 in 2002 due to an improved level of selling, general and administrative expenses related to cost reduction efforts. (3) The retail segment's operating loss decreased from $222 in 2002 to $41 in 2003 primarily due to higher gross margin and decreased selling, general and administrative expenses. (4) The other segment operating loss improved from $140 in 2002 to $0 in 2003 due mainly to the scaled back operations of a supply company which was subsequently sold during the third quarter of 2002. (5) General corporate operating expense, which is not identifiable to a specific segment, improved from $5,930 in 2002 to $4,439 in 2003 primarily due to a reduction in salaries expense.

Other Income (Expense)
Interest expense decreased $430 primarily due to lower interest rates on amounts outstanding under the Company's line of credit.

Other, net is comprised primarily of interest income (unrelated to financial services), equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. Other, net decreased $374 due primarily to lower interest income rates earned in 2003 on invested funds.

Loss before Income Taxes
The Company's 2003 pre-tax loss was $5,088, reflecting a 65.6% improvement over the pre-tax loss of $14,792 in 2002, due primarily to improvements in impairment and other related charges and selling, general and administrative expenses offset by lower sales as discussed above.

Income Taxes
In 2003, the Company recognized an income tax benefit of $518 primarily representing adjustments to prior years' tax provisions that became appropriate given the results of the recent Internal Revenue Service audit of the Company's federal income tax returns; however, the Company did not record any tax benefit for net operating losses in 2003 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. The Company recorded an income tax provision of $5,716 in 2002.

Net Loss
The Company's net loss for 2003 was $4,570 or $0.26 per diluted share, as compared to a net loss of $34,670 or $1.96 per diluted share in 2002.

2002 Compared to 2001

Revenue
Total revenue for 2002 was $387,257, increasing $23,386, or 6.4%, from 2001 revenue of $363,871.

Home manufacturing net sales in 2002 increased $27,850, or 8.0%, to $375,385. Home manufacturing net sales for 2001 were $347,535. Home shipments decreased 5.5%, with floor shipments increasing by 1.8%. Cavalier attributes the overall increase in sales and floor shipments primarily to its aggressive distribution and marketing strategies and its value based product offerings.* The Company's higher floor shipments for the year compared with a decline of 11.1% in industry floor shipments according to MHI, demonstrating market share gains for the Company over the past two years. Multi-section home shipments, as a percentage of total shipments, increased from 68.3% of shipments in 2001 to 81.3% of shipments in 2002 in response to increasing consumer demand for multi-section homes as compared to single section homes, caused in part by favorable changes in financing rates and terms available for multi-section homes, especially for land/home financing. The average price of homes sold increased $4,100 from $27,800 in 2001 to $31,900 in 2002. Actual shipments of homes for 2002 were 11,969 versus 12,669 in 2001. Of these shipments, 55% in 2002 and 51% in 2001 were to exclusive dealers.

Although home manufacturing revenue increased, the Company's inventory at all retail locations, including company-owned retail sales centers, declined 12% to approximately $151,000 at December 31, 2002 from $171,000 at year end 2001. At its peak in June 1999, dealer inventory approximated $314,000. This reduction in retail inventory is due to a decrease in the number of retail locations carrying the Company's product and lower average levels of inventory carried on dealers' lots.

Revenue from the financial services segment decreased 12.9% to $2,690 for 2002 compared to $3,088 in 2001 primarily due to a reduction in the rate earned on resold loans due to competitive industry conditions and due to reduced interest income on loans held in its portfolio as a result of loans sold from the portfolio in the fourth quarter of 2001. For 2002, CIS purchased contracts of $45,580 and resold installment contracts totaling $38,313. In 2001, CIS purchased contracts of $35,768 and resold installment contracts totaling $36,325. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $7,908 for 2002 compared to $6,968 for 2001. During the fourth quarter of 2002, the Company closed one under-performing retail location, bringing the number of company-owned stores to four at December 31, 2002.

Other revenue consists mainly of revenue from the Company's supply businesses, which primarily sell their products outside the Company. Revenues from external customers decreased 79.7% to $1,274 for 2002 compared to $6,280 during 2001. The decrease is primarily due to the scaled back operations of a supply company which was subsequently sold during the third quarter of 2002.

Gross Profit
Gross profit was $54,293 or 14.0% of total revenue, for 2002, versus $54,215 or 14.9% of total revenue in 2001.

Selling, General and Administrative
Selling, general and administrative expenses during 2002 were $62,649 or 16.2% of total revenue, versus $66,335 or 18.2% of total revenue in 2001 a decrease of $3,686, or 5.6%. The overall decrease includes a $4,130 reduction in advertising and promotion cost, including cost to support the exclusive dealer program, a benefit of $1,163 from the settlement of a 1998 insurance claim related to the Company's employee benefit plans, and a $978 decrease in goodwill amortization expense (See Cumulative Effect of Change in Accounting Principle discussed below), offset by a $499 increase in inventory repurchase charges and a $1,626 increase in employee benefits cost (primarily health insurance).
___________________________________
* See Safe Harbor Statement on page 31.

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

Operating Loss
Operating loss for 2002 was $14,420, compared to an operating loss of $13,123 in 2001. Segment operating results were as follows: (1) Home manufacturing operating loss, before intercompany eliminations, was $8,061 in 2002 as compared to a loss of $4,934 in 2001. The increased operating loss is primarily due to the increase in impairment and other related charges noted above. (2) Financial services operating loss was $22 in 2002 as compared to operating profit of $211 in 2001. The increased operating loss is primarily due to the decline in revenue as described above. (3) The retail segment's operating loss increased from $31 in 2001 to $222 in 2002 primarily due to lower gross margin and increased selling, general and administrative expenses. (4) The other segment operating loss improved from $733 in 2001 to $140 in 2002 due mainly to the scaled back operations of a supply company which was subsequently sold during the third quarter of 2002. (5) General corporate operating expense, which is not identifiable to a specific segment, improved from $7,572 in 2001 to $5,930 in 2002 primarily due to the insurance settlement proceeds of $1,163 and some reduction in legal and professional fees.

Other Income (Expense)
Interest expense decreased $440 primarily due to lower interest rates on amounts outstanding under the Company's line of credit.

Other, net is comprised primarily of interest income (unrelated to financial services), equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. Other, net increased $683 due to $915 higher income from supply-related equity partnerships and $297 lower minority interest allocation which was offset somewhat by $529 lower interest income on invested funds.

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

Income Taxes
Effective March 9, 2002, the Jobs Creation and Workers' Assistance Act was passed which enabled the Company to carryback net operating losses five years instead of two years as under the previous law. Due to the change in law, the Company received a refund of $4,634 in April of 2002, and received an additional refund of approximately $6,400 in March, 2003. Both refunds have been reflected in the current income tax provision and benefit related to the change in accounting principle for the year ended December 31, 2002. During 2002, net deferred tax assets decreased by $15,862, $4,190 due to normal operating activities and $11,672 due to recognition of a valuation allowance against the remaining net deferred tax assets. The valuation allowance increased to $18,555 in accordance with the requirements of SFAS No. 109. Realization of the deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. Because the Company has operated at a loss in its three most recent calendar years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the standards of FAS No. 109 it is not appropriate to record income tax benefits in excess of anticipated refunds of taxes previously paid. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required.

Cumulative Effect of Change in Accounting Principle
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement is effective for financial statements issued for years beginning after December 15, 2001. SFAS No. 142 specifies that goodwill and certain intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of this statement, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. This charge was recorded in the first quarter of 2002, and the entire amount of the goodwill was associated with the Company's home manufacturing unit.

Net Loss
The Company's net loss for 2002, after impairment and other related charges, cumulative effect of a change in accounting principle and income tax items was $34,670 or $1.96 per diluted share, as compared to a net loss of $14,018 or $0.80 per diluted share in 2001.

Liquidity and Capital Resources

                                                      Balances as of December 31,
                                                   ----------------------------------
(dollars in thousands)                               2003        2002        2001
                                                   ---------   ---------   ----------

Cash, cash equivalents & certificates of deposit $   32,393 $    34,939 $     43,256
Working capital                                  $    7,813 $    12,346 $     18,183
Current ratio                                      1.2 to 1    1.2 to 1     1.3 to 1
Long-term debt                                   $   13,089 $    22,643 $     23,999
Ratio of long-term debt to equity                    1 to 3      1 to 2       1 to 3
Installment loan portfolio                       $   10,114 $    10,977 $      4,991

Operating activities during 2003 used net cash of $3,011. Effective March 9, 2002, the Jobs Creation and Workers' Assistance Act was passed which enabled companies to carry back net operating losses five years instead of two years as under the previous law. Due to the change in law, the Company received a refund of $4,634 in 2002 and $6,425 in 2003.

The Company's capital expenditures were $327 for 2003, as compared to $2,062 for 2002. Capital expenditures during these periods included normal property, plant and equipment additions and replacements. The Company received proceeds from the sales of property, plant and equipment of $6,294 for 2003, as compared to $1,059 for 2002.

In May 2002, the Company paid $1,250 to purchase additional partnership interest in an equity investee. The partnership is now wholly-owned by the Company and continues to be included in the consolidated financial statements.

The decrease in long-term debt was due to scheduled principal payments and a $6,000 pay-down on the revolving line of credit and real estate term loan.

On August 6, 2003, the Company amended its credit facility (the "Credit Facility") with its primary bank, whose president is a director of the Company. The new Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000 which are cross-secured and cross-defaulted. The Company used the long-term portion of the new facility, together with $2,000 cash to repay the outstanding amount on the revolving line of credit. The maturity date for the revolving line of credit remains unchanged at April 2005. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2002, as noted in the following table.

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
                $38,000 - $23,000             $15,000 to zero (dollar
                                              for dollar reduction)

At December 31, 2003, $9,181 was available under the revolving line of credit of which no amount was outstanding. At December 31, 2002, $15,000 was outstanding under the prior revolving line of credit.

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

The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $8,895 was outstanding at December 31, 2003. Interest on term notes is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to
(i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000,
(iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.25 to 1 commencing with the nine months ending December 31, 2003 (1.5 to 1 and 1.75 to 1 for the years ending December 31, 2004 and
2005), and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At December 31, 2003, the Company was in compliance with its debt covenants.

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under the Company's credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. * CIS is currently re-selling loans to other lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements. *

The Company currently believes existing cash and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund the Company's operations and plans for the next twelve months.* However, there can be no assurances to this effect. If it is not, or if the Company is unable to remain in compliance with its covenants under its Credit Facility, the Company would seek to maintain or enhance its liquidity position and capital resources through modifications to or waivers under the Credit Facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond the control of the Company. *

Projected cash to be provided by operations in the coming year is largely dependent on sales volume. The Company's manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. The Company's sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. Throughout the past five years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the
___________________________
* See Safe Harbor Statement on page 31.

industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. However, during 2003 and to-date in 2004, there are indications that lenders are beginning to enter or re-enter the market which may provide liquidity to support a potential rebound in industry sales. Unfavorable changes in these factors and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.

Off-Balance Sheet Arrangements
The Company's material off-balance sheet arrangements consist of repurchase obligations, guarantees and letters of credit. Each of these arrangements is discussed below under Contractual Obligations and Commitments.

Contractual Obligations and Commitments (dollars in thousands)
The following table summarizes contractual obligations of the Company at December 31, 2003. For additional information related to these obligations, see
Note 5 to the Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period.

                                                                               Payments Due by Period
                                                         ---------------------------------------------------------------------
                                                           Total        Less than     1-3 years     4-5 years        After 5
                                                                          1 year                                      years
                                                         -----------    -----------   -----------   -----------    -----------
Industrial development revenue bond issues                  $ 7,641        $ 1,541       $ 2,435       $ 2,210        $ 1,455
Real estate term loan                                         8,895          1,906           742           845          5,402
                                                         -----------    -----------   -----------   -----------    -----------
Total contractual cash obligations                         $ 16,536        $ 3,447       $ 3,177       $ 3,055        $ 6,857
                                                         ===========    ===========   ===========   ===========    ===========

The following table summarizes contingent commitments of the Company at December 31, 2003, including contingent repurchase obligations, guarantees of debt for equity method investees and letters of credit. For additional information related to these contingent obligations, see Note 10 to the Consolidated Financial Statements and Critical Accounting Policies below. Contingent insurance plans' retrospective premium adjustments are excluded from this table as there is no definite expiration period (see Critical Accounting Policies below).

                                                                      Amount of Commitment Expiration per Period
                                                       --------------------------------------------------------------------------
                                                          Total        Less than       1-3 years       4-5 years       After 5
                                                                        1 year                                          years
                                                       ------------    ------------   ------------    ------------   ------------
Repurchase obligations   (1)                              $ 81,000        $ 14,000       $ 67,000               -              -
Guarantees               (2)                                 1,267             201            379             304            383
Letters of credit        (3)                                 5,819           5,819              -               -              -
                                                       ------------    ------------   ------------    ------------   ------------
Total commitments                                         $ 88,086        $ 27,020       $ 60,379           $ 304          $ 383
                                                       ============    ============   ============    ============   ============


     (1) For a complete description of the contingent repurchase obligation, see Critical Accounting Policies - Reserve for Repurchase Commitments. Although the commitments outstanding at December 31, 2003 have a finite life, these commitments are continually replaced as the Company continues to sell its manufactured homes to dealers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. The cost, net of recoveries, of these contingent repurchase obligations to the Company was $(181) (2003), $2,347 (2002), and $1,848 (2001).

     (2) The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At December 31, 2003, $3,167 was outstanding under the guarantees, of which the Company had guaranteed $1,267. One of the companies has a lease purchase agreement with a third party to sell a facility financed by debt that the Company has guaranteed.

     (3) The Company has provided letters of credit to providers of certain of its insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The outstanding letters of credit reduce amounts available under the Company's Credit Facility. The Company has recorded insurance expense based on anticipated losses related to these policies.

Critical Accounting Policies
Cavalier follows certain significant accounting policies when preparing our consolidated financial statements as summarized in Note 1 to the Consolidated Financial Statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and notes. We evaluate these estimates and assumptions on an ongoing basis and use historical experience factors, current economic conditions and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying the accounting treatment with respect to commitments and contingencies. Actual results could differ from these estimates under different assumptions or conditions. The following is a list of the accounting policies that we believe are most important to the portrayal of our financial condition and results of operations that require our most difficult, complex or subjective judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Product Warranties
Cavalier provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and current industry trends. Factors we use in the estimation of the warranty liability include historical sales amounts and warranty costs related to homes sold and any outstanding service work orders. We have a reserve for estimated warranties of $13,475 (2003) and $15,000 (2002). Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims or per claim costs exceeding our current warranty expense levels could have a material adverse effect on Cavalier's results of operations. *

Insurance
Cavalier's workers' compensation (prior to February 1, 1999, and after April 1,
2001), product liability and general liability (prior to April 1, 2001) insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We were contingently liable at December 31, 2003 for future retrospective premium adjustments up to a maximum of approximately $19,057 in the event that additional losses are reported related to prior years. We recorded an estimated liability of approximately $5,324 (2003) and $4,535 (2002) related to these contingent claims. Claims exceeding our current expense levels could have a material adverse effect on Cavalier's results of operations. *

Reserve for Repurchase Commitments
Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of Cavalier's sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event such product is repossessed upon a dealer's default. The risk of loss under repurchase agreements is lessened by the fact that (1) sales of our manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 2.4% of sales in 2003; (2) the price that Cavalier is obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 to 24 months) and (3) Cavalier historically has been able to resell homes repurchased from lenders. Cavalier reviews the aging of retail dealers' inventory to estimate the amount of inventory subject to repurchase obligation. Additionally, we review repurchase notifications received from floor plan sources and review our dealer inventory for expected repurchase notifications based on various communications from the lenders and the dealers as well as for dealers who, we believe, are experiencing financial difficulty. We apply a historical loss factor to the inventory estimated to be repurchased. The maximum amount for which we are contingently liable under such agreements approximated $81,000 at December 31, 2003. Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on the Company's operating results. For example, due to the rapid expansion of the retail distribution network in the manufactured housing industry that occurred in much of the 1990s, there is currently an imbalance between industry retail inventories and consumer demand for manufactured homes. The deterioration in the availability of retail financing, along with significant competition from repossessed homes, has already extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in even greater intense price competition, cause further pressure on profit margins
___________________________________
* See Safe Harbor Statement on page 31.

within the industry, and have a material adverse effect on Cavalier.* The Company's inventory at all retail locations, including Company-owned retail sales centers, declined 12% in 2002 from 2001 and another 34% in 2003 from levels at the end of 2002. Cavalier believes that inventories of its homes are approaching levels which are more consistent with retail demand, due in part to the Company's emphasis on working with its dealers to reduce retail inventories, although we cannot provide investors assurances to this effect. * In spite of these efforts, significant unfavorable developments or further deterioration within the industry would undoubtedly have an adverse impact on Company operating results. We have a reserve for repurchase commitments of $3,070 (2003) and $4,000 (2002).

Impairment of Long-Lived Assets
Since the latter part of 1999, Cavalier and the manufactured housing industry have experienced a downturn in business as discussed above. Due to deteriorating market conditions, during this time, we have idled, closed or sold 16 manufactured housing facilities, a portion of our insurance and premium finance business, a portion of our supply operations and 13 under-performing retail locations. We periodically evaluate the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

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

Deferred Tax Asset
The Company has a full valuation allowance against net deferred income tax assets of $20,523 and $18,555 in accordance with the requirements of SFAS No. 109 for the years ended December 31, 2003 and 2002, respectively. Realization of the deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. Because the Company has operated at a loss in its three most recent calendar years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the standards of SFAS No. 109 it is not appropriate to record income tax benefits in excess of anticipated refunds of taxes previously paid. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required.
___________________________________
* See Safe Harbor Statement on page 31.

Related Party Transactions
The Company purchased raw materials of approximately $14,580 and $17,231 from WoodPerfect of Alabama, LLC and MSR Forest Products, LLC during 2003 and 2002, respectively. The Company owns a minority interest in WoodPerfect of Alabama, LLC which in turn owns a minority interest in MSR Forest Products. The Company also owns directly a minority interest in MSR Forest Products. During 2001, the Company purchased raw materials of approximately $15,648 from WoodPerfect of Alabama, LLC, MSR Forest Products, and Sunrise Decor. Mr. Johnny Allison, a director of the Company, was also a stockholder of Sunrise Decor.

The Company has a $25,000 revolving line of credit and a $10,000 real estate term-loan agreement (the "Credit Facility") with its primary bank, First Commercial Bank, whose president, Mr. Thomas A. Broughton, III, is a director of the Company, of which $8,895 was outstanding under the real estate term-loan component of the Credit Facility at December 31, 2003. The Company made payments to its lender in the amount of $698 (2003), $936 (2002), and $1,251 (2001) for interest, commitment, letter of credit and various bond related fees. See footnote 5 to the Consolidated Financial Statements for additional information regarding the Credit Facility.

One of the Company's manufacturing facilities was leased under a separate operating lease agreement with a company partially owned by Mr. John W Lowe, a director of the Company. The related lease contained a purchase option that was exercised in 2001 for $1,125 using proceeds from an industrial development bond issue. The Company paid rents to related parties of $0 (2003), $0 (2002), and $36 (2001).

The Company recorded net income (loss) of investees accounted for by the equity method of $369, $384, and $(485) for the years ended December 31, 2003, 2002, and 2001, respectively. Additionally, the Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. For additional information related to these guarantees, see footnote (2) under Contractual Obligations and Commitments above.

The Company used the services of a law firm, Lowe, Mobley & Lowe, a partner of which, Mr. John W Lowe, is also a director of the Company. The Company paid legal fees to this firm of $378 (2003), $191 (2002), and $176 (2001). In addition, the law firm received, from the proceeds of the settlement of a Company insurance claim, an indirect legal fee payment of $562 in 2002.

Impact of Inflation
The Company generally has been able to increase its selling prices to offset increased costs, including the costs of raw materials. Sudden increases in costs as well as price competition, however, can affect the ability of the Company to increase its selling prices. The Company believes that the relatively moderate rate of inflation over the past several years has not had a significant impact on its sales or profitability, but can give no assurance that this trend will continue in the future.*

Impact of Accounting Statements
In June 2001, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which was effective for any exit or disposal activities initiated after December 31, 2002 (See Note 2). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements. The disclosure requirements of FIN 45 were effective for financial statements or interim and annual periods ending after December 15, 2002 and are included in the notes to our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No.
123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair
__________________________________
*See Safe Harbor Statement on page 31.

value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. These disclosure modifications are included in the notes to our consolidated financial statements. In April 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not yet determined the methodology for calculating fair value and plans to issue an accounting standard that may become effective in 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities (also formerly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities--an interpretation of ARB 51 (revised December 2003) ("FIN 46R"), which includes significant amendments to previously issued FIN 46. Among other provisions, FIN 46R includes revised transition dates for public entities. Adoption of FIN 46R is required for financial statements issued after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on the Company's consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed rate contracts with interest rates generally ranging from 8.0% to 15.0% and an average original term of 267 months at December 31, 2003. The Company estimated the fair value of its installment contracts receivable at $10,338, using discounted cash flows and interest rates offered by CIS on similar contracts at December 31, 2003.

The Company has two industrial development revenue bond issues and a revolving line of credit (of which no amounts were outstanding at December 31, 2003) that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. The Company estimated the fair value of its debt instruments at $16,958 using rates at which the Company believes it could have obtained similar borrowings at that time. *

                                                          Assumed Annual Principal Cash Flows
                                      --------------------------------------------------------------------------------------
(dollars in thousands)                  2004       2005      2006      2007      2008    Thereafter     Total   Fair value
                                        ----       ----      ----      ----      ----    ----------     -----   ----------
Installment loan portfolio           $ 2,238 a     $ 91     $ 102     $ 114     $ 127      $ 7,442   $ 10,114    $ 10,338

(weighted average interest rate - 11.14%)
                                                          Expected Principal Maturity Dates
                                      --------------------------------------------------------------------------
(dollars in thousands)                  2004       2005      2006      2007      2008    Thereafter   Total   Fair value
                                        ----       ----      ----      ----      ----    ----------   -----   ----------
Notes payable and long-term debt     $ 3,447      1,549   $ 1,628   $ 1,709   $ 1,346      $ 6,857   $ 16,536    $ 16,958

(weighted average interest rate - 5.56%)

a The Company has recorded an allowance for credit losses of $1,030, primarily based upon management's assessment of historical experience factors and current economic conditions.
___________________________________
* See Safe Harbor Statement on page 31.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

Our disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
o        the severe and continuing downturn in the manufactured housing industry;
o        limitations in Cavalier's ability to pursue its business strategy;
o changes in demographic trends, consumer preferences and Cavalier's business strategy;
o        changes  and  volatility  in  interest  rates and the  availability of capital;
o        changes  in  the  availability of retail (consumer) financing;
o        changes  in  the  availability  of wholesale (dealer) financing;
o        changes in level of industry retail inventories;
o        the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other key personnel;
o        competition;
o        contingent repurchase and guaranty obligations;
o        uncertainties regarding Cavalier's retail financing activities;
o        the potential unavailability and price increases for raw materials;
o        the potential unavailability of manufactured housing sites;
o        regulatory constraints;
o        the potential for additional warranty claims;
o        litigation;
o        the potential volatility in our stock price;
o the cost of compliance with recently enacted regulatory requirements such as Sarbanes-Oxley Section 404;
o currency fluctuations, exchange controls, market disruptions and other effects resulting from the terrorist attacks on September 11, 2001 and actions, including armed conflict by the United States and other governments, in reaction thereto; and
o the United States continuing involvement in hostilities and armed conflict in Iraq.

Any or all of our forward-looking statements in this report, in the 2003 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited quarterly financial data for the two years ended December 31, 2003 and 2002. The Company believes that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with accounting principles generally accepted in the United States of America. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period.

       Quarterly Statistics
       Comparison of Operating Results (Unaudited)
       (Dollars in thousands except per share amounts)

                                         Fourth Quarter  Third Quarter     Second Quarter     First Quarter         Total
                                         -------------------------------   ---------------   -----------------   ------------
2003
Revenue:
       Home manufacturing                   $ 53,178           $ 60,788          $ 66,034            $ 57,215      $ 237,215
       Financial services                        665                652               728                 628          2,673
       Retail                                  2,198              2,423             1,959               1,368          7,948
       Other                                       -                  -                 -                   -              -
                                         ------------   ----------------   ---------------   -----------------   ------------
       Total revenue                          56,041             63,863            68,721              59,211        247,836
                                         ------------   ----------------   ---------------   -----------------   ------------

Gross profit                                  11,499              9,911            10,904               6,835         39,149
Net income (loss)                              1,078 b              943 b            (409)b            (6,182)        (4,570)
Basic net income (loss) per share     a         0.06 b             0.05 b           (0.02)b             (0.35)         (0.26)
Diluted net income (loss) per share   a         0.06 b             0.05 b           (0.02)b             (0.35)         (0.26)

2002
Revenue:
       Home manufacturing                   $ 84,266           $ 95,327         $ 103,467            $ 92,325      $ 375,385
       Financial services                        788                755               715                 432          2,690
       Retail                                  1,954              2,335             2,030               1,589          7,908
       Other                                       -                276               431                 567          1,274
                                         ------------   ----------------   ---------------   -----------------   ------------
       Total revenue                          87,008             98,693           106,643              94,913        387,257
                                         ------------   ----------------   ---------------   -----------------   ------------

Gross profit                                  10,289             15,795            14,879              13,330         54,293
Net income (loss)                            (20,988)c, d          (762)              116             (13,036)e      (34,670)c, d, e
Basic net income (loss) per share     a        (1.19)c, d         (0.04)             0.01                0.06 e        (1.16)c, d, e
Diluted net income (loss) per share   a        (1.19)c, d         (0.04)             0.01               (0.74)e        (1.96)c, d, e

  a    The sum of quarterly amounts may not equal the annual amounts due to rounding.
  b    Includes impairment and other related charges of $750 ($750 after tax or $0.04 per share basic and diluted) recorded in connection with closing one home manufacturing facility, the pending sale of another home manufacturing facility closed in
       December 2002 and closing one retail location $574 (fourth quarter), $122 (third quarter), $54 (second quarter)).
  c    Includes impairment and other related charges of $6,064 ($5,253 net of taxes, or $0.30 per share basic and diluted) recorded in connection with closing six home manufacturing facilities.
  d    Includes increase in deferred tax asset valuation allowance of $11,672 in accordance with SFAS No. 109.
  e    Includes cumulative effect of change in accounting principle of $14,162, net of tax of $1,306, or $0.80 per share, basic and diluted, to eliminate all goodwill due to impairment.

       Certain amounts from the prior periods have been reclassified to conform to the 2003 presentation.

                         CAVALIER HOMES, INC. AND SUBSIDIARIES
                       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Index to Consolidated Financial Statements and Schedule

Independent Auditor's Report                                                 34


Consolidated Balance Sheets                                                  35


Consolidated Statements of Operations                                        37


Consolidated Statements of Stockholders' Equity                              38


Consolidated Statements of Cash Flows                                        39


Notes to Consolidated Financial Statements                                   40


Schedule -

         II - Valuation and Qualifying Accounts                              56




Schedules I, III, IV and V have been omitted because they are either not required or are inapplicable.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Cavalier Homes, Inc.:

We have audited the accompanying consolidated balance sheets of Cavalier Homes, Inc. and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cavalier Homes, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003.

/s/ Deloitte & Touche LLP
-------------------------
Birmingham, Alabama
March 11, 2004

                         CAVALIER HOMES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 2003 AND 2002
                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

 ASSETS                                                                  2003     2002
                                                                        ------   ------

 CURRENT ASSETS:
      Cash and cash equivalents                                        $32,393  $34,939
      Accounts receivable, less allowance for losses of
          $102 (2003) and $145 (2002)                                    1,939    3,353
      Notes and installment contracts receivable - current               2,238    6,102
      Inventories                                                       10,964   18,287
      Deferred income taxes                                                693    1,083
      Income tax receivable                                                  -    5,738
      Other                                                              2,879    3,118
                                                                        ------   ------
             Total current assets                                       51,106   72,620
                                                                        ------   ------


 PROPERTY, PLANT AND EQUIPMENT:
      Land                                                               5,382    6,014
      Buildings and improvements                                        37,702   46,693
      Machinery and equipment                                           31,213   40,624
                                                                        ------   ------
                                                                        74,297   93,331
      Less accumulated depreciation and amortization                    37,105   42,974
                                                                        ------   ------
             Total property, plant and equipment, net                   37,192   50,357
                                                                        ------   ------


 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,030 (2003) and $859 (2002)        6,846    4,058
                                                                        ------   ------


 OTHER ASSETS                                                            3,389    3,036
                                                                        ------   ------
 TOTAL                                                                 $98,533 $130,071
                                                                        ======   ======

 See notes to consolidated financial statements.


                         CAVALIER HOMES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 2003 AND 2002
                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------

 LIABILITIES AND STOCKHOLDERS' EQUITY                                    2003     2002
                                                                        ------   ------

 CURRENT LIABILITIES:
      Current portion of long-term debt                                $3,447    $1,347
      Accounts payable                                                  3,844     7,060
      Amounts payable under dealer incentive programs                   5,828    10,840
      Accrued compensation and related withholdings                     2,664     8,398
      Accrued insurance                                                 6,385     6,961
      Estimated warranties                                             13,475    15,000
      Reserve for repurchase commitments                                3,070     4,000
      Other                                                             4,580     6,668
                                                                       ------    ------
           Total current liabilities                                   43,293    60,274
                                                                       ------    ------
 DEFERRED INCOME TAXES                                                    693     1,083
                                                                       ------    ------
 LONG-TERM DEBT                                                        13,089    22,643
                                                                       ------    ------
 OTHER LONG-TERM LIABILITIES                                              471       535
                                                                       ------    ------
 COMMITMENTS AND CONTINGENCIES (NOTE 10)

 STOCKHOLDERS' EQUITY:
      Series A Junior Participating Preferred Stock, $0.01 par value;
        200,000 shares authorized, none issued                              -        -
      Preferred Stock, $0.01 par value; 300,000 shares authorized,
        none issued                                                         -        -
      Common stock, $0.10 par value; 50,000,000 shares authorized,
        18,692,944 (2003) and 18,682,944 (2002) shares issued           1,869     1,868
      Additional paid-in capital                                       55,952    55,932
      Accumulated deficit                                             (12,733)   (8,163)
      Treasury stock, at cost; 1,017,300 (2003 and 2002) shares        (4,101)   (4,101)
                                                                       ------    ------
          Total stockholders' equity                                   40,987    45,536
                                                                       ------    ------
 TOTAL                                                                $98,533  $130,071
                                                                       ======    ======

 See notes to consolidated financial statements.


                                         CAVALIER HOMES, INC. AND SUBSIDIARIES
                                         CONSOLIDATED  STATEMENTS OF OPERATIONS
                                  FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------

                                                                           2003             2002             2001
                                                                       ------------    -------------    -------------

 REVENUE                                                            $      247,836  $       387,257  $       363,871

 COST OF SALES                                                             208,687          332,964          309,656

 SELLING, GENERAL AND ADMINISTRATIVE                                        43,171           62,649           66,335

 IMPAIRMENT AND OTHER RELATED
    CHARGES                                                                    750            6,064            1,003
                                                                       ------------    -------------    -------------
                                                                           252,608          401,677          376,994
                                                                       ------------    -------------    -------------
 OPERATING LOSS                                                             (4,772)         (14,420)         (13,123)
                                                                       ------------    -------------    -------------
 OTHER INCOME (EXPENSE):
     Interest expense                                                       (1,065)          (1,495)          (1,935)
      Other, net                                                               749            1,123              440
                                                                       ------------    -------------    -------------
                                                                              (316)            (372)          (1,495)
                                                                       ------------    -------------    -------------
 LOSS BEFORE INCOME TAXES                                                   (5,088)         (14,792)         (14,618)
 INCOME TAX PROVISION (BENEFIT)                                               (518)           5,716             (600)
                                                                       ------------    -------------    -------------
 LOSS BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                                         (4,570)         (20,508)         (14,018)

 CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE, NET OF TAX
    BENEFIT OF $1,306                                                            -          (14,162)               -
                                                                       ------------    -------------    -------------
 NET LOSS                                                           $       (4,570) $       (34,670) $       (14,018)
                                                                       ============    =============    =============
 BASIC AND DILUTED LOSS PER SHARE:
   LOSS BEFORE CUMULATIVE EFFECT OF
       CHANGE IN ACCOUNTING PRINCIPLE                               $        (0.26) $         (1.16) $         (0.80)

 CUMULATIVE EFFECT OF CHANGE IN
       ACCOUNTING PRINCIPLE                                                      -            (0.80)               -
                                                                       ------------    -------------    -------------
 NET LOSS                                                           $        (0.26) $         (1.96) $         (0.80)
                                                                       ============    =============    =============
 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                            17,666,192       17,664,901       17,580,499
                                                                       ============    =============    =============
 WEIGHTED AVERAGE SHARES OUTSTANDING -
    DILUTED                                                             17,666,192       17,664,901       17,580,499
                                                                       ============    =============    =============

 See notes to consolidated financial statements.


                                  CAVALIER HOMES, INC. AND SUBSIDIARIES
                             CONSOLIDATED  STATEMENTS OF STOCKHOLDERS' EQUITY
                           FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
 -----------------------------------------------------------------------------------------------------

                                                                Retained
                                     Common         Additional  Earnings        Treasury
                                     Stock          Paid -in    (Accumulated    Stock         Total
                                                    Capital     Deficit)
                                     ---------      ------      ------------    ----------    --------

 BALANCE, JANUARY 1, 2001    $          1,850  $    55,436 $         40,525  $     (3,493) $   94,318
   Stock options exercised                  -            1                -             -           1
   Sale of common stock under
       Employee Stock Purchase Plan        18          120                -             -         138
   Accrued compensation                     -          361                -             -         361
   Purchase of treasury stock
       (312,200 shares)                     -            -                -          (608)       (608)
   Net loss                                 -            -          (14,018)            -     (14,018)
                                     ---------      ------      ------------    ----------    --------

 BALANCE, DECEMBER 31, 2001             1,868       55,918           26,507        (4,101)     80,192
   Stock options exercised                  -            8                -             -           8
   Income tax benefit attributable to
      exercise of stock options             -            6                -             -           6
   Net loss                                 -            -          (34,670)            -     (34,670)
                                     ---------      ------      ------------    ----------    --------

 BALANCE, DECEMBER 31, 2002             1,868       55,932           (8,163)       (4,101)     45,536
   Stock options exercised                  1           13                -             -          14
   Income tax benefit attributable to
      exercise of stock options             -            7                -             -           7
   Net loss                                 -            -           (4,570)            -      (4,570)
                                     ---------      ------      ------------    ----------    --------

 BALANCE, DECEMBER 31, 2003  $          1,869  $    55,952 $        (12,733) $     (4,101) $   40,987
                                     =========      ======      ============    ==========    ========

 See notes to consolidated financial statements.



                                               CAVALIER HOMES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                                          (IN THOUSANDS)

                                                                                2003          2002          2001
                                                                              ---------    ----------    ----------
 OPERATING ACTIVITIES:
   Net loss                                                                $    (4,570) $    (34,670) $    (14,018)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
        Cumulative effect of change in accounting principle,
          net of tax                                                                 -        14,162             -
        Depreciation                                                             4,588         6,286         8,174
        Provision for credit and accounts receivable losses                        173         2,749         2,650
        Gain on sale of installment contracts                                   (1,115)       (1,391)       (1,640)
        Gain (loss) on sale of property, plant and equipment                       (51)          162          (355)
        Impairment and other related charges                                       750         6,064         1,003
        Deferred income taxes                                                        -        15,862           505
        Other, net                                                                (461)       (1,751)          714
        Changes in assets and liabilities:
             Accounts receivable                                                 1,414         3,895        (3,885)
             Inventories                                                         7,323         2,385           718
             Income taxes                                                        5,356        (4,838)       14,152
             Accounts payable                                                   (3,216)         (999)         (117)
             Other assets and liabilities                                      (13,202)       (9,443)          211
                                                                              ---------    ----------    ----------
        Net cash provided by (used in) operating activities                     (3,011)       (1,527)        8,112
                                                                              ---------    ----------    ----------
 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                    6,294         1,059         1,111
   Capital expenditures                                                           (327)       (2,062)       (3,496)
   Originations of notes and installment contracts                             (37,783)      (45,243)      (35,459)
   Proceeds from sale of installment contracts                                  37,068        39,704        37,965
   Principal collected on notes and installment contracts                        2,826         1,331           928
   Other investing activities                                                     (173)        2,013            42
                                                                              ---------    ----------    ----------
        Net cash provided by (used in) investing activities                      7,905        (3,198)        1,091
                                                                              ---------    ----------    ----------
 FINANCING ACTIVITIES:
   Net payments on notes payable                                                     -        (2,297)         (957)
   Payments on long-term debt                                                  (17,454)       (1,303)       (1,165)
   Proceeds from long-term borrowings                                           10,000             -         1,250
   Proceeds from exercise of stock options                                          14             8             1
   Net proceeds from sales of common stock                                           -             -           138
   Purchase of treasury stock                                                        -             -          (608)
                                                                              ---------    ----------    ----------
        Net cash used in financing activities                                   (7,440)       (3,592)       (1,341)
                                                                              ---------    ----------    ----------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (2,546)       (8,317)        7,862
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   34,939        43,256        35,394
                                                                              ---------    ----------    ----------
 CASH AND CASH EQUIVALENTS, END OF YEAR                                    $    32,393  $     34,939  $     43,256
                                                                              =========    ==========    ==========

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

      Goodwill - Goodwill represents the excess of the purchase price over the fair value of the net assets acquired and through December 31, 2001, was being amortized over the expected periods to be benefited, 15 to 25 years, using the straight-line method. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under this pronouncement, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of this statement, in the first quarter of 2002, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. The entire amount of goodwill was associated with the Company's home manufacturing unit.

      The Company and the manufactured housing industry have been impacted by inventory oversupply at the retail level, an increase in dealer failures, a reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. All of these factors have caused the Company to suffer significant losses since the last half of 1999. The fair value of the home manufacturing unit was determined by a third-party valuation specialist, using projections provided by Company management as well as industry and other market data. The fair value of the home manufacturing unit was lower than the carrying value, which required allocation of the fair value to the assets and liabilities of the unit. In this allocation process, various independent parties were used to appraise certain of the Company's manufacturing fixed assets. Additionally, Company management estimated fair value of other assets and liabilities based on assumptions believed to be appropriate to the valuation process. As a result of this fair value allocation process, the Company's goodwill was considered impaired and an adjustment was recorded as described above.

      The following represents adjusted information as if goodwill had not been amortized under this new statement.


                                                                            2003           2002           2001
                                                                       ------------   ------------   ------------
As adjusted information (SFAS No. 142):
Loss before cumulative effect of change in accounting principal     $       (4,570)$      (20,508)$      (14,018)
Cumulative effect of change in accounting principal                              -        (14,162)             -
                                                                       ------------   ------------   ------------
Net loss as reported                                                $       (4,570)$      (34,670)$      (14,018)
Amortization of goodwill                                                         -              -            978
                                                                       ------------   ------------   ------------
Adjusted loss                                                       $       (4,570)$      (34,670)$      (13,040)
                                                                       ============   ============   ============

Basic and diluted income (loss) per share:
Loss before cumulative effect of change in accounting principal     $        (0.26)$        (1.16)$        (0.80)
Cumulative effect of change in accounting principal                              -          (0.80)             -
                                                                       ------------   ------------   ------------
Net loss as reported                                                $        (0.26)$        (1.96)$        (0.80)
Amortization of goodwill                                                         -              -           0.06
                                                                       ------------   ------------   ------------
Adjusted loss                                                       $        (0.26)$        (1.96)$        (0.74)
                                                                       ============   ============   ============

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

      Product Warranties - The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company has provided a liability of $13,475 (2003) and $15,000 (2002) for estimated future warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

      Activity in the liability for product warranty was as follows:


                                                                            2003           2002           2001
                                                                         ----------     ----------     ----------

               Balance, beginning of year                             $     15,000   $     11,700   $     11,800
               Warranty expense, net                                        21,194         27,765         21,819
               Payments                                                    (22,719)       (24,465)       (21,919)
                                                                          ---------     ----------     ----------
               Balance, end of year                                   $     13,475   $     15,000   $     11,700
                                                                          =========     ==========     ==========

      Allowance for Credit Losses on Installment Contracts - The Company has provided an allowance for estimated future credit losses resulting from retail financing activities of CIS Financial Services, Inc. ("CIS"), a wholly- owned subsidiary, primarily based upon management's assessment of historical experience and current economic conditions.

      Insurance - The Company's workers' compensation (prior to February 1, 1999, and after April 1, 2001), product liability and general liability (prior to April 1, 2001) insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. The Company's workers' compensation insurance coverage from February 1999 through March 2001 was provided under a fully insured, large deductible policy, and during 2001, the Company's product liability and general liability insurance coverages were converted to a fully insured, large deductible policy.

      Net Income (Loss) Per Share - The Company reports two separate net income
      (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted). All options and warrants in 2003, 2002 and 2001 are excluded due to their antidilutive effect as a result of the Company's net losses. Antidilutive options and warrants (in thousands of shares) were 2,686, 3,291, and 2,734, for 2003, 2002, and 2001, respectively.

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


                                                                            2003           2002            2001
                                                                          ---------     ----------     ----------

               Net loss, as reported                                  $     (4,570)  $    (34,670)  $    (14,018)
               Less:  Total stock-based employee compensation
                 expense determined under fair value based method
                 for all awards, net of related tax effects                     71            867            443
                                                                          ---------     ----------     ----------
                 Pro forma                                            $     (4,641)  $    (35,537)  $    (14,461)
                                                                          =========     ==========     ==========

               Basic and diluted loss per share:
                 As reported                                          $      (0.26)  $      (1.96)  $      (0.80)
                 Pro forma                                            $      (0.26)  $      (2.01)  $      (0.82)

      Derivative Instruments and Hedging Activities - The Company accounts for derivative and hedging activities in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which was adopted by the Company on January 1, 2001. Under SFAS No. 133, derivative instruments are recognized in the balance sheet at fair value and changes in the fair value of such instruments are recognized currently in earnings unless specific hedge accounting criteria are met. At December, 2003 and 2002 the Company had no derivative instruments.

      Recently Issued Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which was effective for any exit or disposal activities initiated after December 31, 2002 (See Note 2). SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value.

      In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. FIN 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of FIN 45 were applicable to guarantees issued or modified after December 31, 2002 and did not have a material effect on the Company's consolidated financial statements. The disclosure requirements of FIN 45 were effective for financial statements or interim and annual periods ending after December 15, 2002 and are included in the notes to these consolidated financial statements.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. These disclosure modifications are included in the notes to these consolidated financial statements. In April 2003, the FASB determined that stock-based compensation should be recognized as a cost in the financial statements and that such cost be measured according to the fair value of the stock options. The FASB has not yet determined the methodology for calculating fair value and plans to issue an accounting standard that may become effective in 2005. The Company will continue to monitor communications on this subject from the FASB in order to determine the impact on the Company's consolidated financial statements.

      In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities (also formerly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after December 15, 2003. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities--an interpretation of ARB 51 (revised December
      2003) ("FIN 46R"), which includes significant amendments to previously issued FIN 46. Among other provisions, FIN 46R includes revised transition dates for public entities. Adoption of FIN 46R is required for financial statements issued after March 15, 2004. The adoption of this interpretation is not expected to have a material effect on the Company's consolidated financial statements.

      Reclassifications - Certain amounts from the prior periods have been reclassified to conform to the 2003 presentation.

2.    IMPAIRMENT AND OTHER RELATED CHARGES

      As discussed in Note 1, for any exit or disposal activities initiated after December 31, 2002, the Company has adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. During 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides that a long-lived asset or asset group that is to be sold shall be classified as "held for sale" if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. The Company has idle assets of $13,901 (2003) and $19,205 (2002) recorded at estimated fair values which are comprised primarily of closed home manufacturing facilities which the Company is attempting to sell. With the exception of a home manufacturing facility sold in January 2004 (as described below), management does not have evidence that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144 such assets are classified as "held and used" and depreciation has continued on these assets. The following paragraphs describe impairment and other related charges recorded in the current and prior years on the most significant of these closed facilities.

      During 2003, the Company recorded impairment and other related charges of $750 ($750 after tax or $0.04 per diluted share) in connection with the closing of a home manufacturing facility in August 2003, the pending sale of another home manufacturing facility closed in December 2002 and the closing of an underperforming retail location in August 2003. The charge included writedowns of $551 for property, plant and equipment and $199 for involuntary termination benefits which were recorded as incurred and paid. In January 2004, the pending sale was consummated resulting in net cash proceeds of $2,073, of which $1,555 was used to pay down on the real estate term loan in accordance with provisions of the credit facility. Accordingly, this repayment is reflected in current portion of long-term debt as of December 31, 2003 (see Note 5) and the related property is included in other current assets in the accompanying balance sheet. No additional gain or loss was recorded at the time of the sale.

      During 2002, the Company recorded impairment and other related charges of $6,064 ($5,253 after tax or $0.30 per diluted share) in connection with the closing of six home manufacturing facilities. The charge included writedowns of $3,890 for property, plant and equipment, $22 for lease obligations and $2,152 for involuntary termination benefits for 989 employees. Payments of $1,484 (2003) and $682 (2002) were made against the reserve for lease obligations and involuntary termination benefits.

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

      Payments of $128 (2003), $166 (2002), $265 (2001), and $619 (2000) were made against the reserve for lease and other obligations established prior to 2001. At December 31, 2003 and 2002, reserves for lease and other obligations were $8 and $1,620, respectively.

3.    INSTALLMENT CONTRACTS RECEIVABLE

      CIS finances retail sales through the purchase of installment contracts primarily from a portion of the Company's dealer network, at fixed interest rates, in the ordinary course of business, and resells a majority of the loans to financial institutions under the terms of retail finance agreements. CIS enters into agreements to sell, without recourse (provided that the transferred loan was properly originated by the dealer and purchased by CIS), contracts in its portfolio that meet specified credit criteria. Under these agreements, CIS sold $35,953, $38,313, and $36,325 of contracts receivable and realized gains of $1,115, $1,391, and $1,640 for the years ended December 31, 2003, 2002, and 2001, respectively. Standard loan programs require minimum down payments, ranging from 5% to 20% of the purchase price of the home, on all installment contracts based on the creditworthiness of the borrower. CIS's portfolio consists of fixed rate contracts with interest rates generally ranging from 8.0% to 15.0% and from 9.0% to 15.0% at December 31, 2003 and 2002, respectively. The average original term of the portfolio was approximately 267 and 295 months at December 31, 2003 and 2002, respectively. For loans held in its portfolio, CIS requires the borrower to maintain adequate insurance on the home throughout the life of the contract. Contracts are secured by the home which is subject to repossession by CIS upon default by the borrower. At December 31, 2003, scheduled principal payments of installment contracts receivable (including expected sales of contracts receivable in 2004) are as follows:

                          Year Ending
                          December 31,
               -----------------------------------------
                             2004                                    $       2,238
                             2005                                               91
                             2006                                              102
                             2007                                              114
                             2008                                              127
                          Thereafter                                         7,442
                                                                      ------------
                      Total                                          $      10,114
                                                                      ============

      Activity in the allowance for credit losses on installment contracts was as follows:



                                                       2003             2002             2001
                                                   ------------     ------------     ------------

               Balance, beginning of year      $           859    $        829     $      1,180
               Provision for credit losses                 354             358              459
               Charge offs, net                           (183)           (328)            (810)
                                                   ------------     ------------      ------------
               Balance, end of year            $         1,030    $        859     $        829
                                                   ============     ============      ============

      At December 31, 2003 and 2002, the estimated fair value of installment contracts receivable was $10,338 and $11,467 respectively. These fair values were estimated using discounted cash flows and interest rates offered by CIS on similar contracts at such times.

4.    INVENTORIES

      Inventories consisted of the following:

                                                       2003            2002
                                                  -------------   -------------

                Raw materials                  $         7,791  $       12,006
                Work-in-process                          1,083           1,488
                Finished goods                           2,090           4,793
                                                  -------------   -------------
                Total inventory                $        10,964  $       18,287
                                                 =============   =============


      During 2003, 2002, and 2001, the Company purchased raw materials of approximately $14,580, $17,231, and $15,648 respectively, from joint ventures in which the Company owns a minority interest and from a company in which a stockholder and director of the Company is also a stockholder.

5.    CREDIT ARRANGEMENTS

      On August 6, 2003, the Company amended its credit facility (the "Credit Facility") with its primary bank, whose president is a director of the Company. The new Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000 which are cross-secured and cross-defaulted. The Company used the long-term portion of the new facility, together with $2,000 cash to repay the outstanding amount on the revolving line of credit. The maturity date for the revolving line of credit remains unchanged at April 2005. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2002, as noted in the following table.


                    Tangible Net Worth                     Credit Facility
                        ("TNW")                              Available
              ------------------------------     -------------------------------
                    Above $50,000                        30% of TNW
                    $50,000 - $38,000                    $15,000
                    $38,000 - $23,000                    $15,000 to zero (dollar
                                                           for dollar reduction)


      At December 31, 2003, $9,181 was available under the revolving line of credit of which no amount was outstanding. At December 31, 2002, $15,000 was outstanding under the prior revolving line of credit.

      The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.


                        Tangible Net Worth
                             ("TNW")                       Interest Rate
                  ---------------------------     -----------------------------
                        Above $77,000                   Prime less 0.50%
                        $77,000 - $65,000               Prime
                        $65,000 - $58,000               Prime plus 0.25%
                        $58,000 - $38,000               Prime plus 1.00%
                        Below $38,000                   Prime plus 2.00%


      The bank's prime rate at December 31, 2003 and 2002 was 4.00% and 4.25% respectively. The Company made payments to its lender in the amount of $698 (2003), $936 (2002) and $1,251 (2001) for interest, commitment, letter of credit and various bond related fees.

      The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $8,895 was outstanding at December 31, 2003. Interest on term notes is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years.

      The Credit Facility contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.25 to 1 commencing with the nine months ending December 31, 2003 (1.5 to 1 and 1.75 to 1 for the years ending December 31, 2004 and 2005), and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At December 31, 2003, the Company was in compliance with its debt covenants.

      The Company has amounts outstanding under seven Industrial Development Revenue Bond issues ("Bonds") which totaled $7,641 and $8,990 at December 31, 2003 and 2002, respectively. Four of the bond issues bear interest at variable rates ranging from 4.45% to 5.40% and mature at various dates through April 2009. One of the bond issues is payable in equal monthly installments and bears interest at 75% of the prime rate and matures in 2005. One of the bond issues is payable in equal quarterly principal payments with interest payable at 6.75% and matures in 2004. One of the bond issues is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 1.63% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of the Company's plant facilities and equipment.

      At December 31, 2003, principal repayment requirements on long-term debt are as follows:


                           Year Ending
                           December 31,
                  ------------------------------
                        2004                       $       3,447
                        2005                               1,549
                        2006                               1,628
                        2007                               1,709
                        2008                               1,346
                      Thereafter                           6,857
                                                     ------------
                               Total                      16,536
                  Less current portion                     3,447
                                                     ------------
                               Long-term debt      $      13,089
                                                     ============

      At December 31, 2003 and 2002, the estimated fair value of outstanding borrowings was $16,958 and $24,492. These estimates were determined using rates at which the Company believes it could have obtained similar borrowings at such times.

      Cash paid for interest during the years ended December 31, 2003, 2002, and 2001 was $1,165, $1,576, and $1,990 respectively.

6.    STOCKHOLDERS' EQUITY

      The Company has adopted a Stockholder Rights Plan with the terms and conditions of the plan set forth in a Rights Agreement dated October 23, 1996 between the Company and its Rights Agent. Pursuant to the plan, the Board of Directors of the Company declared a dividend of one Right (as defined in the Rights Agreement) for each share of the Company's outstanding common stock to stockholders of record on November 6, 1996. One right is also associated with each share of the Company's outstanding common stock issued after November 6, 1996, until the Rights become exercisable, are redeemed or expire. The Rights, when exercisable, entitle the holder to purchase a unit equal to 0.80 one-hundredth share of Series A Junior Participating Preferred Stock, par value $0.01, at a purchase price of $80 per unit. Upon certain events relating to the acquisition of, or right to acquire, beneficial ownership of 20% or more of the Company's outstanding common stock by a third party, or a change in control of the Company, the Rights entitle the holder to acquire, after the Rights are no longer redeemable by the Company, shares of common stock of the Company (or, in certain cases, securities of an acquiring person) for each Right held at a significant discount. The Rights will expire on November 6, 2006, unless redeemed earlier by the Company at $0.01 per Right under certain circumstances.

      Pursuant to a common stock repurchase program approved by the Company's Board of Directors, a total of 3,168,800 shares have been purchased at a cost of $24,842. The Company retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. At December 31, 2003, the Company has authority under the program to acquire up to 831,200 additional shares.

7.    INCENTIVE PLANS

      o The Company has a Key Employee Stock Incentive Plan (the "1996 Plan") which provides for the granting of both incentive and non-qualified stock options. Additionally, the 1996 Plan provides for stock appreciation rights and awards of both restricted stock and performance shares. Options are granted at prices and terms determined by the compensation committee of the Board of Directors. Options granted under the 1996 Plan are generally exercisable six months after the grant date and expire ten years from the date of grant. As of December 31, 2003, shares authorized for grant under this plan totaled 2,871,361 of which 891,935 shares were available to be granted.

      o The Company also has a Non-employee Director Plan under which 625,000 shares of the Company's common stock were reserved for grant to non-employee directors at fair market value on the date of such grant. Options are granted upon the director's initial election and automatically on an annual basis thereafter, up to a maximum of 125,000 shares. Options granted under the plan are generally exercisable six months after the grant date and expire ten years from the date of grant. As of December 31, 2003, 89,468 shares were available to be granted. Additionally, in January 2002, the Board of Directors of the Company granted to certain non-employee directors, who had received the maximum shares available under the Non-employee Director Plan, options to purchase 51,000 shares of the Company's common stock on substantially the same terms and conditions as options granted under the Non-employee Director Plan.

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

      o Effective December 31, 2002, the Company cancelled its Deferred Compensation and Flexible Option Plan (the "Deferred Plan") which provided for deferral of a portion of certain key employees' earnings plus a Company match. At December 31, 2002, the Company had recorded plan investments of $2,209 and a deferred compensation liability of $3,110. The unfunded liability was paid using unallocated cash. During the first quarter of 2003, all benefits were paid to plan participants.

      Compensation expense recorded in connection with these plans for the years ended December 31, 2003, 2002 and 2001 was not material.

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

      The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                      2003            2002             2001
                                                   ------------    ------------    -------------
            Dividend yield                               0.00%           0.00%            0.00%
            Expected volatility                         62.79%          59.46%           56.50%
            Risk free interest rate                      2.55%           4.56%            4.64%
            Expected lives                           5.0 years       6.6 years        5.6 years

      The pro forma disclosure, as required by SFAS No. 123 and SFAS No. 148, is presented in tabular format in Note 1.The effects of applying SFAS No. 123 in this pro forma disclosure may not be indicative of future amounts, and additional awards in future years are anticipated.

      With respect to options exercised, the income tax benefits resulting from compensation expense allowable under federal income tax regulations in excess of the expense (benefit) reflected in the Company's financial statements have been credited to additional paid-in capital. These benefits, which totaled $7 (2003), $6 (2002), and $0 (2001), represent a noncash financing transaction for purposes of the consolidated statements of cash flows.

      Information regarding all of the Company's stock option plans is summarized below:


                                                                                                     Weighted
                                                                                   Weighted          Average
                                                                      Shares       Average          Fair Value
                                                                                    Price          at Grant Date
                                                                     ----------   --------------   --------------

                OUTSTANDING AT JANUARY 1, 2001                       2,677,269           $ 9.40
                Granted at fair value                                  330,663             2.90           $ 1.58
                Exercised                                               (1,610)            0.55
                Cancelled                                             (218,233)           11.27
                                                                     ----------

                OUTSTANDING, DECEMBER 31, 2001                       2,788,089           $ 8.49
                Granted at fair value                                  665,354             3.22           $ 1.89
                Exercised                                               (5,293)            1.48
                Cancelled                                             (563,889)            5.90
                                                                     ----------

                OUTSTANDING, DECEMBER 31, 2002                       2,884,261           $ 7.79
                Granted at fair value                                   75,000             1.72           $ 0.94
                Exercised                                              (10,000)            1.39
                Cancelled                                             (474,674)            6.71
                                                                     ----------

                OUTSTANDING, DECEMBER 31, 2003                       2,474,587           $ 7.84
                                                                     ==========   ==============

                Options exercisable at December 31, 2003             2,474,587           $ 7.84
                                                                     ==========   ==============

                Options exercisable at December 31, 2002             2,884,261           $ 7.79
                                                                     ==========   ==============

                Options exercisable at December 31, 2001             2,494,114           $ 9.13
                                                                     ==========   ==============


      The following table summarizes information concerning stock options outstanding at December 31, 2003:


                                  Options Outstanding                        Options Exercisable
                     ----------------------------------------------    ---------------------------------

                                        Weighted
                                        Average         Weighted                             Weighted
                                       Remaining         Average                              Average
      Range of            Number      Contractual       Exercise            Number           Exercise
  Exercise Prices      Outstanding        Life            Price          Exercisable           Price

   $0.81 - $ 4.64           1,049,713         6.98   $        3.32            1,049,713   $        3.32
   $9.40 - $10.00             227,059         3.98            9.72              227,059            9.72
  $10.19 - $11.00             940,415         3.51           10.46              940,415           10.46
  $11.75 - $16.60             257,400         2.48           15.02              257,400           15.02
                     -----------------                                 -----------------

   $0.81 - $16.60           2,474,587         4.92   $        7.84            2,474,587   $        7.84
                     =================                 ============    =================    ============


8.    INCOME TAXES

      Provision (benefit) for income taxes consists of:


                                                                        2003        2002        2001
                                                                     ---------    ---------   ---------
          Current
             Federal                                               $     (672)   $  (10,166) $     (505)
             State                                                        154            20        (600)
                                                                      ---------   ---------   ---------
                                                                         (518)      (10,146)     (1,105)
          Deferred
             Federal                                               $        -    $   11,618  $      446
             State                                                          -         4,244          59
                                                                      ---------   ---------   ---------
                                                                            -        15,862         505
          Income taxes (benefit)                                         (518)        5,716        (600)
          Income tax benefit - change in accounting principle               -        (1,306)          -
                                                                      ---------   ---------    ---------
          Total                                                    $     (518)   $    4,410  $     (600)
                                                                      =========   =========    =========

      Effective March 9, 2002, the Jobs Creation and Workers' Assistance Act was passed which enabled the Company to carryback net operating losses five years instead of two years as under the previous law. Due to the change in law, the Company received refunds of $4,634 in 2002 and $6,425 in 2003. Both refunds were reflected in the current income tax provision and benefit related to the change in accounting principle for the year ended December 31, 2002. The Company received an additional refund of $309 in 2003.

      Total income tax provision (benefit) for 2003, 2002, and 2001, is different from the amount that would be computed by applying the expected federal income tax rate of 35% to income (loss) before income taxes. The reasons for this difference are as follows:


                                                                           2003       2002         2001
                                                                        ---------  ----------   ---------

Income tax (benefit) at expected federal income tax rate              $   (1,781)  $  (9,199) $   (5,117)
State income taxes, net of federal tax effect                                712       3,455        (178)
Valuation allowance                                                        1,968      11,672       4,310
Non-deductible operating expenses                                             24         212         385
Goodwill                                                                       -       4,210           -
Adjustments to prior years' tax provisions following IRS audit            (1,345)          -           -
Additional refunds attributable to law change                                (96)     (4,634)          -
                                                                        ---------  ----------   ---------

Total                                                                 $     (518)  $   5,716  $     (600)
                                                                        =========  ==========   =========


      The Company has a valuation allowance against net deferred income tax assets of $20,523 and $18,555 in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes for the years ended December 31, 2003 and 2002, respectively. Realization of the deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. Because the Company has operated at a loss in its three most recent calendar years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the standards of FAS No. 109 it is not appropriate to record income tax benefits in excess of anticipated refunds of taxes previously paid. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required.

      Deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. The approximate tax effects of temporary differences at December 31, 2003 and 2002 were as follows:


                                                                             2003                  2002
                                                                                Assets (Liabilities)
                                                                     ----------------------------------------
Current differences
     Warranty expense                                               $           5,100           $      5,247
     Inventory capitalization                                                     596                    695
     Allowance for losses on receivables                                          470                    390
     Accrued expenses                                                           3,435                  3,902
     Repurchase commitments                                                     1,192                  1,584
     Deferred gain                                                                  -                    187
                                                                    ------------------     ------------------
                                                                               10,793                 12,005
     Less valuation allowance                                                  10,100                 10,922
                                                                    ------------------     ------------------
Total                                                               $             693           $      1,083
                                                                    ==================     ==================

                                                                             2003                  2002
                                                                                Assets (Liabilities)
                                                                    -----------------------------------------
Non-current differences
     Depreciation and basis differential of acquired assets         $             912           $        809
     Net operating loss and other carryforwards                                 7,241                  4,616
     Goodwill                                                                     327                    363
     Other                                                                      1,250                    762
                                                                     ------------------     ------------------
                                                                                9,730                  6,550
     Less valuation allowance                                                  10,423                  7,633
                                                                     ------------------     ------------------
Total                                                               $            (693)         $      (1,083)
                                                                     ==================     ==================


      At December 31, 2003, the Company had federal and state net operating loss carryforwards of $9,077 and $80,321 respectively. The net operating loss carryforwards will expire as follows:


                                                                            Federal                 State
     2010                                                           $             848          $           -
     2018                                                                           -                    367
     2019                                                                           -                    533
     2020                                                                           -                 36,222
     2021                                                                           -                 11,085
     2022                                                                           -                 17,893
     2023                                                                       8,229                 14,221

      The Company believes that the outcome of an examination of its federal income tax returns for the calendar years ended 1998 through 2002 will not have a material adverse effect on the Company's consolidated financial condition, results of operations or cash flows and based on preliminary examination results, has adjusted its prior years' tax provision for a benefit of $579.

      Net cash paid (received) for income taxes for the years ended December 31, 2003, 2002, and 2001 was $(6,645), $(4,820), and $(17,057), respectively.

9.    EMPLOYEE BENEFIT PLANS

      The Company has self-funded group medical plans which are administered by third party administrators. The medical plans have reinsurance coverage limiting liability for any individual employee loss to a maximum of $100, with an aggregate limit of losses in any one year based on the number of covered employees. Incurred claims identified under the Company's incident reporting system and incurred but not reported claims are funded or accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries. The Company has established self-insurance trust funds for payment of claims and makes deposits to the trust funds in amounts determined by consulting actuaries. The cost of these plans to the Company was $2,901, $4,771, and $4,331, for years ended December 31, 2003, 2002, and 2001, respectively.

      The Company sponsors an employee 401(k) retirement plan covering all employees who meet participation requirements. Employee contributions are limited to a percentage of compensation as defined in the plan. The amount of the Company's matching contribution is discretionary as determined by the Board of Directors. Company contributions amounted to $422, $546, and $591, for the years ended December 31, 2003, 2002, and 2001, respectively.

10.   COMMITMENTS AND CONTINGENCIES

      Operating Leases:

      One of the Company's manufacturing facilities was leased under an operating lease agreement with a company partially owned by certain directors of the Company. This related party lease contained a purchase option that was exercised in 2001 for $1,125 using proceeds from an industrial development bond issue.

      Additionally, the Company is obligated under various operating lease agreements with varying monthly payments and expiration dates through March 2006. Total rent expense under operating leases was $278, $481, and $560, for the years ended December 31, 2003, 2002, and 2001, respectively, including rents paid to related parties of $0 (2003), $0 (2002), and $36
      (2001).

      Future minimum rents payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2003 are not significant.


      Contingent Liabilities and Other:

      a. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally
            12 - 24 months) and the risk of loss is further reduced by the resale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $81,000 at December 31, 2003. The Company has a reserve for repurchase commitments of $3,070 (2003) and $4,000
            (2002) based on prior experience and market conditions. Activity in the reserve for repurchase commitments was as follows:


                                                                            2003         2002         2001
                                                                          ----------   ----------   ----------

               Balance, beginning of year                                 $    4,000   $    3,200   $    4,100
               Provision for losses on inventory repurchases, net               (181)       2,347        1,848
               Recoveries (payments), net                                       (749)      (1,547)      (2,748)
                                                                          ----------   ----------   ----------
               Balance, end of year                                       $    3,070   $    4,000   $    3,200
                                                                          ==========   ==========   ==========


      b. Under the insurance plans described in Note 1, the Company was contingently liable at December 31, 2003 for future retrospective premium adjustments up to a maximum of approximately $19,057 in the event that additional losses are reported related to prior years.

      c. The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Anticipated legal fees associated with these lawsuits are accrued at the time such cases are identified. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company. However, the potential exists for unanticipated material adverse judgments against the Company. The Company used the services of a law firm in which a partner is also a director of the Company. The Company paid legal fees to this firm of $378 (2003), $191 (2002), and $176 (2001). In addition, the law firm received, from the proceeds of the settlement of a Company insurance claim, an indirect legal fee payment of $562 in 2002.

      d. The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At December 31, 2003, $3,167 of debt was outstanding under the guarantees, of which the Company had guaranteed $1,267.

      e. The Company has provided letters of credit totaling $5,819 as of December 31, 2003 to providers of certain of its insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The Company has recorded insurance expense based on anticipated losses related to these policies.

11.   SEGMENT INFORMATION

      The Company's reportable segments are organized around products and services. Through its Home manufacturing segment, the Company's five divisions (seven home manufacturing plants), which are aggregated for reporting purposes, design and manufacture homes which are sold in the United States to a network of dealers which includes Company-owned retail locations. Through its Financial services segment, the Company primarily offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's Retail segment is comprised of company-owned retail lots that derive their revenues from home sales to individuals. Included in the "other" category are supply companies who primarily sell their products outside of the Company. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expenses) or income tax provision (benefit).


                                                                   2003              2002              2001
                                                           ---------------   ---------------   ---------------
Gross revenue:
  Home manufacturing                                     $        242,338  $        381,545  $        351,731
  Financial services                                                2,673             2,690             3,088
  Retail                                                            7,948             7,908             6,968
  Other                                                                 -             1,274             6,291
                                                           ---------------   ---------------   ---------------
       Gross revenue                                      $        252,959  $        393,417  $        368,078
                                                           ===============   ===============   ===============
Intersegment revenue:
  Home manufacturing                                     $          5,123  $          6,160  $          4,196
  Financial services                                                    -                 -                 -
  Retail                                                                -                 -                 -
  Other                                                                 -                 -                11
                                                           ---------------   ---------------   ---------------
      Intersegment revenue                               $          5,123  $          6,160  $          4,207
                                                           ===============   ===============   ===============
Revenue from external customers:
  Home manufacturing                                     $        237,215  $        375,385  $        347,535
  Financial services                                                2,673             2,690             3,088
  Retail                                                            7,948             7,908             6,968
  Other                                                                 -             1,274             6,280
                                                           ---------------   ---------------   ---------------
      Total revenue                                      $        247,836  $        387,257  $        363,871
                                                           ===============   ===============   ===============
Operating profit (loss):
  Home manufacturing                                    $          (1,124) $         (8,061) $         (4,934)
  Financial services                                                  537               (22)              211
  Retail                                                              (41)             (222)              (31)
  Other                                                                 -              (140)             (733)
  Elimination                                                         295               (45)              (64)
                                                           ---------------   ---------------   ---------------
  Segment operating loss                                             (333)           (8,490)           (5,551)
  General corporate                                                (4,439)           (5,930)           (7,572)
                                                           ---------------   ---------------   ---------------
      Operating loss                                    $          (4,772) $        (14,420) $        (13,123)
                                                           ===============   ===============   ===============
Depreciation and amortization:
  Home manufacturing                                    $           3,651  $          5,178  $          6,764
  Financial services                                                   39                63               118
  Retail                                                               59                41                24
  Other                                                                 -                 2               126
                                                           ---------------   ---------------   ---------------
  Segment depreciation and amortization                             3,749             5,284             7,032
  General corporate                                                   839             1,002             1,142
                                                           ---------------   ---------------   ---------------
      Total depreciation and amortization               $           4,588  $          6,286  $          8,174
                                                           ===============   ===============   ===============
Capital expenditures:
  Home manufacturing                                    $             289  $          1,866  $          3,420
  Financial services                                                    8               107                20
  Retail                                                                -                 -                 -
  Other                                                                 -                 2                28
                                                           ---------------   ---------------   ---------------
  Segment capital expenditures                                        297             1,975             3,468
  General corporate                                                    30                87                28
                                                           ---------------   ---------------   ---------------
      Total capital expenditures                        $             327  $          2,062  $          3,496
                                                           ===============   ===============   ===============
Identifiable assets:
  Home manufacturing                                    $          62,311  $         80,633
  Financial services                                               13,364            12,497
  Retail                                                            2,987             6,458
  Other                                                                 -                21
                                                           ---------------   ---------------
  Segment assets                                                   78,662            99,609
  General corporate                                                19,871            30,462
                                                           ---------------   ---------------
      Total assets                                      $          98,533  $        130,071
                                                           ===============   ===============


      The Financial services segment's operating profit includes net interest income of $1,136, $981, and $1,197, and gains from the sale of installment contracts of $1,115, $1,391, and $1,640, for the years ended December 31, 2003, 2002, and 2001, respectively.

      Identifiable assets for the General corporate category include $2,595, $2,359, and $2,017, of investment in equity method investees at December 31, 2003, 2002, and 2001, respectively. General corporate operating income includes equity in the net income (loss) of investees accounted for by the equity method of $369, $384, and $(485), for the years ended December 31, 2003, 2002, and 2001, respectively.

                                     CAVALIER HOMES INC. AND SUBSIDIARIES
                               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                            For the Years Ended December 31, 2003, 2002 and 2001
                                          (Dollars in Thousands)


                                                                      Additions
                                                     Balance at       Charged to                       Balance at
                                                    Beginning of      Costs and                          End of
                                                        Year           Expenses       Deductions          Year
                                                    --------------  ---------------  --------------   --------------
Allowance for losses on Accounts
   Receivable:
       Year Ended December 31, 2003              $            145                -             (43)$            102
                                                    ==============  ===============  ==============   ==============
       Year Ended December 31, 2002              $            625               44            (524)$            145
                                                    ==============  ===============  ==============   ==============
       Year Ended December 31, 2001              $            346              343             (64)$            625
                                                    ==============  ===============  ==============   ==============
Allowance for credit losses:
       Year Ended December 31, 2003              $            859              354            (183)$          1,030
                                                    ==============  ===============  ==============   ==============
       Year Ended December 31, 2002              $            829              358            (328)$            859
                                                    ==============  ===============  ==============   ==============
       Year Ended December 31, 2001              $          1,180              459            (810)$            829
                                                    ==============  ===============  ==============   ==============
Accumulated amortization of goodwill:
       Year Ended December 31, 2003              $              -                -               - $              -
                                                    ==============  ===============  ==============   ==============
       Year Ended December 31, 2002              $          6,968                -          (6,968)$              -
                                                    ==============  ===============  ==============   ==============
       Year Ended December 31, 2001              $          5,990              978               - $          6,968
                                                    ==============  ===============  ==============   ==============
Warranty reserve:
       Year Ended December 31, 2003              $         15,000           21,194         (22,719)$         13,475
                                                    ==============  ===============  ==============   ==============
       Year Ended December 31, 2002              $         11,700           27,765         (24,465)$         15,000
                                                    ==============  ===============  ==============   ==============
       Year Ended December 31, 2001              $         11,800           21,819         (21,919)$         11,700
                                                    ==============  ===============  ==============   ==============
Reserve for repurchase commitments:
       Year Ended December 31, 2003              $          4,000             (181)           (749)$          3,070
                                                    ==============  ===============  ==============   ==============
       Year Ended December 31, 2002              $          3,200            2,347          (1,547)$          4,000
                                                    ==============  ===============  ==============   ==============
       Year Ended December 31, 2001              $          4,100            1,848          (2,748)$          3,200
                                                    ==============  ===============  ==============   ==============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's President/Chief Executive Officer and its Chief Financial Officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 (c) and 15d-14 (c)), within 90 days of the filing of this report, and have determined such disclosure controls and procedures to be effective in alerting them to material information relating to the Company that may be required to be included in the Company's periodic filings.

Changes in Internal Controls
Since the date of the review, there have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

For a description of the directors and executive officers of the Company, see "Election of Directors," "Executive Officers and Principal Stockholders," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2004, which are incorporated herein by reference.

For disclosure regarding the Company's Code of Ethics, see "Corporate Governance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held May 19, 2004, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For a description of the Company's executive compensation, see "Election of Directors," "Executive Officers and Principal Stockholders," "Executive Compensation" (other than the "Report of the Compensation Committee on Executive Compensation" and the "Performance Graph"), "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2004, which are incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

For a description of the security ownership of management and certain beneficial owners, see "Executive Officers and Principal Stockholders" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2004, which are incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of certain relationships and related transactions of the Company, see "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2004, which are incorporated herein by reference.

ITEM 14 .         PRINCIPAL ACCOUNTING FEES AND SERVICES

For a description of principal accounting fees and services, see "Fee Disclosure" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 19, 2004, which are incorporated herein by reference.

                                     PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The financial statements contained in this report and the page on which they may be found are as follows:

         Financial Statement Description                                                Form 10-K Page No.
         -------------------------------                                                ------------------
         Independent Auditors' Report                                                                  34
         Consolidated Balance Sheets as of December 31, 2003 and 2002                                  35
         Consolidated Statements of Operations for the years ended December 31, 2003,                  37
                           2002 and 2001
         Consolidated Statements of Stockholders' Equity for the years ended                           38
                           December 31, 2003, 2002 and 2001
         Consolidated Statements of Cash Flows for the years ended December 31,                        39
                           2003, 2002 and 2001

         Notes to Consolidated Financial Statements                                                    40

         2. The financial statement schedule required to be filed with this report and the pages on which it may be found is as follows:
         No.      Schedule Description                            Form 10-K Page
         ---      --------------------                            --------------
           II     Valuation and Qualifying Accounts               56

         3. The exhibits required to be filed with this report are listed below. The Company will furnish upon request any of the exhibits listed upon the receipt of$15.00 per exhibit, plus $.50 per page, to cover the cost to the Company of providing the exhibit.

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

         * (c) The Amended and Restated By-laws of the Company, filed as Exhibit 3(b) to the Company's registration of securities on Form 8A/A filed on March 3, 2004.

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

         * (d) Lease Agreement dated March 1, 1997, between the City of Winfield and Buccaneer Homes, a division of Cavalier Manufacturing, Inc., filed as Exhibit 10(aa) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         * (e) Lease Agreement between the Industrial Development Board of the Town of Addison and Jerry F. Wilson, Robert Lowell Burdick and John W Lowe, dated as of June 1, 1984, filed as Exhibit 10(j) to the Company's Registration Statement on Form S-1, Registration No. 33-3525, dated February 21, 1986.

         * (f) Assignment and Assumption Agreement by and among the Estate of Jerry F. Wilson, Robert Lowell Burdick, John W Lowe, Cavalier Manufacturing, Inc. and Cavalier Real Estate Co., Inc., dated January 13, 1999, regarding the lease of the manufacturing facility located in Addison, Alabama, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         * (g) Lease Agreement between the Industrial Development Board of the Town of Addison and the Winston County Industrial Development Association, dated as of February 1, 1994, regarding the lease of the manufacturing facility located in Addison, Alabama, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         * (h) Assignment and Assumption Agreement by and among Winston County Industrial Development Association, Cavalier Manufacturing, Inc. and Cavalier Real Estate Co., Inc. dated January 13, 1999, regarding the lease of the manufacturing facility located in Addison Alabama, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

         * (i) Lease Agreement between The Industrial Development Board of the Town of Addison and Cavalier Homes of Alabama, a division of Cavalier Manufacturing, Inc., dated November 1, 1997, filed as Exhibit 10(yy) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         * (j) Lease Agreement dated April 1, 1999, between Crisp County-Cordele Industrial Development Authority and Cavalier Industries, Inc. regarding the lease of the manufacturing facility located in Cordele, Georgia, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         * (k) Lease Agreement dated March 1, 2001, between the Industrial Development Board of the City of Hamilton and Quality Housing Supply, LLC regarding the lease of the component manufacturing facility located in Hamilton, Alabama, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

         * (l) Lease Agreement dated March 1, 1995, between the Industrial Development Board of the City of Haleyville, Alabama and Wheel House Properties, Inc., as assigned to and assumed by Star Industries, Inc. on January 11, 1996, and as further assigned to and assumed by Cavalier Manufacturing, Inc. in December 1996, filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         * (m) Amended and Restated Revolving and Term Loan Agreement, dated as of March 31, 2000, by and among the Company, First Commercial Bank and certain subsidiaries of the Company, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

         * (n) First Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of September 29, 2000, between the Company and First Commercial Bank, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

         * (o) Second Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of May 4, 2001, between the Company and First Commercial Bank, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

         * (p) Second Modification to Amended and Restated Revolving Note, dated as of June 21, 2002, between the Company and First Commercial Bank, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

         * (q) Third Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of June 21, 2002, between the Company and First Commercial Bank, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

         * (r) Third Modification to Amended and Restated Revolving Note, dated as of October 25, 2002, between the Company and First Commercial Bank, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.

         * (s) Fourth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of October 25, 2002, between the Company and First Commercial Bank, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.

         * (t) Fourth Modification to Amended and Restated Revolving Note, dated as of August 6, 2003, between the Company and First Commercial Bank, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

         * (u) Fifth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of August 6, 2003, between the Company and First Commercial Bank, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

         * (v) Real Estate Note, dated as of August 6, 2003, between the Company and First Commercial Bank, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

         * (w) Guaranty Agreement, dated as of August 6, 2003, between the Company and First Commercial Bank, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

         * (x) Amended and Restated Real Estate Note, dated as of September 26, 2003, between the Company and First Commercial Bank, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

         * (y) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc. dated July 15, 1997, relating to guaranty of payments by Lamraft, LP filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 26, 1997.

         * (z) Amendment to the Limited Credit Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., executed as of March 24, 1999, relating to guaranty of payments by Lamraft, LP filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended April 2, 1999.

         * (aa) Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., dated as of September 1, 1999, relating to guaranty of payments by Lamraft, LP, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended October 1, 1999.

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

         * (dd) Continuing Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., dated March 31, 2000, relating to guaranty of payments of Cavalier Acceptance Corporation, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

         * (ee) Release of Guarantor and Amendment to Guaranty Agreements among First Commercial Bank, Patriot Homes, Inc., Cavalier Homes, Inc., Southern Energy Homes, Inc. and Lee Roy Jordan, dated as of December 31, 1999, filed as Exhibit 10(hh) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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

         * ** (uu) Belmont Homes, Inc. 1994 Incentive Stock Plan, filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

         * ** (vv) Belmont Homes, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors, filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

         * ** (ww) Form of Stock Option Agreement between the Company and Thomas
         A. Broughton, III, dated January 29, 2002, filed as Exhibit 4(e) to the Company's Registration Statement on Form S-8, Registration No. 333-90652.

         * ** (xx) Form of Stock Option Agreement between the Company and Lee Roy Jordan, dated January 29, 2002, filed as Exhibit 4(f) to the Company's Registration Statement on Form S-8, Registration No. 333-90652.

         * ** (yy) Form of Stock Option Agreement between the Company and John W Lowe, dated January 29, 2002, filed as Exhibit 4(g) to the Company's Registration Statement on Form S-8, Registration No. 333-90652.

         * (zz) Form of Indemnification Agreement between Belmont Homes, Inc. and the Directors and Executive Officers of Belmont Homes, Inc., filed as Exhibit 10.2 to Belmont Homes, Inc. Current Report on Form 8-K filed on September 8, 1997.

         * (aaa) Form of Indemnification Agreement by and between Cavalier Homes, Inc. and each member of its Board of Directors, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

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

(b)Reports on Form 8-K
              (a) The Company filed a Current Report on Form 8-K on October 31, 2003, with respect to a press release clarifying comments made on its third quarter conference call about its plan to reestablish compliance with the New York Stock Exchange's continued listing standards.
              (b) The Company filed a Current Report on Form 8-K on October 30, 2003, with respect to a press release announcing its financial results for the quarter ended September 27, 2003.

              SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   CAVALIER HOMES, INC.
                                   --------------------
                                   Registrant

                                   By: /s/ DAVID A. ROBERSON
                                   -------------------------
                                   Its President

                                   Date: March 30, 2004


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                       Title                             Date

/s/ DAVID A. ROBERSON         Director and Principal Executive    March 30, 2004
--------------------------    Officer

/s/ BARRY DONNELL             Chairman of the Board and Director  March 30, 2004
--------------------------

/s/ THOMAS A. BROUGHTON, III  Director                            March 30, 2004
--------------------------

/s/ JOHN W LOWE               Director                            March 30, 2004
 -------------------------

/s/ LEE ROY JORDAN            Director                            March 30, 2004
--------------------------

/s/ J. DON WILLIAMS           Director                            March 30, 2004
--------------------------

/s/ A. DOUGLAS JUMPER, SR.    Director                            March 30, 2004
--------------------------

/s/ NORMAN W. GAYLE, III      Director                            March 30, 2004
--------------------------

/s/ JOHN W. ALLISON           Director                            March 30, 2004
--------------------------

/s/ BOBBY TESNEY              Director                            March 30, 2004
--------------------------

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

Date: March 30, 2004

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

Date: March 30, 2004

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

     (a)  Certificate by Chief Executive Officer

     (b)  Certificate by Chief Financial Officer



                                                Exhibit 11
                                 Statement re: Computation of Per Share Earnings

                                    CAVALIER HOMES, INC. AND SUBSIDIARIES
                               COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE
                                 (dollars in thousands except per share amounts)

                                                                        For the Year Ended December 31,
                                                         --------------------------------------------------------------
                                                               2003                  2002                  2001
                                                         ------------------    ------------------    ------------------
 BASIC & DILUTED
      Net loss                                         $            (4,570) $            (34,670) $            (14,018)
                                                         ==================    ==================    ==================
 SHARES:

   Weighted average common shares
      outstanding (basic)                                       17,666,192            17,664,901            17,580,499

   Dilutive effect of stock options
     and warrants                                                        -                     -                     -
                                                         ------------------    ------------------    ------------------
   Weighted average common shares
     outstanding, assuming dilution (diluted)                   17,666,192            17,664,901            17,580,499
                                                         ==================    ==================    ==================



 Basic net loss per share                              $             (0.26) $              (1.96) $              (0.80)
                                                         ==================    ==================    ==================

 Diluted net loss per share                            $             (0.26) $              (1.96) $              (0.80)
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







INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statements Nos. 33-20842, 33-20859, 33-86232, 33-86236, 333-06371, 333-19833, 333-45255,
333-57743 and 333-90652 of Cavalier Homes, Inc. on Form S-8, and to the incorporation by reference in Registration Statements Nos. 33-62487 (as amended), 333-18213 (as amended), 333-00607 (as amended), 333-48111 (as amended)
and 333-64925 (as amended) of Cavalier Homes, Inc. on Form S-3 of our report dated March 11, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the Company's change in its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, and adoption of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities) appearing in this Annual Report on Form 10-K of Cavalier Homes, Inc. for the year ended December 31, 2003.

/s/ Deloitte & Touche LLP


Birmingham, Alabama
March 25, 2004

                                  EXHIBIT 99(a)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. ("Company") Annual Report on Form 10-K for the period ended December 31, 2003 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    March 30, 2004           By:   /s/ David A. Roberson
                                     -------------------------------------------
                                  David A. Roberson
                                  Chief Executive Officer

                                  EXHIBIT 99(b)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Cavalier Homes, Inc. ("Company") Annual Report on Form 10-K for the period ended December 31, 2003 ("Report"), the undersigned certifies that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    March 30, 2004           By:   /s/ Michael R. Murphy
                                     -------------------------------------------
                                  Michael R. Murphy
                                  Chief Financial Officer