Form 10-Q
period 2004-03-27
CAVALIER HOMES INC
filed 2004-05-04
CIK 789863

UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                   FORM 10-Q
                                   ---------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 27, 2004


                                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ____________________to ________________


                          Commission File Number 1-9792

                              Cavalier Homes, Inc.
                              --------------------
              (Exact name of Registrant as specified in its charter)


         Delaware                                             63-0949734
-------------------------------                              ------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                                       Outstanding at May 4, 2004
----------------------------                          --------------------------
Common Stock, $.10 Par Value                              17,872,287 Shares



                              CAVALIER HOMES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Unaudited - dollars in thousands except per share amounts)
                                                                          March 27,     December 31,
 ASSETS                                                                     2004            2003
                                                                          --------      ------------
 CURRENT ASSETS:
      Cash and cash equivalents                                           $20,377      $    32,393
      Accounts receivable, less allowance for losses of
        $86 (2004) and $102 (2003)                                         10,371            1,939
      Notes and installment contracts receivable - current                  2,411            2,238
      Inventories                                                          15,055           10,964
      Deferred income taxes                                                   693              693
      Other current assets                                                    788            2,879
                                                                         --------      -----------
             Total current assets                                          49,695           51,106
                                                                         --------      -----------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                       36,349           37,192
                                                                         --------      -----------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,052 (2004) and $1,030 (2003)         6,695            6,846
                                                                         --------      -----------
 OTHER ASSETS                                                               3,384            3,389
                                                                         --------      -----------
 TOTAL                                                                    $96,123      $    98,533
                                                                         ========      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                   $ 1,830      $     3,447
      Accounts payable                                                      6,340            3,844
      Amounts payable under dealer incentive programs                       4,345            5,828
      Accrued compensation and related withholdings                         2,983            2,664
      Accrued insurance                                                     6,683            6,385
      Estimated warranties                                                 13,000           13,475
      Reserve for repurchase commitments                                    2,900            3,070
      Other accrued expenses                                                4,430            4,580
                                                                         --------      -----------
           Total current liabilities                                       42,511           43,293
                                                                         --------      -----------
 DEFERRED INCOME TAXES                                                        693              693
                                                                         --------      -----------
 LONG-TERM DEBT                                                            12,740           13,089
                                                                         --------      -----------
 OTHER LONG-TERM LIABILITIES                                                  471              471
                                                                         --------      -----------

 COMMITMENTS AND CONTINGENCIES (NOTE 8)

 STOCKHOLDERS' EQUITY:
      Series A Junior Participating Preferred Stock, $0.01 par value;
        200,000 shares authorized, none issued                                 -            -
      Preferred Stock, $0.01 par value; 300,000 shares authorized,
        none issued                                                            -            -
     Common stock, $0.10 par value; 50,000,000 shares authorized,
        18,869,810 (2004) and 18,692,944 (2003) shares issued               1,887            1,869
      Additional paid-in capital                                           56,537           55,952
      Accumulated deficit                                                 (14,615)         (12,733)
      Treasury stock, at cost; 1,017,300 (2004 and 2003) shares            (4,101)          (4,101)
                                                                          --------      -----------
          Total stockholders' equity                                       39,708           40,987
                                                                          --------      -----------
 TOTAL                                                                    $96,123       $   98,533
                                                                          ========      ===========

                       See notes to condensed consolidated financial statements.

                               CAVALIER HOMES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (Unaudited - dollars in thousands except per share amounts)
                                                                             Quarter Ended
                                                                        --------------------------

                                                                        March 27,        March 29,
                                                                          2004              2003
                                                                        --------         ---------
 REVENUE                                                               $ 44,254         $  59,211

 COST OF SALES                                                           36,662            52,376

 SELLING, GENERAL AND ADMINISTRATIVE                                      9,377            12,817
                                                                        --------         ---------

 OPERATING LOSS                                                          (1,785)           (5,982)

 OTHER INCOME (EXPENSE):
     Interest expense                                                      (278)             (283)
     Other, net                                                             181                83
                                                                        --------         ---------
                                                                            (97)             (200)
                                                                        --------         ---------
 LOSS BEFORE INCOME TAXES                                                (1,882)           (6,182)

 INCOME TAX  PROVISION (BENEFIT)                                              -                 -
                                                                        --------         ---------
 NET LOSS                                                              $ (1,882)        $  (6,182)
                                                                        ========         =========

 BASIC AND DILUTED LOSS PER SHARE:

  NET LOSS                                                             $  (0.11)        $   (0.35)
                                                                        ========         =========

 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                         17,701,299        17,665,644
                                                                     ===========       ===========

 WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                       17,701,299        17,665,644
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


                                         CAVALIER HOMES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited - in thousands)

                                                                                                Quarter Ended
                                                                                           ------------------------

                                                                                            March 27,     March 29,
                                                                                              2004          2003
                                                                                           ----------     ---------
 OPERATING ACTIVITIES:
   Net loss                                                                                $  (1,882)    $  (6,182)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                             912         1,304
        Provision for credit and accounts receivable losses                                        8           342
        Gain on sale of installment contracts                                                   (196)         (268)
        Loss (gain) on sale of property, plant and equipment                                      16          (546)
        Other, net                                                                              (122)          (18)
        Changes in assets and liabilities:
             Accounts receivable                                                              (8,423)       (9,799)
             Inventories                                                                      (4,091)        2,014
             Income taxes                                                                        (82)        5,738
             Accounts payable                                                                  2,496         1,756
             Other assets and liabilities                                                        502        (3,576)
                                                                                           ----------     ---------
        Net cash used in operating activities                                                (10,862)       (9,235)
                                                                                           ----------     ---------
 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                                      3         1,941
   Capital expenditures                                                                          (88)         (119)
   Originations of notes and installment contracts                                            (7,245)       (9,212)
   Proceeds from sale of installment contracts                                                 6,868         9,753
   Principal collected on notes and installment contracts                                        479           322
   Other investing activities                                                                    192           128
                                                                                           ----------     ---------
        Net cash provided by investing activities                                                209         2,813
                                                                                           ----------     ---------
 FINANCING ACTIVITIES:
   Payments on long-term debt                                                                 (1,966)         (302)
   Proceeds from exercise of stock options                                                       603             -
                                                                                           ----------     ---------
        Net cash used in financing activities                                                 (1,363)         (302)
                                                                                           ----------     ---------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (12,016)       (6,724)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               32,393        34,939
                                                                                           ----------     ---------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $  20,377     $  28,215
                                                                                           ==========     =========
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                                              $  184     $     184
        Income taxes                                                                          $   82     $  (6,334)

                       See notes to condensed consolidated financial statements.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
          (Unaudited - dollars in thousands except per share amounts)

1. BASIS OF PRESENTATION
   o The accompanying condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of March 27, 2004, and the results of its operations for the quarters ended March 27, 2004 and March 29, 2003, and the results of its cash flows for the quarters ended March 27, 2004 and March 29, 2003. All such adjustments are of a normal, recurring nature.

   o The results of operations for the quarter ended March 27, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K.

   o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding - basic or weighted average shares outstanding - diluted as detailed below:


                                                                                      Quarter Ended
                                                                                --------------------------
                                                                                 March 27,      March 29,
                                                                                   2004           2003
                                                                                ----------      ----------

                Weighted average common shares outstanding-basic                17,701,299      17,665,644

                Dilutive effect if stock options were exercised                          -               -
                                                                                ----------      ----------
                Weighted average common shares outstanding-diluted              17,701,299      17,665,644
                                                                                ==========      ==========

         All options and warrants that would have an antidilutive effect on net income (loss) per share were excluded in the computation of diluted net income (loss) per share. The maximum antidilutive options and warrants for the quarter ended March 27, 2004 and March 29, 2003, were 2,461,529 and 2,949,147, respectively.

   o The Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Accordingly, no compensation expense has been recognized for these plans except where the exercise price was less than fair value on the date of grant. The Company has granted no such options. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would approximate the pro forma amounts below.

                                                                           Quarter Ended
                                                                           -------------
                                                                    March 27,          March 29,
                                                                      2004               2003
                                                                --------------     --------------
Net loss, as reported                                           $    (1,882)       $     (6,182)
Less:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                            (20)                 (7)
                                                                --------------     --------------
  Pro forma                                                     $    (1,902)       $     (6,189)
                                                                ==============     ==============

Basic and diluted loss per share:
  As reported                                                 $       (0.11)       $     (0.35)
  Pro forma                                                   $       (0.11)       $     (0.35)

         The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                           Quarter Ended
                                                                ------------------------------------
                                                                     March 27,         March 29,
                                                                       2004               2003
                                                                ----------------   -----------------
                Dividend yield                                             0.00%            0.00%
                Expected volatility                                       62.51%           62.19%
                Risk free interest rate                                    3.52%            3.18%
                Expected lives                                         5.0 years        5.0 years

   o Certain amounts from the prior period have been reclassified to conform to the 2004 presentation.

2. RECENT ACCOUNTING PRONOUNCEMENTS
   In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities (also formerly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities--an interpretation of ARB 51 (revised December 2003) ("FIN 46R"), which includes significant amendments to previously issued FIN 46. Adoption of FIN 46R is required for financial statements issued after March 15, 2004. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

3. INVENTORIES
   Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at March 27, 2004 and December 31, 2003 were as follows:

                                                        March 27,       December 31,
                                                          2004              2003
                                                     --------------    --------------

                Raw materials                        $       8,689     $      7,791
                Work-in-process                              1,178            1,083
                Finished goods                               5,188            2,090
                                                     --------------    --------------
                Total inventory                      $      15,055     $     10,964
                                                     ==============    ==============

4. IMPAIRMENT AND OTHER RELATED CHARGES
   For any exit or disposal activities initiated after December 31, 2002, the Company has adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which requires the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. During 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides that a long-lived asset or asset group that is to be sold shall be classified as "held for sale" if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. The Company has idle assets of $11,575 (2004) and $13,901 (2003) recorded at estimated fair values which are comprised primarily of closed home manufacturing facilities which the Company is attempting to sell. With the exception of a home manufacturing facility sold in January 2004, management does not have evidence that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144 such assets are classified as "held and used" and depreciation has continued on these assets.

5. INCOME TAXES
   During the first quarter of 2004 and 2003, the Company did not record any tax benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carry-forward items under the provisions of SFAS No. 109 Accounting for Income Taxes. Due to the Jobs Creation and Workers' Assistance Act that was passed in March 2002, which allowed companies to carry back net operating losses (through 2002) five years instead of two, as provided under the previous rules, the Company received an income tax refund in March of 2003 in the amount of $6,425.

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

                                                                              Quarter Ended
                                                                  --------------------------------------
                                                                      March 27,            March 29,
                                                                        2004                 2003
                                                                  -----------------    -----------------
                Balance, beginning of period                      $     13,475         $     15,000
                Warranty expense, net                                    3,357                6,806
                Payments                                                (3,832)              (6,906)
                                                                  -----------------    -----------------
                Balance, end of period                            $     13,000         $     14,900
                                                                  =================    =================

7. CREDIT ARRANGEMENTS
   On August 6, 2003, the Company amended its credit facility (the "Credit Facility") with its primary bank, whose chairman is a director of the Company. The new Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000 which are cross-secured and cross-defaulted. The Company used the long-term portion of the new facility, together with $2,000 cash, to repay the outstanding amount on the revolving line of credit. The maturity date for the revolving line of credit remains unchanged at April 2005. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2002, as noted in the following table.

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
                $38,000 - $23,000             $15,000 to zero (dollar
                                              for dollar reduction)

   At March 27, 2004 $8,891 was available under the revolving line of credit, of which no amount was outstanding.

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

   The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $7,241 and $8,895 was outstanding at March 27, 2004 and December 31, 2003 respectively. Interest on term notes is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

   The Credit Facility contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.25 to 1 commencing with the nine months ending December 31, 2003 (1.5 to 1 and 1.75 to 1 for the years ending December 31, 2004 and 2005), and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At March 27, 2004, the Company was in compliance with its debt covenants.

8. COMMITMENTS AND CONTINGENCIES
   o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 12 to 24 months) and the risk of loss is further reduced by the resale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $77,000 at March 27, 2004. The Company has a reserve for estimated repurchase commitments based on prior experience and market conditions. Activity in the reserve for repurchase commitments was as follows:

                                                                                Quarter Ended
                                                                  ______________________________________
                                                                      March 27,            March 29,
                                                                        2004                 2003
                                                                  -----------------    -----------------
Balance, beginning of period                                      $        3,070       $        4,000
Provision for losses on inventory repurchases, net                           (16)                 307
Payments                                                                    (154)                (557)
                                                                  -----------------    -----------------
Balance, end of period                                            $        2,900       $        3,750
                                                                  =================    =================


   o The Company's workers' compensation (prior to February 1, 1999 and after April 1, 2001), product liability and general liability (prior to April 1, 2001) insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At March 27, 2004, the Company was contingently liable for future retrospective premium adjustments up to a maximum of approximately $19,057 in the event that additional losses are reported related to prior periods.

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

   o The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third equity interest. The guarantees are limited to 40% of the outstanding debt. At March 27, 2004, $3,137 of debt was outstanding, of which the Company had guaranteed $1,255.

   o The Company has provided letters of credit to providers of certain of its insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The outstanding letters of credit reduce amounts available under the Company's Credit Facility.

          The Company has recorded insurance expense based on anticipated losses related to these policies.

9. SEGMENT INFORMATION
   The Company's reportable segments are organized around products and services. The Home manufacturing segment is comprised of the Company's five manufacturing divisions (seven home manufacturing plants), and its supply companies who sell their products primarily to the manufacturing divisions. Through its Home manufacturing segment, the Company designs and manufactures homes which are sold in the United States to a network of dealers which includes three Company owned retail locations. Through its Financial services segment, the Company primarily offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's Retail segment is comprised of Company owned retail lots that derive their revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expense) or income tax provision (benefit).


                                                                  Quarter Ended
                                                  -----------------------------------------------

                                                     March 27, 2004            March 29, 2003
                                                  ---------------------     ---------------------
Gross revenue:
  Home manufacturing                                          $ 43,634                  $ 57,881
  Financial services                                               542                       628
  Retail                                                         1,530                     1,368
                                                  ---------------------     ---------------------
      Gross revenue                                           $ 45,706                  $ 59,877
                                                  =====================     =====================

Intersegment revenue:
  Home manufacturing                                           $ 1,452                     $ 666
  Financial services                                                 -                         -
  Retail                                                             -                         -
                                                  ---------------------     ---------------------
      Intersegment revenue                                     $ 1,452                     $ 666
                                                  =====================     =====================

Revenue from external customers:
  Home manufacturing                                          $ 42,182                  $ 57,215
  Financial services                                               542                       628
  Retail                                                         1,530                     1,368
                                                 ---------------------     ---------------------
      Total revenue                                           $ 44,254                  $ 59,211
                                                  =====================     =====================

Operating profit (loss):
  Home manufacturing                                            $ (606)                 $ (5,016)
  Financial services                                                82                       116
  Retail                                                           (14)                      208
  Elimination                                                      (48)                      152
                                                  ---------------------     ---------------------
  Segment operating loss                                          (586)                   (4,540)
  General corporate                                             (1,199)                   (1,442)
                                                  ---------------------     ---------------------
      Operating loss                                          $ (1,785)                 $ (5,982)
                                                  =====================     =====================
                                                     March 27, 2004          December 31, 2003
                                                  ---------------------     ---------------------
Identifiable assets:
  Home manufacturing                                          $ 69,340                  $ 62,311
  Financial services                                            13,343                    13,364
  Retail                                                         3,143                     2,987
                                                   ---------------------     ---------------------
  Segment assets                                                85,826                    78,662
  General corporate                                             10,297                    19,871
                                                  ---------------------     ---------------------
      Total assets                                            $ 96,123                  $ 98,533
                                                  =====================     =====================

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (See pages 2 through 9)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Overview
Cavalier Homes, Inc. and its subsidiaries produce, sell and finance manufactured housing. Our manufacturing activities are conducted in four states within the United States. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. The industry also has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels, each of which have contributed to a reduction in wholesale industry shipments to a 41 year low in 2003.

Industry/Company Shipments and Market Share
The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were down 61% cumulatively from January 1, 1999 through December 31, 2003 as noted in the following table:

                                                            Floor Shipments
         -----------------------------------------------------------------------------------------------------------------------
                                    Nationwide                                        Cavalier's Core 11 States
         ----------------------------------------------------------   ----------------------------------------------------------
                      Increase                Increase                             Increase                Increase
                     (decrease)              (decrease)     Market                (decrease)              (decrease)     Market
Year     Industry  from prior year Cavalier from prior year Share     Industry from prior year Cavalier from prior year  Share
-------  --------- --------------- -------  --------------- ------   --------- --------------- -------- --------------- -------
1998       608,921                  36,517                    6.0%     311,841                  32,166                    10.3%
1999       582,498        -4.3%     34,294         -6.1%      5.9%     284,705        -8.7%     30,070         -6.5%      10.6%
2000       431,787       -25.9%     18,590        -45.8%      4.3%     199,276       -30.0%     15,941        -47.0%       8.0%
2001       342,321       -20.7%     21,324         14.7%      6.2%     149,162       -25.1%     17,884         12.2%      12.0%
2002       304,370       -11.1%     21,703          1.8%      7.1%     124,127       -16.8%     18,039          0.9%      14.5%
2003       240,180       -21.1%     12,411        -42.8%      5.2%      87,265       -29.7%     10,584        -41.3%      12.1%

During this industry downturn, the Company's shipments fell in 1999 and 2000 disproportionately to the industry decline which the Company believes was due to its strategy, early in the downturn, of working closely with its dealers to assist them in reducing retail inventories, which also lessened the Company's risk severity associated with dealer failures. The years 2001 and 2002 resulted in significant market share gains for the Company due mainly to the Company's aggressive marketing strategies, especially product offerings, which are core to its plan for returning to profitability. In 2003, the Company believes its 1.9 percentage point reduction in market share was due to several factors. External causes include an intensely competitive marketplace and a lack of chattel (home only) financing for all homes, especially single wide homes, in the industry, and internally, the Company's momentum was negatively impacted by the consolidation of its sales force and the closing of 7 home manufacturing facilities. For 2004, industry sources project a 7% increase in shipment levels with a seasonally slow first quarter and gradual improvement for the 2nd and 3rd quarters. During the first two months of 2004, the most current industry information available, the Company's shipments fell 37.1% from the same period in 2003, while industry wide shipments fell 14.4%, with the Company's market share being 3.9%. In the Company's core states, its market share was 9.1%, with shipments falling 32.6% compared to the industry decrease of 17.6% in those states. Able to redirect its focus from plant closures and down-sizing, the Company believes it is well-positioned work toward its goal to strengthen its competitive position in the marketplace going forward with a value-packed product line, including broader product offerings on price points as well as enhanced features and the introduction of a line of modular homes.*

Industry Finance Environment
A major factor contributing to the manufactured housing industry growth in the 1990s was relaxed credit standards, which ultimately resulted in a change in the financing approach in the industry due to under-performing manufactured housing loans. Throughout the past five years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their

____________________________________
* See Safe Harbor Statement on page 18.

participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. However, during 2003 and to-date in 2004, there are indications that lenders are beginning to enter or re-enter the market which would provide the necessary liquidity to support a potential rebound in industry sales. In August 2003, Federal National Mortgage Association ("FNMA"), a source of retail mortgage financing for manufactured homes, put in place certain restrictive standards and terms for its manufactured home loans but, subsequently, in February 2004, announced plans to increase its financing of the industry by partnering with select lenders who will evaluate loans and offering more favorable credit terms to consumers. In addition, in June 2003, US Bank, a new retail lender, announced plans for entrance into the manufactured housing market and has subsequently offered chattel lending in 20 states with plans to enter the remaining states by the end of 2004. GMAC-RFC (chattel and mortgage) and Green Tree Financial Services (chattel) announced, in February 2004, that they each planned entry into manufactured housing lending for retail customers. Chase Manufactured Housing announced on May 3, 2004 their exit from the financing of new manufactured homes, both home only and land home, effective May 5, 2004. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single wide products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is greater. The Company believes that the possibility exists that the finance companies' plans to enter the manufactured housing market may not come to fruition or that there could be a loss of additional lenders from the industry.*

Raw Materials Cost and Gross Margin
Additionally, the Company's gross margin has been negatively impacted by (1) escalating lumber prices, between May 2003 and 2004 to date, due to military demand in Iraq and strong new home sales, as well as to the plywood industry's maintenance of lean inventory to stem over-supply before these unforeseen events, (2) continuing increases in steel and steel related items due to foreign demand, (3) rising costs of electrical supplies, namely copper wire, (4) price increases in panels and gypsum-related products and (5) increased delivery and petroleum-based products costs due to rising oil prices. The Company is experiencing tightened supply from its traditional vendors of certain types of raw materials required for the production of its homes. The Company is working to obtain these and substitute products from other vendors which are likely to result in higher than normal costs. While the Company seeks to offset rising costs through increasing its selling prices, sudden increases in costs, coupled with dealers' retail sales commitments, can affect the timing and ability of the Company to pass on its cost increases. The Company is uncertain at this time as to the impact the extent and duration of the increased prices will have on the Company's future revenue and earnings.

Capacity and Overhead Cost
In response to the continued weakening of the manufactured housing industry market conditions, the Company has closed sixteen manufacturing facilities since the first quarter of 1999. For the first quarter of 2004, the manufacturing plants operated at 47% capacity down slightly from 53% in the fourth quarter of 2003. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 69% since December 31, 1998. The Company is continuing to evaluate its options regarding capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idling and closings and methods designed to address the Company's financial performance in light of developing market and business conditions.* The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

Outlook
For 2004, the Company expects the market will likely remain sluggish for some time, however, there are some signals that renewed growth in industry shipments may finally be at hand, which may result in first quarter 2004 marking the low point of the cycle. * The national economy is stable and showing signs that a recovery may gain traction. The recent industry downturn has reduced excess dealer inventory to the point that an increase in demand will likely translate more directly into new orders. Meanwhile, the market for repossessed homes continues to firm in both price and quantity. Most importantly, however, there are indications that additional industry financing is likely to become available in the near term, which would mitigate the effect of Chase Manufactured Housing's exit and perhaps provide the necessary liquidity to support a potential rebound in sales. It will probably take at least several more months for these positive factors to begin to have a meaningful influence on industry sales, and rising commodity prices for steel, lumber and other materials may impede or delay any industry rebound and the Company may experience continued losses due the factors above. Longer-term, however, the Company believes the steps taken to reduce its costs and lower its breakeven point will position it to return to profitable operations later in 2004 and strengthen its competitive position in the marketplace going forward. * However, the Company is uncertain

_________________________________
* See Safe Harbor Statement on page 18.

at this time as to the impact the extent and duration of the general economic conditions and adverse industry conditions will have on the Company's future revenue and earnings.* Changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures could affect the future results of operations of the Company.

Results of Operations
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:

                                                                  For the Quarter and Year to Date Ended
                                                 --------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                        March 27, 2004            March 29, 2003              Difference
                                                 ----------------------   -----------------------   -----------------------
Revenue:
  Home manufacturing net sales                 $    42,182              $    57,215               $   (15,033)      -26.3%
  Financial services                                   542                      628                       (86)      -13.7%
  Retail                                             1,530                    1,368                       162        11.8%
                                                 ----------               ----------                ----------   ----------
Total revenue                                       44,254      100.0%       59,211       100.0%      (14,957)      100.0%
Cost of sales                                       36,662       82.8%       52,376        88.5%      (15,714)      -30.0%
                                                 ----------  ----------   ----------   ----------   ----------   ----------
     Gross profit                                    7,592       17.2%        6,835        11.5%          757        11.1%

Selling, general and administrative                  9,377       21.2%       12,817        21.6%       (3,440)      -26.8%
                                                 ----------  ----------   ----------   ----------   ----------   ----------
Operating loss                                      (1,785)      -4.0%       (5,982)      -10.1%        4,197        70.2%
Other income (expense):
   Interest expense                                   (278)      -0.6%         (283)       -0.5%            5         1.8%
   Other, net                                          181        0.4%           83         0.1%           98       118.1%
                                                 ----------  ----------   ----------   ----------   ----------   ----------
                                                       (97)      -0.2%         (200)       -0.3%          103        51.5%
                                                 ----------  ----------   ----------   ----------   ----------   ----------
Loss before income taxes                            (1,882)                  (6,182)                    4,300
Income tax provision (benefit)                           -        0.0%            -         0.0%            -         0.0%
                                                 ----------  ----------   ----------   ----------   ----------   ----------
Net loss                                       $    (1,882)      -4.3%  $    (6,182)      -10.4%  $     4,300        69.6%
                                                 ==========  ==========   ==========   ==========   ==========   ==========

OPERATING DATA                                                                March 27, 2004            March 29, 2003
                                                                          -----------------------   -----------------------
Home manufacturing sales:
Floor shipments                                                               2,120                     3,094
Home shipments
  Single section                                                                160        14.0%          218        13.2%
  Multi section                                                                 980        86.0%        1,438        86.8%
                                                                          ----------   ----------   ----------   ----------
Total shipments                                                               1,140       100.0%        1,656       100.0%
Shipments to company owned retail locations                                     (41)       -3.6%          (18)       -1.1%
                                                                          ----------   ----------   ----------   ----------
Wholesale shipments to independent retailers                                  1,099        96.4%        1,638        98.9%
                                                                          ==========   ==========   ==========   ==========
Retail sales:
  Single section                                                                  8        22.9%            9        23.1%
  Multi section                                                                  27        77.1%           30        76.9%
                                                                          ----------   ----------   ----------   ----------
Total sales                                                                      35       100.0%           39       100.0%
                                                                          ==========   ==========   ==========   ==========
Cavalier produced homes sold                                                     32        91.4%           32        82.1%
                                                                          ==========   ==========   ==========   ==========
Used homes sold                                                                   3         8.6%            7        17.9%
                                                                          ==========   ==========   ==========   ==========
Other operating data:

Installment loan purchases                                              $     7,208               $     9,209

Capital expenditures                                                    $        88               $       119

Home manufacturing facilities (operating)                                         7                         8

Independent exclusive dealer locations                                          122                       187

Company-owned retail locations                                                    3                         4

Quarter ended March 27, 2004 and March 29, 2003
Revenue
Revenue for the first quarter of 2004 totaled $44,254, decreasing $14,957, or 25.3%, from 2003's first quarter revenue of $59,211.
________________________________
* See Safe Harbor Statement on page 18.

Home manufacturing net sales accounted for virtually the entire decrease, falling to $42,182. Home manufacturing net sales for the first quarter of 2003 were $57,215. Home shipments decreased 31.2%, with floor shipments decreasing by 31.5%. Cavalier attributes the decrease in sales and shipments to an intensely competitive marketplace. Multi-section home shipments, as a percentage of total shipments, remained steady at 86.0% in the first quarter of 2004. Of these shipments, 55.3% in 2004 and 53.5% in 2003 were to exclusive dealers. Actual shipments of homes for the first quarter of 2004 were 1,140 versus 1,656 in 2003. Cavalier attributes the decrease in sales and shipments primarily to continuing adverse industry conditions.

Inventory of the Company's product at all retail locations, including company-owned retail sales centers, decreased to approximately $97,000 at March 27, 2004 from $100,000 at year end 2003. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment decreased 13.7% to $542 for the first quarter of 2004 compared to $628 in 2003. During the first quarter of 2004, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $7,208 and resold installment contracts totaling $6,672. In the first quarter of 2003, CIS purchased contracts of $9,209 and resold installment contracts totaling $9,485. Applications for financing during the first quarter of 2004 were down 40% from the same period in 2003. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $1,530 for 2004 compared to $1,368 for 2003, an increase of 11.8% due mainly to increased sales prices.

Gross Profit
Gross profit increased 11.1%, to $7,592, or 17.2% of total revenue, for the first quarter of 2004, versus $6,835, or 11.5%, in 2003. The increase in gross profit percentage is primarily the result of lower trailing costs associated with the plants closed during the last quarter of 2002 and the third quarter of 2003 and a sales price increase over the first quarter in 2003. However, gross margin has also been negatively impacted by (1) escalating lumber prices, between May 2003 to date, due to military demand in Iraq and strong new home sales, as well as to the plywood industry's maintenance of lean inventory to stem over-supply before these unforeseen events, (2) increase in steel and steel related items due to foreign demand, (3) rising cost of electrical supplies, namely copper wire, (4) price increases in panels and gypsum related products and (5) increased delivery and petroleum-based products costs due to rising oil prices.

Selling, General and Administrative
Selling, general and administrative expenses during the first quarter of 2004 were $9,377, or 21.2% of total revenue, versus $12,817 or 21.6% in 2003, a decrease of $3,440 or 26.8%. The overall decrease includes a $1,039 reduction in advertising and promotion cost, including sales salaries and commissions, and cost to support the exclusive dealer program a decrease of $790 in employee benefits costs (primarily health insurance), a $723 decrease in salaries, wages and incentive compensation and a decrease in inventory repurchase charges of $324. With the exception of the reduction in inventory repurchase charges, the aforementioned reduction in selling, general and administrative expenses were primarily due to the elimination of costs at closed facilities.

Operating Loss
Operating loss for the quarter was $1,785 compared to an operating loss of $5,982 in the first quarter of 2003. Segment operating results were as follows:
(1) Home manufacturing operating loss, before intercompany eliminations, was $606 in the first quarter of 2004 as compared to $5,016 in 2003. The decreased home manufacturing operating loss is primarily due to the factors described above under gross profit and selling, general and administrative expenses. (2) Financial services operating income was $82 in the first quarter of 2004 as compared to $116 in 2003. The financial services operating results declined in 2004 primarily due to the lower volume of loans sold in the first quarter of 2004 as described above. (3) The retail segment's operating loss was $14 in the first quarter of 2004 as compared to operating income of $208 in 2003. The first quarter 2003 operating income included a $352 gain on the sale of property, plant and equipment. (4) General corporate operating expense, which is not identifiable to a specific segment, improved from $1,442 in the first quarter of 2003 to $1,199 in 2004 primarily due to a reduction in salaries expense.

Other Income (Expense)
Interest expense remained consistent primarily due to lower debt amounts outstanding offset by increased letter of credit fees.

Other, net is comprised of interest income (unrelated to financial services), equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. Other, net increased $98 due primarily to improved earnings in equity investees offset by lower interest income rates earned on invested funds in the first quarter of 2004 compared to 2003.

Loss before Income Taxes
The Company's pre-tax loss for the first quarter was $1,882, compared to the pre-tax loss of $6,182 in the first quarter of 2003 primarily due to decreased trailing costs and selling, general and administrative expenses associated with closed facilities as discussed above.

Income Tax Provision (Benefit)
In the first quarter of 2004 and 2003, the Company did not record any tax benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No.109, Accounting for Income Taxes.

Net Loss
The net loss for the first quarter of 2004 was $1,882 or $0.11 per diluted share compared with a net loss in the prior-year period of $6,182 or $0.35 per diluted share. The major components of this loss are discussed above under Revenue, Gross Profit, and Selling, General and Administrative expenses.

Liquidity and Capital Resources


                                                                  Balances as of
                                                   ------------------------------------------
                                                    March 27, 2004          December 31, 2003
                                                   ----------------         -----------------

Cash, cash equivalents & certificates of deposit    $    20,377              $    32,393
Working capital                                     $     7,184              $     7,813
Current ratio                                          1.2 to 1                 1.2 to 1
Long-term debt                                      $    12,740              $    13,089
Ratio of long-term debt to equity                        1 to 3                   1 to 3
Installment loan portfolio                          $    10,158              $    10,114

Operating activities during the first quarter of 2004 used net cash of $10,862.

The increase in accounts receivable and reduction in cash and cash equivalents from December 31, 2003 to March 27, 2004 is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables, resulting in higher year end cash balances. Additionally, the Company's inventory levels, taking into account the number of operating facilities, are historically lower at year end during the idle period and return to normal levels at the end of the first quarter of the year.

The Company's capital expenditures were $88 for the quarter ended March 27, 2004, as compared to $119 for the comparable period of 2003. Capital expenditures during these periods included normal property, plant and equipment additions and replacements.

The decrease in long-term debt was due to scheduled principal payments and a $1,555 pay-down on the real estate term loan using a portion of the proceeds from sale of a manufacturing facility in January 2004.

On August 6, 2003, the Company amended its credit facility (the "Credit Facility") with its primary bank, whose chairman is a director of the Company. The new Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000 which are cross-secured and cross-defaulted. The Company used the long-term portion of the new facility, together with $2,000 cash to repay the outstanding amount on the revolving line of credit. The maturity date for the revolving line of credit remains unchanged at April 2005. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2002, as noted in the following table.

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
                $38,000 - $23,000             $15,000 to zero (dollar
                                              for dollar reduction)

At March 27, 2004, $8,891 was available under the revolving line of credit, of which no amount was outstanding.

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

The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $7,241 and $8,895 was outstanding at March 27, 2004 and December 31, 2003 respectively. Interest on term notes is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to
(i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000,
(iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.25 to 1 commencing with the nine months ending December 31, 2003 (1.5 to 1 and 1.75 to 1 for the years ending December 31, 2004 and
2005), and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At March 27, 2004, the Company was in compliance with its debt covenants.

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future.* CIS is currently re-selling loans to other lenders under various retail finance contracts. Chase Manufactured Housing has in the past purchased a significant portion of CIS's retail installment contracts. The Company is continuing to work to obtain alternate customers to purchase its retail installment contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases.* There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements.*

The Company currently believes existing cash and funds available under the new credit facility, together with cash provided by operations, will be adequate to fund the Company's operations and plans for the next twelve months.* However, there can be no assurances to this effect. If it is not, or if the Company is unable to remain in compliance with its covenants under its Credit Facility, the Company would seek to maintain or enhance its liquidity position and capital resources through modifications to or waivers under the Credit Facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond the control of the Company.* Projected cash to be provided by
___________________________________
* See Safe Harbor Statement on page 18.

operations in the coming year is largely dependent on sales volume. The Company's manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. The Company's sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. Throughout the past five years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. However, new lenders are beginning to enter or re-enter the market which may provide liquidity to mitigate the effect of Chase Manufactured Housing's exit and perhaps support a potential rebound in industry sales. Unfavorable changes in these factors and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.

Off-Balance Sheet Arrangements
The Company's material off-balance sheet arrangements consist of repurchase obligations, guarantees and letters of credit. Each of these arrangements is discussed in Notes 7 and 8 to the Consolidated Financial Statements.

Critical Accounting Policies
In our Annual Report on Form 10-K for the period ended December 31, 2003, under the heading "Critical Accounting Policies," we have provided a list of accounting policies that we believe are most important to the portrayal of our financial condition and results of operations that require our most difficult, complex or subjective judgements as a result of the need to make estimates about the effect of matters that are inherently uncertain.*

Item 3:  Quantitative and Qualitative Disclosures about Market Risk

Market Risk
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest rate risk inherent in its financial instruments, but is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consisted of fixed rate contracts with interest rates generally ranging from 8.0% to 15.0% and an average original term of 268 months at March 27, 2004. At March 27, 2004, the estimated fair value of installment contracts was $10,668. The Company estimated the fair value of its installment contracts receivable using discounted cash flows and interest rates offered by CIS on similar contracts at that time.

The Company has notes payable under retail floor plan agreements, two industrial development revenue bond issues and a revolving line of credit that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. At March 27, 2004, the estimated fair value of borrowings was $15,007. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

___________________________________
* See Safe Harbor Statement on page 18.

The Company's President/Chief Executive Officer and it's Chief Financial Officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15 (e)), as of the end of the period covered by this report, and have determined such disclosure controls and procedures to be effective in alerting them to material information relating to the Company that may be required to be included in the Company's periodic filings.

Changes in Internal Controls
During the period covered by this quarterly report, there have been no changes in the Company's internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

   o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
   o   the severe and continuing downturn in the manufacturing housing industry;
   o   limitations in Cavalier's ability to pursue its business strategy;
   o changes in demographic trends, consumer preferences and Cavalier's business strategy;
   o   changes and volatility in interest rates and the availability of capital;
   o   changes in the availability of retail (consumer) financing;
   o   changes in the availability of wholesale (dealer) financing;
   o   changes in level of industry retail inventories;
   o the ability to attract and retain quality independent dealers, executive officers and other key personnel;
   o   competition;
   o   contingent repurchase and guaranty obligations;
   o   uncertainties regarding Cavalier's retail financing activities;
   o   the potential unavailability and price increases for raw materials;
   o   the potential unavailability of manufactured housing sites;
   o   regulatory constraints;
   o   the potential for additional warranty claims;
   o   litigation;
   o   the potential volatility in our stock price;
   o the cost of compliance with recently enacted regulatory requirements such as Sarbanes-Oxley Section 404; and
   o currency fluctuations, exchange controls, market disruptions and other effects resulting from global tension.

Any or all of our forward-looking statements in this report, in the 2003 Annual Report to Stockholders, in our Annual Report on Form 10-K for the year ended December 31, 2003 and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, in our Annual Report on Form 10-K for the period ending December 31, 2003, under the heading "Risk Factors," we have provided a discussion of factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect Cavalier. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 under the heading "Item 3 - Legal Proceedings." The description of legal proceedings in the Company's Form 10-K remains unchanged.

Item 5:  Other Matters

On March, 3, 2003, the Company received notification from the New York Stock Exchange ("NYSE") that the Company had fallen below the NYSE continued listing standards requiring total market capitalization of not less than $50,000 over a 30-day trading period and total stockholders' equity of not less than $50,000. While the Company's market capitalization has rebounded above original NYSE requirements, continued adverse market conditions have maintained pressure on industry sales and have constrained the Company's profitability, thus somewhat limiting the Company's progress with regard to stockholders' equity. Additionally, the NYSE has recently proposed changes that would raise the thresholds for both market capitalization and stockholders' equity to $75,000. Accordingly, since the Company fully complies with the requirements of the American Stock Exchange ("Amex"), the Company changed its listing, and its common stock began trading on the Amex effective March 5, 2004.

Item 6:  Exhibits and Reports on Form 8-K

The exhibits required to be filed with this report are listed below.

          (11) Statement re: Computation of Net Income (Loss) per Common Share.

          (31) Exhibits
               (a) Certification of principal executive officer pursuant to
                   Exchange Act Rule 13a-15(e) or 15d-15(e).
               (b) Certification of principal financial officer pursuant to
                   Exchange Act Rule 13a-15(e) or 15d-15(e).

          (32) Exhibits
               (a) Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
               (b) Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Current Report on Form 8-K.
               (a) The Company filed a Current Report on Form 8-K on March 4,
                   2004, with respect to a press release announcing the fourth quarter and year ended December 31, 2003 financial results and the moving of the Company's common stock listing to the American Stock Exchange.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                              Cavalier Homes, Inc.
                                              --------------------
                                              Registrant

Date: May 4, 2004                             /s/ David A. Roberson
                                              ---------------------------
                                              David A. Roberson - President
                                              and Chief Executive Officer

Date: May 4, 2004                             /s/ Michael R. Murphy
                                              ------------------------------
                                              Michael R. Murphy -
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)


                                                  PART II. - EXHIBIT 11
                                         CAVALIER HOMES, INC. AND SUBSIDIARIES
                                   COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE


                                                                                 Quarter Ended
                                                                        ---------------------------------
                                                                          March 27,          March 29,
                                                                            2004               2003
                                                                        --------------    ---------------

   Net loss                                                          $     (1,882,000)  $     (6,182,000)
                                                                        ==============    ===============

 SHARES:

   Weighted average common shares - basic                                  17,701,299         17,665,644

   Dilutive effect if stock options and warrants were exercised                     -                  -
                                                                        --------------    ---------------

   Weighted average common shares - diluted                                17,701,299         17,665,644
                                                                        ==============    ===============

   Basic and diluted loss per share:

   Net loss                                                          $          (0.11)  $          (0.35)
                                                                        ==============    ===============

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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

                    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information and

                    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: May 4, 2004                          /s/ David A. Roberson
                                           -------------------------------------
                                           David A. Roberson
                                           President and Chief Executive Officer

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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

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

                    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                    a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information ; and

                    b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date: May 4, 2004                                    /s/ Michael R. Murphy
                                                     ---------------------
                                                     Michael R. Murphy
                                                     Chief Financial Officer

                                  EXHIBIT 32(a)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended March 27, 2004 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 4, 2004                              By:    /s/ David A. Roberson
                                                    ----------------------------
                                                       David A. Roberson
                                                       Chief Executive Officer


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

                                  EXHIBIT 32(b)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended March 27, 2004 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  May 4, 2004                          By:    /s/ Michael R. Murphy
                                            ------------------------------------
                                                   Michael R. Murphy
                                                   Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Cavalier Homes, Inc. and will be retained by Cavalier Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.