Form 10-K/A
period 2003-12-31
CAVALIER HOMES INC
filed 2004-05-28
CIK 789863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003
         -------------------------------------------
         or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________


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

                     EXPLANATION OF AMENDMENT
                     ------------------------

Cavalier Homes, Inc. is filing this form 10-K/A as Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2003 that was filed with the Securities and Exchange Commission on March 30, 2004 for the purpose of re-filing Exhibits 31 (a) and (b) and 32 (a) and (b), which were inadvertently filed in the format and location mandated prior to August 14, 2003. Amendment No. 1 also revises Item 9A, Controls and Procedures to reflect the correct references required by the new format of those Exhibits. Although only these items are affected, the complete text of the Company's Annual Report is included herein, and the filing and each of Exhibits 31 and 32 have been dated to reflect filing on May 28, 2004. This amendment makes no changes to and has no effect on the Company's financial information as previously reported.


                `              CAVALIER HOMES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

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

                                   EQUITY COMPENSATION PLAN INFORMATION
                                   ------------------------------------
                                    Number of Securties to be         Weighted-average excerise        Number of securties remaining
                                     issued upon excerise of          price of outstanding options,    available for future issuance
                                    outstanding options, warrants         warrants and rights            under equity compensation
                                           and rights                                                    plans (excluding securities
                                                                                                           reflected in column (a))
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
                                                    ==============  ===============  ==============   ==============


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's President/Chief Executive Officer and its Chief Financial Officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15 (e)), as of the end of the period covered by this report, and have determined such disclosure controls and procedures to be effective in alerting them to material information relating to the Company that may be required to be included in the Company's periodic filings.

Changes in Internal Controls
During the period covered by this report, there have been no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

                                   Date: May 28, 2004


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                       Title                             Date

/s/ DAVID A. ROBERSON         Director and Principal Executive    May 28, 2004
--------------------------    Officer

/s/ BARRY DONNELL             Chairman of the Board and Director  May 28, 2004
--------------------------

/s/ THOMAS A. BROUGHTON, III  Director                            May 28, 2004
--------------------------

/s/ JOHN W LOWE               Director                            May 28, 2004
 -------------------------

/s/ LEE ROY JORDAN            Director                            May 28, 2004
--------------------------

/s/ J. DON WILLIAMS           Director                            May 28, 2004
--------------------------

/s/ A. DOUGLAS JUMPER, SR.    Director                            May 28, 2004
--------------------------

/s/ NORMAN W. GAYLE, III      Director                            May 28, 2004
--------------------------

/s/ JOHN W. ALLISON           Director                            May 28, 2004
--------------------------

/s/ BOBBY TESNEY              Director                            May 28, 2004
--------------------------

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the registrant and have:

                  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

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

Date: May 28, 2004

/s/ David A. Roberson

David A. Roberson
Chief Executive Officer

                                        EXHIBIT 31(a)

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

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), for the registrant and have:

                  a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth quarter in the case of an annual report) that has materially affected or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function);

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

Date: May 28, 2004

/s/ Michael R. Murphy

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


Date:    May 28, 2004           By:   /s/ David A. Roberson
                                     -------------------------------------------
                                     David A. Roberson
                                     Chief Executive Officer

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


Date:    May 28, 2004           By:   /s/ Michael R. Murphy
                                     -------------------------------------------
                                     Michael R. Murphy
                                     Chief Financial Officer