Form 10-Q
period 2004-06-26
CAVALIER HOMES INC
filed 2004-08-03
CIK 789863

UNITED STATES
                          SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-Q
                                     ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 26, 2004


                                        OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from__________________ to ________________


                             Commission File Number 1-9792

                                Cavalier Homes, Inc.
                                --------------------
                (Exact name of Registrant as specified in its charter)


           Delaware                                          63-0949734
_______________________________                         _______________________
(State or other jurisdiction of                           (IRS Employer
incorporation or organization)                          Identification Number)


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

            Class                                  Outstanding at July 30, 2004
____________________________                       ____________________________
Common Stock, $.10 Par Value                            17,931,774 Shares

                               CAVALIER HOMES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Unaudited - dollars in thousands except per share amounts)
                                                                                        June 26                  December 31,
 ASSETS                                                                                  2004                        2003
                                                                                -----------------------     -----------------------
 CURRENT ASSETS:
      Cash and cash equivalents                                                 $               17,821      $               32,393
      Accounts receivable, less allowance for losses of
        $83 (2004) and $102 (2003)
      Notes and installment contracts receivable - current                                       8,317                       1,939
      Inventories                                                                                3,361                       2,238
      Deferred income taxes                                                                     16,741                      10,964
      Income tax receivable                                                                        693                         693
      Other current assets                                                                       1,241                       2,879
                                                                                -----------------------     -----------------------
             Total current assets                                                               48,174                      51,106
                                                                                -----------------------     -----------------------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                                            35,671                      37,192
                                                                                -----------------------     -----------------------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,076 (2004) and $1,030 (2003)                              6,573                       6,846
                                                                                -----------------------     -----------------------
 OTHER ASSETS                                                                                    3,583                       3,389
                                                                                -----------------------     -----------------------
 TOTAL                                                                          $               94,001      $               98,533
                                                                                =======================     =======================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                         $                1,794      $                3,447
      Accounts payable                                                                           5,354                       3,844
      Amounts payable under dealer incentive programs                                            4,457                       5,828
      Accrued compensation and related withholdings                                              3,148                       2,664
      Accrued insurance                                                                          6,838                       6,385
      Estimated warranties                                                                      12,700                      13,475
      Reserve for repurchase commitments                                                         2,700                       3,070
      Other accrued expenses                                                                     4,520                       4,580
                                                                                -----------------------     -----------------------
           Total current liabilities                                                            41,511                      43,293
                                                                                -----------------------     -----------------------
 DEFERRED INCOME TAXES                                                                             693                         693
                                                                                -----------------------     -----------------------
 LONG-TERM DEBT                                                                                 11,952                      13,089
                                                                                -----------------------     -----------------------
 OTHER LONG-TERM LIABILITIES                                                                       471                         471
                                                                                -----------------------     -----------------------
 COMMITMENTS AND CONTINGENCIES (NOTE 8)
 STOCKHOLDERS' EQUITY:
      Series A Junior Participating Preferred Stock, $0.01 par value;
        200,000 shares authorized, none issued                                                       -                           -
      Preferred Stock, $0.01 par value; 300,000 shares authorized,
        none issued                                                                                  -                           -
      Common stock, $0.10 par value; 50,000,000 shares authorized,
        18,949,074 (2004) and 18,692,944 (2003) shares issued                                    1,895                       1,869
      Additional paid-in capital                                                                56,794                      55,952
      Accumulated deficit                                                                      (15,214)                    (12,733)
      Treasury stock, at cost; 1,017,300 (2004 and 2003) shares                                 (4,101)                     (4,101)
                                                                                -----------------------     -----------------------
          Total stockholders' equity                                                            39,374                      40,987
                                                                                -----------------------     -----------------------
 TOTAL                                                                          $               94,001      $               98,533
                                                                                =======================     =======================

                                    See notes to condensed consolidated financial statements.

                                                  CAVALIER HOMES, INC. AND SUBSIDIARIES
                                              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited - dollars in thousands except per share amounts)

                                                                                                         Quarter Ended
                                                                                           ---------------------------------------
                                                                                               June 26,              June 28,
                                                                                                 2004                  2003
                                                                                           -----------------     -----------------
 REVENUE                                                                               $             53,867  $             68,721

 COST OF SALES                                                                                       45,148                57,817

 SELLING, GENERAL AND ADMINISTRATIVE                                                                  9,279                11,144
 IMPAIRMENT AND OTHER RELATED CHARGES                                                                     -                    54
                                                                                           -----------------     -----------------
 OPERATING LOSS                                                                                        (560)                 (294)

 OTHER INCOME (EXPENSE):
     Interest expense                                                                                  (311)                 (278)
     Other, net                                                                                         281                   163
                                                                                           -----------------     -----------------
                                                                                                        (30)                 (115)
                                                                                           -----------------     -----------------
 LOSS BEFORE INCOME TAXES                                                                              (590)                 (409)

 INCOME TAX  PROVISION                                                                                    9                     -
                                                                                           -----------------     -----------------
 NET LOSS                                                                              $               (599) $               (409)
                                                                                           =================     =================
 BASIC AND DILUTED LOSS PER SHARE:

 NET LOSS                                                                              $              (0.03) $              (0.02)
                                                                                           =================     =================
 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                                     17,894,513            17,665,644
                                                                                           =================     =================
 WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                                   17,894,513            17,665,644
                                                                                           =================     =================


                                                                                                      Year-to-Date Ended
                                                                                           ---------------------------------------
                                                                                               June 26,              June 28,
                                                                                                 2004                  2003
                                                                                           -----------------     -----------------
 REVENUE                                                                               $             98,121  $            127,932

 COST OF SALES                                                                                       81,810               110,193

 SELLING, GENERAL AND ADMINISTRATIVE                                                                 18,656                23,961
 IMPAIRMENT AND OTHER RELATED CHARGES                                                                     -                    54
                                                                                           -----------------     -----------------
 OPERATING LOSS                                                                                      (2,345)               (6,276)

 OTHER INCOME (EXPENSE):
     Interest expense                                                                                  (589)                 (561)
     Other, net                                                                                         462                   246
                                                                                           -----------------     -----------------
                                                                                                       (127)                 (315)
                                                                                           -----------------     -----------------
 LOSS BEFORE INCOME TAXES                                                                            (2,472)               (6,591)

 INCOME TAX  PROVISION                                                                                    9                     -
                                                                                           -----------------     -----------------
 NET LOSS                                                                              $             (2,481) $             (6,591)
                                                                                           =================     =================
 BASIC AND DILUTED LOSS PER SHARE:

 NET LOSS                                                                              $              (0.14) $              (0.37)
                                                                                           =================     =================
 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                                                     17,800,077            17,665,644
                                                                                           =================     =================
 WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                                                   17,800,077            17,665,644
                                                                                           =================     =================

                                         See notes to condensed consolidated financial statements.

                                                 CAVALIER HOMES, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited - in thousands)

                                                                                                      Year-to-Date Ended
                                                                                           ----------------------------------------
                                                                                               June 26,                June 28,
                                                                                                 2004                    2003
                                                                                           ----------------        ----------------
 OPERATING ACTIVITIES:
   Net loss                                                                            $            (2,481)    $            (6,591)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                                 1,792                   2,508
        Provision for credit and accounts receivable losses                                              4                     352
        Gain on sale of installment contracts                                                         (479)                   (599)
        Loss (gain) on sale of property, plant and equipment                                            12                  (1,170)
        Impairment and other related charges                                                             -                      54
        Other, net                                                                                    (371)                   (114)
        Changes in assets and liabilities:
             Accounts receivable                                                                    (6,369)                 (8,586)
             Inventories                                                                            (5,777)                  4,966
             Income taxes                                                                              (93)                  5,738
             Accounts payable                                                                        1,510                     301
             Other assets and liabilities                                                              190                  (6,222)
                                                                                           ----------------        ----------------
        Net cash used in operating activities                                                      (12,062)                 (9,363)
                                                                                           ----------------        ----------------
 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                                            7                   3,718
   Capital expenditures                                                                               (290)                   (227)
   Originations of notes and installment contracts                                                 (17,972)                (20,216)
   Proceeds from sale of installment contracts                                                      16,387                  19,545
   Principal collected on notes and installment contracts                                            1,088                     998
   Other investing activities                                                                          192                     111
                                                                                           ----------------        ----------------
        Net cash provided by (used in) investing activities                                           (588)                  3,929
                                                                                           ----------------        ----------------
 FINANCING ACTIVITIES:
   Payments on long-term debt                                                                       (2,790)                 (4,014)
   Proceeds from exercise of stock options                                                             868                       -
                                                                                           ----------------        ----------------
       Net cash used in financing activities                                                        (1,922)                 (4,014)
                                                                                           ----------------        ----------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (14,572)                 (9,448)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     32,393                  34,939
                                                                                           ----------------        ----------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $             17,821     $            25,491
                                                                                           ================        ================
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                                       $               611     $               590
        Income taxes                                                                   $               102     $            (6,336)

                                       See notes to condensed consolidated financial statements.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
           (Unaudited - dollars in thousands except per share amounts)

1. BASIS OF PRESENTATION
   o The accompanying condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of June 26, 2004, and the results of its operations for the quarter and year-to-date periods ended June 26, 2004 and June 28, 2003, and the results of its cash flows for the year-to-date periods ended June 26, 2004 and June 28, 2003. All such adjustments are of a normal, recurring nature.

   o The results of operations for the quarter and year-to-date periods ended June 26, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K/A.

   o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding - basic or weighted average shares outstanding - diluted as detailed below:

                                                                        Quarter Ended                    Year-to-Date Ended
                                                               -------------------------------   --------------------------------
                                                                 June 26,          June 28,         June 26,          June 28,
                                                                   2004             2003              2004             2003
                                                               -------------    --------------   ---------------   --------------
 Weighted average common shares
                  outstanding - basic                            17,894,513        17,665,644        17,800,077       17,665,644

 Dilutive effect if stock options were exercised                          -                 -                 -                -
                                                               -------------    --------------   ---------------   --------------
 Weighted average common shares
                  outstanding - diluted                          17,894,513        17,665,644        17,800,077       17,665,644
                                                               =============    ==============   ===============   ==============

         All options and warrants that would have an antidilutive effect on net income (loss) per share were excluded in the computation of diluted net income (loss) per share. The maximum antidilutive options and warrants for the quarter ended June 26, 2004 and June 28, 2003, were 2,250,634 and 2,764,403, respectively. The maximum antidilutive options and warrants for the year-to-date ended June 26, 2004 and June 28, 2003 were 2,353,712 and 2,820,646 respectively.

   o The Company applied Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Accordingly, no compensation expense has been recognized for these plans except where the exercise price was less than fair value on the date of grant. The Company has granted no such options. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would approximate the pro forma amounts below.

                                                                         Quarter Ended                    Year-to-Date Ended
                                                                _______________________________    ________________________________
                                                                   June 26,         June 28,          June 26,          June 28,
                                                                    2004             2003              2004              2003
                                                                --------------   --------------    --------------    --------------
Net loss, as reported                                           $        (599)   $        (409)    $      (2,481)    $      (6,591)
Less:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                              (20)             (19)             (40)              (26)
                                                                --------------   --------------    --------------    --------------
  Pro forma                                                     $        (619)   $        (428)    $      (2,521)    $      (6,617)
                                                                ==============   ==============    ==============    ==============

Basic and diluted loss per share:
  As reported                                                   $       (0.03)   $       (0.02)    $       (0.14)    $       (0.37)
  Pro forma                                                     $       (0.03)   $       (0.02)    $       (0.14)    $       (0.37)

        The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                    Quarter Ended                   Year-to-Date Ended
                                           ________________________________   ________________________________
                                              June 26,         June 28,          June 26,          June 28,
                                               2004              2003             2004              2003
                                           --------------   ---------------   --------------    --------------
        Dividend yield                             0.00%             0.00%            0.00%             0.00%
        Expected volatility                       62.51%            62.94%           62.51%            62.79%
        Risk free interest rate                    3.52%             2.39%            3.52%             2.55%
        Expected lives                         5.0 years         5.0 years        5.0 years         5.0 years

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

   The Sarbanes-Oxley Act of 2002 (the "Act") has introduced many new requirements applicable to the Company regarding corporate governance and financial reporting. Section 404 of the Act requires management to report on the Company's internal controls over financial reporting and for the Company's registered public accountant to attest to this report. Section 404 is effective December 31, 2004 if the Company qualifies as an "accelerated filer," which is defined as a company with public float of at least $75,000 at the end of the second quarter of the year. Based on the Company's public float as of June 26, 2004, the Company will qualify as an accelerated filer and will be required to comply with Section 404 for the year ending December 31, 2004. The Company expects to devote substantial time and resources and will incur substantial costs during 2004 to ensure compliance.

3. INVENTORIES
   Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at June 26, 2004 and December 31, 2003 were as follows:

                                                        June 26,              December 31,
                                                           2004                  2003
                                                    -----------------     -----------------

                    Raw materials               $             10,003  $              7,791
                    Work-in-process                            1,141                 1,083
                    Finished goods                             5,597                 2,090
                                                    -----------------     -----------------
                    Total inventory             $             16,741  $             10,964
                                                    =================     =================


4. IMPAIRMENT AND OTHER RELATED CHARGES
   For any exit or disposal activities initiated after December 31, 2002, the Company has adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which requires the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS
   No. 146 also establishes that the liability initially should be measured and recorded at fair value. During 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides that a long-lived asset or asset group that is to be sold shall be classified as "held for sale" if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. The Company has idle assets of $11,353 (2004) and $13,901 (2003) recorded at estimated fair values which are comprised primarily of closed home manufacturing facilities which the Company is attempting to sell. With the exception of a home manufacturing facility sold in January 2004, management does not have evidence that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as "held and used" and depreciation has continued on these assets.

   The Company recorded impairment charges for the write-down of property, plant and equipment of $54 in the second quarter of 2003 relating to the closing of an under-performing retail location in Pennsylvania.

5. INCOME TAXES
   During the second quarter of 2004, the Company recorded an income tax provision of $9, for state income taxes payable for subsidiaries in states for which the Company does not have a net operating loss carry-forward. During the first half of 2004 and 2003, the Company did not record any tax benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carry-forward items under the provisions of SFAS No. 109, Accounting for Income Taxes. Due to the Jobs Creation and Workers' Assistance Act that was passed in March 2002, which allowed companies to carry back net operating losses (through 2002) five years instead of two, as provided under the previous rules, the Company received an income tax refund in March of 2003 in the amount of $6,425.

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

                                                         Quarter Ended                       Year-to-Date Ended
                                              ----------------------------------     ----------------------------------
                                                 June 26,            June 28,           June 26,            June 28,
                                                   2004                2003                2004               2003
                                              ---------------     --------------     ---------------     --------------
Balance, beginning of period             $            13,000    $         14,900    $        13,475     $       15,000
Warranty expense, net                                  3,259               5,565              6,616             12,370
Payments                                              (3,559)             (6,065)            (7,391)           (12,970)
                                              ---------------     --------------     ---------------     --------------
Balance, end of period                   $            12,700    $         14,400    $        12,700     $        14,400
                                              ===============     ==============     ===============     ==============


7. CREDIT ARRANGEMENTS
   On August 6, 2003, the Company amended its credit facility (the "Credit Facility") with its primary bank, whose chairman is a director of the Company. The new Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000, which are cross-secured and cross-defaulted. The Company used the long-term portion of the new facility, together with $2,000 cash, to repay the outstanding amount on the revolving line of credit. The maturity date for the revolving line of credit remains unchanged at April 2005. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2002, as noted in the following table.

                         Tangible Net Worth               Credit Facility
                              ("TNW")                       Available
                    --------------------------      -------------------------

                         Above $50,000                   30% of TNW
                         $50,000 - $38,000               $15,000
                         $38,000 - $23,000               $15,000 to zero (dollar
                                                         for dollar reduction)

   At June 26, 2004, $8,891 was available under the revolving line of credit, of which no amount was outstanding.

   The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

                        Tangible Net Worth
                             ("TNW")                        Interest Rate
                      --------------------------      -------------------------
                        Above $77,000                   Prime less 0.50%
                        $77,000 - $65,000               Prime
                        $65,000 - $58,000               Prime plus 0.25%
                        $58,000 - $38,000               Prime plus 1.00%
                        Below $38,000                   Prime plus 2.00%

   The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $7,160 and $8,895 was outstanding at June 26, 2004 and December 31, 2003 respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

   The Credit Facility contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.25 to 1 commencing with the nine months ending December 31, 2003 (1.5 to 1 and 1.75 to 1 for the years ending December 31, 2004 and 2005), and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At June 26, 2004, the Company was in compliance with its debt covenants.

8. COMMITMENTS AND CONTINGENCIES
   o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 24 months) and the risk of loss is further reduced by the resale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $72,000 at June 26, 2004. The Company has a reserve for estimated repurchase commitments based on prior experience and market conditions. Activity in the reserve for repurchase commitments was as follows:

                                                                         Quarter Ended                   Year-to-Date Ended
                                                              _________________________________    _________________________________
                                                                 June 26,           June 28,          June 26,          June 28,
                                                                   2004               2003              2004               2003
                                                              ---------------    --------------    --------------    ---------------
        Balance, beginning of period                          $        2,900             3,750             3,070             4,000
        Provision for losses on inventory repurchases, net               (58)             (122)              (74)              185
        Recoveries (payments), net                                      (142)             (128)             (296)             (685)
                                                              ---------------    --------------    --------------    ---------------
        Balance, end of period                                $        2,700             3,500             2,700             3,500
                                                              ===============    ==============    ==============    ===============

   o The Company's workers' compensation (prior to February 1, 1999 and after April 1, 2001), product liability and general liability (prior to April 1, 2001) insurance coverages' were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At June 26, 2004, the Company was contingently liable for future retrospective premium adjustments up to a maximum of approximately $18,519, for which the Company has reserved $4,787, in the event that additional losses are reported related to prior periods.

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

   o The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third equity interest. The guarantees are limited to 40% of the outstanding debt. At June 26, 2004, $3,107 of debt was outstanding, of which the Company had guaranteed $1,243.

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

9. SEGMENT INFORMATION
   The Company's reportable segments are organized around products and services. The Home manufacturing segment is comprised of the Company's five manufacturing divisions (seven home manufacturing plants) and its supply companies who sell their products primarily to the manufacturing divisions. Through its Home manufacturing segment, the Company designs and manufactures homes which are sold in the United States to a network of dealers which includes three Company owned retail locations. Through its Financial services segment, the Company primarily offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's Retail segment is comprised of Company owned retail lots that derive their revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expense) or income tax provision (benefit).

                                                      Quarter Ended                          Year-to-Date Ended
                                          --------------------------------------    --------------------------------------

                                            June 26, 2004        June 28, 2003        June 26, 2004       June 28, 2003
                                          -----------------    -----------------    -----------------   ------------------
Gross revenue:
  Home manufacturing                              $ 53,226             $ 67,250             $ 96,860            $ 125,131
  Financial services                                   679                  728                1,221                1,356
  Retail                                             1,962                1,959                3,492                3,327
                                          -----------------    -----------------    -----------------   ------------------
      Gross revenue                               $ 55,867             $ 69,937            $ 101,573            $ 129,814
                                          =================    =================    =================   ==================
Intersegment revenue:
  Home manufacturing                               $ 2,000              $ 1,216              $ 3,452              $ 1,882
  Financial services                                     -                    -                    -                    -
  Retail                                                 -                    -                    -                    -
                                          -----------------    -----------------    -----------------   ------------------
      Intersegment revenue                         $ 2,000              $ 1,216              $ 3,452              $ 1,882
                                          =================    =================    =================   ==================
Revenue from external customers:
  Home manufacturing                              $ 51,226             $ 66,034             $ 93,408            $ 123,249
  Financial services                                   679                  728                1,221                1,356
  Retail                                             1,962                1,959                3,492                3,327
                                          -----------------    -----------------    -----------------   ------------------
      Total revenue                               $ 53,867             $ 68,721             $ 98,121            $ 127,932
                                          =================    =================    =================   ==================
Operating profit (loss):
  Home manufacturing                                 $ 610                $ 726                  $ 4             $ (4,290)
  Financial services                                   143                  118                  225                  234
  Retail                                               (15)                 (89)                 (29)                 119
  Elimination                                          (71)                  (8)                (119)                 144
                                          -----------------    -----------------    -----------------   ------------------
  Segment operating profit (loss)                      667                  747                   81               (3,793)
  General corporate                                 (1,227)              (1,041)              (2,426)              (2,483)
                                          -----------------    -----------------    -----------------   ------------------
      Operating (loss)                              $ (560)              $ (294)            $ (2,345)            $ (6,276)
                                          =================    =================    =================   ==================

                                                                                        June 26,           December 31,
                                                                                          2004                2003
                                                                                    -----------------   ------------------
Identifiable assets:
  Home manufacturing                                                                        $ 62,449             $ 62,311
  Financial services                                                                          13,560               13,364
  Retail                                                                                       3,400                2,987
                                                                                    -----------------   ------------------
  Segment assets                                                                              79,409               78,662
  General corporate                                                                           14,592               19,871
                                                                                    -----------------   ------------------
      Total assets                                                                          $ 94,001             $ 98,533
                                                                                    =================   ==================


                           PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements (See pages 2 through 10)

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

Industry/Company Shipments and Market Share
The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were down 61% cumulatively from January 1, 1999 through December 31, 2003 as noted in the following table:

                                                            Floor Shipments
      ------------------------------------------------------------------------------------------------------------------------------
                                Nationwide                                            Cavalier's Core 11 States
      -----------------------------------------------------------  -----------------------------------------------------------------
                  Increase                Increase                            Increase                 Increase
                 (decrease)              (decrease)      Market              (decrease)               (decrease)       Market
Year Industry from prior year Cavalier from prior year   Share    Industry from prior year Cavalier from prior year    Share
---- -------- --------------- -------- ---------------  --------  -------- --------------- -------- ---------------- ----------
1998  608,921                   36,517                     6.0%    311,841                  32,166                       10.3%
1999  582,498      -4.3%        34,294         -6.1%       5.9%    284,705       -8.7%      30,070         -6.5%         10.6%
2000  431,787     -25.9%        18,590        -45.8%       4.3%    199,276      -30.0%      15,941        -47.0%          8.0%
2001  342,321     -20.7%        21,324         14.7%       6.2%    149,162      -25.1%      17,884         12.2%         12.0%
2002  304,370     -11.1%        21,703          1.8%       7.1%    124,127      -16.8%      18,039          0.9%         14.5%
2003  240,180     -21.1%        12,411        -42.8%       5.2%     87,265      -29.7%      10,584        -41.3%         12.1%

During this industry downturn, the Company's shipments fell in 1999 and 2000 disproportionately to the industry decline which the Company believes was due to its strategy, early in the downturn, of working closely with its dealers to assist them in reducing retail inventories, which also lessened the Company's risk severity associated with dealer failures. The years 2001 and 2002 resulted in significant market share gains for the Company due mainly to the Company's aggressive marketing strategies, especially product offerings, which are core to its plan for returning to profitability. In 2003, the Company believes its 1.9 percentage point reduction in market share was due to several factors. External causes include an intensely competitive marketplace and a lack of chattel (home only) financing for all homes, especially single section homes, in the industry, and internally, the Company's momentum was negatively impacted by the consolidation of its sales force and the closing of 7 home manufacturing facilities. For 2004, industry sources revised projections indicate an annual increase in home shipment levels of 2%. We believe a significant portion of the 2004 improvement will be based on single section home shipments.* During the first five months of 2004, the most current industry information available, the Company's floor shipments fell 27.8% from the same period in 2003, while industry wide shipments fell 6.7%, with the Company's market share being 4.3%. In the Company's core states, its market share was 10.6%, with shipments falling 24.4% compared to the industry decrease of 12.7% in those states. Despite the positive signals on the industry's direction that were evident after the first quarter, the Company continues to face a difficult operating environment, evident in the drop in industry shipments in April (2.7%) and May (8.7%), after a promising upturn in March. Able to redirect its focus from plant closures and down-sizing, the Company believes it is well-positioned to work toward its goal to strengthen its competitive position in the marketplace going forward with a value-packed product line, including broader product offerings on price points as well as enhanced features and the introduction of a line of modular homes.*

Industry Finance Environment
Relaxed credit standards were a major factor contributing to the manufactured housing industry growth in the 1990s , which ultimately resulted in a change in the financing approach in the industry due to under-performing manufactured housing loans. Throughout the past five years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. In May 2004, Chase Financial, which has previously represented an important source of retail lending for manufactured housing customers, announced its withdrawal from the retail financing market. However, during 2003 and to-date in 2004, there are indications that some lenders are beginning to enter or re-enter the market which could provide the necessary liquidity to support a potential rebound in industry sales. * In August 2003, Federal National Mortgage Association ("FNMA"), a source of retail mortgage financing for manufactured homes, put in place certain restrictive standards and terms for its manufactured home loans but, subsequently, in February 2004, announced plans to increase its financing of the industry by partnering with select lenders who will evaluate loans and offering more favorable credit terms to consumers. In addition, in June 2003, US Bank, a new retail lender, announced plans for entrance into the manufactured housing market and has subsequently offered chattel lending in the 48 contiguous states and land/home financing in 13 states with plans to enter the remaining states for land/home financing by the end of 2004. GMAC-RFC (chattel and mortgage) and Green Tree Financial Services (chattel) announced, in February 2004, that they each planned entry into manufactured housing lending for retail customers. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single section products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is greater. The Company believes that the possibility exists that the finance companies' plans to enter the manufactured housing market may not come to fruition or that there could be a loss of additional lenders from the industry. *

__________________________________________
*See Safe Harbor Statement on page 21.

Raw Materials Cost and Gross Margin
Additionally, the Company's gross margin has been negatively impacted by (1) escalating lumber prices, beginning in May 2003, due to military demand in Iraq and strong new home sales, as well as to the plywood industry's maintenance of lean inventory to stem over-supply before these unforeseen events, (2) continuing cost increases in steel and steel related items due to foreign demand, (3) rising costs of electrical supplies, namely copper wire, (4) price increases in panels and gypsum-related products and (5) increased delivery and petroleum-based products costs due to rising oil prices. The Company is experiencing tightened supply from its traditional vendors of certain types of raw materials required for the production of its homes. The Company is working to obtain these and substitute products from other vendors which are likely to result in higher than normal costs. While the Company seeks to offset rising costs through increasing its selling prices, sudden increases in costs, coupled with dealers' retail sales commitments, can affect the timing and ability of the Company to pass on its cost increases. The Company is uncertain at this time as to the impact the extent and duration of the increased cost will have on the Company's future revenue and earnings, however, recent industry indications appear to point to stabilized prices overall.

Capacity and Overhead Cost
In response to the continued weakening of the manufactured housing industry market conditions, the Company has closed sixteen manufacturing facilities since the first quarter of 1999. For the second quarter of 2004, the manufacturing plants operated at 49% capacity down slightly from 53% in the fourth quarter of 2003 and up from the first quarter of 2004 at 47%. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 70% since December 31, 1998. The Company is continuing to evaluate its options regarding capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idling and closings and methods designed to address the Company's financial performance in light of developing market and business conditions.* The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

Outlook
For 2004, the Company expects the market will likely remain sluggish for some time, however, there are some signals that renewed growth in industry shipments may finally be at hand, which may result in the first quarter of 2004 marking the low point of the cycle. * The national economy is stable and showing signs that a recovery may gain traction. The recent industry downturn has reduced excess dealer inventory to the point that an increase in demand will likely translate more directly into new orders. Meanwhile, the market for repossessed homes continues to firm in both price and quantity. Most importantly, however, there are indications that additional industry financing is likely to become available in the near term, which could provide the necessary liquidity to support a potential rebound in sales. * It will probably take at least several more months for these positive factors to begin to have a meaningful influence on industry sales, and rising commodity prices for steel, lumber and other materials may impede or delay any industry rebound and the Company may experience continued losses due the factors above. * Longer-term, however, the Company believes the steps taken to reduce its costs and lower its breakeven point will position it to return to profitable operations and strengthen its competitive position in the marketplace going forward.* However, the Company is uncertain at this time as to the impact the extent and duration of the general economic conditions and adverse industry conditions will have on the Company's future revenue and earnings.* Changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures could affect the future results of operations of the Company.

___________________________________________
*See Safe Harbor Statement on page 21.

Results of Operations
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:

                                                                              For the Quarter Ended
STATEMENT OF OPERATIONS DATA                        June 26, 2004                  June 28, 2003                 Difference
                                             -----------------------------   --------------------------   --------------------------
Revenue:
  Home manufacturing net sales               $        51,226               $      66,034                $    (14,808)        -22.4%
  Financial services                                     679                         728                         (49)         -6.7%
  Retail                                               1,962                       1,959                           3           0.2%
                                                 ------------                ------------                 -----------   ------------

Total revenue                                         53,867       100.0%         68,721        100.0%       (14,854)        -21.6%
Cost of sales                                         45,148        83.8%         57,817         84.1%       (12,669)        -21.9%
                                                 ------------  -----------   ------------  ------------   -----------   ------------

     Gross profit                                      8,719        16.2%         10,904         15.9%        (2,185)        -20.0%

Selling, general and administrative                    9,279        17.2%         11,144         16.2%        (1,865)        -16.7%
Impairment and other related charges                       -         0.0%             54          0.1%           (54)       -100.0%
                                                 ------------  -----------   ------------  ------------   -----------   ------------
Operating loss                                          (560)       -1.0%           (294)        -0.4%          (266)        -90.5%
Other income (expense):
   Interest expense                                     (311)       -0.6%           (278)        -0.4%           (33)        -11.9%
   Other, net                                            281         0.5%            163          0.2%           118          72.4%
                                                 ------------  -----------   ------------  ------------   -----------   ------------
                                                         (30)       -0.1%           (115)        -0.2%            85          73.9%
                                                 ------------  -----------   ------------  ------------   -----------   ------------

Loss before income taxes                                (590)                       (409)                       (181)
Income tax provision                                       9         0.0%              -          0.0%             9           0.0%
                                                 ------------  -----------   ------------  ------------   -----------   ------------

Net loss                                       $        (599)       -1.1%  $        (409)        -0.6%  $       (190)        -46.5%
                                                 ============  ===========   ============  ============   ===========   ============


                                                                               For the Year-to-Date Ended
                                                       June 26, 2004                  June 28, 2003                 Difference
                                                 ---------------------------   ---------------------------   -----------------------
Revenue:
  Home manufacturing net sales                 $      93,408               $     123,249                 $   (29,841)        -24.2%
  Financial services                                   1,221                       1,356                        (135)        -10.0%
  Retail                                               3,492                       3,327                         165           5.0%
                                                ------------                ------------                  -----------   ------------

Total revenue                                         98,121       100.0%        127,932        100.0%       (29,811)        -23.3%
Cost of sales                                         81,810        83.4%        110,193         86.1%       (28,383)        -25.8%
                                                 ------------   ------------ ------------   -----------   -----------   ------------

     Gross profit                                     16,311        16.6%         17,739         13.9%        (1,428)         -8.1%

Selling, general and administrative                   18,656        19.0%         23,961         18.7%        (5,305)        -22.1%
Impairment and other related charges                       -         0.0%             54          0.0%           (54)       -100.0%
                                                 ------------   ------------ ------------   -----------   -----------   ------------
Operating loss                                        (2,345)       -2.4%         (6,276)        -4.9%         3,931          62.6%
Other income (expense):
   Interest expense                                     (589)       -0.6%           (561)        -0.4%           (28)         -5.0%
   Other, net                                            462         0.5%            246          0.2%           216          87.8%
                                                 ------------   ------------ ------------   -----------   -----------   ------------
                                                        (127)       -0.1%           (315)        -0.2%           188          59.7%
                                                 ------------   ------------ ------------   -----------   -----------   ------------

Loss before income taxes                              (2,472)                     (6,591)                      4,119
Income tax provision                                       9         0.0%              -          0.0%             9           0.0%
                                                 ------------   ------------ ------------   -----------   -----------   ------------

Net loss                                       $      (2,481)       -2.5%  $      (6,591)        -5.2%  $      4,110          62.4%
                                                 ============   ============ ============   ===========   ===========   ============

OPERATING DATA
                                                                                   Quarter Ended
                                                          ---------------------------------------------------------------
                                                                    June 26, 2004                     June 28, 2003
                                                          ------------------------------    -----------------------------
Home manufacturing sales:
Floor shipments                                                  2,579                             3,549
Home shipments
  Single section                                                   212            15.3%              285           14.9%
  Multi section                                                  1,172            84.7%            1,632           85.1%
                                                          -------------    -------------    -------------   -------------
Total shipments                                                  1,384           100.0%            1,917          100.0%

Shipments to company owned retail locations                        (47)           -3.4%              (35)          -1.8%
                                                          -------------    -------------    -------------   -------------
Wholesale shipments to independent retailers                     1,337            96.6%            1,882           98.2%
                                                          =============    =============    =============   =============
Retail sales:
  Single section                                                    16            31.4%               14           28.6%
  Multi section                                                     35            68.6%               35           71.4%
                                                          -------------    -------------    -------------   -------------
Total sales                                                         51           100.0%               49          100.0%
                                                          =============    =============    =============   =============
Cavalier produced homes sold                                        43            84.3%               44           89.8%
                                                          =============    =============    =============   =============
Used homes sold                                                      8            15.7%                5           10.2%
                                                          =============    =============    =============   =============
Other operating data:

Installment loan purchases                              $       10,726                    $       11,021

Capital expenditures                                    $          202                    $          108

                                                                                  Year-to-Date Ended
                                                          ---------------------------------------------------------------
                                                                     June 26, 2004                     June 28, 2003
                                                          ------------------------------    -----------------------------
Home manufacturing sales:
Floor shipments                                                  4,699                             6,643
Home shipments
  Single section                                                   373            14.8%              503           14.1%
  Multi section                                                  2,151            85.2%            3,070           85.9%
                                                          -------------    -------------    -------------   -------------
Total shipments                                                  2,524           100.0%            3,573          100.0%

Shipments to company owned retail locations                        (88)           -3.5%              (53)          -1.5%
                                                          -------------    -------------    -------------   -------------
Wholesale shipments to independent retailers                     2,436            96.5%            3,520           98.5%
                                                          =============    =============    =============   =============
Retail sales:
  Single section                                                    24            27.9%               23           26.1%
  Multi section                                                     62            72.1%               65           73.9%
                                                          -------------    -------------    -------------   -------------
Total sales                                                         86           100.0%               88          100.0%
                                                          =============    =============    =============   =============
Cavalier produced homes sold                                        75            87.2%               76           86.4%
                                                          =============    =============    =============   =============
Used homes sold                                                     11            12.8%               12           13.6%
                                                          =============    =============    =============   =============

Other operating data:

Installment loan purchases                              $       17,934                    $       20,159

Capital expenditures                                    $          290                    $          227

Home manufacturing facilities (operating)                            7                                 7

Independent exclusive dealer locations                             123                               168

Company-owned retail locations                                       3                                 3

Quarter ended June 26, 2004 and June 28, 2003
Revenue
Revenue for the second quarter of 2004 totaled $53,867, decreasing $14,854, or 21.6%, from 2003's second quarter revenue of $68,721.

Home manufacturing net sales accounted for virtually the entire decrease, falling to $51,226. Home manufacturing net sales for the second quarter of 2003 were $66,034. Home shipments decreased 27.8%, with floor shipments decreasing by 27.3%. Cavalier attributes the decrease in sales and shipments to an intensely competitive marketplace. Single-section home shipments, as a percentage of total shipments, increased to 15.3% in the second quarter of 2004. Of these shipments, 56.6% in 2004 and 46.9% in 2003 were to exclusive dealers. Actual shipments of homes for the second quarter of 2004 were 1,384 versus 1,917 in 2003. Cavalier attributes the decrease in sales and shipments primarily to continuing adverse industry conditions.

Inventory of the Company's product at all retail locations, including company-owned retail sales centers, decreased to approximately $98,000 at June 26, 2004 from $130,000 a year ago, but was up slightly from $97,000 at the end of the first quarter of 2004. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment decreased 6.7% to $679 for the second quarter of 2004 compared to $728 in 2003. During the second quarter of 2004, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $10,726 and resold installment contracts totaling $9,236. In the same period of 2003, CIS purchased contracts of $11,021 and resold installment contracts totaling $9,531. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $1,962 for the second quarter of 2004 comparable to $1,959 for 2003.

Gross Profit
Gross profit was $8,719 or 16.2% of total revenue, for the second quarter of 2004, versus $10,904, or 15.9%, in 2003. The increase in gross profit percentage is primarily the result of lower trailing costs associated with the plants closed during the last quarter of 2002 and the third quarter of 2003 and sales price increases in 2004 over the second quarter of 2003. However, gross margin has also been negatively impacted by (1) escalating lumber prices, beginning in May 2003, due to military demand in Iraq and strong new home sales, as well as to the plywood industry's maintenance of lean inventory to stem over-supply before these unforeseen events, (2) continuing cost increases in steel and steel related items due to foreign demand, (3) rising cost of electrical supplies, namely copper wire, (4) price increases in panels and gypsum related products and (5) increased delivery and petroleum-based products costs due to rising oil prices.

Selling, General and Administrative
Selling, general and administrative expenses during the second quarter of 2004 were $9,279, or 17.2% of total revenue, versus $11,144 or 16.2% in 2003, a decrease of $1,865 or 16.7%. The overall decrease includes a $105 reduction in advertising and promotion cost, including sales salaries and commissions, and cost to support the exclusive dealer program, a decrease of $828 in employee benefits costs (primarily health insurance), and a $587 decrease in salaries, wages and incentive compensation. The aforementioned reduction in selling, general and administrative expenses were primarily due to the elimination of costs at closed facilities.

Impairment and Other Related Charges
During the second quarter of 2003, the Company recorded impairment and other related charges of $54 ($54 after tax or $0.00 per diluted share) related to the closing of an under-performing retail location in Pennsylvania. There were no such charges in the comparable 2004 period.

Operating Loss
Operating loss for the quarter was $560 compared to an operating loss of $294 in the second quarter of 2003. Segment operating results were as follows: (1) Home manufacturing operating profit, before intercompany eliminations, was $610 in the second quarter of 2004 as compared to $726 in 2003. The decreased home manufacturing operating profit is primarily due to the factors described above under revenue, gross profit and selling, general and administrative expenses.
(2) Financial services operating income was $143 in the second quarter of 2004 as compared to $118 in 2003. The financial services operating results increased in 2004 primarily due to cost reductions. (3) The retail segment's operating loss was $15 in the second quarter of 2004, an improvement from a loss of $89 in 2003 primarily due to a lack of impairment and other charges in 2004 of which there were $54 in the second quarter of 2003. (4) General corporate operating expense, which is not identifiable to a specific segment, increased from $1,041 in the second quarter of 2003 to $1,227 in 2004 due to promotional advertising monies received in 2003 but not in 2004.

Other Income (Expense)
Interest expense remained consistent primarily due to lower debt amounts outstanding.

Other, net is comprised of interest income (unrelated to financial services), equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. Other, net increased $118 due primarily to improved earnings in equity investees offset by lower amounts of invested funds in the second quarter of 2004 compared to 2003.

Loss before Income Taxes
The Company's pre-tax loss for the second quarter was $590, compared to the pre-tax loss of $409 in the second quarter of 2003 primarily due to lower revenue which was partially offset by decreased trailing costs associated with closed facilities.

Income Tax Provision
During the second quarter of 2004, the Company recorded an income tax provision of $9, for state income taxes payable for subsidiaries in states for which the Company does not have a net operating loss carry-forward. During the first half of 2004 and 2003, the Company did not record any tax benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carry-forward items under the provisions of SFAS No. 109, Accounting for Income Taxes.

Net Loss
The net loss for the second quarter of 2004 was $599 or $0.03 per diluted share compared with a net loss in the prior-year period of $409 or $0.02 per diluted share. The major components of this loss are discussed above under Revenue, Gross Profit, and Selling, General and Administrative expenses.

Year-to-date ended June 26, 2004 and June 28, 2003
Revenue
Revenue for the first half of 2004 totaled $98,121, decreasing $29,811 or 23.3% from 2003's first half revenue of $127,932.

Home manufacturing net sales accounted for virtually the entire decrease, falling to $93,408. Home manufacturing net sales for the first half of 2003 were $123,249. Home shipments decreased 29.3%, with floor shipments decreasing by 29.4%. Cavalier attributes the decrease in sales and shipments to an intensely competitive marketplace. Single-section home shipments, as a percentage of total shipments, increased to 14.8% in the first half of 2004. Of these shipments, 56.5% in 2004 and 52.1% in 2003 were to exclusive dealers. Actual shipments of homes for the first half of 2004 were 2,524 versus 3,573 in 2003. Cavalier attributes the decrease in sales and shipments primarily to continuing adverse industry conditions.

Inventory of the Company's product at all retail locations, including company-owned retail sales centers, decreased to approximately $98,000 at June 26, 2004 from $130,000 a year ago, but was up slightly from $97,000 at the end of the first quarter of 2004. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment decreased 10.0% to $1,221 for the first half of 2004 compared to $1,356 in 2003. During the first half of 2004, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $17,934 and resold installment contracts totaling $15,908. In the same period of 2003, CIS purchased contracts of $20,159 and resold installment contracts totaling $18,946. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $3,492 for the first half of 2004 compared to $3,327 for 2003, an increase of 5.0% due mainly to increased sales prices.

Gross Profit
Gross profit was $16,311, or 16.6% of total revenue, for the first half of 2004, versus $17,739, or 13.9%, in 2003. The increase in gross profit percentage is primarily the result of lower trailing costs associated with the plants closed during the last quarter of 2002 and the third quarter of 2003 and sales price increases in 2004 over the first half of 2003. However, gross margin has also been negatively impacted by (1) escalating lumber prices, beginning May 2003, due to military demand in Iraq and strong new home sales, as well as to the plywood industry's maintenance of lean inventory to stem over-supply before these unforeseen events, (2) continuing cost increases in steel and steel related items due to foreign demand, (3) rising cost of electrical supplies, namely copper wire, (4) price increases in panels and gypsum related products and (5) increased delivery and petroleum-based products costs due to rising oil prices.

Selling, General and Administrative
Selling, general and administrative expenses during the first half of 2004 were $18,656, or 19.0% of total revenue, versus $23,961 or 18.7% in 2003, a decrease of $5,305 or 22.1%. The overall decrease includes a $1,145 reduction in advertising and promotion cost, including sales salaries and commissions, and cost to support the exclusive dealer program, a decrease of $1,618 in employee benefits costs (primarily health insurance), and a $1,310 decrease in salaries, wages and incentive compensation. The aforementioned reduction in selling, general and administrative expenses were primarily due to the elimination of costs at closed facilities.

Impairment and Other Related Charges
During the first half of 2003, the Company recorded impairment and other related charges of $54 ($54 after tax or $0.00 per diluted share) related to the closing of an under-performing retail location in Pennsylvania. There were no such charges in the comparable 2004 period.

Operating Loss
Operating loss for the first half of 2004 was $2,345 compared to an operating loss of $6,276 in the first half of 2003. Segment operating results were as follows: (1) Home manufacturing operating income, before intercompany eliminations, was $4 in the first half of 2004 as compared to a loss of $4,290 in 2003. The decreased home manufacturing operating loss is primarily due to the elimination of trailing costs at closed facilities. (2) Financial services operating income was $225 in the first half of 2004 as compared to $234 in 2003.
(3) The retail segment's operating loss was $29 in the first half of 2004 as compared to an operating profit of $119 in 2003. (4) General corporate operating expense, which is not identifiable to a specific segment, remained constant from $2,483 in the first half of 2003 to $2,426 in 2004.

Other Income (Expense)
Interest expense remained consistent primarily due to lower debt amounts outstanding offset somewhat by a higher rate on amounts outstanding.

Other, net is comprised of interest income (unrelated to financial services), equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. Other, net increased $216 due primarily to improved earnings in equity investees offset by lower amounts of invested funds and lower interest income rates earned on invested funds in the first half of 2004 compared to 2003.

Loss before Income Taxes
The Company's pre-tax loss for the first half of 2004 was $2,472, compared to the pre-tax loss of $6,591 in the first half of 2003 primarily due to lower revenue which was partially offset by decreased trailing costs associated with closed facilities.

Income Tax Provision
The Company recorded an income tax provision of $9 in the first half of 2004 for state income taxes payable for subsidiaries in states for which the Company does not have a net operating loss carry-forward. During the first half of 2004 and 2003, the Company did not record any tax benefit for net operating losses because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No.109, Accounting for Income Taxes.

Net Loss
The net loss for the first half of 2004 was $2,481 or $0.14 per diluted share compared with a net loss in the prior-year period of $6,591 or $0.37 per diluted share. The major components of this loss are discussed above under Revenue, Gross Profit, and Selling, General and Administrative expenses.

Liquidity and Capital Resources

                                                                                   Balances as of
                                                           -----------------------------------------------------------
                                                               June 26, 2004                       December 31, 2003
                                                           -----------------------             -----------------------

Cash, cash equivalents & certificates of deposit             $         17,821                  $            32,393
Working capital                                              $          6,663                  $             7,813
Current ratio                                                        1.2 to 1                             1.2 to 1
Long-term debt                                               $         11,952                  $            13,089
Ratio of long-term debt to equity                                      1 to 3                               1 to 3
Installment loan portfolio                                   $         11,011                  $            10,114

Operating activities during the first half of 2004 used net cash of $12,062.

The increase in accounts receivable and reduction in cash and cash equivalents from December 31, 2003 to June 26, 2004 is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables, resulting in higher year end cash balances. Additionally, the Company's inventory levels, taking into account the number of operating facilities, are historically lower at year end during the idle period and return to normal levels at the end of the first quarter of the year.

The Company's capital expenditures were $290 for the six months ended June 26, 2004, as compared to $227 for the comparable period of 2003. Capital expenditures during these periods included normal property, plant and equipment additions and replacements.

The decrease in long-term debt was due to scheduled principal payments and a $1,555 pay-down on the real estate term loan using a portion of the proceeds from sale of a manufacturing facility in January 2004.

On August 6, 2003, the Company amended its credit facility (the "Credit Facility") with its primary bank, whose chairman is a director of the Company. The new Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000, which are cross-secured and cross-defaulted. The Company used the long-term portion of the new facility, together with $2,000 cash, to repay the outstanding amount on the revolving line of credit. The maturity date for the revolving line of credit remains unchanged at April 2005. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2002, as noted in the following table.

                        Tangible Net Worth               Credit Facility
                            ("TNW")                         Available
                    --------------------------      -------------------------
                        Above $50,000                   30% of TNW
                        $50,000 - $38,000               $15,000
                        $38,000 - $23,000               $15,000 to zero (dollar
                                                        for dollar reduction)

At June 26, 2004, $8,891 was available under the revolving line of credit, of which no amount was outstanding.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

                          Tangible Net Worth
                               ("TNW")                     Interest Rate
                       --------------------------      -------------------------
                          Above $77,000                   Prime less 0.50%
                          $77,000 - $65,000               Prime
                          $65,000 - $58,000               Prime plus 0.25%
                          $58,000 - $38,000               Prime plus 1.00%
                          Below $38,000                   Prime plus 2.00%

The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $7,160 and $8,895 was outstanding at June 26, 2004 and December 31, 2003 respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to
(i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000,
(iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.25 to 1 commencing with the nine months ending December 31, 2003 (1.5 to 1 and 1.75 to 1 for the years ending December 31, 2004 and
2005), and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At June 26, 2004, the Company was in compliance with its debt covenants.

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future.* CIS is currently re-selling loans to other lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases.* There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements.*

The Company currently believes existing cash and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund the Company's operations and plans for the next twelve months.* However, there can be no assurances to this effect. If it is not, or if the Company is unable to remain in compliance with its covenants under its Credit Facility, the Company would seek to maintain or enhance its liquidity position and capital resources through modifications to or waivers under the Credit Facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond the control of the Company.*

Projected cash to be provided by operations in the coming year is largely dependent on sales volume. The Company's manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. The Company's sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. Throughout the past five years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. However, new lenders are beginning to enter or re-enter the market which may provide liquidity to support a potential rebound in industry sales. * Unfavorable changes in these factors and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.

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

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consisted of fixed

__________________________________________
*See Safe Harbor Statement on page 21.

rate contracts with interest rates generally ranging from 8.0% to 15.0% and an average original term of 269 months at June 26, 2004. At June 26, 2004, the estimated fair value of installment contracts was $10,993. The Company estimated the fair value of its installment contracts receivable using discounted cash flows and interest rates offered by CIS on similar contracts at that time.

The Company has two industrial development revenue bond issues and a revolving line of credit that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. At June 26, 2004, the estimated fair value of borrowings was $14,055. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time.

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

Item 4: Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held May 19, 2004, and the stockholders elected ten directors. The following is a tabulation of voting on this matter:

                                                         Shares Voting
                                                     For               Withheld
                                              --------------------------------------
John W. Allison                                      16,259,734              70,614

Thomas A. Broughton, III                             15,373,434             956,914

Barry B. Donnell                                     16,114,534             215,814

Norman W. Gayle, III                                 16,258,637              71,711

Lee Roy Jordan                                       16,108,612             221,736

A. Douglas Jumper, Sr.                               16,258,908              71,440

John W. Lowe                                         15,374,112             956,236

David A. Roberson                                    16,114,534             215,814

Bobby Tesney                                         16,259,734              70,614

J. Don Williams                                      16,259,634              70,714

The stockholders also ratified the Board of Director's appointment of Deloitte & Touche, LLP as Independent Certified Public Accountants for the Company. The appointment was ratified by a vote of 16,126,085 for and 169,896 against.

Item 5:  Other Information

On March, 3, 2003, the Company received notification from the New York Stock Exchange ("NYSE") that the Company had fallen below the NYSE continued listing standards requiring total market capitalization of not less than $50,000 over a 30-day trading period and total stockholders' equity of not less than $50,000. While the Company's market capitalization has rebounded above original NYSE requirements, continued adverse market conditions have maintained pressure on industry sales and have constrained the Company's profitability, thus somewhat limiting the Company's progress with regard to stockholders' equity. Additionally, the NYSE has recently proposed changes that would raise the thresholds for both market capitalization and stockholders' equity to $75,000. Accordingly, since the Company fully complied with the requirements of the American Stock Exchange ("Amex"), the Company changed its listing, and its common stock (CAV) began trading on the Amex effective March 5, 2004.

The Sarbanes-Oxley Act of 2002 (the "Act") has introduced many new requirements applicable to the Company regarding corporate governance and financial reporting. Section 404 of the Act requires management to report on the Company's internal controls over financial reporting and for the Company's registered public accountant to attest to this report. Section 404 is effective December 31, 2004 if the Company qualifies as an "accelerated filer," which is defined as a company with public float of at least $75,000 at the end of the second quarter of the year. Based on the Company's public float as of June 26, 2004, the Company will qualify as an accelerated filer and will be required to comply with
Section 404 for the year ending December 31, 2004. The Company expects to devote substantial time and resources and will incur substantial costs during 2004 to ensure compliance.

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

    (b) Current Report on Form 8-K.
             (a) The Company filed a Current Report on Form 8-K on April 29,
                 2004, with respect to a press release announcing the year-to-date financial results for the period ended March 27, 2004.
             (b) The Company filed a Current Report on Form 8-K on June 23,
                 2004, with respect to a press release regarding the year-to-date financial results for the period ended June 26, 2004.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
                                              Cavalier Homes, Inc.
                                              --------------------
                                              Registrant

Date: July 30, 2004                           /s/ David A. Roberson
                                              ----------------------------------
                                              David A. Roberson - President
                                              and Chief Executive Officer

Date: July 30, 2004                           /s/ Michael R. Murphy
                                              ----------------------------------
                                              Michael R. Murphy -
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)

                                                    PART II. - EXHIBIT 11
                                           CAVALIER HOMES, INC. AND SUBSIDIARIES
                                      COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE


                                                                                          Quarter Ended
                                                                            ------------------------------------------
                                                                                June 26,                  June 28,
                                                                                  2004                     2003
                                                                            -----------------        -----------------

   Net loss                                                             $           (599,000)    $           (409,000)
                                                                            =================        =================

 SHARES:

   Weighted average common shares - basic                                         17,894,513               17,665,644

   Dilutive effect if stock options and warrants were exercised                            -                        -
                                                                            -----------------        -----------------
   Weighted average common shares - diluted                                       17,894,513               17,665,644
                                                                            =================        =================
   Basic and diluted loss per share:

   Net loss                                                             $              (0.03)    $              (0.02)
                                                                            =================        =================


                                                                                        Year-to-Date Ended
                                                                            ------------------------------------------
                                                                                June 26,                  June 28,
                                                                                  2004                     2003
                                                                            -----------------        -----------------
   Net loss                                                             $         (2,481,000)    $         (6,591,000)
                                                                            =================        =================

 SHARES:

   Weighted average common shares - basic                                         17,800,077               17,665,644

   Dilutive effect if stock options and warrants were exercised                            -                        -
                                                                            -----------------        -----------------
   Weighted average common shares - diluted                                       17,800,077               17,665,644
                                                                            =================        =================
   Basic and diluted loss per share:

   Net loss                                                            $               (0.14)    $              (0.37)
                                                                            =================        =================

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

                    b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: July 30, 2004                        /s/ David A. Roberson
                                           -------------------------------------
                                           David A. Roberson
                                           President and Chief Executive Officer

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

                    b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    c) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

            5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: July 30, 2004                                 /s/ Michael R. Murphy
                                                    ---------------------
                                                    Michael R. Murphy
                                                    Chief Financial Officer

                                  EXHIBIT 32(a)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended June 26, 2004 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  July 30, 2004              By:      /s/ David A. Roberson
                                  ----------------------------------------------
                                  David A. Roberson
                                  Chief Executive Officer

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

                                  EXHIBIT 32(b)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended June 26, 2004 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  July 30, 2004              By:      /s/ Michael R. Murphy
                                  ----------------------------------------------
                                  Michael R. Murphy
                                  Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Cavalier Homes, Inc. and will be retained by Cavalier Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.