Form 10-Q
period 2004-09-25
CAVALIER HOMES INC
filed 2004-11-15
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                  FORM 10-Q
                                  ---------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 25, 2004


                                                   OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from _________________ to __________________


                           Commission File Number 1-9792

                                Cavalier Homes, Inc.
                                --------------------
                (Exact name of Registrant as specified in its charter)


          Delaware                                          63-0949734
-------------------------------                             -----------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ____ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                                 Outstanding at November 12, 2004
---------------------------                     --------------------------------
Common Stock, $0.10 Par Value                         17,971,774 Shares


                           CAVALIER HOMES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED BALANCE SHEETS
                (Unaudited - dollars in thousands except per share amounts)
                                                                        September 25,   December 31,
 ASSETS                                                                    2004            2003
                                                                      ---------------  -------------
 CURRENT ASSETS:
      Cash and cash equivalents                                      $        17,083  $      32,393
      Accounts receivable, less allowance for losses of
        $78 (2004) and $102 (2003)                                            16,030          1,939
      Notes and installment contracts receivable - current, including
        held for resale $2,234 (2004) and $2,157 (2003)                        2,304          2,238
      Inventories                                                             19,293         10,964
      Deferred income taxes                                                      693            693
      Other current assets                                                     1,346          2,879
                                                                      ---------------  -------------
             Total current assets                                             56,749         51,106
                                                                      ---------------  -------------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                          34,272         37,192
                                                                      ---------------  -------------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $953 (2004) and $1,030 (2003)              5,614          6,846
                                                                      ---------------  -------------
 OTHER ASSETS                                                                  3,847          3,389
                                                                      ---------------  -------------
 TOTAL                                                               $       100,482  $      98,533
                                                                      ===============  =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                              $         1,744  $       3,447
      Note payable under retail floor plan agreement                             945              -
      Accounts payable                                                         9,614          3,844
      Amounts payable under dealer incentive programs                          4,460          5,828
      Accrued compensation and related withholdings                            3,887          2,664
      Accrued insurance                                                        7,138          6,385
      Estimated warranties                                                    12,545         13,475
      Reserve for repurchase commitments                                       2,400          3,070
      Other accrued expenses                                                   4,834          4,580
                                                                      ---------------  -------------
           Total current liabilities                                          47,567         43,293
                                                                      ---------------  -------------
 DEFERRED INCOME TAXES                                                           693            693
                                                                      ---------------  -------------
 LONG-TERM DEBT                                                               11,719         13,089
                                                                      ---------------  -------------
 OTHER LONG-TERM LIABILITIES                                                       -            471
                                                                      ---------------  -------------
 COMMITMENTS AND CONTINGENCIES (NOTE 8)
 STOCKHOLDERS' EQUITY:
   Series A Junior Participating Preferred Stock, $0.01 par value;
        200,000 shares authorized, none issued                                     -              -
   Preferred Stock, $0.01 par value; 300,000 shares authorized,
        none issued                                                                -              -
   Common stock, $0.10 par value; 50,000,000 shares authorized,
        18,989,074 (2004) and 18,692,944 (2003) shares issued                  1,899          1,869
   Additional paid-in capital                                                 56,851         55,952
   Accumulated deficit                                                       (14,146)       (12,733)
   Treasury stock, at cost; 1,017,300 (2004 and 2003) shares                  (4,101)        (4,101)
                                                                      ---------------  -------------
          Total stockholders' equity                                          40,503         40,987
                                                                      ---------------  -------------
 TOTAL                                                               $       100,482  $      98,533
                                                                      ===============  =============

                        See notes to condensed consolidated financial statements.

                              CAVALIER HOMES, INC. AND SUBSIDIARIES
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited - dollars in thousands except per share amounts)


                                                                               Quarter Ended
                                                                      -------------------------------
                                                                       September 25,    September 27,
                                                                           2004            2003
                                                                      ---------------  -------------
 REVENUE                                                             $        60,003  $      63,863
 COST OF SALES                                                                49,495         53,952
 SELLING, GENERAL AND ADMINISTRATIVE                                           9,377          9,382
 IMPAIRMENT AND OTHER RELATED CHARGES                                              -            122
                                                                      ---------------  -------------
 OPERATING INCOME                                                              1,131            407
 OTHER INCOME (EXPENSE):
     Interest expense                                                           (260)          (204)
     Other, net                                                                  211            161
                                                                      ---------------  -------------
                                                                                 (49)           (43)
                                                                      ---------------  -------------
 INCOME BEFORE INCOME TAXES                                                    1,082            364
 INCOME TAX  PROVISION (BENEFIT)                                                  14           (579)
                                                                      ---------------  -------------
 NET INCOME                                                          $         1,068  $         943
                                                                      ===============  =============
 BASIC AND DILUTED INCOME PER SHARE:
 NET INCOME                                                          $          0.06  $        0.05
                                                                      ===============  =============
 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                              17,935,730     17,665,644
                                                                      ===============  =============
 WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                            18,186,536     17,710,286
                                                                      ===============  =============


                                                                            Year-to-Date Ended
                                                                      ------------------------------
                                                                       September 25,    September 27,
                                                                           2004            2003
                                                                      ---------------  -------------
 REVENUE                                                             $       158,124  $     191,795
 COST OF SALES                                                               131,305        164,145
 SELLING, GENERAL AND ADMINISTRATIVE                                          28,033         33,343
 IMPAIRMENT AND OTHER RELATED CHARGES                                              -            176
                                                                      ---------------  -------------
 OPERATING LOSS                                                               (1,214)        (5,869)
 OTHER INCOME (EXPENSE):
     Interest expense                                                           (849)          (765)
     Other, net                                                                  673            407
                                                                       ---------------  -------------
                                                                                (176)          (358)
                                                                      ---------------  -------------
 LOSS BEFORE INCOME TAXES                                                     (1,390)        (6,227)
 INCOME TAX  PROVISION (BENEFIT)                                                  23           (579)
                                                                      ---------------  -------------
  NET LOSS                                                            $       (1,413) $      (5,648)
                                                                      ===============  =============

 BASIC AND DILUTED LOSS PER SHARE:
 NET LOSS                                                             $        (0.08) $       (0.32)
                                                                      ===============  =============
 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                              17,845,967     17,665,644
                                                                      ===============  =============
 WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                            17,845,967     17,665,644
                                                                      ===============  =============

                       See notes to condensed consolidated financial statements.


                                CAVALIER HOMES, INC. AND SUBSIDIARIES
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (Unaudited - in thousands)

                                                                                   Year-to-Date Ended
                                                                               ---------------------------

                                                                               September 25,   September 27,
                                                                                   2004             2003
                                                                                -----------     -----------
                                                                                               (As restated,
                                                                                                 see Note 2)
 OPERATING ACTIVITIES:
   Net loss                                                                  $     (1,413)   $     (5,648)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                2,643           3,569
        Provision for (recovery of) credit and accounts receivable losses            (339)            124
        Loss (gain) on sale of property, plant and equipment                            3          (1,410)
        Impairment and other related charges                                            -             176
        Other, net                                                                   (523)           (241)
        Changes in assets and liabilities:
             Accounts receivable                                                  (14,078)         (8,625)
             Inventories                                                           (8,329)          5,296
             Income taxes                                                             (93)          5,738
             Accounts payable                                                       5,770             234
             Other assets and liabilities                                           1,225          (8,521)
                                                                               -----------     -----------
        Cash used in operations                                                   (15,134)         (9,308)

             Installment contracts originated for resale                          (25,994)        (28,430)
             Sale of installment contracts                                         25,539          27,298
             Principal collected on installment contracts originated for resale     1,539           1,399
                                                                               -----------     -----------
        Net cash used in operating activities                                     (14,050)         (9,041)
                                                                               -----------     -----------

 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                         219           4,871
   Capital expenditures                                                              (416)           (266)
   Notes and installment contracts originated for investment                         (197)           (429)
   Principal collected on notes and installment contracts originated for investment   225             259
   Other investing activities                                                         109             (18)
                                                                               -----------     -----------
        Net cash provided by (used in) investing activities                           (60)          4,417
                                                                               -----------     -----------

 FINANCING ACTIVITIES:
   Net borrowings (payments) on notes payable                                         945             (67)
   Payments on long-term debt                                                      (3,073)        (16,081)
   Proceeds from long-term borrowings                                                   -          10,000
   Proceeds from exercise of stock options                                            928               -
                                                                               -----------     -----------
        Net cash used in financing activities                                      (1,200)         (6,148)
                                                                               -----------     -----------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (15,310)        (10,772)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                    32,393          34,939
                                                                               -----------     -----------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                    $     17,083    $     24,167
                                                                               ===========     ===========

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                             $        807    $        797
        Income taxes                                                         $        115    $     (6,645)

                            See notes to condensed consolidated financial statements.

                              CAVALIER HOMES, INC. AND SUBSIDIARIES
                      Notes to Condensed Consolidated Financial Statements
                    (Unaudited - dollars in thousands except per share amounts)

1. BASIS OF PRESENTATION
   o The accompanying condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of September 25, 2004, and the results of its operations for the quarter and year-to-date periods ended September 25, 2004 and September 27, 2003, and the results of its cash flows for the year-to-date periods ended September 25, 2004 and September 27, 2003. All such adjustments are of a normal, recurring nature.

   o The results of operations for the quarter and year-to-date periods ended September 25, 2004 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2003 Annual Report on Form 10-K/A.

   o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding - basic or weighted average shares outstanding - diluted as detailed below:


                                                        Quarter Ended                Year-to-Date Ended
                                                 --------------------------      -----------------------------
                                                 September 25,  September 27,    September 25,     September 27,
                                                    2004           2003               2004             2003
                                                 -----------    -----------       ------------    -------------

 Weighted average common shares
                 outstanding-basic                17,935,730     17,665,644         17,845,967       17,665,644

 Dilutive effect if stock options
                 were exercised                      250,806         44,642                 -                -
                                                 -----------    -----------       ------------    -------------
 Weighted average common shares
                 outstanding-diluted              18,186,536     17,710,286         17,845,967       17,665,644
                                                 ===========    ===========       ============    =============

         All options and warrants that would have an antidilutive effect on net income (loss) per share were excluded in the computation of diluted net income (loss) per share. The maximum antidilutive options and warrants for the quarter ended September 25, 2004 and September 27, 2003, were 1,337,421 and 2,627,429, respectively. The maximum antidilutive options and warrants for the year-to-date ended September 25, 2004 and September 27, 2003 were 2,280,933 and 2,792,599 respectively.

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

                                                                     Quarter Ended                          Year-to-Date Ended
                                                          -----------------------------------    ----------------------------------
                                                           September 25,       September 27,        September 25,      September 27,
                                                               2004                2003                 2004                 2003
                                                          ---------------     ---------------    -----------------   ---------------
Net income (loss), as reported                            $        1,068      $         943       $        (1,413)          (5,648)
Less:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                          (2)               (28)                  (42)             (54)
                                                          ---------------     ----------------    ----------------   ---------------
  Pro forma                                               $        1,066      $         915                (1,455)          (5,702)
                                                          =================   ================    ================   ===============

Basic and diluted income (loss) per share:
  As reported                                             $         0.06      $        0.05       $         (0.08)    $       (0.32)
  Pro forma                                               $         0.06      $        0.05       $         (0.08)    $       (0.32)

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                        Quarter Ended                              Year-to-Date
                                              ------------------------------------     --------------------------------------
                                               September 25,        September 27,        September 25,        September 27,
                                                    2004                 2003                 2004                 2003
                                              ----------------    -----------------    -----------------    -----------------
Dividend yield                                          0.00%                0.00%                0.00%                0.00%
Expected volatility                                    62.51%               62.94%               62.51%               62.79%
Risk free interest rate                                 3.52%                2.39%                3.52%                2.55%
Expected lives                                      5.0 years            5.0 years            5.0 years            5.0 years

2.    RESTATEMENT OF CASH FLOW ACTIVITY
      The Company recently became aware that Statement of Financial Accounting Standards ("SFAS") No. 102, Statement of Cash Flows- Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, requires separate presentation in the cash flow statement of transactions involving installment contracts originated for resale from those originated for investment. The Company has historically reported all installment loan activity as investing activities. Accordingly, the Company's Consolidated Statement of Cash Flows has been restated for the year-to-date period ended September 27, 2003, to classify the origination, collection and sale of loans originated for resale as operating activities rather than investing activities. The restatement had no effect on the Consolidated Statement of Operations for such period. Installment contracts originated for resale are reflected at the lower of cost or market in the accompanying Condensed Consolidated Balance Sheets. The restatement of the Consolidated Statement of Cash Flows had the following effect:

                                                                             Year-to-Date Ended
                                                                             September 27, 2003
                                                                 --------------------------------------------
                                                                                            As Previously
                                                                     As Restated               Reported
                                                                 --------------------    --------------------
        Net cash used in operating activities                              (9,041)                    (10,286)

        Net cash provided by investing activities                           4,417                       5,662

3. RECENT ACCOUNTING PRONOUNCEMENT AND OTHER REGULATION
     In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 (FIN 46). FIN 46 requires certain variable interest entities (also formerly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities--an interpretation of ARB 51 (revised December 2003) ("FIN 46R"), which includes significant amendments to previously issued FIN 46. Adoption of FIN 46R is required for financial statements issued after March 15, 2004. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

     The Sarbanes-Oxley Act of 2002 (the "Act") has introduced many new requirements applicable to the Company regarding corporate governance and financial reporting. Section 404 of the Act requires management to report on the Company's internal controls over financial reporting and for the

     Company's registered public accountant to attest to this report. Section 404 of the Act applies to the Company effective December 31, 2004 if the Company qualifies as an "accelerated filer," which is defined as a company with public float of at least $75,000 at the end of the second quarter of the year. Based on the Company's public float as of June 26, 2004, the Company does qualify as an accelerated filer and will be required to comply with Section 404 for the year ending December 31, 2004. Accordingly, the Company expects to devote substantial time and resources and will incur substantial costs during 2004 to comply with Section 404.

4.   INVENTORIES
     Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at September 25, 2004 and December 31, 2003 were as follows:


                                                  September 25,      December 31,
                                                       2004              2003
                                                 --------------    -------------

                     Raw materials               $       13,034    $       7,791
                     Work-in-process                      1,251            1,083
                     Finished goods                       5,008            2,090
                                                 --------------    -------------
                     Total inventory             $       19,293    $      10,964
                                                 ==============    ==============

5.   IMPAIRMENT AND OTHER RELATED CHARGES
     For any exit or disposal activities initiated after December 31, 2002, the Company has adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. During 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides that a long-lived asset or asset group that is to be sold shall be classified as "held for sale" if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. The Company has idle assets of $10,474 (2004) and $13,901 (2003) recorded at estimated fair values which are comprised primarily of closed home manufacturing facilities which the Company is attempting to sell. With the exception of a home manufacturing facility sold in January 2004, management does not have evidence that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as "held and used" and depreciation has continued on these assets.

     In July 2003, Cavalier announced its decision to close an under-performing home manufacturing plant in Shippenville, Pennsylvania for which the Company recorded impairment and other related charges during the third quarter of 2003 of $122, primarily for employee severance benefits incurred during the quarter. The Company recorded impairment charges for the write-down of property, plant and equipment of $54 in the second quarter of 2003 relating to the closing of an under-performing retail location in Pennsylvania.

6.   INCOME TAXES
     During the third quarter of 2004, the Company recorded an income tax provision of $14 for state income taxes payable for subsidiaries in states for which the Company does not have a net operating loss carry-forward. In the third quarter of 2003, the Company recognized an income tax benefit of $579 representing adjustments to prior years' tax provisions that became appropriate given the results of the recent Internal Revenue Service audit of the Company's federal income tax returns; however, the Company did not record any tax benefit for net operating losses in the first nine months of 2004 and 2003 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109 Accounting for Income Taxes. Due to the Jobs Creation and Workers' Assistance Act that was passed in March 2002, which allowed companies to carry back net operating losses (through 2002) five years instead of two, as provided under the previous rules, the Company received an income tax refund in March of 2003 in the amount of $6,425.

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


                                                 Quarter Ended                           Year-to-Date Ended
                                        ------------------------------------    ------------------------------------
                                         September 25,       September 27,       September 25,       September 27,
                                             2004                2003                2004                2003
                                        ----------------   -----------------    ----------------    ----------------
Balance, beginning of period             $      12,700      $       14,400       $      13,475       $      15,000
Warranty expense, net                            3,142               4,780               9,757              17,150
Payments                                        (3,297)             (5,330)            (10,687)            (18,300)
                                        ----------------   -----------------    ----------------    ----------------
Balance, end of period                   $      12,545      $       13,850       $      12,545              13,850
                                        ================   =================    ================    ================

8.   CREDIT ARRANGEMENTS
     On October 26, 2004, the Company amended its credit facility (the "Credit Facility") with its primary lender to extend the maturity date under the revolving line of credit available under the Credit Facility to April 2007. The Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000, which are cross-secured and cross-defaulted. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2003, as noted in the following table.

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
                                 $38,000 - $23,000             $15,000 to zero (dollar
                                                                for dollar reduction)

At September 25, 2004, $8,891 was available, after deducting letters of credit of $6,109, under the revolving line of credit, of which no amount was outstanding.

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

     The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $6,946 and $8,895 was outstanding at September 25, 2004 and December 31, 2003 respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

     The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.35 to 1 commencing with the year ending December 31, 2005 and 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary to comply with certain specified restrictions and financial covenants. At September 25, 2004, the Company was in compliance with its debt covenants, as amended.

     The Company entered into a retail floor plan agreement during the third quarter of 2004 for its Company-owned retail stores. At September 25, 2004, the Company had $945 outstanding under this agreement. The note is collateralized by certain Company-owned retail stores' inventories and bears interest at rates ranging from prime to prime plus 2.5% based on the age of the home.

9. COMMITMENTS AND CONTINGENCIES
   o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 to 24 months) and the risk of loss is further reduced by the resale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $70,000 at September 25, 2004. The Company has a reserve for estimated repurchase commitments based on prior experience and market conditions. Activity in the reserve for repurchase commitments was as follows:

                                                             Quarter Ended                       Year-to-Date Ended
                                                   -----------------------------------   -----------------------------------
                                                    September 25,      September 27,      September 25,      September 27,
                                                        2004               2003               2004               2003
                                                   ----------------   ----------------   ----------------   ----------------
Balance, beginning of period                       $        2,700      $       3,500       $      3,070       $      4,000
Provision for losses on inventory repurchases, net           (268)              (351)              (342)              (166)
Recoveries (payments), net                                    (32)               151               (328)              (534)
                                                   ----------------   ----------------   ----------------   ----------------
Balance, end of period                             $        2,400      $       3,300       $      2,400       $      3,300
                                                   ================   ================   ================   ================

o The Company's workers' compensation (prior to February 1, 1999 and after April 1, 2001), product liability and general liability (prior to April 1, 2001) insurance coverages' were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. At September 25, 2004, the Company was contingently liable for retention amounts up to a maximum of approximately $18,370, for which the Company has reserved $4,638, for any additional losses related to prior periods.

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

o The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third equity interest. The guarantees are limited to 40% of the outstanding debt. At September 25, 2004, $2,696 of debt was outstanding, of which the Company had guaranteed $1,079.

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

10.  SEGMENT INFORMATION
     The Company's reportable segments are organized around products and services. The Home manufacturing segment is comprised of the Company's five manufacturing divisions (seven home manufacturing plants) and its supply companies which sell their products primarily to the manufacturing divisions. Through its Home manufacturing segment, the Company designs and manufactures homes which are sold in the United States to a network of dealers which includes three Company-owned retail locations. Through its Financial services segment, the Company primarily offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's Retail segment is comprised of Company-owned retail lots that derive their revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expense) or income tax provision (benefit).

                                                        Quarter Ended                               Year-to-Date Ended
                                         --------------------------------------------   --------------------------------------------
                                         September 25, 2004      September 27, 2003     September 25, 2004      September 27, 2003
                                         --------------------    --------------------   --------------------    --------------------
Gross revenue:
  Home manufacturing                                $ 64,186                $ 62,463              $ 170,483               $ 187,594
  Financial services                                     647                     652                  1,868                   2,008
  Retail                                               2,411                   2,423                  5,903                   5,750
                                         --------------------    --------------------   --------------------    --------------------
      Gross revenue                                 $ 67,244                $ 65,538              $ 178,254               $ 195,352
                                         ====================    ====================   ====================    ====================
Intersegment revenue:
  Home manufacturing                                 $ 7,241                 $ 1,675               $ 20,130                 $ 3,557
  Financial services                                       -                       -                      -                       -
  Retail                                                   -                       -                      -                       -
                                         --------------------    --------------------   --------------------    --------------------
      Intersegment revenue                           $ 7,241                 $ 1,675               $ 20,130                 $ 3,557
                                         ====================    ====================   ====================    ====================
Revenue from external customers:
  Home manufacturing                                $ 56,945                $ 60,788              $ 150,353               $ 184,037
  Financial services                                     647                     652                  1,868                   2,008
  Retail                                               2,411                   2,423                  5,903                   5,750
                                         --------------------    --------------------   --------------------    --------------------
      Total revenue                                 $ 60,003                $ 63,863              $ 158,124               $ 191,795
                                         ====================    ====================   ====================    ====================
Operating income (loss):
  Home manufacturing                                 $ 2,440                 $ 1,393                $ 2,444                $ (2,897)
  Financial services                                     226                     108                    451                     342
  Retail                                                   3                     156                    (26)                    275
  Elimination                                            (26)                    120                   (145)                    264
                                         --------------------    --------------------   --------------------    --------------------
  Segment operating income (loss)                      2,643                   1,777                  2,724                  (2,016)
  General corporate                                   (1,512)                 (1,370)                (3,938)                 (3,853)
                                         --------------------    --------------------   --------------------    --------------------
      Operating income (loss)                        $ 1,131                   $ 407               $ (1,214)               $ (5,869)
                                         ====================    ====================   ====================    ====================

                                                                                        September 25, 2004       December 31, 2003
                                                                                        --------------------    --------------------
 Identifiable assets:
  Home manufacturing                                                                               $ 70,873                $ 62,311
  Financial services                                                                                 13,863                  13,364
  Retail                                                                                              4,536                   2,987
                                                                                        --------------------    --------------------
  Segment assets                                                                                     89,272                  78,662
  General corporate                                                                                  11,210                  19,871
                                                                                        --------------------    --------------------
      Total assets                                                                                $ 100,482                $ 98,533
                                                                                        ====================    ====================

                                  PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements (See pages 2 through 10)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Condensed Consolidated Statement of Cash Flows for the year-to-date period ended September 27, 2003, as described in Note 2 to the Condensed Consolidated Financial Statements.

Overview
Cavalier Homes, Inc. and its subsidiaries produce, sell and finance manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. The industry also has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels, each of which have contributed to a reduction in wholesale industry shipments to a 41 year low in 2003 which has continued through August 2004.

Industry/Company Shipments and Market Share
The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were down 61% cumulatively from January 1, 1999 through December 31, 2003 as noted in the following table:

                                                       Floor Shipments
         --------------------------------------------------------------------------------------------------------
                            Nationwide                                     Cavalier's Core 11 States
         ---------------------------------------------------  ---------------------------------------------------
                    Increase                  Increase                          Increase               Increase
                    (decrease)               (decrease)    Market              (decrease)             (decrease)     Market
Year Industry from prior year Cavalier from prior year Share Industry from prior year Cavalier from prior year Share
-------  ---------  ------------- --------  -------------- -----  ---------  -------------- --------  -------------- -------
1998      608,921                  36,517                   6.0%    311,841                 32,166                    10.3%
1999      582,498      -4.3%       34,294       -6.1%       5.9%    284,705        -8.7%    30,070        -6.5%       10.6%
2000      431,787     -25.9%       18,590      -45.8%       4.3%    199,276       -30.0%    15,941       -47.0%        8.0%
2001      342,321     -20.7%       21,324       14.7%       6.2%    149,162       -25.1%    17,884        12.2%       12.0%
2002      304,370     -11.1%       21,703        1.8%       7.1%    124,127       -16.8%    18,039         0.9%       14.5%
2003      240,180     -21.1%       12,411      -42.8%       5.2%     87,265       -29.7%    10,584       -41.3%       12.1%

During this industry downturn, the Company's shipments fell in 1999 and 2000 disproportionately to the industry decline which the Company believes was due to its strategy, early in the downturn, of working closely with its dealers to assist them in reducing retail inventories, which also lessened the Company's risk severity associated with dealer failures. The years 2001 and 2002 resulted in significant market share gains for the Company due mainly to the Company's aggressive marketing strategies, especially product offerings, which are core to its plan for returning to profitability. In 2003, the Company believes its 1.9 percentage point reduction in market share was due to several factors. External causes include an intensely competitive marketplace and a lack of chattel (home only) financing for all homes, especially single section homes, in the industry, and internally, the Company's momentum was negatively impacted by the consolidation of its sales force and the closing of 7 home manufacturing facilities. For 2004, industry sources' recently revised projections indicate annual home shipment levels ranging from flat to a 3% increase over 2003. We believe a significant portion of the 2004 improvement, if any, will be based on single section home shipments due both to improved financing availability for single section homes coupled with the industry's FEMA order of approximately 4,000 units. * During the first eight months of 2004, the Company's floor shipments fell 26.3% from the same period in 2003, while industry wide shipments fell 6.0%, with the Company's market share being 4.2%. In the Company's core states, its market share was 10.7%, with shipments falling 22.8% compared to the industry decrease of 12.1% in those states. Despite the positive signals on the industry's direction that were evident after the first quarter, the Company continues to face a difficult operating environment, evident in inconsistent swings in industry shipments month-to-month. Able to redirect its focus from plant closures and down-sizing, the Company believes it is well-positioned to work toward its goal to strengthen its competitive position in the marketplace going forward with a value-packed product line, including broader product offerings on price points as well as enhanced features and the continued marketing of a line of modular homes.*

Industry Finance Environment
Relaxed credit standards were a major factor contributing to the manufactured housing industry growth in the 1990s, which ultimately resulted in a change in the financing approach in the industry due to under-performing manufactured housing loans. Throughout the past five years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. In May 2004, Chase Financial, which has previously represented an important source of retail lending for manufactured housing customers, announced its withdrawal from the retail financing market. However, during 2003 and to-date in 2004, there are indications that some lenders are beginning to enter or re-enter the market which could provide the necessary liquidity to support a potential rebound in industry sales. * In August 2003, Federal National Mortgage Association ("FNMA"), a source of retail mortgage financing for manufactured homes, put in place certain restrictive standards and terms for its manufactured home loans but, subsequently, in February 2004, announced plans to increase its financing of the industry by partnering with select lenders which will evaluate loans and offering more favorable credit terms to consumers. In addition, in June 2003, US Bank, a new retail lender, announced plans for entrance into the manufactured housing market and has subsequently offered chattel lending in the 48 contiguous states and land/home financing in several states with plans to enter the remaining states for land/home financing by the end of 2004. GMAC-RFC (chattel and mortgage) and Green Tree Financial Services (chattel) announced, in February 2004, that they

________________________________________
*See Safe Harbor Statement on page 22.

each planned entry into manufactured housing lending for retail customers. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single section products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is greater. The Company believes that the possibility exists that the finance companies' plans to enter the manufactured housing market may not come to fruition or that there could be a loss of additional lenders from the industry. *

Raw Materials Cost and Gross Margin
The Company's gross margin has improved primarily due to lower trailing costs associated with the plants closed during the last quarter of 2002 and the third quarter of 2003 and sales price increases in 2004 over the third quarter of 2003. However, gross margin has been negatively impacted by (1) escalating lumber prices, beginning in May 2003, due to military demand in Iraq and strong new home sales, as well as to the plywood industry's maintenance of lean inventory to stem over-supply before these unforeseen events, (2) continuing cost increases in steel and steel related items due to foreign demand, (3) rising costs of electrical supplies, namely copper wire, (4) price increases in panels and gypsum-related products and (5) increased delivery and petroleum-based products costs due to rising oil prices. The Company has experienced tightened supply from its traditional vendors of certain types of raw materials required for the production of its homes. The Company is working to obtain these and substitute products from other vendors which have resulted in higher than normal costs. While the Company seeks to offset rising costs through increasing its selling prices, sudden increases in costs, coupled with dealers' retail sales commitments, can affect the timing and ability of the Company to pass on its cost increases. The Company is uncertain at this time as to the impact the extent and duration of the increased cost will have on the Company's future revenue and earnings, however, recent industry indications appear to point to stabilized prices overall.

Capacity and Overhead Cost
In response to the continued weakening of the manufactured housing industry market conditions, the Company has closed sixteen manufacturing facilities since the first quarter of 1999. For the third quarter of 2004, the manufacturing plants operated at 56% capacity, up from 47% in the first quarter of 2004 and 49% in the second quarter of 2004. During the third quarter of 2004, the Company produced 354 single section homes as part of the Federal Emergency Management Agency's ("FEMA") disaster relief for victims of Hurricane Charley, of which 309 homes were shipped in the third quarter of 2004. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 67% since December 31, 1998. The Company is continuing to evaluate its options regarding capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idling and closings and methods designed to address the Company's financial performance in light of developing market and business conditions.* The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

Outlook
For 2004, the Company expects the market will likely remain sluggish for some time, however, there are some signals that renewed growth in industry shipments may finally be at hand, which may result in the first quarter of 2004 marking the low point of the cycle. * The national economy is stable and showing signs that a recovery may gain traction. The recent industry downturn has reduced excess dealer inventory to the point that an increase in demand will likely translate more directly into new orders. * Meanwhile, the market for repossessed homes continues to stabilize in both price and quantity. Most importantly, however, there are indications that additional industry financing is likely to become available in the future, which could provide the necessary liquidity to support a potential rebound in sales. * It will probably take at least several more months for these positive factors to begin to have a meaningful influence on industry sales, and rising commodity prices for steel, lumber and other materials may impede or delay any industry rebound and the Company may experience continued losses due the factors above. * Longer-term, however, the Company believes the steps taken to reduce its costs and lower its breakeven point will position it to return to profitable operations and strengthen its competitive position in the marketplace going forward.* However, the Company is uncertain at this time as to the impact the extent and duration of the general economic conditions and adverse industry conditions will have on the Company's future revenue and earnings.* Changes in general economic conditions that affect

________________________________________
* See Safe Harbor Statement on page 22.

consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures could affect the future results of operations of the Company.

Results of Operations
The following tables set forth, for the periods and dates indicated, certain financial and operating data, including, as applicable, the percentage of total revenue:


                                                               For the Quarter Ended
                                            --------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                September 25, 2004   September 27, 2003       Difference
                                            -------------------- -------------------- --------------------
Revenue:
  Home manufacturing net sales                56,945                60,788               (3,843)    -6.3%
  Financial services                             647                   652                   (5)    -0.8%
  Retail                                       2,411                 2,423                  (12)    -0.5%
                                            ---------            ----------           ---------- ---------
Total revenue                                 60,003     100.0%     63,863    100.0%     (3,860)   100.0%
Cost of sales                                 49,495      82.5%     53,952     84.5%     (4,457)    -8.3%
                                            ---------  --------- ---------- --------- ---------- ---------
     Gross profit                             10,508      17.5%      9,911     15.5%        597      6.0%

Selling, general and administrative            9,377      15.6%      9,382     14.7%         (5)    -0.1%
Impairment and other related charges               -       0.0%        122      0.2%       (122)  -100.0%
                                            ---------  --------- ---------- --------- ---------- ---------
Operating income                               1,131       1.9%        407      0.6%        724    177.9%
Other income (expense):
   Interest expense                             (260)     -0.4%       (204)    -0.3%        (56)   -27.5%
   Other, net                                    211       0.4%        161      0.3%         50     31.1%
                                            ---------  --------- ---------- --------- ---------- ---------
                                                 (49)     -0.1%        (43)    -0.1%         (6)   -14.0%
                                            ---------  --------- ---------- --------- ---------- ---------
Income before income taxes                     1,082                   364                  718
Income tax provision (benefit)                    14       0.0%       (579)    -0.9%        593      0.0%
                                            ---------  --------- ---------- --------- ---------- ---------
Net income                                     1,068       1.8%        943      1.5%        125     13.3%
                                            =========  ========= ========== ========= ========== =========

                                                              For the Year-to-Date Ended
                                            --------------------------------------------------------------
                                            September 25, 2004   September 27, 2003       Difference
                                            -------------------- -------------------- --------------------
Revenue:
  Home manufacturing net sales               150,353               184,037              (33,684)   -18.3%
  Financial services                           1,868                 2,008                 (140)    -7.0%
  Retail                                       5,903                 5,750                  153      2.7%
                                            ---------            ----------           ---------- ---------
Total revenue                                158,124     100.0%    191,795    100.0%    (33,671)   100.0%
Cost of sales                                131,305      83.0%    164,145     85.6%    (32,840)   -20.0%
                                            ---------  --------- ---------- --------- ---------- ---------
     Gross profit                             26,819      17.0%     27,650     14.4%       (831)    -3.0%

Selling, general and administrative           28,033      17.7%     33,343     17.4%     (5,310)   -15.9%
Impairment and other related charges               -       0.0%        176      0.1%       (176)  -100.0%
                                            ---------  --------- ---------- --------- ---------- ---------
Operating loss                                (1,214)     -0.8%     (5,869)    -3.1%      4,655     79.3%
Other income (expense):
   Interest expense                             (849)     -0.5%       (765)    -0.4%        (84)   -11.0%
   Other, net                                    673       0.4%        407      0.2%        266     65.4%
                                            ---------  --------- ---------- --------- ---------- ---------
                                                (176)     -0.1%       (358)    -0.2%        182     50.8%
                                            ---------  --------- ---------- --------- ---------- ---------

Loss before income taxes                      (1,390)               (6,227)               4,837
Income tax provision (benefit)                    23       0.0%       (579)    -0.3%        602      0.0%
                                            ---------  --------- ---------- --------- ---------- ---------

Net loss                                      (1,413)     -0.9%     (5,648)    -2.9%      4,235     75.0%
                                            =========  ========= ========== ========= ========== =========


OPERATING DATA
                                                              Quarter Ended
                                                -----------------------------------------
                                                 September 25, 2004   September 27, 2003
                                                -------------------- --------------------
Home manufacturing sales:
Floor shipments                                    2,720                 3,193
Home shipments
  Single section                                     580      35.3%        221     12.9%
  Multi section                                    1,063      64.7%      1,486     87.1%
                                                ---------  --------- ---------- ---------
Total shipments                                    1,643     100.0%      1,707    100.0%

Shipments to company-owned retail locations          (39)     -2.4%        (45)    -2.6%
FEMA Shipments                                      (309)    -18.8%          -      0.0%
                                                ---------  --------- ---------- ---------
Wholesale shipments to independent retailers       1,295      78.8%      1,662     97.4%
                                                =========  ========= ========== =========
Retail sales:
  Single section                                      11      20.4%         14     21.9%
  Multi section                                       43      79.6%         50     78.1%
                                                ---------  --------- ---------- ---------
Total sales                                           54     100.0%         64    100.0%
                                                =========  ========= ========== =========
Cavalier produced homes sold                          49      90.7%         59     92.2%
                                                =========  ========= ========== =========
Used homes sold                                        5       9.3%          5      7.8%
                                                =========  ========= ========== =========

Other operating data:

Installment loan purchases                        8,219                 8,643

Capital expenditures                                126                    39

                                                             Year-to-Date Ended
                                                -----------------------------------------
                                                 September 25, 2004   September 27, 2003
                                                -------------------- --------------------
Home manufacturing sales:
Floor shipments                                    7,419                 9,836
Home shipments
  Single section                                     953      22.9%        724     13.7%
  Multi section                                    3,214      77.1%      4,556     86.3%
                                                ---------  --------- ---------- ---------
Total shipments                                    4,167     100.0%      5,280    100.0%

Shipments to company-owned retail locations         (127)     -3.0%        (98)    -1.9%
FEMA Shipments                                      (309)     -7.4%          -      0.0%
                                                ---------  --------- ---------- ---------
Wholesale shipments to independent retailers       3,731      89.5%      5,182     98.1%
                                                =========  ========= ========== =========

Retail sales:
  Single section                                      35      25.0%         37     24.3%
  Multi section                                      105      75.0%        115     75.7%
                                                ---------  --------- ---------- ---------
Total sales                                          140     100.0%        152    100.0%
                                                =========  ========= ========== =========
Cavalier produced homes sold                         124      88.6%        135     88.8%
                                                =========  ========= ========== =========
Used homes sold                                       16      11.4%         17     11.2%
                                                =========  ========= ========== =========

Other operating data:

Installment loan purchases                        26,153                28,802

Capital expenditures                                 416                   266

Home manufacturing facilities (operating)              7                    7

Independent exclusive dealer locations               128                  155

Company-owned retail locations                         3                    3

Quarter ended September 25, 2004 and September 27, 2003
Revenue
Revenue for the third quarter of 2004 totaled $60,003, decreasing $3,860, or 6.0%, from 2003's third quarter revenue of $63,863.

Home manufacturing net sales accounted for virtually the entire decrease, falling to $56,945. Home manufacturing net sales for the third quarter of 2003 were $60,788. Home shipments decreased 3.7%, with floor shipments decreasing by 14.8%. Single-section home shipments, as a percentage of total shipments, increased to 35.3% in the third quarter of 2004 from 12.9% in the third quarter of 2003. Of these shipments, 55.5% in 2004, excluding FEMA units, and 56.8% in 2003 were to exclusive dealers. Actual shipments of homes for the third quarter of 2004 were 1,643 versus 1,707 in 2003. Cavalier attributes the decrease in sales and shipments primarily to continuing adverse industry conditions which effects were partially offset by the Company's participation in building single section homes as part of the Federal Emergency Management Agency's ("FEMA") disaster relief for victims of Hurricane Charley, of which 309 homes were shipped in the third quarter of 2004.

Inventory of the Company's product at all retail locations, including company-owned retail sales centers, decreased to approximately $94,000 at September 25, 2004 from $112,000 a year ago. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment remained constant at $647 for the third quarter of 2004 compared to $652 in 2003. During the third quarter of 2004, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $8,219 and resold installment contracts totaling $9,631. In the same period of 2003, CIS purchased contracts of $8,643 and resold installment contracts totaling $8,352. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $2,411 for the third quarter of 2004 comparable to $2,423 for 2003.

Gross Profit
Gross profit was $10,508, or 17.5% of total revenue, for the third quarter of 2004, versus $9,911, or 15.5%, in 2003. The increase in gross profit is primarily the result of lower trailing costs associated with the plants closed during the last quarter of 2002 and the third quarter of 2003 and sales price increases in 2004 over the third quarter of 2003. However, gross margin has also been negatively impacted by (1) escalating lumber prices, beginning in May 2003, due to military demand in Iraq and strong new home sales, as well as to the plywood industry's maintenance of lean inventory to stem over-supply before these unforeseen events, (2) continuing cost increases in steel and steel related items due to foreign demand, (3) rising cost of electrical supplies, namely copper wire, (4) price increases in panels and gypsum related products and (5) increased delivery and petroleum-based products costs due to rising oil prices.

Selling, General and Administrative
Selling, general and administrative expenses during the third quarter of 2004 were $9,377, or 15.6% of total revenue, compared to $9,382 or 14.7% in 2003. Selling, general and administrative expenses included a $774 reduction in service and warranty costs in the third quarter of 2004 compared to the same period in 2003 offset by a lack of comparable recoveries in 2004 of $475 from an insurance subrogation matter and $251 from a dealer of a prior period loss recorded in the third quarter of 2003.

Impairment and Other Related Charges
During the third quarter of 2003, the Company recorded impairment and other related charges of $122 ($122 after tax or $0.00 per diluted share) related to the closing of an under-performing retail location in Pennsylvania. There were no such charges in the comparable 2004 period.

Operating Income
Operating income for the quarter was $1,131 compared to $407 in the third quarter of 2003. Segment operating results were as follows: (1) Home manufacturing operating income, before intercompany eliminations, was $2,440 in the third quarter of 2004 as compared to $1,393 in 2003. The increased home manufacturing operating profit is primarily due to improved gross profit as discussed above. (2) Financial services operating income was $226 in the third quarter of 2004 as compared to $108 in 2003. The financial services operating income increased in 2004 primarily due to a reduction in the loan loss reserve due to a lower level of installment contracts outstanding. (3) The retail segment's operating income was $3 in the third quarter of 2004, a decline from a profit of $156 in 2003 primarily due to income in the third quarter of 2003 from the release of the Company from a recourse liability that did not recur in 2004.
(4) General corporate operating expense, which is not identifiable to a specific segment, increased from $1,370 in the third quarter of 2003 to $1,512 in 2004 primarily due to expenses associated with compliance efforts under the Sarbanes-Oxley Act of 2002.

Other Income (Expense)
Interest expense remained consistent primarily due to lower debt amounts outstanding offset somewhat by a higher rate on amounts outstanding.

Other, net is comprised of interest income (unrelated to financial services), equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. Other, net increased $50 due primarily to improved earnings in equity investees in the third quarter of 2004 compared to 2003.

Income before Income Taxes
The Company's pre-tax income for the third quarter was $1,082 compared to pre-tax income of $364 in the third quarter of 2003, an improvement of $718 which is primarily due to improved gross profit as discussed above.

Income Tax Provision (Benefit)
During the third quarter of 2004, the Company recorded an income tax provision of $14, for state income taxes payable for subsidiaries in states for which the Company does not have a net operating loss carry-forward. In the third quarter of 2003, the Company recognized an income tax benefit of $579 representing adjustments to prior years' tax provisions that became appropriate given the results of the recent Internal Revenue Service audit of the Company's federal income tax returns; however, the Company did not record any tax benefit for net operating losses in the first nine months of 2004 and 2003 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109 Accounting for Income Taxes.

Net Income
The net income for the third quarter of 2004 was $1,068 or $0.06 per diluted share compared with a net income in the prior-year period of $943 or $0.05 per diluted share. The major components of the differences from 2003 compared to 2004 are discussed above under Gross Profit, Impairment and Other Related Charges and Income Tax Provision (Benefit).

Year-to-date ended September 25, 2004 and September 27, 2003
Revenue
Revenue for the first nine months of 2004 totaled $158,124, decreasing $33,671 or 17.6% from 2003's nine month revenue of $191,795.

Home manufacturing net sales accounted for virtually the entire decrease, falling to $150,353. Home manufacturing net sales for the first nine months of 2003 were $184,037. Home shipments decreased 21.1%, with floor shipments decreasing by 24.6%. Single-section home shipments, as a percentage of total shipments, increased to 22.9% in the first nine months of 2004. Of these shipments, 56.9% in 2004, excluding FEMA units, and 52.0% in 2003 were to exclusive dealers. Actual shipments of homes for the first nine months of 2004 were 4,167 versus 5,280 in 2003. Cavalier attributes the decrease in sales and shipments primarily to continuing adverse industry conditions which effects were partially offset by the Company's participation in building single section homes as part of the FEMA disaster relief for victims of Hurricane Charley, of which 309 homes were shipped in the third quarter of 2004.

Inventory of the Company's product at all retail locations, including company-owned retail sales centers, decreased to approximately $94,000 at September 25, 2004 from $112,000 a year ago. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment decreased 7.0% to $1,868 for the first nine months of 2004 compared to $2,008 in 2003. During the first nine months of 2004, CIS purchased contracts of $26,153 and resold installment contracts totaling $25,539. In the same period of 2003, CIS purchased contracts of $28,802 and resold installment contracts totaling $27,298. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

Revenue from the retail segment was $5,903 for the first nine months of 2004 compared to $5,750 for 2003, an increase of 2.7%, due mainly to increased sales prices.

Gross Profit
Gross profit was $26,819, or 17.0% of total revenue, for the first nine months of 2004, versus $27,650, or 14.4%, in 2003. The increase in gross profit percentage is primarily the result of lower trailing costs associated with the plants closed during the last quarter of 2002 and the third quarter of 2003 and sales price increases in 2004 over the first half of 2003. However, gross margin has also been negatively impacted by (1) escalating lumber prices, beginning in May 2003, due to military demand in Iraq and strong new home sales, as well as to the plywood industry's maintenance of lean inventory to stem over-supply before these unforeseen events, (2) continuing cost increases in steel and steel related items due to foreign demand, (3) rising cost of electrical supplies, namely copper wire, (4) price increases in panels and gypsum related products and (5) increased delivery and petroleum-based products costs due to rising oil prices.

Selling, General and Administrative
Selling, general and administrative expenses during the first nine months of 2004 were $28,033, or 17.7% of total revenue, versus $33,343 or 17.4% in 2003, a decrease of $5,310 or 15.9%. The overall decrease includes a $1,403 reduction in advertising and promotion cost, including sales salaries and commissions, and cost to support the exclusive dealer and other programs, a decrease of $1,746 in employee benefits costs (primarily health insurance), a $2,122 reduction in service and warranty costs and a $1,111 decrease in salaries, wages and incentive compensation, somewhat offset by reduced gains on sales of property, plant and equipment of $1,413. The aforementioned reduction in selling, general and administrative expenses were primarily due to the elimination of costs at closed facilities.

Impairment and Other Related Charges
During the first nine months of 2003, the Company recorded impairment and other related charges of $176 ($176 after tax or $0.00 per diluted share) related to the closing of an under-performing retail location in Pennsylvania. There were no such charges in the comparable 2004 period.

Operating Loss
Operating loss for the first nine months of 2004 was $1,214 compared to an operating loss of $5,869 in the first half of 2003. Segment operating results were as follows: (1) Home manufacturing operating income, before intercompany eliminations, was $2,444 in the first nine months of 2004 as compared to a loss of $2,897 in 2003. The increased home manufacturing operating profit is due primarily to improved gross profit as discussed above. (2) Financial services operating income was $451 in the nine-month period of 2004 as compared to $342 in 2003. The financial services operating income increased in 2004 primarily due to a reduction in the loan loss reserve due to a lower level of installment contracts outstanding. (3) The retail segment's operating loss was $26 in the first nine months of 2004 as compared to an operating profit of $275 in 2003 primarily due to income in the third quarter of 2003 from the release of the Company from a recourse liability that did not recur in 2004. (4) General corporate operating expense, which is not identifiable to a specific segment, remained constant from $3,853 in the nine-month period of 2003 to $3,938 in 2004.

Other Income (Expense)
Interest expense remained consistent primarily due to lower debt amounts outstanding offset somewhat by a higher rate on amounts outstanding.

Other, net is comprised of interest income (unrelated to financial services), equity earnings in investments accounted for on the equity basis of accounting and applicable allocation of minority interest. Other, net increased $266 due primarily to improved earnings in equity investees offset by lower amounts of invested funds and lower interest income rates earned on invested funds in the first half of 2004 compared to 2003.

Loss before Income Taxes
The Company's pre-tax loss for the first nine months of 2004 was $1,390, compared to the pre-tax loss of $6,227 in the first nine months of 2003, an improvement of $4,837. The major components of this loss are discussed above under Revenue, Gross Profit, and Selling, General and Administrative expenses.

Income Tax Provision (Benefit)
For the first nine months of 2004, the Company recorded an income tax provision of $23 for state income taxes payable for subsidiaries in states for which the Company does not have a net operating loss carry-forward. In the first nine months of 2003, the Company recognized an income tax benefit of $579 representing adjustments to prior years' tax provisions that became appropriate given the results of the recent Internal Revenue Service audit of the Company's federal income tax returns; however, the Company did not record any tax benefit for net operating losses in the first nine months of 2004 and 2003 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109 Accounting for Income Taxes. Due to the Jobs Creation and Workers' Assistance Act that was passed in March 2002, which allowed companies to carry back net operating losses (through 2002) five years instead of two, as provided under the previous rules, the Company received an income tax refund in March of 2003 in the amount of $6,425.

Net Loss
The net loss for the first nine months of 2004 was $1,413 or $0.08 per diluted share compared with a net loss in the prior-year period of $5,648 or $0.32 per diluted share. The major components of this loss are discussed above under Revenue, Gross Profit, and Selling, General and Administrative expenses.

Liquidity and Capital Resources

                                                                    Balances as of
                                                    ------------------------------------------
                                                      September 25, 2004     December 31, 2003
                                                    --------------------     -----------------
Cash, cash equivalents & certificates of deposit         $   17,083               $   32,393
Working capital                                          $    9,182               $    7,813
Current ratio                                              1.2 to 1                 1.2 to 1
Long-term debt                                           $   11,719               $   13,089
Ratio of long-term debt to equity                          0.3 to 1                 0.3 to 1
Installment loan portfolio                               $    8,871               $   10,114

Operating activities during the first nine months of 2004 used net cash of $14,050.

A portion of the increase in accounts receivable and reduction in cash and cash equivalents from December 31, 2003 to September 25, 2004 is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables, resulting in higher year end cash balances. Additionally, at the end of the third quarter of 2004, the Company had an outstanding receivable under the FEMA contract of $9,556 which will be collected under the terms of the agreement during the fourth quarter of 2004.

Additionally, the Company's inventory levels, taking into account the number of operating facilities, are historically lower at year end during the idle period and return to normal levels at the end of the first quarter of the year. Also, at the end of the third quarter of 2004, the Company had an increased level of inventory over the second quarter of 2004 in anticipation of fulfilling the outstanding FEMA order.

The Company's capital expenditures were $416 for the nine months ended September 25, 2004, as compared to $266 for the comparable period of 2003. Capital expenditures during these periods included normal property, plant and equipment additions and replacements.

The decrease in long-term debt was due to scheduled principal payments and a $1,696 pay-down on the real estate term loan using a portion of the proceeds from the sale of two manufacturing facilities in 2004.

On October 26, 2004, the Company amended its credit facility (the "Credit Facility") with its primary lender to extend the maturity date under the revolving line of credit available under the Credit Facility to April 2007. The Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000, which are cross-secured and cross-defaulted. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2003, as noted in the following table.

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
                                        $38,000 - $23,000             $15,000 to zero (dollar
                                                                      for dollar reduction)

At September 25, 2004, $8,891 was available, after deducting letters of credit of $6,109, under the revolving line of credit, of which no amount was outstanding.

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

The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $6,946 and $8,895 was outstanding at September 25, 2004 and December 31, 2003 respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.35 to 1 commencing with the year ending December 31, 2005 and 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least
1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At September 25, 2004, the Company was in compliance with its debt covenants, as amended.

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future.* CIS is currently re-selling loans to other lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. * There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements.*

The Company currently believes existing cash and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund the Company's operations and plans for the next twelve months.* However, there can be no assurances to this effect. If it is not, or if the Company is unable to remain in compliance with its covenants under its Credit Facility, the Company would seek to maintain or enhance its liquidity position and capital resources through modifications to or waivers under the Credit Facility, incurrence of additional short or long-term indebtedness or other forms of
_______________________________________
* See Safe Harbor Statement on page 22.

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

Off-Balance Sheet Arrangements
The Company's material off-balance sheet arrangements consist of repurchase obligations, guarantees and letters of credit. Each of these arrangements is discussed in Notes 8 and 9 to the Condensed Consolidated Financial Statements.

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

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consisted of fixed rate contracts with interest rates generally ranging from 8.0% to 15.0% and an average original term of 274 months at September 25, 2004. At September 25, 2004, the estimated fair value of installment contracts was $8,706. The Company estimated the fair value of its installment contracts receivable using discounted cash flows and interest rates offered by CIS on similar contracts at that time.

The Company has two industrial development revenue bond issues and a revolving line of credit that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. At September 25, 2004, the estimated fair value of borrowings was $13,752. The Company estimated the fair value of its debt instruments using rates at which the Company believes it could have obtained similar borrowings at that time.

Item 4:  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company's President/Chief Executive Officer and its Chief Financial Officer
________________________________________
* See Safe Harbor Statement on page 22.

have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report, and have determined such disclosure controls and procedures to be effective in alerting them to material information relating to the Company that may be required to be included in the Company's periodic filings.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally are designated with an asterisk (*) and use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

   o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
   o   the severe and continuing downturn in the manufacturing housing industry;
   o   limitations in Cavalier's ability to pursue its business strategy;
   o changes in demographic trends, consumer preferences and Cavalier's business strategy;
   o   changes  and  volatility  in  interest  rates and the  availability  of capital;
   o   changes  in  the  availability of retail (consumer) financing;
   o   changes  in  the  availability  of wholesale (dealer) financing;
   o   changes in level of industry retail inventories;
   o   the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other key personnel;
   o   competition;
   o   contingent repurchase and guaranty obligations;
   o   uncertainties regarding Cavalier's retail financing activities;
   o   the potential unavailability and price increases for raw materials;
   o   the potential unavailability of manufactured housing sites;
   o   regulatory constraints;
   o   the potential for additional warranty claims;
   o   litigation;
   o   the potential volatility in our stock price;
   o the cost of compliance with recently enacted regulatory requirements such as Section 404 of the Sarbanes-Oxley Act of 2002;
   o the timing of completion of our evaluation, testing and remediation actions under Section 404 or the impact of the same on our operations since there is no current precedent available by which to measure compliance adequacy; and
   o currency fluctuations, exchange controls, market disruptions and other effects resulting from global conflict.

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

Item 5:  Other Information

The Sarbanes-Oxley Act of 2002 (the "Act") has introduced many new requirements applicable to the Company regarding corporate governance and financial reporting. Section 404 of the Act requires management to report on the Company's internal controls over financial reporting and for the Company's registered public accountant to attest to this report. Section 404 of the Act applies to the Company effective December 31, 2004 if the Company qualifies as an "accelerated filer," which is defined as a company with public float of at least $75,000 at the end of the second quarter of the year. Based on the Company's public float as of June 26, 2004, the Company does qualify as an accelerated filer and will be required to comply with Section 404 for the year ending December 31, 2004. Accordingly, the Company expects to devote substantial time and resources and will incur substantial costs during 2004 to comply with
Section 404.

Item 6:  Exhibits

The exhibits required to be filed with this report are listed below.

         (10) Material Contracts
              (a) Inventory Security Agreement and Power of Attorney, dated as of July 13, 2004, between the Company and 21st Mortgage Corporation.
              (b) Supply Agreement, dated as of August 30, 2004, between the Company and Alliance Homes, Inc. and North American Catastrophe Services, Inc.
              (c) Sixth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of October 26, 2004, between the Company and First Commercial Bank.

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

Date: November 12, 2004                      /s/ David A. Roberson
                                             -----------------------------------
                                             David A. Roberson - President
                                             and Chief Executive Officer

Date: November 12, 2004                      /s/ Michael R. Murphy
                                             -----------------------------------
                                             Michael R. Murphy -
                                             Chief Financial Officer (Principal
                                             Financial and Accounting Officer)


                                   PART II. - EXHIBIT 11
                           CAVALIER HOMES, INC. AND SUBSIDIARIES
                     COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE


                                                                                 Quarter Ended
                                                                      -------------------------------------
                                                                       September 25,        September 27,
                                                                           2004                 2003
                                                                      ----------------     ----------------

   Net income                                                      $        1,068,000   $          943,000
                                                                      ================     ================

 SHARES:
   Weighted average common shares - basic                                  17,935,730           17,665,644
   Dilutive effect if stock options and warrants were exercised               250,806               44,642
                                                                      ----------------     ----------------
   Weighted average common shares - diluted                                18,186,536           17,710,286
                                                                      ================     ================
   Basic and diluted income per share:
   Net income                                                      $             0.06   $             0.05
                                                                      ================     ================

                                                                                Year-to-Date Ended
                                                                      -------------------------------------
                                                                       September 25,        September 27,
                                                                           2004                 2003
                                                                      ----------------     ----------------
   Net loss                                                        $       (1,413,000)  $       (5,648,000)
                                                                      ================     ================

 SHARES:
   Weighted average common shares - basic                                  17,845,967           17,665,644
   Dilutive effect if stock options and warrants were exercised                     -                    -
                                                                      ----------------     ----------------
   Weighted average common shares - diluted                                17,845,967           17,665,644
                                                                      ================     ================

   Basic and diluted loss per share:
   Net loss                                                       $             (0.08)  $            (0.32)
                                                                      ================     ================

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


Date: November 12, 2004                   /s/ David A. Roberson
                                          -------------------------------------
                                          David A. Roberson
                                          President and Chief Executive Officer

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


Date: November 12, 2004                           /s/ Michael R. Murphy
                                                  ---------------------
                                                  Michael R. Murphy
                                                  Chief Financial Officer

                                  EXHIBIT 32(a)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended September 25, 2004 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 12, 2004            By:      /s/ David A. Roberson
                                    -------------------------------------------
                                    David A. Roberson
                                    Chief Executive Officer

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

                                  EXHIBIT 32(b)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended September 25, 2004 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November 12, 2004                 By:      /s/ Michael R. Murphy
                                         ---------------------------------------
                                         Michael R. Murphy
                                         Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Cavalier Homes, Inc. and will be retained by Cavalier Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.