Form 10-K/A
period 2003-12-31
CAVALIER HOMES INC
filed 2004-12-09
CIK 789863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K/A
                                  Amendment No. 2
                                  ---------------
(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2003
         -------------------------------------------
         or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________


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

                     EXPLANATION OF AMENDMENT
                     ------------------------

Cavalier Homes, Inc. is filing this form 10-K/A as Amendment No. 2 to its Annual Report on Form 10-K for the year ended December 31, 2003 that was filed with the Securities and Exchange Commission on March 30, 2004 for the purpose of re-filing Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8 "Financial Statements and Supplementary Data." See "Restatement of Cash Flow Activity" in Item 7 "Management's Discussion and Analysis of Financial Conditions and Results of Operations" and
Note 12 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data." The Company recently became aware that Statement of Financial Accounting Standards ("SFAS") No. 102, Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, requires seperate presentation in the cash flow statement of transactions involving installment contracts originated for resale from those originated for investment. The Company has historically reported all installment loan activity as investing activities. Accordingly, the Company's Consolidated Statements of Cash Flows have been restated for each of the three years in the period ended December 31, 2003 to classify the origination, collection and sale of loans originated for resale as operating activities rather than investing activities.


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

_____________________________________________
*  See Safe Harbor Statement on page 35.

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

_____________________________________________
*  See Safe Harbor Statement on page 35.

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

The Company provides the initial retail homebuyer with a one-year limited warranty against manufacturing defects in the home's construction. Warranty services after the sale are performed, at the expense of the Company, by Company personnel, dealers or independent contractors. Additionally, direct warranties often are provided by the manufacturers of specific components and appliances.

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

_____________________________________________
*  See Safe Harbor Statement on page 35.

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

Employees
As of December 31, 2003, the Company had 1,752 employees, of whom 1,348 were engaged in home manufacturing and supply distribution, 45 in sales, 153 in warranty and service, 167 in general administration, 2 in delivery, 25 in finance and insurance services and 12 in the operation of retail locations. In addition, at year end, the Company employed 55 individuals, covered by a collective bargaining agreement, who were leased to another manufacturer pursuant to an agreement entered into in 2003 for which the Company is fully reimbursed related expenses. At year end, other than the leased employees, none of the Company's employees were covered by a collective bargaining agreement. Management considers its relations with its employees to be good. *

Recent Developments
On March, 3, 2003, the Company received notification from the New York Stock Exchange ("NYSE") that the Company had fallen below the NYSE continued listing standards requiring total market capitalization of not less than $50,000 over a 30-day trading period and total stockholders' equity of not less than $50,000. Subsequently, the NYSE accepted the Company's proposed plan to re-establish

_____________________________________________
*  See Safe Harbor Statement on page 35.

compliance with the then-applicable NYSE's continued listing standards over an 18-month period. While the Company's market capitalization has rebounded above original NYSE requirements, continued adverse market conditions have maintained pressure on industry sales and have constrained the Company's profitability, thus somewhat limiting the Company's progress with regard to stockholders' equity. Additionally, the NYSE has recently proposed changes that would raise the thresholds for both market capitalization and stockholders'equity to $75,000. Accordingly, since the Company fully complies with the requirements of the American Stock Exchange ("Amex"), the Company changed its listing, and its common stock began trading on the Amex effective March 5, 2004.

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

_____________________________________________
*  See Safe Harbor Statement on page 35.

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

There are other factors in addition to those listed above, many of which are beyond our control. Cavalier cannot assure investors that our business strategy will be successful. If our strategy is unsuccessful, this may have a material adverse effect upon Cavalier's results of operations or financial condition. *

Limitations on Availability of Consumer and Dealer Financing
Third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, and the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. Throughout the past five years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. However, during 2003 and to-date in 2004, there are indications that lenders are beginning to enter or re-enter the market which would provide the necessary liquidity to support a potential rebound in industry sales. Unfavorable changes in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.
___________________________________
* See Safe Harbor Statement on page 35.

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

_____________________________________________
*  See Safe Harbor Statement on page 35.

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

_____________________________________________
*  See Safe Harbor Statement on page 35.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

Restatement of Cash Flow Activity
The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2003, as described in Note 12 to the Consolidated Financial Statements.

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

During this industry downturn, the Company's shipments fell in 1999 and 2000 disproportionately to the industry decline which the Company believes was due to its strategy, early in the downturn, of working closely with its dealers to assist them in reducing retail inventories, which also lessened the Company's risk severity associated with dealer failures. The years 2001 and 2002 resulted in significant market share gains for the Company due mainly to the Company's aggressive marketing strategies, especially product offerings, which are core to its plan for returning to profitability. In 2003, the Company believes its 1.9 percentage point reduction in market share was due to several factors. External causes include an intensely competitive marketplace and a lack of chattel
(home only) financing for all homes, especially single wide homes, in the industry, and internally, the Company's momentum was negatively impacted by the consolidation of its sales force and the closing of 7 home manufacturing facilities. For 2004, industry sources project a 7% increase in shipment levels with a seasonally slow first quarter and gradual improvement for the 2nd and 3rd quarters. Able to redirect its focus from plant closures and down-sizing, the Company believes it is well-positioned to strengthen its competitive position in the marketplace going forward with a value-packed product line, including broader product offerings on price points as well as enhanced features and the introduction of a line of modular homes. *

Industry Finance Environment
A major factor contributing to the manufactured housing industry growth in the 1990s was relaxed credit standards, which ultimately resulted in a change in the financing approach in the industry due to underperforming manufactured housing loans. Throughout the past five years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. However, during 2003 and to-date in 2004, there are indications that lenders are beginning to enter or re-enter the market which would provide the necessary liquidity to support a potential rebound in industry sales. In August 2003, Federal National Mortgage Association ("FNMA"), a source of retail mortgage financing for manufactured homes, put in place certain restrictive standards and terms for its manufactured home loans but, subsequently, in February 2004, announced plans to increase its financing of the industry by working with select lenders who will screen loans and to offer more favorable credit terms to consumers. In addition, in June 2003, US Bank, a new retail lender, announced plans for entrance into the manufactured housing market and has subsequently offered chattel lending in 20 states with plans to enter the remaining states by the end of 2004. GMAC-RFC (chattel and mortgage) and Green Tree Financial Services (chattel) announced, in February 2004, that they each planned entry into manufactured housing lending for retail
________________________
* See Safe Harbor Statement on page 35.

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
                                                   ============   ============   ===========   ============

The Company improved its overall debt position by (1) replacing the revolving line of credit with a 14 year real estate term loan, (2) making scheduled principal repayments, (3) making additional principal repayments from proceeds from sales of certain property and (4) making additional principal repayments from other sources, primarily income tax refunds. While significantly reducing debt, the Company's cash position at December 31, 2003 remained good. As is
___________________________________
* See Safe Harbor Statement on page 35.

customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the company collects the majority of its outstanding receivables, resulting in higher year end cash balances than at other quarter ends.

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

___________________________________
* See Safe Harbor Statement on page 35.

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

Revenue from the financial services segment decreased 12.9% to $2,690 for 2002 compared to $3,088 in 2001 primarily due to a reduction in the rate earned on resold loans due to competitive industry conditions and due to reduced interest income on loans held in its portfolio as a result of loans sold from the portfolio in the fourth quarter of 2001. For 2002, CIS purchased contracts of $45,054 and resold installment contracts totaling $38,313. In 2001, CIS purchased contracts of $35,578 and resold installment contracts totaling $36,325. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

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

_____________________________________________
*  See Safe Harbor Statement on page 35.

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

Operating activities during 2003 used net cash of $902. Effective March 9, 2002, the Jobs Creation and Workers' Assistance Act was passed which enabled companies to carry back net operating losses five years instead of two years as under the previous law. Due to the change in law, the Company received a refund of $4,634 in 2002 and $6,425 in 2003.

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

_____________________________________________
*  See Safe Harbor Statement on page 35.

Financial Statements and Critical Accounting Policies below. Contingent insurance plans' retrospective premium adjustments are excluded from this table as there is no definite expiration period (see Critical Accounting Policies below).

                                                                      Amount of Commitment Expiration per Period
                                                       --------------------------------------------------------------------------
                                                          Total        Less than       1-3 years       4-5 years       After 5
                                                                        1 year                                          years
                                                       ------------    ------------   ------------    ------------   ------------
Repurchase obligations   (1)                              $ 81,000        $ 14,000       $ 67,000           $   -          $   -
Guarantees               (2)                                 1,267             201            379             304            383
Letters of credit        (3)                                 5,819           5,819              -               -              -
                                                       ------------    ------------   ------------    ------------   ------------
Total commitments                                         $ 88,086        $ 27,020       $ 60,379           $ 304          $ 383
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

Product Warranties
Cavalier provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and current industry trends. Factors we use in the estimation of the warranty liability include historical sales amounts and warranty costs related to homes sold and any outstanding service work orders. We have a reserve for estimated warranties of $13,475 (2003) and $15,000 (2002). Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims or per claim costs exceeding our current warranty expense levels could have a material adverse effect on Cavalier's results of operations. *

Insurance
Cavalier's workers' compensation (prior to February 1, 1999, and after April 1,
2001), product liability and general liability (prior to April 1, 2001) insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We were contingently liable at December 31, 2003 for future retrospective premium adjustments up to a maximum of approximately $19,057 in the event that additional losses are reported related to prior years. We recorded an estimated liability of approximately $5,324 (2003) and $4,535 (2002) related to these contingent claims. Claims exceeding our current expense levels could have a material adverse effect on Cavalier's results of operations. *

Reserve for Repurchase Commitments
Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. Substantially all of Cavalier's sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event such product is repossessed upon a dealer's default. The risk of loss under repurchase agreements is lessened by the fact that (1) sales of our manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 2.4% of sales in 2003; (2) the price that Cavalier is obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 to 24 months) and (3) Cavalier historically has been able to resell homes repurchased from lenders. Cavalier reviews the aging of retail dealers' inventory to estimate the amount of inventory subject to repurchase obligation. Additionally, we review repurchase notifications received from floor plan sources and review our dealer inventory for expected repurchase notifications based on various communications from the lenders and the dealers as well as for dealers who, we believe, are experiencing financial difficulty. We apply a historical loss factor to the inventory estimated to be repurchased. The maximum amount for which we are contingently liable under such agreements approximated $81,000 at December 31, 2003. Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on the Company's operating results.
_____________________________________________
*  See Safe Harbor Statement on page 35.

For example, due to the rapid expansion of the retail distribution network in the manufactured housing industry that occurred in much of the 1990s, there is currently an imbalance between industry retail inventories and consumer demand for manufactured homes. The deterioration in the availability of retail financing, along with significant competition from repossessed homes, has already extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in even greater intense price competition, cause further pressure on profit margins within the industry, and have a material adverse effect on Cavalier.* The Company's inventory at all retail locations, including Company-owned retail sales centers, declined 12% in 2002 from 2001 and another 34% in 2003 from levels at the end of 2002. Cavalier believes that inventories of its homes are approaching levels which are more consistent with retail demand, due in part to the Company's emphasis on working with its dealers to reduce retail inventories, although we cannot provide investors assurances to this effect. * In spite of these efforts, significant unfavorable developments or further deterioration within the industry would undoubtedly have an adverse impact on Company operating results. We have a reserve for repurchase commitments of $3,070 (2003) and $4,000 (2002).

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

Deferred Tax Asset
The Company has a full valuation allowance against net deferred income tax assets of $20,523 and $18,555 in accordance with the requirements of SFAS No. 109 for the years ended December 31, 2003 and 2002, respectively. Realization of the deferred tax assets (net of recorded valuation allowances) is largely
_____________________________________________
*  See Safe Harbor Statement on page 35.

dependent upon future profitable operations and future reversals of existing taxable temporary differences. Because the Company has operated at a loss in its three most recent calendar years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the standards of SFAS No. 109 it is not appropriate to record income tax benefits in excess of anticipated refunds of taxes previously paid. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required.

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

_____________________________________________
*  See Safe Harbor Statement on page 35.

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

(weighted average interest rate - 5.56%)

a The Company has recorded an allowance for credit losses of $1,030, primarily based upon management's assessment of historical experience factors and current economic conditions.
___________________________________
* See Safe Harbor Statement on page 35.

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

                         CAVALIER HOMES, INC. AND SUBSIDIARIES
                       FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm                      38


Consolidated Balance Sheets                                                  39


Consolidated Statements of Operations                                        41


Consolidated Statements of Stockholders' Equity                              42


Consolidated Statements of Cash Flows                                        43


Notes to Consolidated Financial Statements                                   44


Schedule -

         II - Valuation and Qualifying Accounts                              60




Schedules I, III, IV and V have been omitted because they are either not required or are inapplicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

As discussed in Note 12 to the consolidated financial statements, the Company restated its consolidated statements of cash flows for each of the three years in the period ended December 31, 2003.

/s/ Deloitte & Touche LLP
-------------------------
Birmingham, Alabama
March 11, 2004 (December 7, 2004 as to Note 12)

                         CAVALIER HOMES, INC. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                              DECEMBER 31, 2003 AND 2002
                    (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

 ASSETS                                                                  2003     2002
                                                                        ------   ------

 CURRENT ASSETS:
      Cash and cash equivalents                                        $32,393  $34,939
      Accounts receivable, less allowance for losses of
          $102 (2003) and $145 (2002)                                    1,939    3,353
      Notes and installment contracts receivable-current, including
          held for resale $2,157 (2003) and $6,018 (2002)                2,238    6,102
      Inventories                                                       10,964   18,287
      Deferred income taxes                                                693    1,083
      Income tax receivable                                                  -    5,738
      Other                                                              2,879    3,118
                                                                        ------   ------
             Total current assets                                       51,106   72,620
                                                                        ------   ------


 PROPERTY, PLANT AND EQUIPMENT:
      Land                                                               5,382    6,014
      Buildings and improvements                                        37,702   46,693
      Machinery and equipment                                           31,213   40,624
                                                                        ------   ------
                                                                        74,297   93,331
      Less accumulated depreciation and amortization                    37,105   42,974
                                                                        ------   ------
             Total property, plant and equipment, net                   37,192   50,357
                                                                        ------   ------


 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,030 (2003) and $859 (2002)        6,846    4,058
                                                                        ------   ------


 OTHER ASSETS                                                            3,389    3,036
                                                                        ------   ------
 TOTAL                                                                 $98,533 $130,071
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



                                               CAVALIER HOMES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
                                                          (IN THOUSANDS)

                                                                                2003          2002          2001
                                                                            (As restated) (As restated)  (As restated)
                                                                            ------------- -------------  -------------
 OPERATING ACTIVITIES:                                                                    (See Note 12)
                                                                            ------------------------------------------
   Net loss                                                                $    (4,570) $    (34,670) $    (14,018)
   Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
        Cumulative effect of change in accounting principle,
          net of tax                                                                 -        14,162             -
        Depreciation                                                             4,588         6,286         8,174
        Provision for credit and accounts receivable losses                        173         2,749         2,650
        Gain (loss) on sale of property, plant and equipment                       (51)          162          (355)
        Impairment and other related charges                                       750         6,064         1,003
        Deferred income taxes                                                        -        15,862           505
        Other, net                                                                (461)       (1,751)          714
        Changes in assets and liabilities:
             Accounts receivable                                                 1,414         3,895        (3,885)
             Inventories                                                         7,323         2,385           718
             Income taxes                                                        5,356        (4,838)       14,152
             Accounts payable                                                   (3,216)         (999)         (117)
             Other assets and liabilities                                      (13,202)       (9,443)          211
                                                                              ---------    ----------    ----------
        Cash provided by (used in) operations                                   (1,896)         (136)        9,752

 Installment contracts originated for resale                                   (37,156)      (44,068)      (33,003)
 Sale of installment contracts                                                  35,953        38,313        36,325
 Principal collected on installment contracts originated for resale              2,197           225            15
                                                                              ---------    ----------    ----------
        Net cash provided by (used in) operating activities                       (902)       (5,666)       13,089
                                                                              ---------    ----------    ----------
 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                    6,294         1,059         1,111
   Capital expenditures                                                           (327)       (2,062)       (3,496)
   Notes and installment contracts originated for investment                      (627)       (1,175)       (2,456)
   Proceeds from sale of installment contracts                                      -            -              -
   Principal collected on notes and installment contracts                          629         1,106           913
   Other investing activities                                                     (173)        2,013            42
                                                                              ---------    ----------    ----------
        Net cash provided by (used in) investing activities                      5,796           941        (3,886)
                                                                              ---------    ----------    ----------
 FINANCING ACTIVITIES:
   Net payments on notes payable                                                     -        (2,297)         (957)
   Payments on long-term debt                                                  (17,454)       (1,303)       (1,165)
   Proceeds from long-term borrowings                                           10,000             -         1,250
   Proceeds from exercise of stock options                                          14             8             1
   Net proceeds from sales of common stock                                           -             -           138
   Purchase of treasury stock                                                        -             -          (608)
                                                                              ---------    ----------    ----------
        Net cash used in financing activities                                   (7,440)       (3,592)       (1,341)
                                                                              ---------    ----------    ----------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           (2,546)       (8,317)        7,862
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   34,939        43,256        35,394
                                                                              ---------    ----------    ----------
 CASH AND CASH EQUIVALENTS, END OF YEAR                                    $    32,393  $     34,939  $     43,256
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

12.   RESTATEMENT OF CASH FLOW ACTIVITY
      The Company recently became aware that Statement of Financial Accounting Standards ("SFAS") No. 102, Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, requires seperate presentation in the cash flow statement of transactions involving installment contracts originated for resale from those originated for investment. The company has historically reported all installment loan activity as investing activities. Accordingly, the Company's Consolidated Statements of Cash Flows have been restated for each of the three years in the period ended December 31, 2003, to classify the origination, collection and sale of loans originated for resale as operating activities rather than investing activities. The restatement had no effect on the Consolidated Statement of Operations for such periods. Installment contracts originated for resale are reflected at the lower of cost or market in the accompanying Consolidated Balance Sheets. The restatement of the Consolidated Statements of Cash Flows had the following effect:

                                                            Year Ended                 Year Ended                  Year Ended
                                                         December 31, 2003          December 31, 2002           December 31, 2001
                                                         -----------------          -----------------           -----------------
                                                         As     As Previously       As     As Previously        As     As Previously
                                                      Restated     Reported      Restated    Reported        Restated    Reported
                                                      --------  -------------    --------  -------------     --------  -------------

Net Cash provided by (used in) operating activities      (902)        (3,011)     (5,666)       (1,527)         13,089      8,112

Net cash provided by (used in) investing activities     5,796          7,905         941        (3,198)          3,886      1,091

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

Changes in Internal Controls
Subsequent to the filing of the Company's Annual Report on Form 10-K for the period ended December 31, 2003, the Company identified a material weakness in its internal control over financial reporting related to classification of items in its Consolidated Statements of Cash Flows. As previously reported, during the preparation of the Company's Quarterly Report on Form 10-Q for the period ended September 25, 2004, management of the Company determined that Statement of Financial Accounting Standards ("SFAS") No. 102, Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, requires separate presentation in the cash flow statement of transactions involving installment contracts originated for resale from those originated for investment. The Company has historically reported all installment loan activity as investing activities. The Company restated its Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 (and for the 2004 and 2003 interim periods).

As a result of the restatement, the Company identified a material weakness in its internal controls over financial reporting surrounding the preparation of the Consolidated Statements of Cash Flows, and has taken steps to improve the control processes surrounding the preparation and review of the Consolidated Statements of Cash Flows. Key personnel involved in the preparation and review of the Company's financial statements have undertaken research of both authoritative guidance and industry practices in order to improve their understanding of cash flow presentation issues relevant to the origination, collection and sale of loans for resale as operating activities rather than investing activities. Management assessed the magnitude of any actual or potential misstatement resulting from the changes described above and concluded that the magnitude of any actual or potential misstatement was limited to the classification of certain items in the "Cash Flows from Operating Activities" and "Cash Flows from Investing Activities" sections of the Consolidated Statements of Cash Flows and did not affect any other part of the Consolidated Statements of Cash Flows or any of the Company's other financial statements.
To date, the Company has not identified any other material weaknesses; however, the Company is in the process of performing an assessment of its compliance with
Section 404 of the Sarbanes-Oxley Act of 2002, and therefore can give no assurance that other significant deficiencies or material weaknesses do not exist. For a description of the restatement of the Consolidated Statements of Cash Flows and the amendment of related disclosures, see Note 12 to the consolidated financial statements included in Item 8 "Financial Statements and Supplementary Data and "Restatement of Cash Flow Activity" in Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-K/A.

The Company's management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company's internal controls over financial reporting will prevent all possible error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its conclusions with respect to the effectiveness of the Company's internal controls over financial reporting.

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

                                     PART IV

ITEM 15.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The financial statements contained in this report and the page on which they may be found are as follows:

         Financial Statement Description                                                Form 10-K Page No.
         -------------------------------                                                ------------------
         Report of Independent Registered Public Accounting Firm                                       38
         Consolidated Balance Sheets as of December 31, 2003 and 2002                                  39
         Consolidated Statements of Operations for the years ended December 31, 2003,                  41
                           2002 and 2001
         Consolidated Statements of Stockholders' Equity for the years ended                           42
                           December 31, 2003, 2002 and 2001
         Consolidated Statements of Cash Flows for the years ended December 31,                        43
                           2003, 2002 and 2001
         Notes to Consolidated Financial Statements                                                    44

         2. The financial statement schedule required to be filed with this report and the pages on which it may be found is as follows:
         No.      Schedule Description                            Form 10-K Page
         ---      --------------------                            --------------
           II     Valuation and Qualifying Accounts               60

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

                                   Date: December 8, 2004


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                       Title                             Date

/s/DAVID A. ROBERSON        Director and Principal Executive    December 8, 2004
-------------------------   Officer

/s/BARRY DONNELL            Chairman of the Board and Director  December 8, 2004
-------------------------

/s/THOMAS A. BROUGHTON, III Director                            December 8, 2004
--------------------------

/s/JOHN W LOWE              Director                            December 8, 2004
 -------------------------

/s/LEE ROY JORDAN           Director                            December 8, 2004
--------------------------

/s/J. DON WILLIAMS          Director                            December 8, 2004
--------------------------

/s/A. DOUGLAS JUMPER, SR.   Director                            December 8, 2004
--------------------------

/s/NORMAN W. GAYLE, III     Director                            December 8, 2004
--------------------------

/s/BOBBY TESNEY             Director                            December 8, 2004
--------------------------

                                      INDEX

Exhibit
Number
-------

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







CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statements Nos. 33-20842, 33-20859, 33-86232, 33-86236, 333-06371, 333-19833, 333-45255,
333-57743 and 333-90652 of Cavalier Homes, Inc. on Form S-8, and to the incorporation by reference in Registration Statements Nos. 33-62487 (as amended), 333-18213 (as amended), 333-00607 (as amended), 333-48111 (as amended)
and 333-64925 (as amended) of Cavalier Homes, Inc. on Form S-3 of our report dated March 11, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the Company's change in its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangibles, and adoption of Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities and an explanatory paragraph related to the restatement described in Note 12) appearing in this Annual Report on Form 10-K/A of Cavalier Homes, Inc. for the year ended December 31, 2003.

/s/ Deloitte & Touche LLP


Birmingham, Alabama
December 7, 2004

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

Date: December 8, 2004

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

Date: December 8, 2004

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


Date:    December 8, 2004            By:   /s/ David A. Roberson
                                     -------------------------------------------
                                     David A. Roberson
                                     Chief Executive Officer

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


Date:    December 8, 2004            By:   /s/ Michael R. Murphy
                                     -------------------------------------------
                                     Michael R. Murphy
                                     Chief Financial Officer