Form 10-Q/A
period 2004-03-27
CAVALIER HOMES INC
filed 2004-12-09
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                   -----------


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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                                       Outstanding at May 4, 2004
----------------------------                          --------------------------
Common Stock, $.10 Par Value                              17,872,287 Shares

Cavalier Homes, Inc. is filing this Form 10-Q/A as Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended March 27, 2004 that was filed with the Securities and Exchange Commission on May 4, 2004 for the purpose of re-filing Item 1 "Financial Statements and Supplementary Data and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." See Note 10 to the condensed consolidated financial statements included in Item 1 "Financial Statements and Supplementary Data and "Restatement of Cash Flow Activity" in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company recently became aware that Statement of Financial Accounting Standards ("SFAS") No. 102, Statement of Cash Flows-Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, requires separate presentation in the cash flow statement of transactions involving installment contracts originated for resale from those originated for investment. The Company has historically reported all installment loan activity as investing activities. Accordingly, the Company's Condensed Consolidated Statements of Cash Flows have been restated for the periods ended March 27, 2004 and March 29, 2003, to classify the origination, collection and sale of loans originated for resale as operating activities rather than investing activities.



                              CAVALIER HOMES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Unaudited - dollars in thousands except per share amounts)
                                                                          March 27,     December 31,
 ASSETS                                                                     2004            2003
                                                                          --------      ------------
 CURRENT ASSETS:
      Cash and cash equivalents                                           $20,377      $    32,393
      Accounts receivable, less allowance for losses of
        $86 (2004) and $102 (2003)                                         10,371            1,939
      Notes and installment contracts receivable - current, including
        held for resale $2,326 (2004) and $2,157 (2003)                     2,411            2,238
      Inventories                                                          15,055           10,964
      Deferred income taxes                                                   693              693
      Other current assets                                                    788            2,879
                                                                         --------      -----------
             Total current assets                                          49,695           51,106
                                                                         --------      -----------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                       36,349           37,192
                                                                         --------      -----------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,052 (2004) and $1,030 (2003)         6,695            6,846
                                                                         --------      -----------
 OTHER ASSETS                                                               3,384            3,389
                                                                         --------      -----------
 TOTAL                                                                    $96,123      $    98,533
                                                                         ========      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                   $ 1,830      $     3,447
      Accounts payable                                                      6,340            3,844
      Amounts payable under dealer incentive programs                       4,345            5,828
      Accrued compensation and related withholdings                         2,983            2,664
      Accrued insurance                                                     6,683            6,385
      Estimated warranties                                                 13,000           13,475
      Reserve for repurchase commitments                                    2,900            3,070
      Other accrued expenses                                                4,430            4,580
                                                                         --------      -----------
           Total current liabilities                                       42,511           43,293
                                                                         --------      -----------
 DEFERRED INCOME TAXES                                                        693              693
                                                                         --------      -----------
 LONG-TERM DEBT                                                            12,740           13,089
                                                                         --------      -----------
 OTHER LONG-TERM LIABILITIES                                                  471              471
                                                                         --------      -----------

 COMMITMENTS AND CONTINGENCIES (NOTE 8)

 STOCKHOLDERS' EQUITY:
      Series A Junior Participating Preferred Stock, $0.01 par value;
        200,000 shares authorized, none issued                                 -            -
      Preferred Stock, $0.01 par value; 300,000 shares authorized,
        none issued                                                            -            -
     Common stock, $0.10 par value; 50,000,000 shares authorized,
        18,869,810 (2004) and 18,692,944 (2003) shares issued               1,887            1,869
      Additional paid-in capital                                           56,537           55,952
      Accumulated deficit                                                 (14,615)         (12,733)
      Treasury stock, at cost; 1,017,300 (2004 and 2003) shares            (4,101)          (4,101)
                                                                          --------      -----------
          Total stockholders' equity                                       39,708           40,987
                                                                          --------      -----------
 TOTAL                                                                    $96,123       $   98,533
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


                                         CAVALIER HOMES, INC. AND SUBSIDIARIES
                                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited - in thousands)

                                                                                                Quarter Ended
                                                                                           ------------------------

                                                                                            March 27,     March 29,
                                                                                              2004          2003
                                                                                           ----------     ---------
 OPERATING ACTIVITIES:                                                                    (As restated - See Note 10)
   Net loss                                                                                $  (1,882)    $  (6,182)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                             912         1,304
        Provision for credit and accounts receivable losses                                        8           342
        Loss (gain) on sale of property, plant and equipment                                      16          (546)
        Other, net                                                                              (122)          (18)
        Changes in assets and liabilities:
             Accounts receivable                                                              (8,423)       (9,799)
             Inventories                                                                      (4,091)        2,014
             Income taxes                                                                        (82)        5,738
             Accounts payable                                                                  2,496         1,756
             Other assets and liabilities                                                        502        (3,576)
                                                                                           ----------     ---------
        Cash used in operations                                                              (10,666)       (8,967)

             Installment contracts originated for resale                                      (7,119)       (9,007)
             Sale of installment contracts                                                     6,672         9,414
             Prinicpal collected on installment contracts originated for resale                  364           240
                                                                                           ----------     ---------
        Net cash used in operating activities                                                (10,749)       (8,320)
                                                                                           ----------     ---------
 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                                      3         1,941
   Capital expenditures                                                                          (88)         (119)
   Notes and installment contracts originated for investment                                    (126)         (134)
   Principal collected on notes and installment contracts                                        115            82
   Other investing activities                                                                    192           128
                                                                                           ----------     ---------
        Net cash provided by investing activities                                                 96         1,898
                                                                                           ----------     ---------
 FINANCING ACTIVITIES:
   Payments on long-term debt                                                                 (1,966)         (302)
   Proceeds from exercise of stock options                                                       603             -
                                                                                           ----------     ---------
        Net cash used in financing activities                                                 (1,363)         (302)
                                                                                           ----------     ---------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                   (12,016)       (6,724)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               32,393        34,939
                                                                                           ----------     ---------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                                  $  20,377     $  28,215
                                                                                           ==========     =========
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                                           $     184     $     184
        Income taxes                                                                       $      82     $  (6,334)

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
                                                  =====================     =====================

10.   RESTATEMENT OF CASH FLOW ACTIVITY
      The Company recently became aware that Statement of Financial Accounting Standards ("SFAS") No. 102, Statement of Cash Flows- Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, requires separate presentation in the cash flow statement of transactions involving installment contracts originated for resale from those originated for investment. The Company has historically reported all installment loan activity as investing activities. Accordingly, the Company's Condensed Consolidated Statements of Cash Flows have been restated for the periods ended March 27, 2004 and March 29, 2003, to classify the origination, collection and sale of loans originated for resale as operating activities rather than investing activities. The restatement had no effect on the Condensed Consolidated Statement of Operations for such periods. Installment contracts originated for resale are reflected at the lower of cost or market in the accompanying Condensed Consolidated Balance Sheets. The restatement of the Condensed Consolidated Statements of Cash Flows had the following effect:

                                                                  Year-to-Date Ended                  Year-to-Date Ended
                                                                    March 27, 2004                      March 29, 2003
                                                          -------------------------------     -------------------------------
                                                                            As Previously                      As Previously
                                                           As Restated        Reported         As Restated        Reported
                                                           -------------     -------------     -------------     -------------

        Net cash used in operating activities                   (10,749)           (10,862)          (8,320)          (9,235)

        Net cash provided by investing activities                    96                209            1,898            2,813

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (See pages 2 through 11)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Restatement of Cash Flow Activity
The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Condensed Consolidated Statements of Cash Flows for the periods ended March 27, 2004 and March 29, 2003, as described in Note 10 to the Condensed Consolidated Financial Statements.

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

_____________________________________________
*  See Safe Harbor Statement on page 19.

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

Outlook
For 2004, the Company expects the market will likely remain sluggish for some time, however, there are some signals that renewed growth in industry shipments may finally be at hand, which may result in first quarter 2004 marking the low point of the cycle. * The national economy is stable and showing signs that a recovery may gain traction. The recent industry downturn has reduced excess dealer inventory to the point that an increase in demand will likely translate more directly into new orders. Meanwhile, the market for repossessed homes continues to firm in both price and quantity. Most importantly, however, there are indications that additional industry financing is likely to become available in the near term, which would mitigate the effect of Chase Manufactured Housing's exit and perhaps provide the necessary liquidity to support a potential rebound in sales. It will probably take at least several more months for these positive factors to begin to have a meaningful influence on industry sales, and rising commodity prices for steel, lumber and other materials may impede or delay any industry rebound and the Company may experience continued losses due the factors above. Longer-term, however, the Company believes the steps taken to reduce its costs and lower its breakeven point will position it to return to profitable operations later in 2004 and strengthen its competitive position in the marketplace going forward. * However, the Company is uncertain at this time as to the impact the extent and duration of the general economic conditions and adverse industry conditions will have on the Company's future revenue and earnings.* Changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures could affect the future results of operations of the Company.

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

_____________________________________________
*  See Safe Harbor Statement on page 19.

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

Revenue from the financial services segment decreased 13.7% to $542 for the first quarter of 2004 compared to $628 in 2003. During the first quarter of 2004, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $7,208 and resold installment contracts totaling $6,672. In the first quarter of 2003, CIS purchased contracts of $9,138 and resold installment contracts totaling $9,485. Applications for financing during the first quarter of 2004 were down 40% from the same period in 2003. CIS does not retain the servicing function and does not earn the interest income on these resold loans.

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

Operating activities during the first quarter of 2004 used net cash of $10,749.

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

_____________________________________________
*  See Safe Harbor Statement on page 19.

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

Changes in Internal Controls
Subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the period ended March 27, 2004, the Company identified a material weakness in its internal control over financial reporting related to classification of items in its Condensed Consolidated Statements of Cash Flows. As previously reported, during the preparation of the Company's Quarterly Report on Form 10-Q for the period ended September 25, 2004, management of the Company determined that Statement of Financial Accounting Standards ("SFAS") No. 102, Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, requires separate presentation in the cash flow statement of transactions involving installment contracts originated for resale from those originated for investment. The Company has historically reported all installment loan activity as investing activities. The Company restated its Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 (and for the 2004 and 2003 interim periods).

As a result of the restatement, the Company identified a material weakness in its internal controls over financial reporting surrounding the preparation of the Condensed Consolidated Statements of Cash Flows, and has taken steps to improve the control processes surrounding the preparation and review of the Condensed Consolidated Statements of Cash Flows. Key personnel involved in the preparation and review of the Company's financial statements have undertaken research of both authoritative guidance and industry practices in order to improve their understanding of cash flow presentation issues relevant to the origination, collection and sale of loans for resale as operating activities rather than investing activities. Management assessed the magnitude of any actual or potential misstatement resulting from the changes described above and concluded that the magnitude of any actual or potential misstatement was limited to the classification of certain items in the "Cash Flows from Operating Activities" and "Cash Flows from Investing Activities" sections of the Condensed Consolidated Statements of Cash Flows and did not affect any other part of the Condensed Consolidated Statements of Cash Flows or any of the Company's other financial statements. To date, the Company has not identified any other material weaknesses; however, the Company is in the process of performing an assessment of its compliance with Section 404 of the Sarbanes-Oxley Act of 2002, and therefore can give no assurance that other significant deficiencies or material weaknesses do not exist. For a description of the restatement of the Condensed Consolidated Statements of Cash Flows and the amendment of related disclosures, see Note 10 to the condensed consolidated financial statements included in Item 1 "Financial Statements and Supplementary Data and "Restatement of Cash Flow Activity" in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q/A.

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

Date: December 8, 2004                     /s/ David A. Roberson
                                          ---------------------------
                                               David A. Roberson - President
                                               and Chief Executive Officer

Date: December 8, 2004                    /s/ Michael R. Murphy
                                          ------------------------------
                                              Michael R. Murphy -
                                              Chief Financial Officer (Principal
                                              Financial and Accounting Officer)


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