Form 10-Q/A
period 2004-06-26
CAVALIER HOMES INC
filed 2004-12-09
CIK 789863

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


                             Commission File Number 1-9792

                              Cavalier Homes, Inc.
                                --------------------
                (Exact name of Registrant as specified in its charter)


           Delaware                                          63-0949734
-------------------------------                         -----------------------
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

            Class                                  Outstanding at July 30, 2004
----------------------------                       ----------------------------
Common Stock, $.10 Par Value                            17,931,774 Shares

                            EXPLANATION OF AMENDMENT

Cavalier Homes, Inc. is filing this Form 10-Q/A as Amendment No. 1 to its Quarterly Report on Form 10-Q for the quarter ended June 26, 2004 that was filed with the Securities and Exchange Commission on August 3, 2004 for the purpose of re-filing Item 1 "Financial Statements and Supplementary Data and Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." See Note 10 to the condensed consolidated financial statements included in Item 1 "Financial Statements and Supplementary Data and "Restatement of Cash Flow Activity" in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." The Company recently became aware that Statement of Financial Accounting Standards ("SFAS") No. 102, Statement of Cash Flows- Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, requires separate presentation in the cash flow statement of transactions involving installment contracts originated for resale from those originated for investment. The Company has historically reported all installment loan activity as investing activities. Accordingly, the Company's Condensed Consolidated Statements of Cash Flows have been restated for the periods ended June 26, 2004 and June 28, 2003, to classify the origination, collection and sale of loans originated for resale as operating activities rather than investing activities.

                               CAVALIER HOMES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                     (Unaudited - dollars in thousands except per share amounts)
                                                                                        June 26                  December 31,
 ASSETS                                                                                  2004                        2003
                                                                                -----------------------     -----------------------
 CURRENT ASSETS:
      Cash and cash equivalents                                                 $               17,821      $               32,393
      Accounts receivable, less allowance for losses of
        $83 (2004) and $102 (2003)                                                               8,317                       1,939
      Notes and installment contracts receivable - current, including
        held for resale $3,276 (2004) and $2,157 (2003)                                          3,361                       2,238
      Inventories                                                                               16,741                      10,964
      Deferred income taxes                                                                        693                         693
      Other current assets                                                                       1,241                       2,879
                                                                                -----------------------     -----------------------
             Total current assets                                                               48,174                      51,106
                                                                                -----------------------     -----------------------
 PROPERTY, PLANT AND EQUIPMENT (Net)                                                            35,671                      37,192
                                                                                -----------------------     -----------------------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $1,076 (2004) and $1,030 (2003)                              6,573                       6,846
                                                                                -----------------------     -----------------------
 OTHER ASSETS                                                                                    3,583                       3,389
                                                                                -----------------------     -----------------------
 TOTAL                                                                          $               94,001      $               98,533
                                                                                =======================     =======================
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Current portion of long-term debt                                         $                1,794      $                3,447
      Accounts payable                                                                           5,354                       3,844
      Amounts payable under dealer incentive programs                                            4,457                       5,828
      Accrued compensation and related withholdings                                              3,148                       2,664
      Accrued insurance                                                                          6,838                       6,385
      Estimated warranties                                                                      12,700                      13,475
      Reserve for repurchase commitments                                                         2,700                       3,070
      Other accrued expenses                                                                     4,520                       4,580
                                                                                -----------------------     -----------------------
           Total current liabilities                                                            41,511                      43,293
                                                                                -----------------------     -----------------------
 DEFERRED INCOME TAXES                                                                             693                         693
                                                                                -----------------------     -----------------------
 LONG-TERM DEBT                                                                                 11,952                      13,089
                                                                                -----------------------     -----------------------
 OTHER LONG-TERM LIABILITIES                                                                       471                         471
                                                                                -----------------------     -----------------------
 COMMITMENTS AND CONTINGENCIES (NOTE 8)
 STOCKHOLDERS' EQUITY:
      Series A Junior Participating Preferred Stock, $0.01 par value;
        200,000 shares authorized, none issued                                                       -                           -
      Preferred Stock, $0.01 par value; 300,000 shares authorized,
        none issued                                                                                  -                           -
      Common stock, $0.10 par value; 50,000,000 shares authorized,
        18,949,074 (2004) and 18,692,944 (2003) shares issued                                    1,895                       1,869
      Additional paid-in capital                                                                56,794                      55,952
      Accumulated deficit                                                                      (15,214)                    (12,733)
      Treasury stock, at cost; 1,017,300 (2004 and 2003) shares                                 (4,101)                     (4,101)
                                                                                -----------------------     -----------------------
          Total stockholders' equity                                                            39,374                      40,987
                                                                                -----------------------     -----------------------
 TOTAL                                                                          $               94,001      $               98,533
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

                                                 CAVALIER HOMES, INC. AND SUBSIDIARIES
                                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (Unaudited - in thousands)

                                                                                                      Year-to-Date Ended
                                                                                           ----------------------------------------
                                                                                               June 26,                June 28,
                                                                                                 2004                    2003
                                                                                           ----------------        ----------------
 OPERATING ACTIVITIES:                                                                            (As restated - see Note 10)
   Net loss                                                                            $            (2,481)    $            (6,591)
   Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation                                                                                 1,792                   2,508
        Provision for credit and accounts receivable losses                                              4                     352
        Loss (gain) on sale of property, plant and equipment                                            12                  (1,170)
        Impairment and other related charges                                                             -                      54
        Other, net                                                                                    (371)                   (114)
        Changes in assets and liabilities:
             Accounts receivable                                                                    (6,369)                 (8,586)
             Inventories                                                                            (5,777)                  4,966
             Income taxes                                                                              (93)                  5,738
             Accounts payable                                                                        1,510                     301
             Other assets and liabilities                                                              190                  (6,222)
                                                                                           ----------------        ----------------
        Cash used in operations                                                                    (11,583)                 (8,764)
             Installment contracts originated for resale                                           (17,845)                (19,907)
             Sale of installment contracts                                                          15,908                  18,946
             Principal collected on installment contracts originated for resale                        880                     808
                                                                                           ----------------        ----------------
        Net cash used in operating activities                                                      (12,640)                 (8,917)
                                                                                           ----------------        ----------------
 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                                            7                   3,718
   Capital expenditures                                                                               (290)                   (227)
   Originations of notes and installment contracts                                                    (127)                   (309)
   Principal collected on notes and installment contracts                                              208                     190
   Other investing activities                                                                          192                     111
                                                                                           ----------------        ----------------
        Net cash provided by (used in) investing activities                                            (10)                  3,483
                                                                                           ----------------        ----------------
 FINANCING ACTIVITIES:
   Payments on long-term debt                                                                       (2,790)                 (4,014)
   Proceeds from exercise of stock options                                                             868                       -
                                                                                           ----------------        ----------------
       Net cash used in financing activities                                                        (1,922)                 (4,014)
                                                                                           ----------------        ----------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                                         (14,572)                 (9,448)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                     32,393                  34,939
                                                                                           ----------------        ----------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                             $             17,821     $            25,491
                                                                                           ================        ================
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                                       $               611     $               590
        Income taxes                                                                   $               102     $            (6,336)

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

        The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                    Quarter Ended                   Year-to-Date Ended
                                           --------------------------------   --------------------------------
                                              June 26,         June 28,          June 26,          June 28,
                                               2004              2003             2004              2003
                                           --------------   ---------------   --------------    --------------
        Dividend yield                             0.00%             0.00%            0.00%             0.00%
        Expected volatility                       62.51%            62.94%           62.51%            62.79%
        Risk free interest rate                    3.52%             2.39%            3.52%             2.55%
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

                                                                         Quarter Ended                   Year-to-Date Ended
                                                              ---------------------------------    ---------------------------------
                                                                 June 26,           June 28,          June 26,          June 28,
                                                                   2004               2003              2004               2003
                                                              ---------------    --------------    --------------    ---------------
        Balance, beginning of period                          $        2,900             3,750             3,070             4,000
        Provision for losses on inventory repurchases, net               (58)             (122)              (74)              185
        Recoveries (payments), net                                      (142)             (128)             (296)             (685)
                                                              ---------------    --------------    --------------    ---------------
        Balance, end of period                                $        2,700             3,500             2,700             3,500
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
                                                                                    =================   ==================

10.   RESTATEMENT OF CASH FLOW ACTIVITY
      The Company recently became aware that Statement of Financial Accounting Standards ("SFAS") No. 102, Statement of Cash Flows- Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, requires separate presentation in the cash flow statement of transactions involving installment contracts originated for resale from those originated for investment. The Company has historically reported all installment loan activity as investing activities. Accordingly, the Company's Condensed Consolidated Statements of Cash Flows have been restated for the periods ended June 26, 2004 and June 28, 2003, to classify the origination, collection and sale of loans originated for resale as operating activities rather than investing activities. The restatement had no effect on the Condensed Consolidated Statement of Operations for such periods. Installment contracts originated for resale are reflected at the lower of cost or market in the accompanying Condensed Consolidated Balance Sheets. The restatement of the Condensed Consolidated Statements of Cash Flows had the following effect:

                                                                      Year-to-Date Ended                  Year-to-Date Ended
                                                                        June 26, 2004                       June 28, 2003
                                                                 -------------------------------     -------------------------------
                                                                                   As Previously                      As Previously
                                                                  As Restated        Reported         As Restated        Reported
                                                                 -------------     -------------     -------------     -------------

        Net cash used in operating activities                         (12,640)          (12,062)          (8,917)            (9,363)

        Net cash provided by (used in) investing activities               (10)             (588)           3,483              3,929


                           PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements (See pages 2 through 11)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Restatement of Cash Flow Activity
The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement of the Condensed Consolidated Statements of Cash Flows for the periods ended June 26, 2004 and June 28, 2003, as described in Note 10 to the Condensed Consolidated Financial Statements.

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

During this industry downturn, the Company's shipments fell in 1999 and 2000 disproportionately to the industry decline which the Company believes was due to its strategy, early in the downturn, of working closely with its dealers to assist them in reducing retail inventories, which also lessened the Company's risk severity associated with dealer failures. The years 2001 and 2002 resulted in significant market share gains for the Company due mainly to the Company's aggressive marketing strategies, especially product offerings, which are core to its plan for returning to profitability. In 2003, the Company believes its 1.9 percentage point reduction in market share was due to several factors. External causes include an intensely competitive marketplace and a lack of chattel (home only) financing for all homes, especially single section homes, in the industry, and internally, the Company's momentum was negatively impacted by the consolidation of its sales force and the closing of 7 home manufacturing facilities. For 2004, industry sources revised projections indicate an annual increase in home shipment levels of 2%. We believe a significant portion of the 2004 improvement will be based on single section home shipments.* During the first five months of 2004, the most current industry information available, the Company's floor shipments fell 27.8% from the same period in 2003, while industry wide shipments fell 6.7%, with the Company's market share being 4.3%. In the Company's core states, its market share was 10.6%, with shipments falling 24.4% compared to the industry decrease of 12.7% in those states. Despite the positive signals on the industry's direction that were evident after the first quarter, the Company continues to face a difficult operating environment, evident in the drop in industry shipments in April (2.7%) and May (8.7%), after a promising upturn in March. Able to redirect its focus from plant closures and down-sizing, the Company believes it is well-positioned to work toward its goal to strengthen its competitive position in the marketplace going forward with a value-packed product line, including broader product offerings on price points as well as enhanced features and the introduction of a line of modular homes.*

___________________________________________
*  See Safe Harbor Statement on page 23.

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

___________________________________________
*See Safe Harbor Statement on page 23.

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

Operating activities during the first half of 2004 used net cash of $12,640.

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

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consisted of fixed

------------------------------------------
*See Safe Harbor Statement on page 23.

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

Changes in Internal Controls
Subsequent to the filing of the Company's Quarterly Report on Form 10-Q for the period ended June 26, 2004, the Company identified a material weakness in its internal control over financial reporting related to classification of items in its Condensed Consolidated Statements of Cash Flows. As previously reported, during the preparation of the Company's Quarterly Report on Form 10-Q for the period ended September 25, 2004, management of the Company determined that Statement of Financial Accounting Standards ("SFAS") No. 102, Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Acquired for Resale, requires separate presentation in the cash flow statement of transactions involving installment contracts originated for resale from those originated for investment. The Company has historically reported all installment loan activity as investing activities. The Company restated its Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 (and for the 2004 and 2003 interim periods).

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