Form 10-K
period 2004-12-31
CAVALIER HOMES INC
filed 2005-03-31
CIK 789863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K
 (Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR l5(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2004
         -------------------------------------------
         or
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ____________ to ____________


                          Commission file number 1-9792
                              CAVALIER HOMES, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                     63-0949734
       (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                  Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes X No__


The aggregate market value of the voting common equity held by non-affiliates computed by reference to the closing price of such stock on the American Stock Exchange as of June 26, 2004, was $84,577,225.

   The number of shares outstanding of each of the registrant's classes of common stock, as of March 30, 2005.
                     Common, $0.10 par value: 18,034,929
                     -------------------------

                    Documents Incorporated by Reference
           Part III of this report incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 24, 2005.

                              CAVALIER HOMES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004

                                     PART I

ITEM 1.           BUSINESS (dollars in thousands)

General Development of Business
Cavalier Homes, Inc. (the "Company"), incorporated in 1984, is a Delaware corporation with its executive offices located at 32 Wilson Boulevard 100, Addison, Alabama 35540. Unless otherwise indicated by the context, references in this report to the "Company" or to "Cavalier" include the Company, its subsidiaries, divisions of these subsidiaries and their respective predecessors, if any. Cavalier is engaged in the production, sale, financing and insuring of manufactured homes.

Revenue, operating income (loss), identifiable assets and other financial data of the Company's industry segments for the three years ended December 31, 2004 are contained in Note 11 of Notes to Consolidated Financial Statements in Part II.

Home Manufacturing Operations
At December 31, 2004, the Company owned seven home manufacturing facilities (including the Ft. Worth facility which was closed subsequent to year end excluding idled facilities) engaged in the production of manufactured homes, one plant that manufactures laminated wallboard and a cabinet manufacturing operation. See "Item 2. Properties." The Company's operating home manufacturing facilities normally function on a single-shift, five-day week basis with the approximate annual capacity to produce 19,500 floors.

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

The following table sets forth certain sales information for 2004, 2003, and 2002:


                                                           For the Year Ended December 31,
                                ---------------------------------------------------------------------------------------
                                          2004                            2003                          2002
                                --------------------------      ------------------------      -------------------------
Number of homes sold:

   Single-section homes               1,949           31%              873          13%             2,235          19%
   Multi-section homes                4,387           69%            5,769          87%             9,734          81%
                                ------------  ------------      -----------  -----------      ------------  -----------

      Total homes                     6,336          100%            6,642         100%            11,969         100%
                                ============  ============      ===========  ===========      ============  ===========

Number of floors sold                10,772                         12,411                         21,703
                                ============                    ===========                   ============


The Company designs and manufactures a wide range of homes with a focus on serving the low- to medium-priced manufactured housing market in the South Central and South Atlantic regions of the United States. Over the past four years, the Company has implemented plans to standardize parts and specifications to facilitate its ability to interchange production between home manufacturing facilities to better manage both order backlog and delivery cost. Additionally, basic product design and price point strategies are managed from an overall Company perspective to maximize dealer and retail customer penetration and minimize costs both from a manufacturing standpoint as well as for material purchases.

Construction of a home begins by welding steel frame members together and attaching axles, wheels and tires. The frame is then moved through the plant, stopping at a number of workstations where various components and sub-assemblies are attached. Certain sub-assemblies, such as floors, cabinets, ceilings and wall systems, are assembled at off-line workstations. It takes approximately two to four days to complete construction of a home. The completed home is sold ready for connection to customer-supplied utilities.

The principal raw materials purchased by the Company are steel, lumber, panels, sheetrock, vinyl siding, roofing materials, insulating materials, electrical supplies, appliances, roof trusses, plumbing fixtures, floor covering, and windows. Currently, the Company maintains approximately two to four weeks' inventory of raw materials. The Company is dependent on a single source of supply for insulation, foam seal, and shingles. The inability of the Company to obtain any materials used in the production of its homes, whether due to materials shortages, destruction of manufacturing facilities or other events affecting production of these component parts, may affect our ability to meet or maintain production requirements.

The Company's component manufacturing subsidiaries provide most laminated wallboards and cabinets for its home manufacturing facilities. Additionally, certain of the Company's home manufacturing facilities currently purchase lumber and roof trusses from joint ventures in which the Company owns an interest. The Company believes prices obtained by the Company for these products from the Company's joint ventures are competitive with the Company's other sources of supply.

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

The Company currently offers around 590 different models of manufactured homes, including modular homes, with a variety of decors that are marketed under multiple brand names. The homes typically include a living room, dining area, kitchen, two to four bedrooms and two bathrooms. Each home contains a cook top/range and oven, refrigerator, microwave, dishwasher, water heater and central heating. Customers also may choose from available options including gas appliances, kitchen cabinets, and various decor packages, recessed frames for use with permanent foundations and wind load and thermal options for use in certain geographic areas.

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

Independent Dealer Network, Sales and Marketing
At December 31, 2004, the Company had 131 participating dealer locations selling the Company's homes under its Exclusive Dealer Program, which included four Company-owned retail locations. In addition, the Company markets its homes through approximately 240 active non-exclusive independent dealer locations.

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



         For the Year Ended December 31,                           2004      2003      2002
---------------------------------------------------              --------  --------  --------

Number of independent exclusive dealer locations (at year end)      127       129       220

Percentage of manufactured home sales                                60%       49%       55%

Through its finance subsidiary, CIS Financial Services, Inc. ("CIS"), the Company purchases qualifying retail installment sales contracts primarily for manufactured homes sold through the Company's dealer network.

Approximately 78.4% of the Company's sales in 2004 were to dealers operating sales centers in the Company's core states as follows: North Carolina - 12.5%, Louisiana - 10.2%, Alabama - 10.2 %, Texas - 7.7%, South Carolina - 6.9%, Georgia - 8.6%, Arkansas - 5.2%, Missouri - 5.0%, Mississippi - 4.8%, Oklahoma - 3.7%, and Tennessee - 3.6%.

Generally, the Company has written agreements with its independent dealers, which may be terminated at any time by either party, with or without cause, after a short notice period. The Company does not have any control over the operations of, or financial interests in, any of its independent dealers, including any of its independent exclusive dealers. The Company is not dependent on any single dealer, and in 2004, the Company's largest dealer location accounted for approximately 1.9% of sales.

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

The Company's sales force is generally organized based on a geographic region with a regional sales manager and sales representatives who are compensated primarily on a commission basis. The sales representatives are charged with the day-to-day servicing of the needs of the Company's independent dealers, including its exclusive dealers. The Company markets its homes through product promotions, participation in regional manufactured housing shows, advertisements in local media and trade publications. As of December 31, 2004, the Company maintained a sales force of 27 full-time salesmen and 5 full-time general sales managers.

Retail Financing Activities
A significant factor affecting sales of manufactured homes is the availability and terms of financing. CIS purchases qualifying retail installment sales contracts for manufactured homes sold primarily through the Company's dealer network.

CIS seeks to provide competitive financing terms to customers of the Company's dealers. CIS currently offers various conventional loan programs which require a down-payment ranging from 5% to 20% of the purchase price, in cash, trade-in value of a previously-owned manufactured home and/or appraised value of equity in any real property pledged as collateral. Repayment terms generally range from 180 to 360 months, depending upon the type of home and amount financed, the amount of the down payment and the customer's creditworthiness. CIS's loans are secured by a purchase money security interest in the manufactured home and, in certain instances, a mortgage on real property pledged as additional collateral. As of December 31, 2004, all of CIS's outstanding loans were secured. Loans purchased by CIS normally provide a fixed rate of interest with equal monthly payments and are non-recourse to the dealer. The interest rates applicable to CIS's loan portfolio as of such date generally ranged from 7% to 15%, and the approximate weighted average annual percentage interest rate was 10.99%. Currently, CIS operates in most of the states in which the Company has independent exclusive dealers.

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

Beginning in 1998, the business focus of CIS changed from building, holding and servicing a portfolio of loans to purchasing loans from retail customers of its dealers that are subsequently sold to other financial institutions, with limited recourse. CIS does not retain the servicing function and does not earn interest income on those sold loans. Although the level of CIS's future activities cannot presently be determined, the Company expects to utilize internally generated working capital and amounts generated from sales of loans under the retail finance agreements discussed in the previous paragraph to fund the purchase of retail installment sale contracts on homes sold by the Company's dealers and may use borrowings to develop a portfolio of such installment sale contracts. The Company believes that its relationships with its dealers will assist the development of this business strategy.

The Company maintains a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance. Amounts provided for credit losses were $75, $354 and $358 in 2004, 2003, and 2002, respectively. Additionally, as a result of defaults, early payoffs and repossessions, net of recoveries, $152, $183 and $328 were charged against the reserve in 2004, 2003, and 2002, respectively. The reserve for credit losses at December 31, 2004 was $953 as compared to $1,030 at December 31, 2003 and $859 at December 31, 2002.

In 2004, 2003 and 2002, CIS repossessed 14 homes each year. The Company's inventory of repossessed homes was 17 homes at December 31, 2004, as compared to 10 homes at both December 31, 2003 and 2002. The Company's net losses resulting from repossessions on CIS purchased loans as a percentage of the average principal amount of such loans outstanding for fiscal 2004, 2003 and 2002 was 1.53%, 1.71% and 3.66%, respectively. There can be no assurance that the Company's future results with respect to delinquencies and repossessions will be consistent with its past experience.

The loan portfolio contains loans identified as presenting uncertainty with respect to collectibility (customers in bankruptcy). These loans totaled $502 (14 loans) and $334 (10 loans) at December 31, 2004 and 2003, respectively, and are excluded from the following two tables.

At December 31, 2004 and December 31, 2003, delinquencies, except for loans identified as presenting uncertainty with respect to collectibility, expressed as a percentage of the total number of installment sale contracts which CIS owned were as follows:


                     Total Number                               Delinquency Percentage
                                        ------------------------------------------------------------------------
December 31,         of Contracts          30 Days             60 Days            90 Days            Total
                   -----------------    ---------------    ----------------   ----------------  ----------------

       2004              221                     2.72%               0.91%              2.72%             6.35%

       2003              259                     0.39%               0.77%              1.16%             2.32%

At December 31, 2004 and December 31, 2003, delinquencies, except for loans identified as presenting uncertainty with respect to collectibility, expressed as a percentage of the total outstanding principal balance of installment sale contracts which CIS owned were as follows:


                     Total Value                                Delinquency Percentage
                                        ------------------------------------------------------------------------
December 31,         of Contracts          30 Days             60 Days            90 Days            Total
                   -----------------    ---------------    ----------------   ----------------  ----------------

       2004             $8,839                   3.02%               0.72%              3.39%             7.13%

       2003            $10,114                   0.73%               0.59%              1.28%             2.60%


Certain operating data relating to CIS are set forth in the following table:


                                                            December 31,
                                        ------------------------------------------------------
                                             2004                 2003               2002
                                        ---------------    ----------------   ----------------
Total loans receivable              $            8,839 $            10,114 $           10,977
Allowance for credit losses         $              953 $             1,030 $              859
Number of loans outstanding                        221                 259                293
Net loss ratio on average
   outstanding principal balance                 1.53%               1.71%              3.66%
Weighted average annual
   percentage rate                               11.0%               11.1%              11.5%


Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. CIS is currently selling loans to lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company's liquidity, reduce the Company's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements.

Retail Insurance Activities
Through its wholly owned insurance agency, the Company sells commissioned insurance products primarily to retail purchasers of the Company's homes.

Wholesale Dealer Financing and Repurchase Obligations
In accordance with manufactured housing industry practice, the Company's dealers finance a majority of their purchases of manufactured homes through wholesale "floor plan" financing arrangements. Under a typical floor plan financing arrangement, a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution which provides financing to the dealer customarily requires the Company to enter into a separate repurchase agreement with the financial institution under which the Company is obligated, upon default by the dealer, to repurchase the financed homes at a declining price based upon the Company's original invoice date and price. A portion of purchases by dealers are pre-sold to retail customers and are paid through retail financing commitments.

The risk of loss under repurchase agreements is lessened by the fact that (i) sales of the Company's manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 1.9% of sales in 2004, (ii) the price the Company is obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 to 24 months) and (iii) the Company historically has been able to resell homes repurchased from lenders. As of December 31, 2004, the maximum amount for which the Company is contingently liable under such agreements was approximately $73,000. The Company has a reserve for repurchase commitments of $2,052 as of December 3l, 2004, based on an evaluation of dealers' financial condition. The provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34, are applicable to the Company's repurchase commitments. However, based on the Company's evaluation, the impact of adopting FIN 45 was not material to the consolidated financial statements. The Company intends to adopt the provisions of FIN 45 to new guarantees issued on or after January 1, 2005.

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

The Company generally employs a full-time service manager at each of its home manufacturing units and at December 31, 2004, employed 116 full-time service personnel to provide administrative and on-site service and to correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to the Company, and management of the Company has placed emphasis on diagnosing potential problem areas to help minimize costly field repairs. At December 31, 2004, the Company had established a reserve for future warranty claims of $13,255 relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

Competition
The manufactured housing industry is highly competitive, characterized by low barriers to entry and severe price competition. Competition is based primarily on price, product features and quality, reputation for service quality, depth of field inventory, delivery capabilities, warranty repair service, dealer promotions, merchandising and terms of dealer (wholesale) and retail (consumer) financing. The Company also competes with other manufacturers, some of which maintain their own retail sales centers, for quality independent dealers. In addition, the Company's manufactured homes compete with other forms of low-cost housing, including site-built, prefabricated, modular homes, apartments, townhouses and condominiums. The selection by retail buyers of a manufactured home rather than an apartment or other alternative forms of housing is significantly affected by their ability to obtain satisfactory financing. The Company faces direct competition from numerous manufacturers, many of which possess greater financial, manufacturing, distribution and marketing resources.

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

A variety of federal laws affect the financing of manufactured homes, including the financing activities conducted by CIS. The Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require substantial disclosures to be made in writing to a consumer with regard to various aspects of the particular transaction, including the amount financed, the annual percentage rate, the total finance charge, itemization of the amount financed and other matters. The Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain prohibited bases, and also require that certain specified notices be sent to credit applicants whose applications are denied. The Fair Credit Act promulgated thereunder regulates how customer credit reports are obtained and handled. The Federal Trade Commission has adopted or proposed various trade regulation rules to specify and prohibit certain unfair credit and collection practices and also to preserve consumers' claims and defenses. The Government National Mortgage Association ("GNMA") specifies certain credit underwriting requirements in order for installment manufactured home sale contracts to be eligible for inclusion in a GNMA program. HUD also has promulgated substantial disclosure and substantive regulations and requirements in order for a manufactured home installment sale contract to qualify for insurance under the Federal Housing Authority ("FHA") program, and the failure to comply with such requirements and procedures can result in loss of the FHA guaranty protection. In addition, the financing activities of CIS also may become subject to the reporting and disclosure requirements of the Home Mortgage Disclosure Act. In addition to the extensive federal regulation of consumer credit matters, many states also have adopted consumer credit protection requirements that may impose significant requirements for consumer credit lenders. For example, many states require that a consumer credit finance company such as CIS obtain certain regulatory licenses or permits in order to engage in such business in that state, and many states also set forth a number of substantive contractual limitations regarding provisions that permissibly may be included in a consumer contract, as well as limitations upon the permissible interest rates, fees and other charges that may be imposed upon a consumer. Failure by the Company or CIS to comply with the requirements of federal or state law pertaining to consumer credit could result in the invalidity of the particular contract for the affected consumer, civil liability to the affected customers, criminal liability and other adverse results. The sale of insurance products by the Company is subject to various state insurance laws and regulations, which govern allowable charges and other insurance practices.

Employees
As of December 31, 2004, the Company had 1,786 employees, of whom 1,429 were engaged in home manufacturing and supply distribution, 40 in sales, 116 in warranty and service, 158 in general administration, 2 in delivery, 25 in finance and insurance services and 16 in the operation of retail locations. In addition, at year end, the Company employed 71 individuals, covered by a collective bargaining agreement, who were leased to another manufacturer pursuant to an agreement entered into in 2003 for which the Company is fully reimbursed related expenses. At year-end, other than the leased employees, none of the Company's employees were covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

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

Percentage Increase (Decrease) in Floor Shipments through 2004:
1992..................21%
1993..................22% 1997..................1% 2001..................(20.7)%
1994..................23% 1998..................8% 2002..................(11.1)%
1995..................12% 1999..............(4.3)% 2003..................(21.1)%
1996..................10% 2000.............(25.9)% 2004...................(3.1)%

During much of the 1990s, the manufactured housing industry experienced increases in both the number of retail dealers and manufacturing capacity, which we believe ultimately created slower retail turnover, higher dealer inventories and increased price competition. These conditions continued to significantly affect the industry in 2004, which was the sixth consecutive year of declining HUD-Code shipments of new homes. In addition, a number of retail dealers have failed and repossessions of manufactured homes have significantly increased. Some manufactured housing wholesale and retail lenders also have discontinued business in the industry, and some of the remaining lenders have raised their interest rates and tightened their credit standards. We believe these conditions reflect that the manufactured housing industry is in a down cycle, which has had a material adverse effect on Cavalier's results of operations and financial condition. Sales in the manufactured housing industry are also seasonal in nature, with sales of homes traditionally being stronger in April through October and weaker during the first and last part of the calendar year. While seasonality did not significantly impact Cavalier's business from 1992 through 1996, when industry shipments were steadily increasing, the continued tightening of competitive conditions seems to signal a return to the industry's traditional seasonal patterns. Approximately 78.4% of the Company's sales in 2004 were to dealers operating sales centers in the Company's core states. We cannot predict how long the tightening of competitive and industry conditions will last, or what the extent of their impact will be on the future results of operations and financial condition of Cavalier. Industry projections for wholesale shipments in 2005 are up slightly from 2004 levels.

Limitations on Ability to Pursue Business Strategy Cavalier's current business strategies are to:
o control costs in light of currently prevailing industry conditions;
o attempt to generate an increase in sales in an increasingly competitive environment;
o return to consistent profitability;
o develop our exclusive and independent dealer network;
o pursue the financing, insurance and other activities of CIS and the financial services segment; and
o eliminate redundant products to streamline production in an effort to reduce costs.

Downturns in shipments in the manufactured housing industry and a decline in the demand for Cavalier's homes have had a material adverse effect on us. Our ability to execute our business strategy depends on a number of factors, including the following:
o general economic and industry conditions;
o our ability to control costs if industry production capacity continues to decrease beyond current levels;
o competition from other companies in the same business as us;
o our ability to attract, retain or sell to additional independent dealers, especially exclusive dealers;
o the availability of semi-skilled workers in the areas in which our manufacturing facilities are located;
o the ability of CIS and the Company's insurance and component parts operations to be competitive;
o the availability of capital and financing;
o the ability of our independent dealers and retail locations to compete under current industry conditions;
o the availability and terms of wholesale and retail financing from lenders in the manufactured housing industry; and,
o market acceptance of product offerings.

There are other factors in addition to those listed above, many of which are beyond our control. Cavalier cannot assure investors that our business strategy will be successful. If our strategy is unsuccessful, this may have a material adverse effect upon Cavalier's results of operations or financial condition.

Limitations on Availability of Consumer and Dealer Financing
Third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, and the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. Throughout the past six years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. The much-anticipated infusion of new and competitive lending capacity, which the Company believes is essential to support demand at higher levels, has not yet materialized. Until there is substantial entry of finance resources to the manufactured housing market, the Company believes a meaningful expansion for the industry will be delayed. Unfavorable changes in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.

Changes in Industry Retail Inventories
Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on the Company's operating results. For example, due to the rapid expansion of the retail distribution network in the manufactured housing industry that occurred in much of the 1990's, there was an imbalance between industry retail inventories and consumer demand for manufactured homes. The deterioration in the availability of retail financing, along with competition from repossessed homes, extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in even greater intense price competition, further pressure on profit margins within the industry, and have a material adverse effect on Cavalier. The Company's inventory at all retail locations, including Company-owned retail sales centers, remained consistent in 2004 from 2003. Cavalier believes that inventories of its homes are approaching levels which are more consistent with retail demand, due in part to the Company's emphasis on working with its dealers to reduce retail inventories, although we cannot provide investors assurances to this effect. In spite of these efforts, significant unfavorable developments or further deterioration within the industry would undoubtedly have an adverse impact on Company operating results.

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

Intense Competition
The production and sale of manufactured homes is a highly competitive industry, characterized by low barriers to entry and severe price competition. Competition is based primarily on the following factors:
o price;
o product features and quality;
o reputation for service quality;
o depth of field inventory;
o delivery capabilities;
o warranty repair service;
o dealer promotions;
o merchandising; and
o terms of wholesale (dealer) and retail (consumer)financing.

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

Contingent Repurchase and Guaranty Obligations
Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions, which have provided wholesale floor plan financing to dealers. A majority of Cavalier's sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our products from the lending institutions at a declining price based upon the Company's original invoice date and price in the event such product is repossessed upon a dealer's default. The risk of loss under repurchase agreements is lessened by the fact that (1) sales of our manufactured homes are spread over a relatively large number of independent dealers; (2) the price that Cavalier is obligated to pay under such repurchase agreements generally declines over the period of the agreement and also declines during such period based on predetermined amounts; and (3) Cavalier has been able to resell homes repurchased from lenders. While we have established a reserve for possible repurchase losses, we cannot assure investors that we will not incur material losses in excess of these reserves in the future.

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

Our strategy currently includes the continued operation of the financial services segment of our business. We also may engage in other transactions, such as selling portions of our installment loan portfolio, that are designed to facilitate the ability of CIS to purchase and/or originate an increased volume of loans and to reduce our exposure to interest rate fluctuations and installment loan losses. Accordingly, we may incur additional debt, or other forms of financing, in order to continue to fund such growth. CIS is currently re-selling installment loan contracts to other financial institutions. Cavalier believes the periodic sale of installment contracts under various retail finance agreements will reduce requirements for both working capital and borrowings, increase Cavalier's liquidity, reduce Cavalier's exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. However, we cannot assure investors that we will be able to make additional sales. We also cannot offer any assurance that possible additional financing, or the aforementioned transactions involving our installment loan portfolio, will be available on terms acceptable to Cavalier. If not, we may be forced to curtail our financial services business and to alter our other strategies.

Potential Unavailability and Increases in Prices of Raw Materials
The availability and pricing of raw materials used in the production of homes may significantly affect Cavalier's operating costs. Sudden increases in demand for these construction materials, as has recently occurred, caused by natural disasters or other market forces can greatly increase the costs of materials or limit the availability of such materials. Increases in costs cannot always be reflected immediately in prices, especially in competitive times, and, consequently, may adversely impact Cavalier's profitability. Further, a reduction in the availability of raw materials also may affect our ability to meet or maintain production requirements.

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

Reliance on Executive Officers
Cavalier's success depends highly upon the personal efforts and abilities of its current executive officers. Specifically, Cavalier relies on the efforts of its Chairman of the Board, Barry B. Donnell (who retired as an executive officer as of December, 31, 2004 but will continue to serve as Cavalier's Chairman of the Board), its President and Chief Executive Officer, David A. Roberson, its Chief Operating Officer, Gregory A. Brown, and its Vice President, Chief Financial Officer and Secretary-Treasurer, Michael R. Murphy. The loss of the services of one or more of these individuals could have a material adverse effect upon our business. We do not have employment or non-competition agreements with any of our executive officers. Our ability to continue to work through the industry's current downturn will depend upon our ability to attract and retain experienced management personnel.

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

Volatility of Stock Price
The Company's common stock is currently traded on the American Stock Exchange. The market price of the Company's common stock may be subject to significant fluctuations in response to variations in the Company's operating results and other factors affecting the Company specifically, the manufactured housing industry generally, and the stock market generally.

Requirements of the Sarbanes-Oxley Act of 2002
The Sarbanes-Oxley Act ("SOX") of 2002 has introduced many new requirements applicable to the Company regarding corporate governance and financial reporting. Among many other requirements is the requirement under Section 404 of the Act that management issue a report on the Company's internal controls over financial reporting and for the Company's independent registered public accountant to attest to management's report. Section 404 currently is applicable only to "accelerated filers," which determination is made at the end of the second fiscal quarter of each year. Due to the increase in the Company's stock price during 2004, the Company was designated an "accelerated filer" as of June 26, 2004. As a result of the Company's "accelerated filer" status, the Company is required to comply with Section 404 beginning with the fiscal year ending December 31, 2004. The Company devoted substantial time and incurred substantial costs during 2004 in an attempt to comply timely with the requirements of
Section 404. The compliance efforts included attestation fees paid to the independent registered public accounting firm and to a lesser extent consulting fees to other parties to support management's assessment activities. The Securities and Exchange Commission extended the compliance deadline for accelerated filers meeting certain criteria, allowing an extra 45 days for such filers to include management's report on internal controls and the independent registered public accountant's attestation of such report in an amendment to the previously-filed annual report for the 2004 fiscal year. The Company has taken advantage of this extension, and hopes to file management's report on the Company's internal controls and the attestation of the Company's independent registered public accountants within the 45-day extension period. There can be no assurance that the Company will be successful in complying with Section 404 during the required time period. Failure to do so could result in penalties and additional expenditures to meet the requirements which could affect the ability of our auditors to issue an unqualified report on the 404 audit report.


Available Information
You can find additional information regarding our executive officers and Board of Directors in the Proxy Statement relating to our 2005 Annual Meeting of Stockholders. In addition, we periodically file reports and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934. You can read and copy this information at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public reports, proxy and information statements filed with the SEC of electronic filers can be accessed via the SEC's Internet website (http://www.sec.gov). Additionally, you may request copies of our documents by calling our Investor Relations Department at (256) 747-9800; or visit our website. Our Internet website is http://www.cavhomesinc.com. We make available, free of charge, through the Investor Relations portion of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 2.  PROPERTIES (dollars in thousands)

The following table sets forth the location and approximate square footage for each principal facility of the Company, separated by segment, as of December 31, 2004:


                                                                                            Approximate     Owned/    (a)
                 Location                         Use (Number of Facilities)              Square Footage    Leased
                 --------                         --------------------------              --------------    ------
       Home Manufacturing - operating
                 Addison, Alabama               Manufacturing facilities (2)                   364,000       Owned
                 Hamilton, Alabama              Manufacturing facility (1)                     200,000       Owned
                 Millen, Georgia                Manufacturing facilities (2)                   179,000       Owned
                 Nashville, North Carolina      Manufacturing facility (1)                     182,000       Owned
                 Ft. Worth, Texas               Manufacturing facility (1)                     104,000       Owned    (c)
       Home Manufacturing - idled                                                                                     (b)
                 Addison, Alabama               Manufacturing facilities (2)                   180,000       Owned
                 Adrian, Georgia                Manufacturing facility (1)                     107,000       Owned
                 Conway, Arkansas               Manufacturing facility (1)                     222,000       Owned
                 Cordele, Georgia               Manufacturing facility (1)                     179,000       Owned
                 Shippenville, Pennsylvania     Manufacturing facility (1)                     120,000       Owned
                 Winfield, Alabama              Manufacturing facility (1)                     134,000       Owned
       Component Manufacturers
                 Hamiliton, Alabama             Manufacturing facility (1)                      60,000       Owned
                 Haleyville, Alabama            Manufacturing facilities (2)                   169,000       Owned
       Financial Services
                 Hamilton, Alabama              Administrative Office                            9,000       Owned
       General Corporate
                 Addison, Alabama               Administrative Office                           10,000       Owned
                 Wichita Falls, Texas           Administrative Office                            1,000      Leased


(a) Certain of the facilities listed as owned are financed under industrial development bonds.
(b) Certain of the idled facilities are leased to third parties under leasing arrangements, which, in some cases, include options to purchase.
(c)  The Ft. Worth, Texas facility was idled subsequent to the 2004 year end.

In general, the manufacturing facilities are in good condition and are operated at capacities which range from approximately 40% to 65%, excluding idled facilities.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock began trading on the American Stock Exchange under the symbol "CAV" on March 5, 2004, having moved from the New York Stock Exchange. The following table sets forth, for each of the periods indicated, the reported high and low closing sale prices per share on the applicable exchange for the Company's common stock


                                          Closing Sales Price
                                        -----------------------
                                           High          Low
                                        -----------   ---------
Year ended December 31, 2004
     Fourth Quarter                        $ 5.99       $ 5.17
     Third Quarter                           5.85         3.88
     Second Quarter                          6.59         5.00
     First Quarter                           5.85         2.98

Year ended December 31, 2003
     Fourth Quarter                        $ 3.12       $ 2.64
     Third Quarter                           3.01         1.99
     Second Quarter                          2.13         1.20
     First Quarter                           1.85         1.13


As of February 28, 2005, the Company had approximately 360 shareholders of record and 2,800 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.

The Company discontinued payments of dividends in the fourth quarter of 2000. While the Company does not expect to recommence cash dividend payments in the foreseeable future, the future payment of dividends on the Company's common stock will be determined by the Board of Directors of the Company in light of conditions then existing, including the earnings of the Company and its subsidiaries, their funding requirements and financial conditions, certain loan restrictions and applicable laws and governmental regulations. The Company's present loan agreement contains restrictive covenants, which, among other things, limit the aggregate dividend payments and purchases of treasury stock to 50% of the Company's consolidated net income for the two most recent fiscal years.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.


                                           EQUITY COMPENSATION PLAN INFORMATION
---------------------------------------------------------------------------------------------------------------------------
                           Number of securities to be       Weighted-average exercise         Number of securities remaining
                           issued upon exercise of          price of outstanding options,     available for future issuance
                          outstanding options, warrants      warrants and rights               under equity compensation
                                 and rights                                                     plans (excluding securities
                                                                                                reflected in column (a))
---------------------------------------------------------------------------------------------------------------------------
   Plan Category                     (a)                             (b)                                (c)
---------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans
Approved by Stockholders           2,033,386                         8.52                            1,071,969
---------------------------------------------------------------------------------------------------------------------------
Equity Compensation Plans not
Approved by Stockholders              51,000                         3.40                                   -
---------------------------------------------------------------------------------------------------------------------------
Total                              2,084,386                         8.39                            1,071,969
---------------------------------------------------------------------------------------------------------------------------


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

Pursuant to a common stock repurchase program approved by the Company's Board of Directors, a total of 3,168,800 shares have been purchased at a cost of $24,842. The Company retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. At December 31, 2004, the Company has authority under the program to acquire up to 831,200 additional shares.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The statement of operations data, the balance sheet data, and other data of the Company for each of the years in the five year period ended December 31, 2004 have been derived from the consolidated financial statements of the Company. The Company's audited financial statements as of December 31, 2004 and 2003, and for each of the years in the three-year period ended December 31, 2004, including the notes thereto and the related report of Deloitte & Touche LLP, independent registered public accountants, are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the Consolidated Financial Statements (including the Notes thereto) and the other financial information contained elsewhere in this report, and with the Company's consolidated financial statements and the notes thereto appearing in the Company's previously filed Annual Reports on Form 10-K.

                                                                          Year Ended December 31,
                                                ----------------------------------------------------------------------------
                                                   2004            2003            2002            2001            2000
                                                ------------   -------------   -------------   -------------   -------------
                                                                 (in thousands, except per share amounts)
Statement of Operations Data

Revenue:
     Home manufacturing net sales            $      223,779 $       237,215  $      375,385 $       347,535 $       306,239
     Financial services                               2,444           2,673           2,690           3,088           4,878
     Retail                                           7,938           7,948           7,908           6,968          16,842
     Other                                                -               -           1,274           6,280           5,153
                                                ------------   -------------   -------------   -------------   -------------
     Total revenue                                  234,161         247,836         387,257         363,871         333,112

Cost of sales                                       192,419         208,687         332,964         309,656         292,810
Selling, general and administrative                  38,340          43,171          62,649          66,690          85,430
Impairment and other related charges                    209             750           6,064           1,003           6,975
                                                ------------   -------------   -------------   -------------   -------------
Operating income (loss)                               3,193          (4,772)        (14,420)        (13,478)        (52,103)
Other income (expense) - net                           (857)           (685)           (756)           (655)           (251)
                                                ------------   -------------   -------------   -------------   -------------
Income (loss) before income taxes                     2,336          (5,457)        (15,176)        (14,133)        (52,354)

Income tax provision (benefit)                           75            (518)          5,716            (600)        (19,129)
Equity in earnings (losses) of equity-method
    investees                                           980             369             384            (485)           (243)
                                                ------------   -------------   -------------   -------------   -------------
Income (loss) before cumulative effect of
    change in accounting principle                    3,241          (4,570)        (20,508)        (14,018)        (33,468)

Cumulative effect of change in
     accounting principle                                 -               -         (14,162)              -               -
                                                ------------   -------------   -------------   -------------   -------------
Net income (loss)                            $        3,241 $        (4,570)$       (34,670)$       (14,018)$       (33,468)
                                                ============   =============   =============   =============   =============
Basic net income (loss) per share, before
     cumulative effect of change in accounting
     principle                               $          .18 $          (.26)$         (1.16)$          (.80)$         (1.88)

Cumulative effect of change in
     accounting principle, net of tax                     -               -            (.80)              -               -
                                                ------------   -------------   -------------   -------------   -------------
Basic net income (loss) per share            $          .18 $          (.26)$         (1.96)$          (.80)$         (1.88)
                                                ============   =============   =============   =============   =============
Diluted net income (loss) per share          $          .18 $          (.26)$         (1.96)$          (.80)$         (1.88)
                                                ============   =============   =============   =============   =============
Cash dividend per share                      $            - $             - $             - $             - $           .09
                                                ============   =============   =============   =============   =============
Weighted average number of shares
     outstanding                                     17,880          17,666          17,665          17,580          17,800
                                                ============   =============   =============   =============   =============
Weighted average number of shares
     outstanding, assuming dilution                  18,178          17,666          17,665          17,580          17,800
                                                ============   =============   =============   =============   =============
Other Data

Capital expenditures                         $          786 $           327 $         2,062 $         3,496 $         3,807
                                                ============   =============   =============   =============   =============
Balance Sheet Data

Working capital                              $       12,967 $         7,813 $        12,346 $        18,183 $        27,213
Total assets                                 $       98,230 $        98,533 $       130,071 $       174,116 $       187,595
Long-term debt                               $       11,400 $        13,089 $        22,643 $        23,999 $        24,054
Stockholders' equity                         $       45,167 $        40,987 $        45,536 $        80,192 $        94,318

Certain amounts from prior periods have been reclassified to conform to the current presentation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

Overview
Cavalier Homes, Inc. and its subsidiaries produce, sell and finance manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. The industry also has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels, each of which have contributed to a reduction in wholesale industry shipments to a 42 year low.

Industry/Company Shipments and Market Share
The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were down 3.1% in 2004, as compared to 2003. The cumulative decline from 1999 through 2004 of 60% is detailed in the following table.


                                                              Floor Shipments
            ---------------------------------------------------------------------------------------------------------------------
                                   Nationwide                                         Cavalier's Core 11 States
            ---------------------------------------------------------  ----------------------------------------------------------
                       Increase                 Increase                           Increase               Increase
                      (decrease)               (decrease)      Market              (decrease)             (decrease)       Market
  Year      Industry from prior year Cavalier from prior year  Share    Industry from prior year Cavalier from prior year   Share
----------  --------  -------------- -------- ---------------  ------  --------  --------------- --------  --------------  ------
     1999   582,498                   34,294                    5.9%    284,705                   30,070                    10.6%
     2000   431,787       -25.9%      18,590     -45.8%         4.3%    199,276     -30.0%        15,941     -47.0%          8.0%
     2001   342,321       -20.7%      21,324      14.7%         6.2%    149,162     -25.1%        17,884      12.2%         12.0%
     2002   304,370       -11.1%      21,703       1.8%         7.1%    124,127     -16.8%        18,039       0.9%         14.5%
     2003   240,180       -21.1%      12,411     -42.8%         5.2%     87,265     -29.7%        10,584     -41.3%         12.1%
     2004   232,824        -3.1%      10,772     -13.2%         4.6%     78,297     -10.3%         8,722     -17.6%         11.1%

During this industry downturn, the Company's shipments fell in 1999 and 2000 disproportionately to the industry decline which the Company believes was due to its strategy, early in the downturn, of working closely with its dealers to assist them in reducing retail inventories, which also lessened the Company's risk severity associated with dealer failures. The years 2001 and 2002 resulted in significant market share gains for the Company due mainly to the Company's aggressive marketing strategies, especially product offerings, which are core to its plan for returning to profitability. In 2003 and 2004, the Company believes its reduction in market share was due to several factors. External causes include an intensely competitive marketplace and a lack of chattel (home only) financing for all homes, especially single wide homes, in the industry, and internally, the Company's momentum was negatively impacted by the consolidation of its sales force and the closing of 7 home manufacturing facilities during 2003. For 2005, industry sources project a 5.1% increase in shipment levels with a seasonally slow first quarter and gradual improvement for the 2nd and 3rd quarters. The Company believes it is well-positioned to strengthen its competitive position in the marketplace going forward with a value-packed product line, including broader product offerings on price points as well as enhanced features and a line of modular homes.

Industry Finance Environment
A major factor contributing to the manufactured housing industry growth in the 1990s was relaxed credit standards, which ultimately resulted in a change in the financing approach in the industry due to underperforming manufactured housing loans. Throughout the past six years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single wide products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is greater. The much-anticipated infusion of new and competitive lending capacity, which the Company believes is essential to support demand at higher levels has not yet materialized. Until there is substantial entry of finance resources to the manufactured housing market, the Company believes a meaningful expansion for the industry will be delayed.

Raw Materials Costs and Gross Margin
Additionally, the Company's gross margin has been negatively impacted by (1) price increases in substantially all raw materials (certain prices continue to increase and show no signs of stabilization) and (2) overall commodity pressures (i.e. global demand and capacity constraints and rising oil prices). The Company is experiencing tightened supply from its traditional vendors of certain types of raw materials required for the production of its homes. The Company is working to obtain these and substitute products from other vendors, which are likely to result in higher than normal costs. While the Company seeks to offset rising costs through increasing its selling prices, sudden increases in costs, coupled with dealers' retail sales commitments, can affect the timing and ability of the Company to pass on its cost increases. The Company is uncertain at this time as to the impact the extent and duration of the increased prices will have on the Company's future revenue and earnings.

Capacity and Overhead Costs
In response to the continued weakening of the manufactured housing industry market conditions, the Company announced its decision to close six manufacturing facilities in the fourth quarter of 2002, one in July 2003, and one in February 2005. These facilities were located in Conway, Arkansas (2), Graham, Texas, Cordele, Georgia, Belmont, Mississippi, Haleyville, Alabama, Shippenville, Pennsylvania, and Fort Worth, Texas and collectively employed approximately 1,250 people. The Company has shifted a substantial part of the production from these plants (with the exception of the Pennsylvania plant) to one or more of the Company's operating plants. The remaining plants will also handle dealer sales and customer service for the Company's homes. On the retail side, the Company closed one retail sales center in August 2003. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 64% since December 31, 1998. The Company is continuing to evaluate its options regarding capacity, cost and overhead issues, the need for further plant, retail and other consolidations, reductions, idling and closings and methods designed to address the Company's financial performance in light of developing market and business conditions. The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

Debt and Liquidity
During 2004, the Company reduced long-term debt by $3,431 from $16,536 to $13,105.


                                            Industrial     Real Estate
                                            Development       Term
                                              Bonds           Loan          Totals
                                           ------------   ------------   -----------
Balance, beginning of year               $       7,641  $       8,895  $     16,536
Principal repayments:
  Scheduled                                     (1,393)          (341)       (1,734)
  From proceeds of property sales                    -         (1,697)       (1,697)
                                           ------------   ------------   -----------
Balance, end of year                     $       6,248  $       6,857  $     13,105
                                           ============   ============   ===========


The Company improved its overall debt position by making scheduled principal repayments as well as making additional principal repayments from proceeds from sales of certain property. While significantly reducing debt, the Company's cash position at December 31, 2004 remained good. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables, resulting in higher year end cash balances than at other quarter ends.

Outlook
The Company's net income in 2004 was primarily due to its participation in building single-section homes as part of the Federal Emergency Management Agency's ("FEMA") disaster relief for victims of the 2004 hurricanes. Shipments under the FEMA contract were completed as of December 31, 2004. For 2005, the Company expects the market will likely remain sluggish for some time, owing in part to seasonality. The recent industry downturn has reduced excess dealer inventory to the point that an increase in demand will likely translate more directly into new orders. Meanwhile, the market for repossessed homes appears to be firming in both price and quantity. However, the much-anticipated infusion of new and competitive lending capacity, which the Company believes is essential to support demand at higher levels, has not yet materialized. Until there is substantial entry of finance resources to the manufactured housing market, the Company believes a meaningful expansion for the industry will be delayed. The Company expects to report a loss for the first quarter of 2005 due primarily to the seasonality of the period, high raw materials prices as discussed above, and employee termination costs that will be incurred (mostly in the first quarter) in connection with the closing of the Texas facility of approximately $800 - $900. Longer-term, however, the Company believes the steps taken to reduce its costs and lower its breakeven point will position it to return to profitable operations later in 2005 and strengthen its competitive position in the marketplace going forward. However, the Company is uncertain at this time as to the impact the extent and duration of the general economic conditions and adverse industry conditions will have on the Company's future revenue and earnings. While the Company currently expects the results of operations for the first quarter of 2005 to be a loss, changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures could affect the results of operations of the Company.

Results of Operations
The following table summarizes certain financial and operating data including, as applicable, the percentage of total revenue:



                                                                       For the Year Ended December 31,
                                                   -------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                                2004                     2003                     2002
                                                   ----------------------   ----------------------   -----------------------
Revenue:
  Home manufacturing net sales                        $   223,779              $   237,215              $   375,385
  Financial services                                        2,444                    2,673                    2,690
  Retail                                                    7,938                    7,948                    7,908
  Other                                                         -                        -                    1,274
                                                        ----------               ----------               ----------

Total revenue                                             234,161      100.0%      247,836      100.0%      387,257       100.0%

Cost of sales                                             192,419       82.2%      208,687       84.2%      332,964        86.0%
                                                        ----------  ----------   ----------  ----------   ----------   ----------

     Gross profit                                          41,742       17.8%       39,149       15.8%       54,293        14.0%
                                                        ----------  ----------   ----------  ----------   ----------   ----------

Selling, general and administrative                        38,340       16.4%       43,171       17.4%       62,649        16.2%
Impairment and other related charges                          209        0.1%          750        0.3%        6,064         1.6%
                                                        ----------  ----------   ----------  ----------   ----------   ----------
Operating income (loss)                                     3,193        1.4%       (4,772)      -1.9%      (14,420)       -3.7%
                                                        ----------  ----------   ----------  ----------   ----------   ----------
Other income (expense):
   Interest expense                                        (1,075)      -0.5%       (1,065)      -0.4%       (1,495)       -0.4%
   Other, net                                                 218        0.1%          380        0.2%          739         0.2%
                                                        ----------               ----------               ----------   ----------
                                                             (857)                    (685)                    (756)
                                                        ----------               ----------               ----------
Income (loss) before income taxes                           2,336                   (5,457)                 (15,176)
Income taxes provision (benefit)                               75                     (518)                   5,716
Equity in earnings of equity-method investees                 980                      369                      384
                                                        ----------               ----------               ----------
Income (loss) before cumulative effect of  change in
accounting principle                                        3,241                   (4,570)                 (20,508)
Cumulative effect of  change in accounting principle            -                        -                  (14,162)
                                                        ----------               ----------               ----------
Net income (loss)                                     $     3,241        1.4%  $    (4,570)      -1.8%  $   (34,670)       -9.0%
                                                        ==========               ==========               ==========


                                                                       For the Year Ended December 31,
                                                   -------------------------------------------------------------------------
OPERATING DATA                                              2004                     2003                     2002
                                                   ----------------------   ----------------------   -----------------------
Home manufacturing sales:
Floor shipments                                       10,772                   12,411                   21,703
Home shipments
  Single section                                       1,949       30.8%          873       13.1%        2,235        18.7%
  Multi section                                        4,387       69.2%        5,769       86.9%        9,734        81.3%
                                                   ----------  ----------   ----------  ----------   ----------   ----------

Total shipments                                        6,336      100.0%        6,642      100.0%       11,969       100.0%

Shipments to company owned retail locations             (175)      -2.8%         (140)      -2.1%         (187)       -1.6%
FEMA Shipments                                        (1,023)     -16.1%            -        0.0%            -         0.0%
                                                   ----------  ----------   ----------  ----------   ----------   ----------

Wholesale shipments to independent retailers           5,138       81.1%        6,502       97.9%       11,782        98.4%
                                                   ==========  ==========   ==========  ==========   ==========   ==========

Retail sales:
  Single section                                          49       25.7%           51       24.9%           73        33.5%
  Multi section                                          142       74.3%          154       75.1%          145        66.5%
                                                   ----------  ----------   ----------  ----------   ----------   ----------

Total sales                                              191      100.0%          205      100.0%          218       100.0%
                                                   ==========  ==========   ==========  ==========   ==========   ==========

Cavalier produced homes sold                             165       86.4%          179       87.3%          188        86.2%
                                                   ==========  ==========   ==========  ==========   ==========   ==========

Used homes sold                                           26       13.6%           26       12.7%           30        13.8%
                                                   ==========  ==========   ==========  ==========   ==========   ==========

Other operating data:

Installment loan purchases                       $    33,323              $    37,780              $    45,054

Capital expenditures                             $       786              $       327              $     2,062

Home manufacturing facilities (operating)**                7                        7                        8

Independent exclusive dealer locations                   127                      129                      220

Company-owned retail locations                             4                        3                        4

** includes Ft. Worth facility closed subsequent to year-end



2004 Compared to 2003

Revenue
Total revenue for 2004 was $234,161, decreasing $13,675, or 5.5%, from 2003 revenue of $247,836.

Home manufacturing net sales accounted for virtually the entire decrease, falling to $223,779. Home manufacturing net sales in 2003 were $237,215. Home shipments decreased 4.6%, with floor shipments decreasing by 13.2%. Single-section home shipments, as a percentage of total shipments, increased to 30.8% in 2004 from 13.1% in 2003, due primarily to the Company's participation in building single-section homes as part of the FEMA disaster relief for victims of the 2004 hurricanes, of which 1,023 homes were shipped in 2004. 53% of home shipments in 2004 and 49% of home shipments in 2003 were to exclusive dealers. Actual shipments of homes for 2004 were 6,336 versus 6,642 in 2003. Cavalier attributes the decrease in sales and shipments primarily to continuing adverse industry conditions which effects were partially offset by the FEMA units shipped. Despite the Company's increase in sales prices to try and offset the increase in raw materials prices, the average price of homes sold remained about the same from $36,500 in 2003 to $36,400 in 2004, which was due to the higher number of single-section homes sold as a result of the FEMA units shipped. The single-section homes have a lower selling price than multi-section homes.

Inventory of the Company's product at all retail locations, including Company-owned retail sales centers, decreased 0.5% to approximately $99,500 at December 31, 2004 from $100,000 at year end 2003. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment decreased slightly for 2004 at $2,444 compared to $2,673 in 2003. For 2004, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of

$33,323 and sold installment contracts totaling $31,905. In 2003, CIS purchased contracts of $37,780 and re-sold installment contracts totaling $35,953.
CIS does not retain the servicing function and does not earn the interest income on these re-sold loans.

Revenue from the retail segment was $7,938 for 2004 compared to $7,948 for 2003.

Gross Profit
Gross profit was $41,742 or 17.8% of total revenue, for 2004, versus $39,149 or 15.8% of total revenue in 2003. The $2,593 increase in gross profit is primarily the result of lower trailing costs associated with the plants closed during the last quarter of 2002 and the third quarter of 2003 and sales price increases in 2004 over 2003. However, the Company's gross margin has been negatively impacted by (1) price increases in substantially all raw materials (certain prices continue to increase and show no signs of stabilization) and (2) overall commodity pressures (i.e. global demand and capacity constraints and rising oil prices). Despite the Company's increase in sales prices to try and offset the increase in raw materials price, the average price of homes sold remained about the same. This was due to the higher number of single-section homes sold as a result of the FEMA units shipped. The single-section homes have a lower selling price than multi-section homes.

Selling, General and Administrative
Selling, general and administrative expenses during 2004 were $38,340 or 16.4% of total revenue, versus $43,171 or 17.4% of total revenue in 2003 a decrease of $4,831, or 11.2%. The overall decrease includes a $478 decrease in advertising and promotion cost, including cost to support the exclusive dealer program, a decrease of $1,371 in employees benefits costs (primarily health insurance), a decrease in service expenses of $2,730, which were partially offset by increases in audit and accounting fees of $889 due to expenses associated with compliance efforts under the SOX Act of 2002. The SOX compliance efforts included attestation fees paid to the independent registered public accounting firm and to a lesser extent consulting fees to other parties to support management's assessment activities. Included in 2003 were recoveries of $475 from an insurance subrogation matter and $251 from a dealer of a prior period loss.

Impairment and Other Related Charges
During 2004, the Company recorded impairment and other related charges of $209 ($209 after tax or $0.01 per basic and diluted share) related to the closing of a home manufacturing facility. The total charge consisted of writedowns for property, plant and equipment. Charges for involuntary termination benefits will be recorded as incurred, primarily during the first quarter of 2005. During 2003, impairment and other related charges totaling $750 ($750 after tax or $0.04 per diluted share) relating to the closing of a home manufacturing facility, the pending sale of another home manufacturing facility and the closing of an underperforming retail location in August 2003. The charge included writedowns of $551 for property, plant and equipment and $199 for involuntary termination benefits which were recorded as incurred and paid.

Operating Income (Loss)
Operating income for 2004 was $3,193, compared to an operating loss of $4,772 in 2003. Segment operating results were as follows. (1) Home manufacturing operating income, before intercompany eliminations, was $8,347 in 2004 as compared to a loss of $1,124 in 2003. The increased home manufacturing operating income is primarily due to improved gross profit, improved selling, general, and administrative expenses, and the Company's participation in building single-section homes as part of the FEMA disaster relief for victims of the 2004 hurricanes as discussed above. (2) Financial services operating income was $539 in 2004 as compared to income of $537 in 2003. (3) The retail segment's operating loss increased from $41 in 2003 to $113 in 2004 primarily due to startup costs associated with a new retail location opened in the fourth quarter of 2004 and income from a 2003 release of the Company from a recourse liability that did not recur in 2004. (4) General corporate operating expense, which is not identifiable to a specific segment, increased from $4,439 in 2003 to $5,411 in 2004 primarily due to expenses associated with compliance efforts under the SOX Act of 2002. The SOX compliance efforts included attestation fees paid to the independent registered public accounting firm and to a lesser extent consulting fees to other parties to support management's assessment activities.

Other Income (Expense)
Interest expense remained consistent primarily due to lower debt amounts outstanding offset somewhat by a higher rate on amounts outstanding.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net decreased $162 due to lower interest income rates earned in 2004 on invested funds.

Income (Loss) before Income Taxes
The Company's 2004 pre-tax income was $2,336, reflecting a 142.8% improvement over the pre-tax loss of $5,457 in 2003, due to the factors discussed above.

Income Taxes
The Company recorded an income tax provision of $75 in 2004 for state income taxes payable for subsidiaries in states for which the Company does not have a net operating loss carry-forward. In 2003, the Company recognized an income tax benefit of $518 primarily representing adjustments to prior years' tax provisions that became appropriate given the results of the recent Internal Revenue Service audit of the Company's federal income tax returns; however, the Company did not record any tax benefit for net operating losses in 2003 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes.

Equity in Earnings of Equity-Method Investees
The Company's equity in earnings of equity-method investees was $980 for 2004 as compared to $369 for 2003. The overall increase was due primarily to the improved operations at one of the Company's equity-method investees and to the undistributed earnings from the investment in the last half of 2004 of another equity-method investee.

Net Income (Loss)
The Company's net income for 2004 was $3,241 or $0.18 per diluted share, as compared to a net loss of $4,570 or $0.26 per diluted share in 2003.

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

Revenue from the financial services segment decreased slightly for 2003 at $2,673 compared to $2,690 in 2002. For 2003, CIS Financial Services, Inc. ("CIS") purchased contracts of $37,780 and re-sold installment contracts totaling $35,953. In 2002, CIS purchased contracts of $45,054 and sold installment contracts totaling $38,313. CIS does not retain the servicing function and does not earn the interest income on these re-sold loans.

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

Gross Profit
Gross profit was $39,149 or 15.8% of total revenue, for 2003, versus $54,293 or 14.0% of total revenue in 2002. The $15,144 decrease in gross profit is primarily the result of the reduction in sales. The improved gross profit percentage is primarily due to an average sales price increase; however, the Company's gross margin has been negatively impacted by (1) price increases in substantially all raw materials (certain prices continue to increase and show no signs of stabilization) and (2) overall commodity pressures (i.e. global demand and capacity constraints and rising oil prices).

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

Operating Income (Loss)
Operating loss for 2003 was $4,772, compared to an operating loss of $14,420 in 2002. Segment operating results were as follows. (1) Home manufacturing operating loss, before intercompany eliminations, was $1,124 in 2003 as compared to a loss of $8,061 in 2002. The reduction in operating loss is primarily due to the decrease in impairment and other related charges noted above. (2) Financial services operating income was $537 in 2003 as compared to a loss of $22 in 2002 due to an improved level of selling, general and administrative expenses related to cost reduction efforts. (3) The retail segment's operating loss decreased from $222 in 2002 to $41 in 2003 primarily due to higher gross margin and decreased selling, general and administrative expenses. (4) The other segment operating loss improved from $140 in 2002 to $0 in 2003 due mainly to the scaled back operations of a supply company which was subsequently sold during the third quarter of 2002. (5) General corporate operating expense, which is not identifiable to a specific segment, improved from $5,930 in 2002 to $4,439 in 2003 primarily due to a reduction in salaries expense.

Other Income (Expense)
Interest expense decreased $430 primarily due to lower interest rates on amounts outstanding under the Company's line of credit.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net decreased $359 due primarily to lower interest income rates earned in 2003 on invested funds.

Income (Loss) before Income Taxes
The Company's 2003 pre-tax loss was $5,457, reflecting a 64.0% improvement over the pre-tax loss of $15,176 in 2002, due primarily to improvements in impairment and other related charges and selling, general and administrative expenses offset by lower sales as discussed above.

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

Equity in Earnings of Equity-Method Investees
The Company's equity in earnings of equity-method investees was $369 in 2003 compared to $384 in 2002.

Net Income (Loss)
The Company's net loss for 2003 was $4,570 or $0.26 per diluted share, as compared to a net loss of $34,670 or $1.96 per diluted share in 2002.

Liquidity and Capital Resources


                                                            Balances as of December 31,
                                                        -----------------------------------
(dollars in thousands)                                    2004        2003         2002
                                                        ----------  ----------   ----------

Cash, cash equivalents & certificates of deposit      $    31,674 $    32,393 $     34,939
Working capital                                       $    12,967 $     7,813 $     12,346
Current ratio                                            1.3 to 1    1.2 to 1     1.2 to 1
Long-term debt                                        $    11,400 $    13,089 $     22,643
Ratio of long-term debt to equity                        0.3 to 1    0.3 to 1     0.5 to 1
Installment loan portfolio                            $     8,839 $    10,114 $     10,977


Operating activities provided net cash of $1,144 in 2004 and used net cash of $3,011 in 2003. The change in operating activities is primarily due to the Company's participation in building single-section homes as part of the FEMA disaster relief for victims of the 2004 hurricanes.

The Company's capital expenditures were $786 for 2004, as compared to $327 for 2003. Capital expenditures during these periods included normal property, plant and equipment additions and replacements. The Company received proceeds from the sales of property, plant and equipment of $2,320 for 2004, as compared to $6,294 for 2003.

The decrease in long-term debt was due to scheduled principal payments of $1,734 and a $1,697 pay-down on the real estate term loan from a portion of the proceeds from property sales.

On October 26, 2004, the Company amended its credit facility (the "Credit Facility") with its primary lender, to extend the maturity date under the revolving line of credit available under the Credit Facility to April 2007. A director of the Company served as the president of the primary lender until August 31, 2004. The Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000 which are cross-secured and cross-defaulted. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2003, as noted in the following table.

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
                $38,000 - $23,000             $15,000 to zero (dollar
                                              for dollar reduction)

At December 31, 2004, $8,891 was available under the revolving line of credit, after deducting letters of credit of $6,109. The Company did not have any amounts outstanding under the revolving line of credit as of December 31, 2004 or 2003.

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

The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $6,857 was outstanding at December 31, 2004 and $8,895 was outstanding at December 31, 2003. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company's ability, without the lender's consent, to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.35 to 1 commencing with the year ending December 31, 2005 and 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least
1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At December 31, 2004, the Company was in compliance with its debt covenants.

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

Contractual Obligations and Commitments (dollars in thousands)
The following table summarizes contractual obligations of the Company at December 31, 2004. For additional information related to these obligations, see
Note 5 to the Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period. The Company's debt consists primarily of fixed rate debt. However, there is one bond that has a variable interest rate. The Company estimated the interest payments due for this bond using 2.5% which is a slight increase from the latest applicable interest rate.

                                                                                Payments Due by Period
                                                -----------------------------------------------------------------------------------
                                                                    Less Than 1
                                                    Total               year         1 -3 years       4 - 5 years    After 5 years
                                                ----------------   --------------  -------------    -------------   --------------
Industrial development revenue bond issues            $  6,248         $ 1,337          $ 2,545         $ 1,865        $     501
Real estate term loan                                    6,857             368              812             925            4,752
Interest                                                 3,951             694            1,186             767            1,304

                                                ----------------   --------------  ---------------  --------------   --------------
Total contractual cash obligations                    $ 17,056         $  2,399         $ 4,543         $ 3,557        $   6,557
                                                ================   ==============  ===============  ==============   ==============

The following table summarizes contingent commitments of the Company at December 31, 2004, including contingent repurchase obligations, guarantees of debt for equity-method investees and letters of credit. For additional information related to these contingent obligations, see Note 10 to the Consolidated Financial Statements and Critical Accounting Estimates below. Contingent insurance plans' retrospective premium adjustments are excluded from this table as there is no definite expiration period (see Critical Accounting Estimates below). Future minimum lease payments are excluded from this table because they are not significant.


                                                               Amount of Commitment Expiration per Period
                                            ---------------------------------------------------------------------------------------
                                                                  Less than 1
                                                Total                  year          1 -3 years        4 - 5 years     After 5 years
                                            ------------------  ----------------   ---------------   --------------  ---------------
Repurchase obligations    (1)                   $ 73,000             $ 13,000          $ 60,000           $    -            $    -
Guarantees                (2)                      1,066                  205               326              304               231
Letters of credit         (3)                      6,109                6,109                 -                -                 -

                                            ------------------    --------------   ---------------   --------------   --------------
Total commitments                               $ 80,175             $ 19,314          $ 60,326           $  304            $  231
                                            ==================    ==============   ===============   ==============   ==============


(1) For a complete description of the contingent repurchase obligation, see Critical Accounting Estimates - Reserve for repurchase commitments. Although the commitments outstanding at December 31,

           2004 have a finite life, these commitments are continually replaced as the Company continues to sell its manufactured homes to dealers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. The cost, net of recoveries, of these contingent repurchase obligations to the Company was $(291) (2004), $(181) (2003), and $2,347 (2002). The Company has a reserve for repurchase commitments of $2,052 (2004) and $3,070 (2003) based on prior experience and an evaluation of dealers' financial conditions.

(2) The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At December 31, 2004, $2,664 was outstanding under the guarantees, of which the Company had guaranteed $1,066. One of the companies has a lease purchase agreement with a third party to sell a facility financed by debt that the Company has guaranteed.

(3) The Company has provided letters of credit to providers of certain of its surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The outstanding letters of credit reduce amounts available under the Company's Credit Facility. The Company has recorded insurance expense based on anticipated losses related to these policies.

Critical Accounting Estimates
Cavalier follows certain significant accounting policies when preparing our consolidated financial statements as summarized in Note 1 to the Consolidated Financial Statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and notes. We evaluate these estimates and assumptions on an ongoing basis and use historical experience factors, current economic conditions and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying the accounting treatment with respect to commitments and contingencies. Actual results could differ from these estimates under different assumptions or conditions. The following is a list of the accounting policies that we believe are most important to the portrayal of our financial condition and results of operations that require our most difficult, complex or subjective judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Product Warranties
Cavalier provides the initial retail homebuyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and current industry trends. Factors we use in the estimation of the warranty liability include historical sales amounts and warranty costs related to homes sold and any outstanding service work orders. We have a reserve for estimated warranties of $13,255 (2004) and $13,475 (2003). Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims or per claim costs exceeding our current warranty expense levels could have a material adverse effect on Cavalier's results of operations.

Insurance
Cavalier's workers' compensation (prior to February 1, 1999, and after April 1,
2001), product liability and general liability insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We were contingently liable at December 31, 2004 for future retrospective premium adjustments up to a maximum of approximately $21,600 in the event that additional losses are reported related to prior years. We recorded an estimated liability of approximately $5,401 (2004) and $5,324
(2003) related to these contingent claims. Claims exceeding our current expense levels could have a material adverse effect on Cavalier's results of operations.

Reserve for repurchase commitments
Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions, which have provided wholesale floor plan financing to dealers. A majority of Cavalier's sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event such product is repossessed upon a dealer's default. The risk of loss under repurchase agreements is lessened by (1) sales of our manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 1.9% of sales in 2004; (2) the price that Cavalier is obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 to 24 months) and (3) Cavalier historically has been able to resell homes repurchased from lenders. Cavalier reviews the aging of retail dealers' inventory to estimate the amount of inventory subject to repurchase obligation which is used to calculate the fair value of the floor plan guarantees. Additionally, we review repurchase notifications received from floor plan sources and review our dealer inventory for expected repurchase notifications based on various communications from the lenders and the dealers as well as for dealers who, we believe, are experiencing financial difficulty. We apply a historical loss factor to the inventory estimated to be repurchased. The maximum amount for which we are contingently liable under such agreements approximated $73,000 at December 31, 2004. Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on the Company's operating results. The deterioration in the availability of retail financing, along with significant competition from repossessed homes, has already extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in even greater intense price competition, cause further pressure on profit margins within the industry, and have a material adverse effect on Cavalier. The Company's inventory at all retail locations, including Company-owned retail sales centers, declined 34% in 2003 from 2002 and remained consistent from 2003 to 2004. Cavalier believes that inventories of its homes are approaching levels which are more consistent with retail demand, due in part to the Company's emphasis on working with its dealers to reduce retail inventories, although we cannot provide investors assurances to this effect. In spite of these efforts, significant unfavorable developments or further deterioration within the industry would undoubtedly have an adverse impact on Company operating results. We have a reserve for repurchase commitments of $2,052 (2004) and $3,070 (2003). The provisions of FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34, are applicable to the Company's repurchase commitments. However, based on the Company's evaluation, the impact of adopting FIN 45 was not material to the consolidated financial statements. The Company intends to adopt the provisions of FIN 45 to new guarantees issued on or after January 1, 2005.

Impairment of Long-Lived Assets
Since the latter part of 1999, Cavalier and the manufactured housing industry have experienced a downturn in business as discussed above. Due to deteriorating market conditions, during this time, we have idled, closed or sold 17 manufactured housing facilities, a portion of our insurance and premium finance business, a portion of our supply operations and 13 under-performing retail locations. We periodically evaluate the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

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

The Company and the manufactured housing industry have been impacted by inventory oversupply at the retail level, an increase in dealer failures, a reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. All of these factors caused the Company to suffer significant losses from the last half of 1999 through the date of the initial valuation of goodwill under SFAS No. 142. The fair value of the home manufacturing unit was determined by a third party valuation specialist, using projections provided by Company management as well as industry and other market data. The fair value of the home manufacturing unit was lower than the carrying value, which required allocation of the fair value to the assets and liabilities of the unit. In this allocation process, various independent parties were used to appraise certain of the Company's manufacturing fixed assets. Additionally, Company management estimated fair value of other assets and liabilities based on assumptions believed to be appropriate to the valuation process. As a result of this fair value allocation process, the Company's goodwill was considered impaired and an adjustment was made during the first quarter of 2002.

Deferred Tax Asset
The Company has a full valuation allowance against net deferred income tax assets of $19,607 and $20,523 in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes, for the years ended December 31, 2004 and 2003, respectively. Realization of the deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. Because the Company has operated at a cumulative loss in its three most recent calendar years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the standards of SFAS No. 109 it is not appropriate to record income tax benefits in excess of anticipated refunds of taxes previously paid. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required.

Related Party Transactions
The Company purchased raw materials of approximately $17,680 and $14,580 from MSR Forest Products, LLC, and Alliance Homes, Inc. during 2004 and 2003, respectively. During 2002, the Company purchased raw materials of approximately $17,231 from WoodPerfect, Ltd., and MSR Forest Products, LLC. The Company owns a minority interest in WoodPerfect, Ltd. which in turn owns a minority interest in MSR Forest Products, LLC. The Company also directly owns a minority interest in MSR Forest Products and Alliance Homes, Inc.

The Company has a $25,000 revolving line of credit and $10,000 real estate term-loan agreement (the "Credit Facility") with its primary bank, First Commercial Bank, of which $6,536 was outstanding under the real estate term-loan component of the Credit Facility at December 31, 2004. Mr. Thomas A. Broughton, III, a director of the Company, served as the president of First Commercial Bank through August 31, 2004. The Company made payments to its lender in the amount of $694 (2004) $698 (2003), and $936 (2002) for interest, commitment, letter of credit and various bond related fees. See footnote 5 to the Consolidated Financial Statements for additional information regarding the Credit Facility.

The Company recorded net income (loss) of investees accounted for by the equity method of $980, $369, and $384 for the years ended December 31, 2004, 2003, and 2002, respectively. Additionally, the Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. For additional information related to these guarantees, see footnote (2) under Contractual Obligations and Commitments above.

The Company used the services of a law firm, Lowe, Mobley & Lowe, a partner of which, Mr. John W Lowe, is also a director of the Company. The Company paid legal fees to this firm of $346 (2004), $378 (2003), and $191 (2002). In addition, the law firm received, from the proceeds of the settlement of a Company insurance claim, an indirect legal fee payment of $562 in 2002.

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

Recently Issued Accounting Standards
In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities (also formerly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities--an interpretation of ARB 51 (revised December 2003) ("FIN 46R"), which includes significant amendments to previously issued FIN 46. Among other provisions, FIN 46R includes revised transition dates for public entities. Adoption of FIN 46R is required for financial statements issued after March 15, 2004. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. FIN 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. FIN 45 provisions were applied to the Company's reserve for repurchase commitments, however, the impact was not material. The Company intends to adopt the FIN 45 provisions for new guarantees beginning January 1, 2005.

In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock-Based Compensation, a revision of SFAS No. 123. SFAS No.123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of employee services received in exchange for an award of equity instruments be recorded based on fair value on the grant date. The compensation cost will be recognized over the vesting period. The fair value will be remeasured annually at the reporting date. Adoption of SFAS 123R is required for financial statements issued after June 15, 2005. The Company is currently assessing the effects of the adoption of this statement on the Company's consolidated financial statements.

In December 2004, the FASB issued Staff Position No. 109-1, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("FSP FAS 109-1"). FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction and the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and assessing whether a valuation allowance is necessary. This deduction is not available to the Company until it has utilized all of its net operating loss carry forwards. The Company's deferred tax assets are currently fully reserved.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. SFAS 151 also requires that the "allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities." Normal capacity is defined as "the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance". This statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the effects of the adoption of this statement on the Company's consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 requires that exchange transactions that lack commercial substance be measured based on the recorded amount less impairment and not on the fair values of the exchanged assets. Exchange transactions that lack commercial substance are transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on the Company's consolidated financial statements.

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

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consists of fixed rate contracts with interest rates generally ranging from 7.0% to 15.0% and an average original term of 270 months at December 31, 2004. The Company estimated the fair value of its installment contracts receivable at $8,865 using discounted cash flows and interest rates offered by CIS on similar contracts at December 31, 2004.

The Company has one industrial development revenue bond issue and a revolving line of credit (of which no amounts were outstanding at December 31, 2004) that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. The Company estimated the fair value of its debt instruments at $13,322 using rates at which the Company believes it could have obtained similar borrowings at that time.

                                                                           Assumed Annual Principal Cash Flows
                                             --------------------------------------------------------------------------------------
(dollars in thousands)                          2005     2006      2007     2008    2009    Thereafter      Total      Fair value
                                                ----     ----      ----     ----    ----    ----------      -----      ----------
Installment loan portfolio                   $ 2,086 a  $   83     $ 93   $ 103   $ 115        $6,359       $8,839       $8,366

(weighted average interest rate - 10.99%)
                                                                            Expected Principal Maturity Dates
                                             --------------------------------------------------------------------------------------
(dollars in thousands)                          2005     2006      2007     2008    2009    Thereafter      Total      Fair value
                                                ----     ----      ----     ----    ----    ----------      -----      ----------
Notes payable and long-term debt              $1,705    $1,638    $1,719   $1,357  $1,433      $5,253      $13,105      $13,001

(weighted average interest rate - 5.57%)

a The Company has recorded an allowance for credit losses of $953, primarily based upon management's assessment of historical experience factors and current economic conditions.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

Our disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

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

o        changes  in  the  availability  of wholesale (dealer) financing;
o        changes in level of industry retail inventories;
o        the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other key personnel;
o        competition;
o        contingent repurchase and guaranty obligations;
o        uncertainties regarding Cavalier's retail financing activities;
o        the potential unavailability and price increases for raw materials;
o        the potential unavailability of manufactured housing sites;
o        regulatory constraints;
o        the potential for additional warranty claims;
o        litigation;
o        the potential volatility in our stock price, and
o the potential failure to comply with Sarbanes-Oxley Section 404 by required deadline.

Any or all of our forward-looking statements in this report, in the 2004 Annual Report to Stockholders and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited quarterly financial data for the two years ended December 31, 2004 and 2003. The Company believes that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with accounting principles generally accepted in the United States of America. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period.

        Quarterly Statistics
        Comparison of Operating Results (Unaudited)
        (Dollars in thousands except per share amounts)

                                            Fourth           Third             Second            First
                                            Quarter         Quarter            Quarter         Quartrter           Total
                                        --------------    --------------   --------------   --------------    -------------
2004
Revenue:
        Home manufacturing                   $ 73,426          $ 56,945         $ 51,226         $ 42,182         $ 223,779
        Financial services                        576               647              679              542             2,444
        Retail                                  2,035             2,411            1,962            1,530             7,938

                                        --------------    --------------   --------------   --------------    --------------

        Total revenue                          76,037            60,003           53,867           44,254           234,161
                                        --------------    --------------   --------------   --------------    --------------

Gross profit                                   14,923            10,508            8,719            7,592            41,742
Net income (loss)                               4,654  b          1,068  b          (599) b        (1,882)            3,241
Basic net income (loss) per share    a           0.26  b           0.06  b         (0.03) b         (0.11)             0.18
Diluted net income (loss) per share  a           0.25  b           0.06  b         (0.03) b         (0.11)             0.18

2003
Revenue:
        Home manufacturing                   $ 53,178          $ 60,788         $ 66,034         $ 57,215         $ 237,215
        Financial services                        665               652              728              628             2,673
        Retail                                  2,198             2,423            1,959            1,368             7,948

                                        --------------    --------------   --------------   --------------    --------------

        Total revenue                          56,041            63,863           68,721           59,211           247,836
                                        --------------    --------------   --------------   --------------    --------------

Gross profit                                   11,499             9,911           10,904            6,835            39,149
Net income (loss)                               1,078  b            943  b          (409) b        (6,182)           (4,570)
Basic net income (loss) per share    a           0.06  b           0.05  b         (0.02) b         (0.35)            (0.26)
Diluted net income (loss) per share  a           0.06  b           0.05  b         (0.02) b         (0.35)            (0.26)

   a    The sum of quarterly amounts may not equal the annual amounts due to rounding.

   b    2004 Includes impairment and other related charges of $209 ($209 after tax or $0.01 per share basic and diluted) in connection with the closing of one home manufacturing facility.
        2003 Includes impairment and other related charges of $750 ($750 after tax or $0.04 per share basic and diluted) recorded in connection with closing one home manufacturing facility, the pending sale of another home manufacturing facility closed in December 2002 and closing one retail location $574 (fourth quarter), $122 (third quarter), $54 (second quarter)).

        Certain amounts from the prior periods have been reclassified to conform to the 2004 presentation.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Index to Consolidated Financial Statements and Schedule

Report of Independent Registered Public Accounting Firm                      36

Consolidated Balance Sheets                                                  37

Consolidated Statements of Operations                                        38

Consolidated Statements of Stockholders' Equity                              39

Consolidated Statements of Cash Flows                                        40

Notes to Consolidated Financial Statements                                   41


Schedule -

         II - Valuation and Qualifying Accounts                              59



Schedules I, III, IV and V have been omitted because they are not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Cavalier Homes, Inc.:

We have audited the accompanying consolidated balance sheets of Cavalier Homes, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at
Item 8. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cavalier Homes, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and adopted Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective January 1, 2003.


/s/ Deloitte & Touche LLP


Birmingham, Alabama
March 28, 2005


                                 CAVALIER HOMES, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS
                                      DECEMBER 31, 2004 AND 2003
                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------------

 ASSETS                                                                        2004            2003
                                                                            -----------     -----------
 CURRENT ASSETS:
      Cash and cash equivalents                                           $     31,674    $     32,393
      Accounts receivable, less allowance for losses of
          $85 (2004) and $102 (2003)                                             4,279           1,939
      Notes and installment contracts receivable - current, including
          held for resale $2,011 (2004) and $2,157 (2003)                        2,086           2,238
      Inventories                                                               14,909          10,964
      Deferred income taxes                                                        415             693
      Other                                                                        852           2,879
                                                                            -----------     -----------
             Total current assets                                               54,215          51,106
                                                                            -----------     -----------
 PROPERTY, PLANT AND EQUIPMENT:
      Land                                                                       5,279           5,382
      Buildings and improvements                                                36,976          37,702
      Machinery and equipment                                                   31,252          31,213
                                                                            -----------     -----------
                                                                                73,507          74,297
      Less accumulated depreciation and amortization                            39,762          37,105
                                                                            -----------     -----------
            Total plant, property and equipment, net                            33,745          37,192
                                                                            -----------     -----------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $953 (2004) and $1,030 (2003)                5,801           6,846
                                                                            -----------     -----------
 GOODWILL, less accumulated amortization of $6,968 (2001)                            -               -
                                                                            -----------     -----------
 DEFERRED INCOME TAXES                                                               -               -
                                                                            -----------     -----------

 OTHER ASSETS                                                                    4,469           3,389
                                                                            -----------     -----------
 TOTAL                                                                    $     98,230    $     98,533
                                                                            ===========     ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Current portion of long-term debt                                   $      1,705    $      3,447
      Note payable under retail floor plan agreement                             1,071               -
      Accounts payable                                                           4,295           3,844
      Amounts payable under dealer incentive programs                            4,252           5,828
      Accrued compensation and related withholdings                              3,754           2,664
      Accrued insurance                                                          6,609           6,385
      Estimated warranties                                                      13,255          13,475
      Reserve for repurchase commitments                                         2,052           3,070
      Other                                                                      4,255           4,580
                                                                            -----------     -----------
           Total current liabilities                                            41,248          43,293
                                                                            -----------     -----------
 DEFERRED INCOME TAXES                                                             415             693
                                                                            -----------     -----------
 LONG-TERM DEBT                                                                 11,400          13,089
                                                                            -----------     -----------
 OTHER LONG-TERM LIABILITIES                                                         -             471
                                                                            -----------     -----------
 COMMITMENTS AND CONTINGENCIES (NOTE 10)

 STOCKHOLDERS' EQUITY:
      Series A Junior Participating Preferred Stock, $0.01 par value;
        200,000 shares authorized, none issued                                       -               -
      Preferred Stock, $0.01 par value; 300,000 shares authorized,
        none issued                                                                  -               -
     Common stock, $0.10 par value; 50,000,000 shares authorized,
        18,992,574 (2004) and 18,692,944 (2003) shares issued                    1,899           1,869
      Additional paid-in capital                                                56,861          55,952
      Accumulated deficit                                                       (9,492)        (12,733)
      Treasury stock, at cost; 1,017,300 (2004 and 2003) shares                 (4,101)         (4,101)
                                                                            -----------     -----------
          Total stockholders' equity                                            45,167          40,987
                                                                            -----------     -----------
 TOTAL                                                                    $     98,230    $     98,533
                                                                            ===========     ===========

 See notes to consolidated financial statements.



                                           CAVALIER HOMES, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                                       (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------------

                                                                  2004            2003           2002
                                                              ------------   -------------  -------------
 REVENUE                                                    $     234,161  $      247,836  $     387,257
                                                              ------------   -------------  -------------
 COST OF SALES                                                    192,419         208,687        332,964

 SELLING, GENERAL AND ADMINISTRATIVE                               38,340          43,171         62,649

 IMPAIRMENT AND OTHER RELATED
    CHARGES                                                           209             750          6,064
                                                              ------------   -------------  -------------
                                                                  230,968         252,608        401,677
                                                              ------------   -------------  -------------
 OPERATING INCOME (LOSS)                                            3,193          (4,772)       (14,420)
                                                              ------------   -------------  -------------

 OTHER INCOME (EXPENSE):
     Interest expense                                              (1,075)         (1,065)        (1,495)
     Other, net                                                       218             380            739
                                                              ------------   -------------  -------------
                                                                     (857)           (685)          (756)
                                                              ------------   -------------  -------------
 INCOME (LOSS) BEFORE INCOME TAXES                                  2,336          (5,457)       (15,176)

 INCOME TAX PROVISION (BENEFIT)                                        75            (518)         5,716

 EQUITY IN EARNINGS OF EQUITY-METHOD
     INVESTEES                                                        980             369            384
                                                              ------------   -------------  -------------
 INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
     CHANGE IN ACCOUNTING PRINCIPLE                                 3,241          (4,570)       (20,508)

 CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE, NET OF TAX
    BENEFIT OF $1,306                                                   -               -        (14,162)
                                                              ------------   -------------  -------------
 NET INCOME (LOSS)                                          $       3,241  $       (4,570) $     (34,670)
                                                              ============   =============  =============

 BASIC AND DILUTED INCOME (LOSS) PER SHARE:
   INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
       CHANGE IN ACCOUNTING PRINCIPLE                       $        0.18  $        (0.26) $       (1.16)

   CUMULATIVE EFFECT OF CHANGE IN
       ACCOUNTING PRINCIPLE                                             -               -          (0.80)
                                                              ------------   -------------  -------------
 NET INCOME (LOSS)                                          $        0.18  $        (0.26) $       (1.96)
                                                              ============   =============  =============
 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                   17,879,939      17,666,192     17,664,901
                                                              ============   =============  =============
 WEIGHTED AVERAGE SHARES OUTSTANDING -
    DILUTED                                                    18,178,394      17,666,192     17,664,901
                                                              ============   =============  =============

 See notes to consolidated financial statements.


                                                  CAVALIER HOMES, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                                             (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------------------------------------


                                                                                          Retained
                                                       Common          Additional         Earnings       Treasury
                                                        Stock           Paid -in        (Accumulated       Stock           Total
                                                                         Capital           Deficit)
                                                   ---------------   --------------   -------------    -------------    ------------

 BALANCE, JANUARY 1, 2002                        $          1,868          55,918          26,507          (4,101)          80,192
   Stock options exercised                                      -               8               -               -                8
   Income tax benefit attributable to
      exercise of stock options                                 -               6               -               -                6
   Net loss                                                     -               -         (34,670)              -          (34,670)
                                                   ---------------   -------------   -------------     -------------    ------------

 BALANCE, DECEMBER 31, 2002                                 1,868          55,932          (8,163)         (4,101)          45,536
   Stock options exercised                                      1              13               -               -               14
   Income tax benefit attributable to
      exercise of stock options                                 -               7               -               -                7
   Net loss                                                     -               -          (4,570)              -           (4,570)
                                                   ---------------   -------------   -------------     -------------    ------------

 BALANCE, DECEMBER 31, 2003                                 1,869          55,952         (12,733)         (4,101)          40,987
   Stock options exercised                                     30             909               -               -              939
   Net income                                                   -               -           3,241               -            3,241
                                                   ---------------   -------------   ---------------   -------------    ------------

 BALANCE, DECEMBER 31, 2004                      $          1,899  $       56,861  $       (9,492)   $     (4,101)  $       45,167
                                                   ===============   =============   ===============   =============    ============

 See notes to consolidated financial statements.



                                                  CAVALIER HOMES, INC. AND SUBSIDIARIES
                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
                                                              (IN THOUSANDS)


                                                                                     2004              2003             2002
                                                                                 ------------     -------------     ------------

 OPERATING ACTIVITIES:
   Net income (loss)                                                           $       3,241    $       (4,570)   $     (34,670)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
        Cumulative effect of change in accounting principle, net of tax                                                  14,162
        Depreciation and amortization                                                  3,317             4,588            6,286
        Provision for  (recovery of) credit and accounts receivable losses              (235)              173            2,749
        Loss (gain) on sale of property, plant and equipment                             (10)              (51)             162
        Impairment and other related charges                                             209               750            6,064
        Deferred income taxes                                                              -                 -           15,862
        Other, net                                                                      (980)             (461)          (1,751)
        Changes in assets and liabilities:
             Accounts receivable                                                      (2,321)            1,414            3,895
             Inventories                                                              (3,945)            7,323            2,385
             Income taxes                                                                (53)            5,356           (4,838)
             Accounts payable                                                            451            (3,216)            (999)
             Other assets and liabilities                                             (1,711)          (13,202)          (9,443)
                                                                                 ------------     -------------     ------------

        Cash provided by (used in) operations                                         (2,037)           (1,896)            (136)

             Installment contracts purchased for resale                              (32,864)          (37,156)         (44,068)
             Sale of installment contracts                                            31,905            35,953           38,313
             Principal collected on installment contracts purchased for resale         2,066             2,197              225
                                                                                 ------------     -------------     ------------
        Net cash provided by (used in) operating activities                             (930)             (902)          (5,666)
                                                                                 ------------     -------------     ------------

 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                          2,320             6,294            1,059
   Capital expenditures                                                                 (786)             (327)          (2,062)
   Notes and installment contracts purchased for investment                             (496)             (627)          (1,175)
   Principal collected on notes and installment contracts purchased for investment       474               629             1,106
   Other investing activities                                                            120              (173)           2,013
                                                                                 ------------     -------------     ------------
       Net cash provided by (used in) investing activities                             1,632             5,796              941
                                                                                 ------------     -------------     ------------

 FINANCING ACTIVITIES:
   Net borrowings (payments) on notes payable                                          1,071                 -           (2,297)
   Payments on long-term debt                                                         (3,431)          (17,454)          (1,303)
   Proceeds from long-term borrowings                                                      -            10,000                -
   Proceeds from exercise of stock options                                               939                14                8
                                                                                 ------------     -------------     ------------
        Net cash used in financing activities                                         (1,421)           (7,440)          (3,592)
                                                                                 ------------     -------------     ------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (719)           (2,546)          (8,317)
 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                         32,393            34,939           43,256
                                                                                 ------------     -------------     ------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                                        $      31,674    $       32,393    $      34,939
                                                                                 ============     =============     ============
See Notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003
-------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of Cavalier Homes, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the "Company"). The Company's minority ownership interests in various joint ventures are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets (see note 12). Intercompany transactions have been eliminated in consolidation. See Note 11 for information related to the Company's business segments.

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

      Goodwill - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under this pronouncement, goodwill and intangible assets with indefinite lives will no longer be amortized but reviewed at least annually for impairment. The Company adopted SFAS No. 142 effective January 1, 2002. Under the provisions of this statement, in the first quarter of 2002, the Company recorded a charge of $14,162, net of tax, or $0.80 per diluted share, as a cumulative effect of a change in accounting principle, to eliminate all of its goodwill due to impairment. The entire amount of goodwill was associated with the Company's home manufacturing unit.

      The Company and the manufactured housing industry have been impacted by inventory oversupply at the retail level, an increase in dealer failures, a reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. All of these factors caused the Company to suffer significant losses from the last half of 1999 and through the date of the initial impairment analysis of goodwill under SFAS No. 142. The fair value of the home manufacturing unit was determined with the assistance of a third-party valuation specialist, using projections provided by Company management as well as industry and other market data. The fair value of the home manufacturing unit was lower than the carrying value, which required allocation of the fair value to the assets and liabilities of the unit. In this allocation process, various independent parties were used to appraise certain of the Company's manufacturing fixed assets. Additionally, Company management estimated fair value of other assets and liabilities based on assumptions believed to be appropriate to the valuation process. As a result of this fair value allocation process, the Company's goodwill was considered impaired and an adjustment was recorded as described above.

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

      Revenue Recognition - Revenue for manufactured homes sold to independent dealers generally is recorded when all of the following conditions have been met; (a) an order for the home has been received from the dealer, (b) an agreement with respect to payment terms (usually in the form of a written or verbal approval for payment has been received from the dealer's flooring institution), and (c) the home has been shipped and risk of loss has passed to the dealer. All sales are final and without recourse except for the contingency described in Note 10. For Company-owned retail locations, revenue is recorded when the home has been delivered and accepted by the retail customer, risk of ownership has been transferred and funds have been received. Interest income on installment contracts receivable is recognized using the interest method.

      Product Warranties - The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company has provided a liability of $13,255 (2004) and $13,475 (2003) for estimated future warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends. Activity in the liability for product warranty was as follows:


                                                                 2004                       2003                       2002
                                                          -------------------       --------------------       --------------------
Balance, beginning of year                                $        13,475           $        15,000            $        11,700
Warranty expense, net                                              14,423                    21,194                     27,765
Payments                                                          (14,643)                  (22,719)                   (24,465)
                                                          -------------------       --------------------       --------------------
Balance, end of year                                      $        13,255           $        13,475            $        15,000
                                                          ===================       ====================       ====================


      Allowance for Credit Losses on Installment Contracts - The Company has provided an allowance for estimated future credit losses resulting from retail financing activities of CIS Financial Services, Inc. ("CIS"), a wholly- owned subsidiary, primarily based upon management's assessment of historical experience and current economic conditions.

      Insurance - The Company's workers' compensation (prior to February 1, 1999, and after April 1, 2001), product liability and general liability insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. The Company's workers' compensation insurance coverage from February 1999 through March 2001 was provided under a fully insured, large deductible policy, and during 2001, the Company's product liability and general liability insurance coverages were converted to a fully insured, large deductible policy.

      Net Income (Loss) Per Share - The Company reports two separate net income
      (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below (in thousands of shares):


                                                                              2004                  2003                  2002
                                                                        ----------------     ----------------    -----------------
Weighted shares outstanding                                                      17,880              17,666               17,665
Dilutive effect of stock options and warrants                                       298                   -                    -
                                                                        ----------------     ----------------    -----------------

Weighted average shares outstanding, assuming dilution                           18,178              17,666               17,665
                                                                        ================     ================    =================

      Options and warrants that were potentially dilutive to basic net income per share were not included in the computation of diluted net income per share because to do so would have been anti-dilutive. Options and warrants in 2003 and 2002 are excluded due to their antidilutive effect as a result of the Company's net losses. The maximum anti-dilutive options and warrants (in thousands of shares) were $1,371, $2,686, and $3,291, for 2004, 2003, and 2002, respectively.

      Stock Based Compensation Plans - In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. These disclosure modifications are included in the notes to these consolidated financial statements. The Company applies Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Accordingly, no compensation expense has been recognized for these plans except where the exercise price was less than fair value on the date of grant. The Company has granted no such options. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under SFAS No. 123, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below. See
      Note 7 for the assumptions used in the following table:



                                                                       2004                     2003                    2002
                                                               -------------------      -------------------     ------------------

Net income (loss), as reported                                  $         3,241          $        (4,570)       $        (34,670)
Less:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                                 42                       71        $            867
                                                               -------------------      -------------------     -------------------
  Pro forma                                                     $        $3,199          $        (4,641)                (35,537)
                                                               ===================      ===================     ===================

Basic and diluted income (loss) per share:
  As reported                                                   $          0.18          $         (0.26)$       $         (1.96)
  Pro forma                                                     $          0.18          $         (0.26)$       $         (2.01)


      Recently Issued Accounting Pronouncements - In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51 ("FIN 46"). FIN 46 requires certain variable interest entities (also formerly referred to as special purpose entities) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued Interpretation No. 46R, Consolidation of Variable Interest Entities--an interpretation of ARB 51 (revised December 2003) ("FIN 46R"), which includes significant amendments to previously issued FIN 46. Among other provisions, FIN 46R includes revised transition dates for public entities. Adoption of FIN 46R is required for financial statements issued after March 15, 2004. The adoption of this interpretation did not have a material effect on the Company's consolidated financial statements.

      In November 2002, the FASB issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. FIN 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. FIN 45 provisions were applied to the Company's reserve for repurchase commitments, however, the impact was not material. The Company intends to adopt the FIN 45 provisions for new guarantees beginning January 1, 2005.

      In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock-Based Compensation, a revision of SFAS No. 123. SFAS No.123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires the cost of employee services received in exchange for an award of equity instruments be recorded based on fair value on the grant date. The compensation cost will be recognized over the vesting period. The fair value will be remeasured annually at the reporting date. Adoption of SFAS 123R is required for financial statements issued after June 15, 2005. The Company is currently assessing the effects of the adoption of this statement on the Company's consolidated financial statements.

      In December 2004, the FASB issued Staff Position No. 109-1, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("FSP FAS 109-1"). FSP FAS 109-1 states that the qualified production activities deduction should be accounted for as a special deduction and the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and assessing whether a valuation allowance is necessary. This deduction is not available to the Company until it has utilized all of its net operating loss carry forwards. The Company's deferred tax assets are currently fully reserved.

      In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. SFAS 151 also requires that the "allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities." Normal capacity is defined as "the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance". This statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the effects of the adoption of this statement on the Company's consolidated financial statements.

      In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. SFAS No. 153 requires that exchange transactions that lack commercial substance be measured based on the recorded amount less impairment and not on the fair values of the exchanged assets. Exchange transactions that lack commercial substance are transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on the Company's consolidated financial statements.

      Reclassifications - Certain amounts from the prior periods have been reclassified to conform to the 2004 presentation.

2.    IMPAIRMENT AND OTHER RELATED CHARGES

      For any exit or disposal activities initiated after December 31, 2002, the Company has adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities which requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. During 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides that a long-lived asset or asset group that is to be sold shall be classified as "held for sale" if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. The Company has idle assets of $10,262 (2004) and $13,901 (2003) recorded at lower of carrying value or fair value which are comprised primarily of closed home manufacturing facilities which the Company is attempting to sell. With the exception of a home manufacturing facility sold in January 2004 (as described below), management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as "held and used" and depreciation has continued on these assets. The following paragraphs describe impairment and other related charges recorded in the current and prior years on the most significant of these closed facilities.

      During 2004, the Company recorded impairment and other related charges of $209 ($209 after tax or $0.01 per basic and diluted share) related to the closing of a home manufacturing facility. The total charge consisted of writedowns for property, plant and equipment. Charges for involuntary termination benefits will be recorded as incurred, primarily during the first quarter of 2005.

      During 2003, the Company recorded impairment and other related charges of $750 ($750 after tax or $0.04 per diluted share) in connection with the closing of a home manufacturing facility in August 2003, the pending sale of another home manufacturing facility closed in December 2002 and the closing of an underperforming retail location in August 2003. The charge included writedowns of $551 for property, plant and equipment and $199 for involuntary termination benefits which were recorded as incurred and paid. In January 2004, the pending sale was consummated resulting in net cash proceeds of $2,073, of which $1,555 was used to pay down on the real estate term loan in accordance with provisions of the credit facility. Accordingly, this repayment was reflected in current portion of long-term debt as of December 31, 2003 and the related property was included in other current assets in the accompanying consolidated balance sheet. No additional gain or loss was recorded at the time of the sale.

      During 2002, the Company recorded impairment and other related charges of $6,064 ($5,253 after tax or $0.30 per diluted share) in connection with the closing of six home manufacturing facilities. The charge included writedowns of $3,890 for property, plant and equipment, $22 for lease obligations and $2,152 for involuntary termination benefits for 989 employees. Payments of $8 (2004), $1,484 (2003), and $682 (2002) were made against the reserve for lease obligations and involuntary termination benefits.

      Payments of $0 (2004), $128 (2003), and $837 (prior to 2002) were made against the reserve for lease and other obligations established prior to 2002. At December 31, 2004 and 2003, reserves for lease and other obligations were $0 and $8, respectively.

3.    INSTALLMENT CONTRACTS RECEIVABLE

      CIS finances retail sales through the purchase of installment contracts primarily from retail customers of a portion of the Company's dealer network, at fixed interest rates, in the ordinary course of business, and resells a majority of the loans to financial institutions under the terms of retail finance agreements. CIS enters into agreements to sell, with limited recourse, contracts in its portfolio that meet specified credit criteria. Under these agreements, CIS sold $31,905, $35,953, and $38,313 of contracts receivable and realized gains of $940, $1,115, and $1,391 for the years ended December 31, 2004, 2003, and 2002, respectively. Standard loan programs require minimum down payments, ranging from 5% to 20% of the purchase price of the home, on all installment contracts based on the creditworthiness of the borrower. CIS's portfolio consists of fixed rate contracts with interest rates generally ranging from 7.0% to 15.0% and from 8.0% to 15.0% at December 31, 2004 and 2003, respectively. The average original term of the portfolio was approximately 270 and 267 months at December 31, 2004 and 2003, respectively. For loans held in its portfolio, CIS requires the borrower to maintain adequate insurance on the home throughout the life of the contract. Contracts are secured by the home which is subject to repossession by CIS upon default by the borrower. At December 31, 2004, scheduled principal payments of installment contracts receivable (including expected sales of contracts receivable in 2005) are as follows:



          Year Ending
          December 31,
------------------------------------
            2005                                         $        2,086
            2006                                                     83
            2007                                                     93
            2008                                                    103
            2009                                                    115
         Thereafter                                               6,359
                                                           -------------

                              Total                      $        8,839
                                                           =============


      The Company maintains a reserve for loans based on historical experience, the estimated value of any underlying collateral, and specifically identified factors presenting uncertainty with respect to collectibility. Activity in the allowance for credit losses on installment contracts was as follows:


                                                              2004                    2003                    2002
                                                        ------------------     -------------------    ----------------------

Balance, beginning of year                            $             1,030    $                859   $                   829
Provision for credit losses                                            75                     354                       358
Charge offs, net                                                     (152)                   (183)                     (328)
                                                        ------------------     -------------------    ----------------------
Balance, end of year                                  $               953    $              1,030   $                   859
                                                        ==================     ===================    ======================

      At December 31, 2004 and 2003, the estimated fair value of installment contracts receivable, excluding loans identified as presenting uncertainty with respect to collectibilty, was $8,366 and $9,997 respectively. These fair values were estimated using discounted cash flows and interest rates offered by CIS on similar contracts at such times.

4.    INVENTORIES

      Inventories consisted of the following:


                                             2004                 2003
                                       -----------------    -----------------

Raw materials                       $            11,326  $             7,791
Work-in-process                                   1,159                1,083
Finished goods                                    2,424                2,090
                                       -----------------    -----------------
Total inventory                     $            14,909  $            10,964
                                       =================    =================

        During 2004, 2003, and 2002, the Company purchased raw materials of approximately $17,680, $14,580, and $17,231 respectively, from joint ventures in which the Company owns a minority interest.

5.    CREDIT ARRANGEMENTS

      On October 26, 2004, the Company amended its credit facility (the "Credit Facility") with its primary lender to extend the maturity date under the revolving line of credit available under the Credit Facility to April 2007. A director of the Company served as president of the primary lender until August 31, 2004. The Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000 which are cross-secured and cross-defaulted. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2003, as noted in the following table.


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
                $38,000 - $23,000             $15,000 to zero (dollar
                                              for dollar reduction)


      At December 31, 2004, $8,891 under the revolving line of credit was available after deducting letters of credit of $6,109. The Company did not have any amounts outstanding under the revolving lines of credit as of December 31, 2003 and 2004.The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.


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

      The bank's prime rate at December 31, 2004 and 2003 was 5.25% and 4.00% respectively. The Company made payments to its lender in the amount of $694 (2004), $698 (2003) and $936 (2002) for interest, commitment fees, letter of credit and various bond related fees.

      The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $6,857 and $8,895 was outstanding at December 31, 2004 and December 31, 2003 respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

      The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company's ability, without the lender's consent, to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.35 to 1 commencing with the year ending December 31, 2005 and 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At December 31, 2004, the Company was in compliance with its debt covenants.

      The Company has $1,071 and $0 of notes payable under retail floor plan agreements at December 31, 2004 and 2003, respectively. The notes are collateralized by certain Company-owned retail stores' inventories and bear interest at rates ranging from prime to prime plus 2.5% based on the age of the home.

      The Company has amounts outstanding under six Industrial Development Revenue Bond issues ("Bonds") which totaled $6,248 and $7,641 at December 31, 2004 and 2003, respectively. Four of the bond issues bear interest at variable rates ranging from 4.45% to 5.40% and mature at various dates through April 2009. One of the bond issues is payable in equal quarterly principal payments with interest payable at 6.75% and matures in 2005. One of the bond issues is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 2.39% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of the Company's plant facilities and equipment. Restricted bond funds of $148 and $0 are reflected as a non-current asset in the consolidated balance sheets as December 31, 2004 and 2003, respectively.

      At December 31, 2004, principal repayment requirements on long-term debt are as follows:


        Year Ending
        December 31,
   -----------------------
            2005                                         $        1,705
            2006                                                  1,638
            2007                                                  1,719
            2008                                                  1,357
            2009                                                  1,433
         Thereafter                                               5,253
                                                           -------------

                    Total                                        13,105
        Less current portion                                      1,705
                                                           -------------

                    Long-term debt                       $       11,400
                                                           =============

      At December 31, 2004 and 2003, the estimated fair value of outstanding borrowings was $13,001 and $16,958. These estimates were determined using rates at which the Company believes it could have obtained similar borrowings at such times.

      Cash paid for interest during the years ended December 31, 2004, 2003, and 2002 was $1,114, $1,165, and $1,576 respectively.

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

      Pursuant to a common stock repurchase program approved by the Company's Board of Directors, a total of 3,168,800 shares have been purchased at a cost of $24,842. The Company retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. At December 31, 2004, the Company has authority under the program to acquire up to 831,200 additional shares.

7.    INCENTIVE PLANS

      o The Company has a Key Employee Stock Incentive Plan (the "1996 Plan"), which provides for the granting of both incentive and non-qualified stock options. Additionally, the 1996 Plan provides for stock appreciation rights and awards of both restricted stock and performance shares. Options are granted at prices and terms determined by the compensation committee of the Board of Directors. Options granted under the 1996 Plan are generally exercisable six months after the grant date and expire ten years from the date of grant. As of December 31, 2004, shares authorized for grant under this plan totaled 2,882,018 of which 975,251 shares were available to be granted.

      o The Company also has a Non-employee Director Plan under which 625,000 shares of the Company's common stock were reserved for grant to non-employee directors at fair market value on the date of such grant. Options are granted upon the director's initial election and automatically on an annual basis thereafter, up to a maximum of 125,000 shares. Options granted under the plan are generally exercisable six months after the grant date and expire ten years from the date of grant. As of December 31, 2004, 96,718 shares were available to be granted. Additionally, in January 2002, the Board of Directors of the Company granted to certain non-employee directors, who had received the maximum shares available under the Non-employee Director Plan, options to purchase 51,000 shares of the Company's common stock on substantially the same terms and conditions as options granted under the Non-employee Director Plan.

      The Company has a Dividend Reinvestment Plan, which provides for 500,000 shares to be purchased by participants in the Plan by reinvesting the cash dividends on all, or part, of their shares. The price of the shares purchased through the Plan is the higher of 95% of the average daily high and low sale prices of the Company's common stock on the four trading days including and preceding the Investment Date (as defined in the Plan) or 95% of the average high and low sales prices on the Investment Date.

      The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                                        2004                 2003                 2002
                                                                  -----------------    -----------------    -----------------

Dividend yield                                                               0.00%                0.00%                0.00%
Expected volatility                                                         62.51%               62.79%               59.46%
Risk free interest rate                                                      3.52%                2.55%                4.56%
Expected lives                                                           5.0 years            5.0 years            6.6 years


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

      Information regarding all of the Company's stock option plans is summarized below:


                                                                                                                    Weighted
                                                                                            Weighted                Average
                                                                    Shares                  Average                Fair Value
                                                                                             Price               at Grant Date
                                                              --------------------    ---------------------   ---------------------
 OUTSTANDING AT JANUARY 1, 2002                                         2,788,089                   $ 8.49
   Granted at fair value                                                  665,354                     3.22                  $ 1.89
   Exercised                                                               (5,293)                    1.48
   Cancelled                                                             (563,889)                    5.90
                                                              --------------------
 OUTSTANDING, DECEMBER 31, 2002                                         2,884,261                   $ 7.79
   Granted at fair value                                                   75,000                     1.72                  $ 0.94
   Exercised                                                              (10,000)                    1.39
   Cancelled                                                             (474,674)                    6.71
                                                              --------------------
 OUTSTANDING, DECEMBER 31, 2003                                         2,474,587                   $ 7.84
   Granted at fair value                                                   25,000                     2.99                  $ 1.67
   Exercised                                                             (299,630)                    3.14
   Cancelled                                                             (115,571)                    8.97
                                                              --------------------

 OUTSTANDING, DECEMBER 31, 2004                                         2,084,386                   $ 8.39
                                                              ====================    =====================

 Options exercisable at December 31, 2004                               2,084,386                   $ 8.39
                                                              ====================    =====================
 Options exercisable at December 31, 2003                               2,474,587                   $ 7.84
                                                              ====================    =====================
 Options exercisable at December 31, 2002                               2,884,261                   $ 7.79
                                                              ====================    =====================


      The following table summarizes information concerning stock options outstanding at December 31, 2004:


                                      Options Outstanding                         Options Exercisable
                    -----------------------------------------------------    ------------------------------

                                             Weighted
                                              Average         Weighted                          Weighted
                                             Remaining         Average                          Average
     Range of               Number          Contractual       Exercise          Number          Exercise
  Exercise Prices        Outstanding           Life             Price         Exercisable        Price
--------------------    ---------------    --------------    ------------    --------------   -------------

   $1.69 -  $4.64              751,137              6.36   $        3.37           751,137  $         3.37
   $4.64 -  $9.88              164,275              3.49            9.64           164,275            9.64
   $9.88 - $12.35              917,774              2.42           10.45           917,774           10.45
  $12.35 - $16.60              251,200              1.46           15.10           251,200           15.10
                        ---------------                                      --------------

   $1.69 - $16.60            2,084,386              3.81   $        8.39         2,084,386  $         8.39
                        ===============                      ============    ==============   =============


8.    INCOME TAXES

      Provision (benefit) for income taxes consists of:


                                                                              2004               2003               2002
                                                                      -----------------   -----------------   ----------------
Current
   Federal                                                            $             -     $          (672)           (10,166)
   State                                                                           75                 154                 20
                                                                      -----------------   -----------------   ----------------
                                                                                   75                (518)           (10,146)

Deferred
   Federal                                                            $             -     $             -     $       11,618
   State                                                                            -                   -              4,244
                                                                      -----------------   -----------------   ----------------
                                                                                    -                   -             15,862

Income taxes (benefit)                                                             75                (518)             5,716
Income tax benefit - change in accounting principle                                 -                   -             (1,306)
                                                                      -----------------   -----------------   ----------------

Total                                                                 $            75     $          (518) $           4,410
                                                                      =================   =================   ================


      Effective March 9, 2002, the Jobs Creation and Workers' Assistance Act was passed which enabled the Company to carryback net operating losses five years instead of two years as under the previous law. Due to the change in law, the Company received refunds of $6,425 in 2003 and $4,634 in 2002. Both refunds were reflected in the current income tax provision and benefit related to the change in accounting principle for the year ended December 31, 2002. The Company received an additional refund of $309 in 2003.


      Total income tax provision (benefit) for 2004, 2003, and 2002, is different from the amount that would be computed by applying the expected federal income tax rate of 35% to income (loss) before income taxes. The reasons for this difference are as follows:


                                                                                  2004                2003                2002
                                                                             ----------------   -----------------   ----------------

Income tax provision (benefit) at expected federal income tax rate           $        1,160     $      (1,781)      $      (9,199)
State income tax provision (benefit), net of federal tax effect                        (148)              712               3,455
Change in valuation allowance                                                          (916)            1,968              11,672
Non-deductible operating expenses                                                       124                24                 212
Tax effect of exercise of non-qualified stock options                                  (251)
Goodwill                                                                                  -                 -               4,210
Adjustments to prior years' tax provisions following IRS audit                          106            (1,345)                  -
Additional refunds attributable to law change                                             -               (96)             (4,634)
                                                                             ----------------   -----------------   ----------------

Total                                                                        $           75     $           (518)   $       5,716
                                                                             ================   =================   ================

      The Company has a valuation allowance against net deferred income tax assets of $19,607 and $20,523 in accordance with the requirements of SFAS No. 109, Accounting for Income Taxes for the years ended December 31, 2004 and 2003, respectively. Realization of the deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. Because the Company has operated at a cumulative loss in its three most recent calendar years and because it believes difficult competitive and economic conditions may continue for the foreseeable future, the Company believes that under the standards of FAS No. 109 it is not appropriate to record income tax benefits in excess of anticipated refunds of taxes previously paid. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized as a reduction of taxes otherwise payable on any future earnings or the valuation allowances are otherwise no longer required. In 2004, the Company utilized state net operating loss carry forwards of $1,546 to reduce taxes otherwise payable.

      Deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. The approximate tax effects of temporary differences at December 31, 2004 and 2003 were as follows:


                                                                              2004              2003
                                                                                Assets (Liabilities)
                                                                        ----------------------------------

Current differences
     Warranty expense                                                 $          5,052  $           5,100
     Inventory capitalization                                                      751                596
     Allowance for losses on receivables                                           412                470
     Accrued expenses                                                            3,131              3,435
     Repurchase commitments                                                        811              1,192
     Deferred gain                                                                   -                  -
                                                                        ---------------   ----------------
                                                                                10,157             10,793
     Less valuation allowance                                                    9,742             10,100
                                                                        ---------------   ----------------

Total                                                                 $            415  $             693
                                                                        ===============   ================

                                                                             2004              2003
                                                                               Assets (Liabilities)
                                                                        ----------------------------------

Non-current differences
     Depreciation and basis differential of acquired assets           $            931  $             912
     Net operating loss and other carryforwards                                  6,945              7,241
     Goodwill                                                                      292                327
     Other assets                                                                1,289              1,257
     Other liabilities                                                              (7)                (7)
                                                                        ---------------   ----------------
                                                                                 9,450              9,730
     Less valuation allowance                                                    9,865             10,423
                                                                        ---------------   ----------------

Total                                                                 $           (415) $            (693)
                                                                        ===============   ================

      At December 31, 2004, the Company had federal and state net operating loss carryforwards of $7,463 and $71,252 respectively. The net operating loss carryforwards will expire as follows:


                                                                         Federal         State
        2010                                                      $         848  $           -
        2018                                                                  -            403
        2019                                                                  -            557
        2020                                                                  -         30,925
        2021                                                                  -          8,890
        2022                                                                  -         15,194
        2023                                                              6,580         11,615
        2024                                                                 35          3,668

      In 2003, the Company recognized an income tax benefit of $579 representing adjustments to prior years' tax provisions that became appropriate given the results of the recent Internal Revenue Service audit of the Company's federal income tax returns.

      The Company has recorded a liability for tax contingencies where it is likely that certain tax return positions will be challenged and the Company's position may not prevail. The liability for tax contingencies is calculated using historical financial information, multiplied by the effective tax rate and includes an applicable interest accrual applied where appropriate. The liability for tax contingencies is adjusted when circumstances warrant, including the progression of tax authority audits, emerging case law and legislation. Open tax years for which the Company is subject to audit varies by tax jurisdiction. The Company estimates the maximum liability for tax contingencies to be $817 and has recorded a liability for tax contingencies of $300 (2004) and $301 (2003). In the opinion of management, the recorded liability for tax contingencies is adequate to address known tax contingencies and is included in other current liabilities in the consolidated balance sheet.

      Net cash paid (received) for income taxes for the years ended December 31, 2004, 2003, and 2002 were $128, $(6,645), and $(4,820), respectively.

9.    EMPLOYEE BENEFIT PLANS

      The Company has self-funded group medical plans which are administered by third party administrators. The medical plans have reinsurance coverage limiting liability for any individual employee loss to a maximum of $100, with an aggregate limit of losses in any one year based on the number of covered employees. Incurred claims identified under the Company's incident reporting system and incurred but not reported claims are funded or accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries. The Company has established self-insurance trust funds for payment of claims and makes deposits to the trust funds in amounts determined by consulting actuaries. The cost of these plans to the Company was $1,809, $2,901, and $4,771, for years ended December 31, 2004, 2003, and 2002, respectively.

      The Company sponsors an employee 401(k) retirement plan covering all employees who meet participation requirements. Employee contributions are limited to a percentage of compensation as defined in the plan. The amount of the Company's matching contribution is discretionary as determined by the Board of Directors. Company contributions amounted to $413, $422, and $546, for the years ended December 31, 2004, 2003, and 2002, respectively.

10.   COMMITMENTS AND CONTINGENCIES

      Operating Leases:
      The Company is obligated under various operating lease agreements with varying monthly payments and expiration dates through March 2006. Total rent expense under operating leases was $205, $278, and $481, for the years ended December 31, 2004, 2003, and 2002, respectively.

      Future minimum rents payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2004 are as follows:


                    Year Ending
                    December 31,
              ------------------------

                        2005                           $        99
                        2006                                    90
                        2007                                    80
                        2008                                    23
                        2009                                     -
                     Thereafter                                  -
                                                          -----------
                                       Total           $        292
                                                          ===========

        Contingent Liabilities and Other:
        a. The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally
           18 - 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $73,000 at December 31, 2004. The Company has a reserve for repurchase commitments of $2,052 (2004) and $3,070 (2003) based on prior experience and an evaluation of dealers' financial conditions. Activity in the reserve for repurchase commitments was as follows:


                                                                             2004                2003                 2002
                                                                         ----------------   ----------------   -----------------
        Balance, beginning of period                                   $         3,070              4,000              3,200
        Provision for losses (recoveries) on inventory repurchases                (291)              (181)             2,347
        Recoveries (payments), net                                                (727)              (749)            (1,547)
                                                                         ----------------   ----------------   -----------------
        Balance, end of period                                         $         2,052              3,070              4,000
                                                                         ================   ================   =================


        b. Under the insurance plans described in Note 1, the Company was contingently liable at December 31, 2004 for future retrospective premium adjustments up to a maximum of approximately $21,600 in the event that additional losses are reported related to prior years.

        c. The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Anticipated legal fees associated with these lawsuits are accrued at the time such cases are identified. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company. However, the potential exists for unanticipated material adverse judgments against the Company, for which no accrual is made because the losses are not assumed to be probable or reasonably estimable. The Company used the services of a law firm in which a partner is also a director of the Company. The Company paid legal fees to this firm of $346 (2004), $378 (2003), and $191 (2002). In addition, the law firm received, from the proceeds of the settlement of a Company insurance claim, an indirect legal fee payment of $562 in 2002.

        d. The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At December 31, 2004, $2,664 of debt was outstanding under the guarantees, of which the Company had guaranteed $1,066.

        e. The Company has provided letters of credit totaling $6,109 as of December 31, 2004 to providers of certain of its surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The Company has recorded insurance expense based on anticipated losses related to these policies.

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

                                                                2004                  2003                 2002
                                                         -------------------   -------------------   ------------------
Gross revenue:
  Home manufacturing                                   $            230,418  $            242,338  $           381,545
  Financial services                                                  2,444                 2,673                2,690
  Retail                                                              7,938                 7,948                7,908
  Other                                                                   -                     -                1,274
                                                         -------------------   -------------------   ------------------
      Gross revenue                                    $            240,800  $            252,959  $           393,417
                                                         ===================   ===================   ==================

Intersegment revenue:
  Home manufacturing                                   $              6,639  $              5,123  $             6,160
  Financial services                                                      -                     -                    -
  Retail                                                                  -                     -                    -
  Other                                                                   -                     -                    -
                                                         -------------------   -------------------   ------------------
      Intersegment revenue                             $              6,639  $              5,123  $             6,160
                                                         ===================   ===================   ==================

Revenue from external customers:
  Home manufacturing                                   $            223,779  $            237,215  $           375,385
  Financial services                                                  2,444                 2,673                2,690
  Retail                                                              7,938                 7,948                7,908
  Other                                                                   -                     -                1,274
                                                         -------------------   -------------------   ------------------
      Total revenue                                    $            234,161  $            247,836  $           387,257
                                                         ===================   ===================   ==================

Operating income (loss):
  Home manufacturing                                   $              8,347  $             (1,124) $            (8,061)
  Financial services                                                    539                   537                  (22)
  Retail                                                               (113)                  (41)                (222)
  Other                                                                   -                     -                 (140)
  Elimination                                                          (108)                  295                  (45)
                                                         -------------------   -------------------   ------------------
  Segment operating income (loss)                                     8,665                  (333)              (8,490)

  General corporate                                                  (5,472)               (4,439)              (5,930)
                                                         -------------------   -------------------   ------------------
      Operating income (loss)                          $              3,193  $             (4,772) $           (14,420)
                                                         ===================   ===================   ==================

Depreciation and amortization:
  Home manufacturing                                   $              2,590  $              3,651  $             5,178
  Financial services                                                     29                    39                   63
  Retail                                                                 17                    59                   41
  Other                                                                   -                     -                    2
                                                         -------------------   -------------------   ------------------

  Segment depreciation and amortization                               2,636                 3,749                5,284
  General corporate                                                     681                   839                1,002
                                                         -------------------   -------------------   ------------------
      Total depreciation and amortization              $              3,317  $              4,588  $             6,286
                                                         ===================   ===================   ==================

Capital expenditures:
  Home manufacturing                                   $                599  $                289  $             1,866
  Financial services                                                     30                     8                  107
  Retail                                                                 40                     -                    -
  Other                                                                   -                     -                    2
                                                         -------------------   -------------------   ------------------

  Segment capital expenditures                                          669                   297                1,975
  General corporate                                                     117                    30                   87
                                                         -------------------   -------------------   ------------------
      Total capital expenditures                       $                786  $                327  $             2,062
                                                         ===================   ===================   ==================

Identifiable assets:
  Home manufacturing                                   $             60,297  $             62,311  $            80,633
  Financial services                                                 13,755                13,364               12,497
  Retail                                                              3,296                 2,987                6,458
  Other                                                                   -                     -                   21
                                                         -------------------   -------------------   ------------------

  Segment assets                                                     77,348                78,662               99,609
  General corporate                                                  20,882                19,871               30,462
                                                         -------------------   -------------------   ------------------
      Total assets                                     $             98,230  $             98,533  $           130,071
                                                         ===================   ===================   ==================

      The Financial services segment's operating profit includes net interest income of $1,010, $1,136, and $981, and gains from the sale of installment contracts of $940, $1,115, and $1,391, for the years ended December 31, 2004, 2003, and 2002, respectively.

      Identifiable assets for the General corporate category include $3,449, $2,595, and $2,359, of investment in equity-method investees at December 31, 2004, 2003, and 2002, respectively.

12.   EQUITY- METHOD INVESTEES

      The Company's minority ownership interests in its six joint ventures (of which the Company owns various interest percentages) are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets in the amount of $3,449 (2004) and $2,595 (2003). The Company recorded equity in earnings of equity-method investees of $980, $369, and $384, for the years ended December 31, 2004, 2003, and 2002, respectively. Dividends received from investees accounted for by the equity method were $209, $228, and $229, for the years ended December 31, 2004, 2003, and 2002, respectively. The Company's only significant minority ownership interest is in WoodPerfect, Ltd., of which the Company owns 35.42% interest. Summarized information related to the combined group of equity investees is as follows:


                                                      2004                     2003
                                               -------------------     ----------------------
Balance Sheet:
Current assets                                 $           18,304      $               7,975
Non-current assets                             $            9,988      $               9,645
Current liabilities                            $            8,834      $               2,272
Non-current liabilities                        $            3,964      $               4,152

Income Statement:
Net sales                                      $           92,656      $              53,811
Gross profit                                   $           10,482      $               5,618
Income from continuing operations              $            3,773      $               1,506
Net income                                     $            3,581      $               1,451


                                    CAVALIER HOMES INC. AND SUBSIDIARIES
                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                           For the Years Ended December 31, 2004, 2003 and 2002
                                          (Dollars in Thousands)


                                                                    Additions
                                                 Balance at        Charged to                            Balance at
                                                Beginning of        Costs and                              End of
                                                    Year            Expenses         Deductions             Year
                                               ---------------   ----------------  ----------------    ---------------
Allowance for losses on Accounts
   Receivable:
       Year Ended December 31, 2004        $              102                (17)                - $               85
                                               ===============   ================  ================    ===============
       Year Ended December 31, 2003        $              145                  -               (43)$              102
                                               ===============   ================  ================    ===============
       Year Ended December 31, 2002        $              625                 44              (524)$              145
                                               ===============   ================  ================    ===============
Allowance for credit losses:
       Year Ended December 31, 2004        $            1,030                 75              (152)$              953
                                               ===============   ================  ================    ===============
       Year Ended December 31, 2003        $              859                354              (183)$            1,030
                                               ===============   ================  ================    ===============
       Year Ended December 31, 2002        $              829                358              (328)$              859
                                               ===============   ================  ================    ===============
Warranty reserve:
       Year Ended December 31, 2004        $           13,475             14,423           (14,643)$           13,255
                                               ===============   ================  ================    ===============
       Year Ended December 31, 2003        $           15,000             21,194           (22,719)$           13,475
                                               ===============   ================  ================    ===============
       Year Ended December 31, 2002        $           11,700             27,765           (24,465)$           15,000
                                               ===============   ================  ================    ===============
Reserve for repurchase commitments:
       Year Ended December 31, 2004        $            3,070               (291)             (727)$            2,052
                                               ===============   ================  ================    ===============
       Year Ended December 31, 2003        $            4,000               (181)             (749)$            3,070
                                               ===============   ================  ================    ===============
       Year Ended December 31, 2002        $            3,200              2,347            (1,547)$            4,000
                                               ===============   ================  ================    ===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.          CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's President/Chief Executive Officer and its Chief Financial Officer have reviewed the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report, and have determined such disclosure controls and procedures to be effective in alerting them to material information relating to the Company that may be required to be included in the Company's periodic filings. The Company's disclosure controls and procedures also are designed with the objective of ensuring that such information is accumulated and communicated to Company management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
During the fourth quarter of 2004, the Company identified a material weakness in its internal controls over financial reporting with respect to classification of transactions involving installment contracts purchased for resale from those purchased for investment. The Company determined that the material weakness negatively impacted the preparation of the Company's Consolidated Statements of Cash Flows, and restated the Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001 and for the 2004 and 2003 interim periods. As a result of the restatement, the Company took steps to improve the control processes surrounding the preparation and review of the Consolidated Statements of Cash Flows that management believes materially affects, or is reasonably likely to materially affect, the Company's internal control over financial reporting. The Company believes that the remediation of the material weakness, and the accompanying changes in the Company's internal control over financial reporting, was complete as of December 31, 2004.

Management's Annual Report on Internal Control Over Financial Reporting
The Act imposed many requirements regarding corporate governance and financial reporting. One requirement under Section 404 of the Act, beginning with this Annual Report on Form 10-K, is for management to report on the Company's internal controls over financial reporting and for our independent registered public accountants to attest to this report. In late November 2004, the Securities and Exchange Commission issued an exemptive order providing a 45 day extension for the filing of these reports and attestations by eligible companies. We elected to utilize this 45 day extension, therefore, this Annual Report on Form 10-K does not include these reports. These reports will be included in an amended Form 10-K which we expect to file not later than May 2, 2005. During 2004, the Company spent considerable time and resources analyzing, documenting and testing our system of internal controls. Currently, we are not aware of any material weaknesses in our internal controls over financial reporting and related disclosures based on our evaluations to date, other than the material weakness previously disclosed on the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 9, 2004.. As noted above, the Company believes that the previously identified material weakness has been remediated as of December 31, 2004. There can be no assurance that the Company will be successful in complying with Section 404 during the required time period. Failure to do so could result in penalties and additional expenditures to meet the requirements which could affect the ability of our auditors to issue an unqualified report on the 404 audit report.


ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

For a description of the directors and executive officers of the Company, see "Election of Directors," "Executive Officers and Principal Stockholders," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2005, which are incorporated herein by reference.

For disclosure regarding the Company's Code of Ethics, see "Corporate Governance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2005, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For a description of the Company's executive compensation, see "Election of Directors," "Executive Officers and Principal Stockholders," "Executive Compensation" (other than the "Report of the Compensation Committee on Executive Compensation" and the "Performance Graph"), "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2005, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For a description of the security ownership of management and certain beneficial owners, see "Executive Officers and Principal Stockholders" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2005, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of certain relationships and related transactions of the Company, see "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2005, which are incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

For a description of principal accountants fees and services, see "Fee Disclosure" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 24, 2005, which is incorporated herein by reference.


                                     PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The financial statements contained in this report and the page on which they may be found are as follows:

         Financial Statement Description                                                     Form 10-K Page No.
         -------------------------------                                                     ------------------

         Report of Independent Registered Public Accounting Firm                                      36
         Consolidated Balance Sheets as of December 31, 2004 and 2003                                 37
         Consolidated Statements of Operations for the years ended December 31, 2004,                 38
                           2003 and 2002
         Consolidated Statements of Stockholders' Equity for the years ended                          39
                           December 31, 2004, 2003 and 2002
         Consolidated Statements of Cash Flows for the years ended December 31,                       40
                           2004, 2003 and 2002
         Notes to Consolidated Financial Statements                                                   41

         2.   The financial statement schedule required to be filed with this report and the page on which it may be found is as follows:
          No.         Schedule Description                                                      Form 10-K Page
          ---         --------------------                                                      --------------
          II          Valuation and Qualifying Accounts                                               59

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

         * ** (tt) Belmont Homes, Inc. 1994 Incentive Stock Plan, filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

         * ** (uu) Belmont Homes, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors, filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

         * ** (vv) Form of Stock Option Agreement between the Company and Thomas
         A. Broughton, III, dated January 29, 2002, filed as Exhibit 4(e) to the Company's Registration Statement on Form S-8, Registration No. 333-90652.

         * ** (ww) Form of Stock Option Agreement between the Company and Lee Roy Jordan, dated January 29, 2002, filed as Exhibit 4(f) to the Company's Registration Statement on Form S-8, Registration No. 333-90652.

         * ** (xx) Form of Stock Option Agreement between the Company and John W Lowe, dated January 29, 2002, filed as Exhibit 4(g) to the Company's Registration Statement on Form S-8, Registration No. 333-90652.

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

         * (aaa) Inventory Security Agreement and Power of Attorney, dated as of July 13, 2004, between the Company and 21st Mortgage Company, filed as
         Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2004

         * (bbb) Supply Agreement, dated as of August 30, 2004, between the Company and Alliance Homes, Inc. and North American Catastrophe Services, Inc, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2004.

         * (ccc) Sixth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of October 26, 2004, between the Company and First Commercial Bank, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2004.


(11) Statement re: Computation of Net Income (Loss) Per Common Share.

(21) Subsidiaries of the Registrant.

(23) Consents of Deloitte & Touche LLP.

(31) Rule 13a-15(e) or 15d-15(e) Certifications
           (a) Certification of principal executive officer pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e).
           (b) Certification of principal financial officer pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e).

(32) Section 1350 Certifications
           (a) Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
           (b) Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 -----------------------------------------
* Incorporated by reference herein.
** Management contract or compensatory plan or arrangement.


(c) Financial statements of subsidiaries not consolidated and fifty percent or less owned persons
              (a) Financial statements of WoodPerfect, Ltd.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Partners of
WoodPerfect, Ltd.

We have audited the accompanying balance sheets of WoodPerfect, Ltd. (the "Partnership") (a limited partnership) as of December 31, 2004 and 2003, and the related statements of income, partnership capital, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of WoodPerfect, Ltd. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.




Birmingham, Alabama
March 21, 2005


WOODPERFECT, LTD.
(A Limited Partnership)

BALANCE SHEETS
DECEMBER 31, 2004 AND 2003
-----------------------------------------------------------------------------------------------------------------------

ASSETS                                                                                         2004             2003

CURRENT ASSETS:
  Cash                                                                                       $ 1,085           $ 7,127
  Accounts receivable, less allowance for doubtful accounts
    of $65,000 (2004) and $37,000 (2003)                                                   1,809,523           867,238
  Inventories                                                                              6,201,999         3,137,392
  Prepaid expenses and other assets                                                           67,129            58,537
                                                                                           ----------        ---------

           Total current assets                                                            8,079,736         4,070,294

INVESTMENT                                                                                   951,484           883,473

PROPERTY, PLANT, AND EQUIPMENT--Net                                                        2,301,925         2,170,610
                                                                                           ----------        ---------

TOTAL                                                                                   $ 11,333,145       $ 7,124,377
                                                                                        =============      ===========


LIABILITIES AND PARTNERSHIP CAPITAL

CURRENT LIABILITIES:
  Line of credit                                                                         $ 3,057,484         $ 702,000
  Note payable to Partner                                                                     50,000            50,000
  Capital lease obligations                                                                   43,290                 -
  Accounts payable                                                                           445,252           216,564
  Accrued expenses                                                                           405,375           365,051
                                                                                         -----------         ---------

           Total current liabilities                                                       4,001,401         1,333,615

LONG-TERM CAPITAL LEASE OBLIGATION                                                           149,216                 -

PARTNERSHIP CAPITAL                                                                        7,182,528         5,790,762
                                                                                         -----------         ---------

TOTAL                                                                                   $ 11,333,145       $ 7,124,377
                                                                                        =============      ===========


See notes to financial statements.


WOODPERFECT, LTD.
(A Limited Partnership)

STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
----------------------------------------------------------------------------------------------------------------------


                                                                        2004              2003              2002

NET SALES                                                           $ 47,001,162      $ 32,119,883      $ 35,899,642
                                                                    ------------      ------------      ------------
COST OF SALES:
  Materials                                                           41,041,280        28,020,730        31,046,193
  Labor                                                                  528,069           453,018           525,120
  Overhead                                                             2,225,722         1,780,357         2,164,957
                                                                    ------------      ------------      ------------
           Total cost of sales                                        43,795,071        30,254,105        33,736,270
                                                                    ------------      ------------      ------------
SELLING, GENERAL, AND
 ADMINISTRATIVE EXPENSES                                               1,302,502         1,086,380         1,133,619
                                                                    ------------      ------------      ------------
OPERATING INCOME                                                       1,903,589           779,398         1,029,753
                                                                    ------------      ------------      ------------
OTHER INCOME (EXPENSE):
  Management fees                                                       (206,662)         (126,970)         (144,535)
  Interest expense                                                       (79,291)          (57,435)         (101,399)
  Equity in net income of investee                                       176,471           203,458           248,977
  Gain on sale of equipment                                                   -              5,000                 -
                                                                    ------------      ------------      -------------
           Total other (expense) income-net                             (109,482)           24,053             3,043
                                                                    ------------      ------------      -------------
NET INCOME                                                           $ 1,794,107         $ 803,451       $ 1,032,796
                                                                    ============      ============      =============

See notes to financial statements.


WOODPERFECT, LTD.
(A Limited Partnership)

STATEMENTS OF PARTNERSHIP CAPITAL
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
----------------------------------------------------------------------------------------------------------------------


                                                                                                             Total
                                                                              General       Limited       Partnership
                                                                              Partner       Partners        Capital

BALANCE-January 1, 2002                                                      $ 77,235    $ 4,797,648      $ 4,874,883

  Net income                                                                   14,976      1,017,820        1,032,796

  Cash distributions                                                           (6,376)      (433,329)        (439,705)
                                                                             ---------   ------------     ------------
BALANCE-December 31, 2002                                                      85,835      5,382,139        5,467,974

  Net income                                                                   11,650        791,801          803,451
                                                                                                   -
  Cash distributions                                                           (6,970)      (473,693)        (480,663)
                                                                             ---------   ------------     ------------
BALANCE-December 31, 2003                                                      90,515      5,700,247        5,790,762

  Net income                                                                   37,412      1,756,695        1,794,107
                                                                                                   -
  Cash distributions                                                           (5,991)      (396,350)        (402,341)
                                                                            ----------   ------------     ------------
BALANCE-December 31, 2004                                                   $ 121,936    $ 7,060,592      $ 7,182,528
                                                                            ==========   ============     ============

See notes to financial statements.


WOODPERFECT, LTD.
(A Limited Partnership)

STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
-----------------------------------------------------------------------------------------------------------------------

                                                                             2004              2003             2002

OPERATING ACTIVITIES:
  Net income                                                             $ 1,794,107        $ 803,451        1,032,796
                                                                         -----------       ----------        ----------
  Adjustments to reconcile net income to net cash
    (used in) provided by operating activities:
    Gain of sale of equipment                                                      -           (5,000)               -
    Provision for doubtful accounts                                           65,000           37,000           18,000
    Depreciation and amortization                                            244,308          200,155          223,845
    Equity in net income of investee                                        (176,471)        (203,458)        (248,977)
    Changes in operating assets and liabilities:
      Accounts receivable                                                 (1,007,285)        (360,891)         481,263
      Inventories                                                         (3,064,607)       1,003,498         (797,269)
      Prepaid expenses and other assets                                       (8,593)         (42,124)          56,821
      Accounts payable                                                       228,688          137,634         (183,543)
      Accrued expenses                                                        40,324           64,129           (4,342)
                                                                         ------------      -----------       ----------
           Net cash (used in) provided by operating activities            (1,884,529)       1,634,394          578,594
                                                                         ------------      -----------       ----------
INVESTING ACTIVITIES:
  Capital expenditures                                                      (167,280)          (2,499)               -
  Proceeds from sale of equipment                                                  -            5,000                -
  Distributions from investee                                                108,460          127,576          105,313
                                                                         ------------      -----------       ----------
           Net cash (used in) provided by investing activities               (58,820)         130,077          105,313
                                                                         ------------      -----------       ----------
FINANCING ACTIVITIES:
  Net borrowings (payments) on line of credit                              2,355,484       (1,070,000)         343,000
  Payments of notes payable                                                        -         (208,598)        (586,856)
  Payments of capital lease obligations                                      (15,836)               -                -
  Distributions to partners                                                 (402,341)        (480,663)        (439,705)
                                                                         ------------      -----------       ----------
           Net cash provided by (used in) financing activities             1,937,307       (1,759,261)        (683,561)
                                                                         ------------      -----------       ----------
NET (DECREASE) INCREASE IN CASH                                               (6,042)           5,211              346

CASH-Beginning of year                                                         7,127            1,916            1,570
                                                                         ------------      -----------       ----------
CASH-End of year                                                             $ 1,085          $ 7,127          $ 1,916
                                                                         ============      ===========       ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION-Cash paid during the year for interest                        $ 75,454         $ 59,120        $ 101,088
                                                                         ===========       ===========       ==========
NONCASH INVESTING AND FINANCING
  ACTIVITIES-Acquisition of property, plant, and
  equipment utilizing capital leases                                       $ 288,929
                                                                         ===========

See notes to financial statements.

WOODPERFECT, LTD.
(A Limited Partnership)


NOTES TO FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
--------------------------------------------------------------------------------


1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Description of Business--WoodPerfect, Ltd. (the "Partnership"), which operates in Guin, Alabama, was formed on May 21, 1992 for the primary purpose of manufacturing, distributing, and selling roof trusses, lumber, plywood, and other wood products. The Partnership sells mainly to mobile home manufacturers located throughout the Southeast. In 2004 and 2003, approximately 13.7% and 17.7%, respectively, of the Partnership's sales were to companies who held partnership interests in WoodPerfect, Ltd.

      Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

      Fair Value of Financial Instruments--The carrying value of the Partnership's accounts receivable, accounts payable and accrued expenses approximates fair value due to the short-term maturity of these instruments. Additional information regarding the fair value of other financial instruments is disclosed in Note 5.

      Accounts Receivable--The Partnership records accounts receivable net of allowances for uncollectibility. Management estimates these allowances based on customer relationships, the aging and turns of accounts receivable and the creditworthiness, concentrations, and payment history of our customers.

      Inventories--Inventories are stated at the lower of cost (first-in, first-out method) or market.

      Property, Plant, and Equipment--Buildings, machinery, and equipment are stated at cost and depreciated over the estimated useful lives of the related assets (generally 40 years for buildings and five to ten years for equipment and machinery) using the straight-line method. Assets recorded under capital leases and leasehold improvements are depreciated over the shorter of their useful lives or the term of the related lease.

      Impairment of Long-Lived Assets--The Partnership periodically evaluates the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from the asset is less than its carrying value. In such an event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. No impairment loss was recognized in 2004, 2003, and 2002.

      Income Taxes--The Partnership is organized as a limited partnership pursuant to the Alabama Uniform Limited Partnership Act of 1983, with WoodPerfect, Inc. as the general partner. The financial statements include only those assets and liabilities which relate to the business of the Partnership and do not include any activities of the partners outside of the Partnership.

      All income and losses applicable to the Partnership are passed through to the partners for federal and state income tax purposes. Income and losses, as well as cash distributions, are allocated to the partners in proportion to their respective units. Subject to maintaining adequate capital as defined in the partnership agreement, cash distributions are generally made annually in the minimum amount of 40% of the Partnership's taxable income.

      Revenue Recognition--Revenue from sales is recognized upon delivery to the customer when there is persuasive evidence of an arrangement, the product price is fixed and determinable, and collection of the resulting revenue is probable. The Partnership has no post-delivery obligations. Our revenue recognition policies are consistent with the guidance in Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A, 101B, and SAB 104.

      Recently Issued Accounting Pronouncements--In November 2004, the FASB issued SFAS No. 151, Inventory Costs as amendment of ARB No. 43, Chapter
      4. SFAS No. 151 clarifies that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (or spoilage) should be recognized as current-period charges and requires the allocation of fixed production overheads to inventory based on the normal capacity of the production. Management is currently evaluating the impact, if any, of its adoption of SFAS No. 151 on the Partnership's financial position and results of operations.

2.    INVENTORIES

      Inventories at December 31, 2004 and 2003 consist of the following:


                                                                      2004            2003

Raw materials                                                     $ 5,322,158     $ 2,760,779
Finished goods                                                        879,841         376,613
                                                                  -----------     -----------
Total                                                             $ 6,201,999     $ 3,137,392
                                                                  ===========     ===========

3.    INVESTMENT

      The Partnership purchased a 24% interest in MSR Forest Products, LLC ("MSR") in August 1998 for $432,000 in cash. Total assets of MSR were $5,791,290 and $5,471,072 and total liabilities were $1,918,166 and
      $1,922,774 at December 31, 2004 and 2003, respectively. For the years ended December 31, 2004, 2003, and 2002, MSR had revenues of $27,570,685, $21,517,991, and $23,439,667, respectively, and net income of $735,295,
      $847,744, and $1,037,406, respectively. The investment is accounted for under the equity method.

4.    PROPERTY, PLANT, and EQUIPMENT

      Property, plant, and equipment at December 31, 2004 and 2003 consist of the following:


                                                                                            2004            2003

        Land                                                                             $ 312,040       $ 312,040
        Land improvements                                                                  256,974         256,974
        Buildings                                                                        1,640,525       1,640,525
        Machinery and equipment                                                          1,580,440       1,561,949
        Office furniture and fixtures                                                      158,361         136,706
        Automobiles and trucks                                                             377,902          42,425
                                                                                       -----------     ------------
                                                                                         4,326,242       3,950,619
        Less accumulated depreciation                                                    2,024,317       1,780,009
                                                                                       -----------     ------------
        Total                                                                          $ 2,301,925     $ 2,170,610
                                                                                       ===========     ============

      Assets under capital leases included in property, plant and equipment at December 31, 2004 are as follows:


        Automobiles and trucks                                                                           $ 288,929
        Less accumulated depreciation                                                                      (51,727)
                                                                                                         ----------
        Property, plant and equipment-net                                                                $ 237,202
                                                                                                         ==========

      Depreciation and amortization expenses totaled $244,308, $200,155, and $223,845, for the years ended December 31, 2004, 2003, and 2002, respectively.

5.    LINE OF CREDIT

      Line of credit borrowings with a bank at December 31, 2004 and 2003 consist of borrowings under a $5,000,000 line of credit, with interest payable at the prime rate minus 1% (4.25% and 3.00% at December 31, 2004 and 2003, respectively). Borrowings under the line-of-credit are due August 31, 2005. The credit agreement contains certain covenants, which require minimum working capital and net worth levels. The Partnership was in compliance with all covenants at December 31, 2004 and 2003. The borrowings are collateralized by the Partnership's inventory and accounts receivable. The fair value of such borrowings is approximated by the carrying value given the variable nature of the associated interest rate.

6.    LEASE COMMITMENTS

      The Partnership leases automobiles and trucks under capitalized leases and office equipment under yearly operating leases. Rent expense attributable to the operating leases during each of the last three fiscal years was approximately $22,166 (2004), $20,706 (2003), and $20,706 (2002).

      At December 31, 2004, future minimum lease payments under capitalized leases are as follows:


                                                                                                        Capital
        Fiscal Years:                                                                                           Leases

        2005                                                                                            $ 53,598
        2006                                                                                              45,868
        2007                                                                                              35,046
        2008                                                                                              35,046
        2009                                                                                              35,046
        Years subsequent to 2009                                                                          16,061
                                                                                                       ----------
        Total minimum lease payments                                                                     220,665
        Less: Imputed interest                                                                            28,159
                                                                                                       ----------
        Present value of minimum capitalized lease payments                                              192,506
        Current portion                                                                                   43,290
                                                                                                       ----------
        Long-term capitalized lease obligations                                                        $ 149,216
                                                                                                       ==========

7.    RELATED PARTY TRANSACTIONS

      In 2004, 2003 and 2002, the Partnership expensed management fees to its general partner, WoodPerfect, Inc., of $65,000 plus 6.5% of Partnership income (as defined), for a total of $206,662 (2004), $126,970, (2003)and
      $144,535 (2002). Accrued expenses at December 31, 2004 and 2003 included $211,123 and $195,204, respectively, related to such fees.

      The Partnership had sales to customers affiliated through common ownership of approximately $6,454,127 (2004), $6,113,870 (2003), and $7,286,371
      (2002) of which $219,663, $52,608, and $63,350 were included in accounts receivable at December 31, 2004, 2003, and 2002, respectively.

      There is a note payable to a Partner of $50,000 for which interest is payable monthly at 6.5%. The note is collateralized by substantially all of the Partnership's assets and is due on demand. Interest expense for this note totaled $3,250 for each of the three years in the period ended December 31, 2004. Accrued interest was $3,250 as of December 31, 2004 and 2003.

8.    EMPLOYEE BENEFIT PLAN

      During the year ended December 31, 2002, the Partnership established an employee savings plan (the "Plan") under Section 401(k) of the Internal Revenue Code for the benefit of eligible employees. The Partnership makes matching contributions to the Plan at the discretion of the partners up to 4% of employee contributions. Partnership expense related to the Plan was $25,965, $65,462, and $51,829 for the years ended December 31, 2004, 2003, and 2002, respectively.

                                      ******

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

                                                  CAVALIER HOMES, INC.
                                                  --------------------
                                                  Registrant

                                                  By: /s/ DAVID A. ROBERSON
                                                      ---------------------
                                                  Its President

                                                  Date: March 31, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.


Signature                         Title                                              Date

/s/ DAVID A. ROBERSON             Director and Principal Executive               March 31, 2005
----------------------------       Officer


/s/ MICHAEL R. MURPHY             Chief Financial Officer and Principal
 ---------------------------       Accounting Officer                            March 31, 2005


/s/ BARRY DONNELL                 Chairman of the Board and Director             March 31, 2005
----------------------------


/s/ THOMAS A. BROUGHTON, III      Director                                       March 31, 2005
----------------------------


/s/ JOHN W LOWE                   Director                                       March 31, 2005
 ---------------------------


/s/ LEE ROY JORDAN                Director                                       March 31, 2005
----------------------------


/s/ J. DON WILLIAMS               Director                                       March 31, 2005
----------------------------


/s/ A. DOUGLAS JUMPER, SR.        Director                                       March 31, 2005
----------------------------


/s/ NORMAN W. GAYLE, III          Director                                       March 31, 2005
----------------------------


/s/ BOBBY TESNEY                  Director                                       March 31, 2005
----------------------------

                                      INDEX

Exhibit
Number
-------

(11)            Statement re: Computation of Per Share Earnings

(21)            Subsidiaries of the Registrant

(23)            Consents of Deloitte & Touche LLP

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

                                                Exhibit 11
                                 Statement re: Computation of Per Share Earnings


                                       CAVALIER HOMES, INC. AND SUBSIDIARIES
                                 COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE
                                  (dollars in thousands except per share amounts)

                                                                        For the Year Ended December 31,
                                                         --------------------------------------------------------------
                                                               2004                  2003                  2002
                                                         ------------------    ------------------    ------------------

 BASIC & DILUTED
      Net income (loss)                                $             3,241  $             (4,570) $            (34,670)
                                                         ==================    ==================    ==================
 SHARES:

   Weighted average common shares
      outstanding (basic)                                       17,879,939            17,666,192            17,664,901

   Dilutive effect of stock options
     and warrants                                                  298,455                     -                     -
                                                         ------------------    ------------------    ------------------
   Weighted average common shares
     outstanding, assuming dilution (diluted)                   18,178,394            17,666,192            17,664,901
                                                         ==================    ==================    ==================



 Basic net income (loss) per share                     $              0.18  $              (0.26) $              (1.96)
                                                         ==================    ==================    ==================

 Diluted net income (loss) per share                   $              0.18  $              (0.26) $              (1.96)
                                                         ==================    ==================    ==================


                                   Exhibit 21
                         Subsidiaries of the Registrant


         BRC Components, Inc., an Alabama corporation
         Cavalier/AAA, a Delaware limited liability company
         CIS Financial Services, Inc., an Alabama corporation
         Cavalier Home Builders, LLC, a Delaware limited liability company Cavalier Properties, Inc., a Delaware corporation
         Cavalier Real Estate Co., Inc., a Delaware corporation
         Quality Housing Supply, LLC, a Delaware limited liability company Ridge Pointe Manufacturing, LLC, an Alabama limited liability company The Home Place, LLC, an Alabama limited liability company
         The Home Place of Nashville, Inc., a Delaware corporation

                                   Exhibit 23
                        Consent of Deloitte & Touche LLP


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 33-20859, 33-86232, 333-06371, 333-19833, 333-90652 on Form S-8 and Registration
Statement Nos. 333-18213 (as amended) and 333-48111 (as amended) on Form S-3 of our report dated March 28, 2005 relating to the financial statements and financial statement schedule of Cavalier Homes, Inc. and subsidiaries (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 142 and 146), appearing in the Annual Report on Form 10-K of Cavalier Homes, Inc. for the year ended December 31, 2004.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
March 31, 2005

                                   Exhibit 23
                        Consent of Deloitte & Touche LLP


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 33-20859, 33-86232, 333-06371, 333-19833, 333-90652 on Form S-8 and
Registration Statement Nos. 333-18213 (as amended) and 333-48111 (as amended) on Form S-3 of Cavalier Homes, Inc. of our report dated March 21, 2005 relating to the financial statements of WoodPerfect Ltd. (a limited partnership) appearing in the Annual Report on Form 10-K of Cavalier Homes, Inc. for the year ended December 31, 2004.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
March 31, 2005

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

Date: March 31, 2005

/s/ David A. Roberson
---------------------

David A. Roberson
Chief Executive Officer

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

Date: March 31, 2005

/s/ Michael R. Murphy
---------------------

Michael R. Murphy
Chief Financial Officer

                                  EXHIBIT 32(a)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. ("Company") Annual Report on Form 10-K for the period ended December 31, 2004 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    March 31, 2005               By:      /s/ David A. Roberson
                                         --------------------------------------
                                                   David A. Roberson
                                                   Chief Executive Officer

                                  EXHIBIT 32(b)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Cavalier Homes, Inc. ("Company") Annual Report on Form 10-K for the period ended December 31, 2004 ("Report"), the undersigned certifies that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:    March 31, 2005                By:      /s/ Michael R. Murphy
                                          -------------------------------------
                                                    Michael R. Murphy
                                                    Chief Financial Officer