Form 10-K/A
period 2004-12-31
CAVALIER HOMES INC
filed 2005-05-02
CIK 789863

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  Form 10-K/A

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2004,
                                                     or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                           Commission File No. 1-9792

                              CAVALIER HOMES, INC.
               (Exact name of registrant specified in its charter)

            Delaware                                              63-0949734
           (State or other jurisdiction of                   (I.R.S. Employer
            incorporation or organization)                   Identification No.)

             32 Wilson Boulevard 100,                              35540
                Addison, Alabama                                 (Zip Code)
           (Address of principal executive offices)

             Registrant's telephone number, including area code: (256) 747-9800
              Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                  Name of Each Exchange on Which Registered
------------------                   ----------------------------------------
Common Stock, Par Value $.10             American Stock Exchange

                 Securities registered pursuant to Section 12(g) of the Act:
                                      None

    Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act). Yes [X] No [ ]

    The aggregate market value of the voting common equity held by non-affiliates computed by reference to the closing price of such stock on the American Stock Exchange as of June 26, 2004 was $84,577,225.

    The number of shares outstanding of each of the registrant's classes of common stock, as of April 29, 2005.
                    Common, $0.10 par value: 18,034,929
                    -------------------------

    DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Company's Proxy Statement for the 2005 Annual Meeting of Stockholders which was filed with the Securities and Exchange Commission (the "Commission") on April 22, 2005 are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE

    In November 2004, the Commission issued an exemptive order providing certain companies that met criteria specified by the Commission with an extension of up to 45 days for filing of management's report on the company's internal control over financial reporting and the related attestation from the Company's independent registered public accounting firm. Cavalier Homes, Inc. (the "Company") elected to utilize this extension period. Therefore, the Company hereby amends its Annual Report on Form 10-K, filed March 31, 2005 (the "Original Filing"), to include Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm required in Item 9A, "Controls and Procedures" on Form 10-K. As a result of this amendment, the Company is also filing as exhibits to this Amendment No. 1 to Form 10-K on Form 10-K/A the certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and a consent of the Company's independent registered public accounting firm. This Form 10-K/A does not reflect events occurring after the date of the filing of the Original Filing or amend or update other disclosures therein.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

         The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures in this report, as well as to safeguard assets from unauthorized use or disposition. Management of the Company, under the supervision of and with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of December 31, 2004. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of December 31, 2004, the disclosure controls and procedures of the Company were not effective due to the material weakness discussed below.

Procedures were performed to enable the Company to conclude that its financial statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004 were presented fairly in all material respects despite the material weakness identified in its internal control over financial reporting. Those procedures included the following:

    (1)     Use of financial reporting and disclosure, SEC and MD&A checklists

    (2) Review of the Company's financial statements and related footnotes by the audit committee

    (3)     Review of selected competitors' public filings

(b) Changes in Internal Control Over Financial Reporting

Specific initiatives with respect to our disclosure controls and procedures have been and/or will be undertaken to address the material weakness described below and include the following:

    (1)    Employ additional staff

    (2)    Train staff on the application of relevant accounting pronouncements

    (3) Engage outside professional accounting services as needed to assist in accounting for non-routine or complex accounting matters


(c) Management's Report on Internal Control Over Financial Reporting

         Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company's internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

         Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         A material weakness is a significant deficiency (within the meaning of Public Company Accounting Oversight Board Auditing Standards No. 2), or combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

         Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. In completing its assessment, management identified the following material weakness in the design of internal control: the Company had a limited number of personnel within its accounting function to identify, research, review and conclude on non-routine or complex accounting matters and as a result, adjustments were identified related to the reserve for repurchase commitments and impairment of long-lived assets, which were not material to the consolidated financial statements. As a result of this material weakness, management has concluded that, as of December 31, 2004, internal control over financial reporting was not effective based on the COSO Framework.

         The Company's independent registered public accounting firm has issued an attestation report on management's assessment of the Company's internal control over financial reporting, which appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Cavalier Homes, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Cavalier Homes, Inc. and subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness was identified and included in management's assessment: The Company's controls over the selection and application of complex accounting policies in accordance with generally accepted accounting policies were inadequate as a result of a limited number of personnel within its accounting function to identify, research, review and conclude on non-routine or complex accounting matters. As a result, adjustments were identified related to the reserve for repurchase commitments and impairment of long-lived assets, which were not material to the consolidated financial statements. Based on the potential for errors or omissions as a result of the deficiency, there was a more than remote likelihood that a material misstatement of the interim or annual financial statements would not have been prevented or detected. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company did not maintain effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2004, of the Company and our report dated March 28, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company's adoption of Statements of Financial Accounting Standards No. 142 and 146.

/s/ Deloitte & Touche LLP
Birmingham, Alabama
May 2, 2005

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a) Documents filed as part of this Annual Report on Form 10-K/A:

Exhibit Number

      23 Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm.

      31       Rule 13a-15(e) or 15d-15(e) Certifications

               (a) Certification of principal executive officer pursuant to
                   Exchange Act Rule 13a-15(e).

               (b) Certification of principal financial officer pursuant to
                   Exchange Act Rule 13a-15(e) or 15d-15(e).

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Cavalier Homes, Inc.

                                By:    /s/David A. Roberson
                                       ---------------------
                                       David A. Roberson
                                Its:   President and Chief Executive Officer

                                Date:  May 2, 2005


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

               Signature                                    Title                              Date
               ---------                                    -----                              ----
         /s/ David A. Roberson            Director and Principal Executive Officer         May 2, 2005
       -------------------------

         /s/ Michael R. Murphy                     Chief Financial Officer
       -------------------------              And Principal Accounting Officer             May 2, 2005

           /s/ Barry Donnell                 Chairman of the Board and Director            May 2, 2005
       ------------------------

      /s/Thomas A. Broughton, III                         Director                         May 2, 2005
       -------------------------

            /s/John W Lowe                                Director                         May 2, 2005
       -------------------------

          /s/ Lee Roy Jordan                              Director                         May 2, 2005
       -------------------------

          /s/ J. Don Williams                             Director                         May 2, 2005
       -------------------------

      /s/ A. Douglas Jumper, Sr.                          Director                         May 2, 2005
       -------------------------

       /s/ Norman W. Gayle, III                           Director                         May 2, 2005
       -------------------------

           /s/ Bobby Tesney
       -------------------------                          Director                         May 2, 2005


                              EXHIBIT INDEX



Exhibit Number

(23)                  Consent of Deloitte & Touche LLP

(31)     Exhibits

                  (a) Certification of principal executive officer pursuant to
                      Exchange Act Rule 13a-15(e) or 15d-15(e).

                  (b) Certification of principal financial officer pursuant to
                      Exchange Act Rule 13a-15(e) or 15d-15(e).

                                   Exhibit 23

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statement Nos. 33-20859, 33-86232, 333-06371, 333-19833, 333-90652 on Form S-8 and Registration
Statement Nos. 333-18213 (as amended) and 333-48111 (as amended) on Form S-3 of Cavalier Homes, Inc. of our report on internal control over financial reporting dated May 2, 2005 (which report expresses an adverse opinion on the effectiveness of the Company's internal control over financial reporting and includes an explanatory paragraph relating to a material weakness identified), appearing in this Amendment to the Annual Report on Form 10-K of Cavalier Homes, Inc. for the year ended December 31, 2004.

/s/ Deloitte & Touche LLP
Birmingham, Alabama
May 2, 2005

                                 Exhibit 31(a)

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

                                CERTIFICATION

I, David A. Roberson, certify that:

        1. I have reviewed this annual report on Form 10-K/A of Cavalier Homes, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Paragraph omitted pursuant to FAQ No. 1 published by the SEC on January 21, 2005;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)for the registrant and we have:

                a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America;

                c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluations; and

                d. disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                           /S/ DAVID A. ROBERSON
                                           ---------------------
                                               David A. Roberson
                                           Chief Executive Officer


Date: May 2, 2005

                                 Exhibit 31(b)

                           CERTIFICATIONS PURSUANT TO
                                 SECTION 302 OF
                         THE SARBANES-OXLEY ACT OF 2002

                                 CERTIFICATION

I, Michael R. Murphy, certify that:

        1. I have reviewed this annual report on Form 10-K/A of Cavalier Homes, Inc.;

        2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3. Paragraph omitted pursuant to FAQ No. 1 published by the SEC on January 21, 2005;

        4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)for the registrant and we have:

                a. designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                b. designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America;

                c. evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this annual report based on such evaluations; and

                d. disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

                a. all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


                                       /S/ MICHAEL R. MURPHY
                                       ---------------------
                                           Michael R. Murphy
                                       Chief Financial Officer


Date: May 2, 2005