Form 10-Q
period 2005-04-02
CAVALIER HOMES INC
filed 2005-05-12
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 2, 2005


                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------   ----------------


                          Commission File Number 1-9792

                               Cavalier Homes, Inc.
                               --------------------
             (Exact name of registrant as specified in its charter)


     Delaware                                   63-0949734
------------------------------                -------------
(State or other jurisdiction of               (IRS Employer
incorporation or organization)                Identification No.)


                 32 Wilson Boulevard 100, Addison, Alabama 35540
                ---------------------------------------------------
                (Address of principal executive offices) (Zip Code)


                                 (256) 747-9800
                                 ---------------
              (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X    No
                                      ----    ----
Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes  X     No
    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

        Class                             Outstanding at May 11, 2005
-----------------------------             ---------------------------
Common Stock, $0.10 Par Value                   18,034,929 Shares

                             CAVALIER HOMES, INC. AND SUBSIDIARIES
                              CONDENSED CONSOLIDATED BALANCE SHEET
                           (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
------------------------------------------------------------------------------------------------------
                                                                            April 2,      December 31,
 ASSETS                                                                       2005            2004
                                                                           -----------    --------------
                                                                                   (Unaudited)
 CURRENT ASSETS:
      Cash and cash equivalents                                         $      19,542  $         31,674
      Accounts receivable, less allowance for losses of
          $39 (2005) and $85 (2004)                                            11,745             4,279
      Notes and installment contracts receivable - current, including
          held for resale $2,105 (2005) and $2,011 (2004)                       2,186             2,086
      Inventories                                                              22,046            14,909
      Deferred income taxes                                                       415               415
      Other - including facilities held for sale $2,639 (2005) and $0 (2004)    3,089               852
                                                                           -----------    --------------
             Total current assets                                              59,023            54,215
                                                                           -----------    --------------

 PROPERTY, PLANT AND EQUIPMENT (Net)                                           30,442            33,745
                                                                           -----------    --------------

 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $836 (2005) and $953 (2004)                 5,963             5,801
                                                                           -----------    --------------
 OTHER ASSETS                                                                   4,526             4,469
                                                                           -----------    --------------
 TOTAL                                                                  $      99,954  $         98,230
                                                                           ===========    ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Current portion of long-term debt                                 $       3,955  $          1,705
      Note payable under retail floor plan agreement                            1,841             1,071
      Accounts payable                                                          6,682             4,295
      Amounts payable under dealer incentive programs                           4,127             4,252
      Accrued compensation and related withholdings                             3,672             3,754
      Accrued insurance                                                         7,291             6,609
      Estimated warranties                                                     13,352            13,255
      Reserve for repurchase commitments                                        1,677             2,052
      Other                                                                     5,013             4,255
                                                                           -----------    --------------
           Total current liabilities                                           47,610            41,248
                                                                           -----------    --------------

 DEFERRED INCOME TAXES                                                            415               415
                                                                           -----------    --------------

 LONG-TERM DEBT                                                                 8,651            11,400
                                                                           -----------    --------------

 COMMITMENTS AND CONTINGENCIES (NOTE 8)

 STOCKHOLDERS' EQUITY:
      Series A Junior Participating Preferred Stock, $0.01 par value;
        200,000 shares authorized, none issued                                      -                 -
      Preferred Stock, $0.01 par value; 300,000 shares authorized,
        none issued                                                                 -                 -
      Common stock, $0.10 par value; 50,000,000 shares authorized,
        19,052,229 (2005) and 18,992,574 (2004) shares issued                   1,905             1,899
      Additional paid-in capital                                               57,120            56,861
      Accumulated deficit                                                     (11,646)           (9,492)
      Treasury stock, at cost; 1,017,300 (2005 and 2004) shares                (4,101)           (4,101)
                                                                           -----------    --------------
          Total stockholders' equity                                           43,278            45,167
                                                                           -----------    --------------

 TOTAL                                                                  $      99,954  $         98,230
                                                                           ===========    ==============

                See notes to condensed consolidated financial statements.

                                CAVALIER HOMES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
---------------------------------------------------------------------------------------------------

                                                                          Quarter Ended
                                                                -----------------------------------
                                                                           (Unaudited)
                                                                   April 2,           March 27,
                                                                     2005                2004
                                                                ---------------     ---------------
 REVENUE                                                     $          57,678  $           44,254
                                                                ---------------     ---------------
 COST OF SALES                                                          49,355              36,662
 SELLING, GENERAL AND ADMINISTRATIVE                                     9,849               9,377
 IMPAIRMENT AND OTHER RELATED
    CHARGES                                                                923                   -
                                                                ---------------     ---------------
                                                                        60,127              46,039
                                                                ---------------     ---------------
                                                                        (2,449)             (1,785)
                                                                ---------------     ---------------
 OPERATING LOSS
 OTHER INCOME (EXPENSE):
     Interest expense                                                     (266)               (278)
     Other, net                                                            171                  59
                                                                ---------------     ---------------
                                                                           (95)               (219)
                                                                ---------------     ---------------
 LOSS BEFORE INCOME TAXES                                               (2,544)             (2,004)
 INCOME TAX BENEFIT                                                       (141)                  -
 EQUITY IN EARNINGS OF EQUITY-METHOD
     INVESTEES                                                             249                 122
                                                                ---------------     ---------------
 NET LOSS                                                    $          (2,154) $           (1,882)
                                                                ===============     ===============
 BASIC AND DILUTED LOSS PER SHARE:
  NET LOSS                                                   $           (0.12) $            (0.11)
                                                                ===============     ===============
 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                        18,030,629          17,701,299
                                                                ===============     ===============
 WEIGHTED AVERAGE SHARES OUTSTANDING -
    DILUTED                                                         18,030,629          17,701,299
                                                                ===============     ===============

                See notes to condensed consolidated financial statements.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                                                                            Quarter Ended
                                                                                     ----------------------------
                                                                                      April 2,        March 27,
                                                                                        2005            2004
                                                                                     ------------    ------------
        OPERATING ACTIVITIES:                                                                 (Unaudited)
   Net loss                                                                       $       (2,154) $       (1,882)
   Adjustments to reconcile net loss to net cash
   used in operating activities:
        Depreciation and amortization                                                        667             912
        Provision for (recovery of) credit and accounts receivable losses                   (184)              8
        Loss (gain) on sale of property, plant and equipment                                  (5)             16
        Impairment and other related charges                                                 923               -
        Other, net                                                                          (249)           (122)
        Changes in assets and liabilities:
             Accounts receivable                                                          (7,469)         (8,423)
             Inventories                                                                  (7,137)         (4,091)
             Income taxes                                                                      -             (82)
             Accounts payable                                                              2,387           2,496
             Other assets and liabilities                                                  1,048             502
                                                                                     ------------    ------------
        Cash used in operations                                                          (12,173)        (10,666)
             Installment contracts purchased for resale                                   (6,213)         (7,119)
             Sale of installment contracts                                                 5,731           6,672
             Principal collected on installment contracts purchased for resale               201             364
                                                                                     ------------    ------------
        Net cash used in operating activities                                            (12,454)        (10,749)
                                                                                     ------------    ------------
 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                                  5               3
   Capital expenditures                                                                     (146)            (88)
   Notes and installment contracts purchased for investment                                 (293)           (126)
   Principal collected on notes and installment contracts purchased for investment           147             115
   Other investing activities                                                                 73             192
                                                                                     ------------    ------------
        Net cash provided by (used in) investing activities                                 (214)             96
                                                                                     ------------    ------------
 FINANCING ACTIVITIES:
   Net borrowings  on notes payable                                                          770               -
   Payments on long-term debt                                                               (499)         (1,966)
   Proceeds from exercise of stock options                                                   265             603
                                                                                     ------------    ------------
        Net cash provided by (used in) financing activities                                  536          (1,363)
                                                                                     ------------    ------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                               (12,132)        (12,016)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                           31,674          32,393
                                                                                     ------------    ------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $       19,542  $       20,377
                                                                                     ============    ============

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                                  $          198  $          184
        Income taxes                                                              $          (45) $           82

                    See notes to condensed consolidated financial statements.

                          CAVALIER HOMES, INC. AND SUBSIDIARIES
                   Notes to Condensed Consolidated Financial Statements
                (Unaudited - dollars in thousands except per share amounts)

1.     BASIS OF PRESENTATION
       o The accompanying condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of April 2, 2005, and the results of its operations for the quarters ended April 2, 2005 and March 27, 2004, and the results of its cash flows for the quarters ended April 2, 2005 and March 27, 2004. All such adjustments are of a normal, recurring nature.

       o The results of operations for the quarter ended April 2, 2005 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K and Form 10-K/A ("collectively the 2004 Annual Report on Form 10-K").

       o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding -basic or weighted average shares outstanding -diluted as detailed below:

                                                                            Quarter Ended
                                                                  -----------------------------------
                                                                      April 2,          March 27,
                                                                       2005               2004
                                                                  ----------------   ----------------
         Weighted average common shares outstanding - basic           18,030,629         17,701,299
         Dilutive effect if stock options were exercised                       -                  -
                                                                  ----------------   ----------------
         Weighted average common shares outstanding - diluted         18,030,629         17,701,299
                                                                  ================   ================

         All options that would have an antidilutive effect on net income (loss) per share were excluded in the computation of diluted net income (loss) per share. All options were excluded in the first quarters of 2005 and 2004 due to their antidilutive effect as a result of the Company's net losses. The maximum antidilutive options for the quarter ended April 2, 2005 and March 27, 2004 were 2,052,369 and 2,461,529, respectively.

       o The Company applied Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Accordingly, no compensation expense has been recognized for these plans except where the exercise price was less than fair value on the date of grant. The Company has granted no such options. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company's net loss and net loss per share would approximate the pro forma amounts below.

                                                                 Quarter Ended
                                                            ------------------------
                                                            April 2,     March 27,
                                                              2005          2004
                                                            ----------   -----------
Net loss, as reported                                     $  (2,154)  $     (1,882)
Less:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                     38             20
                                                            ----------   -----------
  Pro forma                                               $  (2,192)  $      (1,902)
                                                            ==========   ===========
Basic and diluted loss per share:
  As reported                                             $   (0.12)  $       (0.11)
  Pro forma                                               $   (0.12)  $       (0.11)

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                                              Quarter Ended
                                                                  --------------------------------------
                                                                      April 2,            March 27,
                                                                        2005                 2004
                                                                  -----------------    -----------------
Dividend yield                                                               0.00%                0.00%
Expected volatility                                                         61.77%               62.51%
Risk free interest rate                                                      3.71%                3.52%
Expected lives                                                           5.0 years            5.0 years

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
      In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. FIN 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company adopted FIN 45 provisions for new guarantees beginning January 1, 2005, relating to the Company's guarantees of inventory financing of its independent dealers (See Note 8).

      In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock-Based Compensation, a revision of SFAS No. 123. SFAS No.123R supersedes APB 25. SFAS No. 123R requires the cost of employee services received in exchange for an award of equity instruments be recorded based on fair value on the grant date. The compensation cost will be recognized over the vesting period. In April 2005, the effective date of SFAS No. 123R was postponed until fiscal years beginning after June 15, 2005. The Company is currently assessing the effects of the adoption of this statement on the Company's consolidated financial statements.

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

      In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. SFAS 151 also requires that the "allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities." Normal capacity is defined as "the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance." This statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the effects of the adoption of this statement on the Company's consolidated financial statements.

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

3.    INVENTORIES
      Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at April 2, 2005 and December 31, 2004 were as follows:

                                              April 2,        December 31,
                                               2005              2004
                                           --------------    --------------
                Raw materials           $         13,951  $         11,326
                Work-in-process                      960             1,159
                Finished goods                     7,135             2,424
                                           --------------    --------------
                Total inventory         $         22,046  $         14,909
                                           ==============    ==============

4.   IMPAIRMENT AND OTHER RELATED CHARGES
     For any exit or disposal activities initiated after December 31, 2002, the Company has adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. During 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides that a long-lived asset or asset group that is to be sold shall be classified as "held for sale" if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. The Company has idle assets of $9,532 (2005) and $10,262 (2004) recorded at lower of carrying value or fair value which are comprised primarily of closed home manufacturing facilities which the Company is attempting to sell. With the exception of a home manufacturing facility expected to be sold during the second quarter of 2005 and an idle retail location sold in April 2005, management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as "held and used" and depreciation has continued on these assets.

     During the first quarter of 2005, the Company recorded impairment and other related charges of $923 ($923 after tax or $0.05 per basic and diluted share) related to the closing of a home manufacturing facility. The total charge consisted of $143 associated with writedowns for property, plant and equipment and charges for involuntary termination benefits of $780.

5.   INCOME TAXES
     During the first quarter of 2005, the Company recorded an income tax benefit of $9 for state income taxes receivable for certain subsidiaries and recognized an income tax benefit of $132 representing settlement of prior year state tax matters. The Company did not record any federal income tax benefit for net operating losses in the first quarter of 2005 and 2004 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109 Accounting for Income Taxes.


6.   PRODUCT WARRANTIES
     The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company has provided a liability of $13,352 (2005) and $13,000 (2004) for estimated future warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends. Activity in the liability for product warranty was as follows:

                                                     Quarter Ended
                                                 -----------------------
                                                 April 2,    March 27,
                                                  2005         2004
                                                ---------   -----------
                Balance, beginning of year     $   13,255 $     13,475
                Warranty expense, net               3,246        3,357
                Payments                           (3,149)      (3,832)
                                                ---------   -----------
                Balance, end of year           $   13,352 $     13,000
                                                =========   ===========
7.   CREDIT ARRANGEMENTS
     On October 26, 2004, the Company amended its credit facility (the "Credit Facility") with its primary lender to extend the maturity date under the revolving line of credit available under the Credit Facility to April 2007. The Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000, which are cross-secured and cross-defaulted. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2003, as noted in the following table.

           Tangible Net Worth                         Credit Facility
               ("TNW")                                  Available
          -------------------------            -----------------------------
          Above $50,000                         30% of TNW
          $50,000 - $38,000                     $15,000
          $38,000 - $23,000                     $15,000 to zero (dollar
                                                for dollar reduction)


     At April 2, 2005, $8,891 under the revolving line of credit was available after deducting letters of credit of $6,109. The Company did not have any amounts outstanding under the revolving line of credit at April 2, 2005, and December 31, 2004. The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

                Tangible Net Worth
                      ("TNW")                               Interest Rate
                -------------------------            ---------------------------
                Above $77,000                        Prime less 0.50%
                $77,000 - $65,000                    Prime
                $65,000 - $58,000                    Prime plus 0.25%
                $58,000 - $38,000                    Prime plus 1.00%
                Below $38,000                        Prime plus 2.00%

     The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $6,765 and $6,857 was outstanding at April 2, 2005 and December 31, 2004, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

     The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.35 to 1 commencing with the year ending December 31, 2005 and 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary to comply with certain specified restrictions and financial covenants. At April 2, 2005, the Company was in compliance with its debt covenants.

     The Company has $1,841 and $1,071 of notes payable under retail floor plan agreements at April 2, 2005 and December 31, 2004, respectively. The notes are collateralized by certain Company-owned retail stores' inventories and bear interest rates ranging from prime to prime plus 2.5% based on the age of the home.

8.     COMMITMENTS AND CONTINGENCIES
       o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally
         18 - 24 months) and the risk of loss is further reduced by the sale value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $75,000 at April 2, 2005. Pursuant to SFAS No. 5, Accounting for Contingencies, the Company has a reserve for repurchase commitments of $1,677 (2005) and $2,900 (2004) based on prior experience and an evaluation of certain dealers' financial conditions for which default is deemed to be probable and reasonably estimable. Activity in the reserve for repurchase commitments was as follows:

                                                                               Quarter Ended
                                                                          ------------------------
                                                                           April 2,       March 27,
                                                                             2005           2004
                                                                          ---------   -------------
          Balance, beginning of period                                   $    2,052  $        3,070
          Provision for losses (recoveries) on inventory repurchases           (352)            (16)
          Recoveries (payments), net                                            (23)           (154)
                                                                          ---------   -------------
          Balance, end of period                                         $    1,677  $        2,900
                                                                          =========   =============

          In addition, the Company has recorded a liability equal to the estimated fair value of the repurchase guarantees pursuant to FIN 45 totaling $638 as of April 2, 2005. Given that the guarantees were issued in connection with the sale of the Company's product, revenue was reduced by the fair value of the guarantees.

       o The Company's workers' compensation (prior to February 1, 1999 and after April 1, 2001), product liability and general liability insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. The Company's workers' compensation insurance coverage from February 1999 through March 2001 was provided under a fully insured, large deductible policy, and during 2001, the Company's product liability and general liability insurance coverages were converted to a fully insured, large deductible policy. At April 2, 2005, the Company was contingently liable for future retrospective premium adjustments up to a maximum of approximately $21,460 in the event that additional losses are reported related to prior periods.

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

       o The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At April 2, 2005, $2,632 of debt was outstanding, of which the Company had guaranteed $1,053.

       o The Company has provided letters of credit totaling $6,109 as of April 2, 2005 to providers of certain of its surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The Company has recorded insurance expense based on anticipated losses related to these policies.

9.   SEGMENT INFORMATION
     The Company's reportable segments are organized around products and services. The Home manufacturing segment is comprised of the Company's four divisions (six home manufacturing plants), which are aggregated for reporting purposes, and its supply companies who sell their products primarily to the manufacturing divisions. Through its Home manufacturing segment, the Company designs and manufactures homes which are sold in the United States to a network of dealers which includes Company-owned retail locations. Through its Financial services segment, the Company primarily offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's Retail segment is comprised of Company-owned retail lots that derive their revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expenses), equity in earnings of equity-method investees, or income tax provision (benefit).

                                                              Quarter Ended
                                               --------------------------------------------
                                                  April 2, 2005          March 27, 2004
                                               --------------------    --------------------
Gross revenue:
  Home manufacturing                                      $ 57,316                $ 43,634
  Financial services                                           513                     542
  Retail                                                     1,811                   1,530
                                               -------------------     --------------------
      Gross revenue                                       $ 59,640                $ 45,706
                                               ====================    ====================
Intersegment revenue:
  Home manufacturing                                       $ 1,962                 $ 1,452
  Financial services                                             -                       -
  Retail                                                         -                       -
                                               --------------------    --------------------
      Intersegment revenue                                 $ 1,962                 $ 1,452
                                               ====================    ====================
Revenue from external customers:
  Home manufacturing                                      $ 55,354                $ 42,182
  Financial services                                           513                     542
  Retail                                                     1,811                   1,530
                                               --------------------    --------------------
      Total revenue                                       $ 57,678                $ 44,254
                                               ====================    ====================
Operating profit (loss):
  Home manufacturing                                        $ (664)                 $ (606)
  Financial services                                          (215)                     82
  Retail                                                        28                     (14)
  Elimination                                                 (244)                    (48)
                                               --------------------    --------------------
  Segment operating loss                                    (1,095)                   (586)
  General corporate                                         (1,354)                 (1,199)
                                               --------------------    --------------------
      Operating loss                                      $ (2,449)               $ (1,785)
                                               ====================    ====================
                                                  April 2, 2005         December 31, 2004
                                               --------------------    --------------------
Identifiable assets:
  Home manufacturing                                      $ 71,758                $ 60,297
  Financial services                                        13,515                  13,755
  Retail                                                     3,928                   3,296
                                               --------------------    --------------------
  Segment assets                                            89,201                  77,348
  General corporate                                         10,753                  20,882
                                               --------------------    --------------------
      Total assets                                        $ 99,954                $ 98,230
                                               ====================    ====================


                         PART I. FINANCIAL INFORMATION

Item 1:  Financial Statements (See pages 2 through 11)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Overview
Cavalier Homes, Inc. and its subsidiaries produce, sell and finance manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. The industry also has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels, each of which have contributed to a reduction in wholesale industry shipments to a 42 year low in 2004.

Industry/Company Shipments and Market Share
The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were down 60% cumulatively from January 1, 1999 through December 31, 2004 as noted in the following table:

                                                  Floor Shipments
-------------------------------------------------------------------------------------------------------------------------------
              Nationwide                                              Cavalier's Core 11 States
---------------------------------------------------------  --------------------------------------------------------------------
                    Increase                 Increase                           Increase                 Increase
                   (decrease)               (decrease)      Market             (decrease)                (decrease)      Market
 Year   Industry  from prior year Cavalier  from prior year Share    Industry  from prior year Cavalier  from prior year Share
------  --------  -------------   --------  -------------   -------  --------  -------------   --------  -------------   ------
 1999   582,498                    34,294                     5.9%   284,705                    30,070                   10.6%
 2000   431,787         -25.9%     18,590         -45.8%      4.3%   199,276         -30.0%     15,941         -47.0%     8.0%
 2001   342,321         -20.7%     21,324          14.7%      6.2%   149,162         -25.1%     17,884          12.2%    12.0%
 2002   304,370         -11.1%     21,703           1.8%      7.1%   124,127         -16.8%     18,039           0.9%    14.5%
 2003   240,180         -21.1%     12,411         -42.8%      5.2%    87,265         -29.7%     10,584         -41.3%    12.1%
 2004   232,824          -3.1%     10,772         -13.2%      4.6%    78,297         -10.3%      8,722         -17.6%    11.1%

During this industry downturn, the Company's shipments fell in 1999 and 2000 disproportionately to the industry decline which the Company believes was due to its strategy, early in the downturn, of working closely with its dealers to assist them in reducing retail inventories, thereby reducing the risk of failure of dealers distributing Company homes. The years 2001 and 2002 resulted in significant market share gains for the Company due mainly to the Company's aggressive marketing strategies, especially product offerings, which are core to its plan for returning to profitability. In 2003 and 2004, the Company believes its reduction in market share was due to several factors. External causes include an intensely competitive marketplace and a lack of chattel (home only) financing for all homes, especially single-section homes, in the industry, and, internally, the Company's momentum was negatively impacted by the consolidation of its sales force and the closing of seven home manufacturing facilities in 2003. During the first quarter of 2005, the Company's shipments increased 33.2% from the same period in 2004, while industry wide shipments increased 7.8%, with the Company's market share being 5.0%. In the Company's core states, its market share was 9.8% with shipments increasing 37.5% compared to the industry increase of 15.8% in those states. Because the Company has increased shipments into Florida, the Company determined to redefine the composition of its core states calculation to include Florida for the first quarter of 2005. As a result of the revision of the Company's definition of core states to include Florida, the Company's market share declined due to its relative size in the industry compared to Cavalier's other core states. The Company believes it is well-positioned to strengthen its competitive position in the marketplace going forward with a value-packed product line, including broader product offerings on price points as well as enhanced features and a line of modular homes.

Industry Finance Environment
A major factor contributing to the manufactured housing industry growth in the 1990s was relaxed credit standards, which ultimately resulted in a change in the financing approach in the industry due to underperforming manufactured housing loans. Throughout the past six years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single-section products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is greater. The anticipated infusion of new and competitive lending capacity, which the Company believes is essential to support demand at higher levels has not materialized. Until there is substantial entry of finance resources to the manufactured housing market, the Company believes a meaningful expansion for the industry will be delayed. In April 2005, General Electric's commercial finance unit announced it had agreed to purchase the majority of Bombardier Capital Inc.'s inventory financing unit, which includes manufactured housing floor plan lending. The Bombardier floor plan financing represents about 20% of financing for Cavalier's product on dealer's lots.

Raw Materials Cost and Gross Margin
The Company's gross margin has been negatively impacted by (1) price increases in substantially all raw materials (certain prices continue to increase and show no signs of stabilization) and (2) overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices). The Company is experiencing tightened supply from some of its traditional vendors of certain types of raw materials required for the production of its homes. The Company is working to obtain these and substitute products from other vendors, which are likely to result in higher raw material costs. While the Company seeks to offset rising costs through increasing its selling prices, sudden increases in raw material costs, coupled with dealers' order backlogs, can affect the timing and ability of the Company to pass on its cost increases. The Company is uncertain at this time as to the impact the extent and duration of the increased prices will have on the Company's future revenue and earnings.

Capacity and Overhead Cost
In response to the continued weakening of the manufactured housing industry market conditions, the Company announced its decision to close six manufacturing facilities in the fourth quarter of 2002, one in July 2003, and one in February 2005. These facilities were located in Conway, Arkansas (2), Graham, Texas, Cordele, Georgia, Belmont, Mississippi, Haleyville, Alabama, Shippenville, Pennsylvania, and Fort Worth, Texas, and collectively employed approximately 1,250 people. The Company has shifted a substantial part of the production from these plants (with the exception of the Pennsylvania plant) to one or more of the Company's current operating plants. The remaining plants also handle dealer sales and customer service for the Company's homes. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 70% since December 31, 1998. The Company is continuing to evaluate its options regarding capacity, cost and overhead expense, the need for further plant, retail and other consolidations, reductions, idling and closings and methods designed to address the Company's financial performance in light of current and developing market and business conditions. The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

Outlook
For 2005, the Company expects the market will likely remain sluggish for some time. The recent industry downturn has reduced excess dealer inventory to the point that an increase in demand will likely translate more directly into new orders. Meanwhile, the market for repossessed homes appears to be firming in both price and quantity. However, the anticipated infusion of new and competitive lending capacity, which the Company believes is essential to support demand at higher levels, has not materialized. Until there is substantial entry of finance resources to the manufactured housing market, the Company believes a meaningful expansion for the industry will be delayed. The Company believes the steps taken to reduce its costs and lower its breakeven point will position it to return to profitable operations in the later half of 2005 and strengthen its competitive position in the marketplace going forward. However, the Company is uncertain at this time as to the impact the extent and duration of the general economic conditions and adverse industry conditions will have on the Company's future revenue and earnings. While the Company currently expects the results of operations for the second quarter of 2005 to be a modest profit, changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and extended commodity price increases could affect the results of operations of the Company.

Results of Operations
The following tables summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

                                                                 For the Quarter and Year to Date Ended
                                                 ------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                          April 2, 2005             March 27, 2004            Difference
                                                 ------------------------  --------------------------  ------------------
Revenue:
  Home manufacturing net sales                 $      55,354             $           42,182          $  13,172     31.2%
  Financial services                                     513                            542                (29)    -5.4%
  Retail                                               1,811                          1,530                281     18.4%
                                                 ------------              -----------------           --------
Total revenue                                         57,678      100.0%             44,254   100.0%    13,424     30.3%
Cost of sales                                         49,355       85.6%             36,662    82.8%    12,693     34.6%
                                                 ------------  ----------  -----------------  -------  --------
     Gross profit                                      8,323       14.4%              7,592    17.2%       731      9.6%
                                                 ------------  ----------  -----------------  -------  --------
Selling, general and administrative                    9,849       17.1%              9,377    21.2%       472      5.0%
Impairment and other related charges                     923        1.6%                  -     0.0%       923
                                                 ------------  ----------  -----------------  -------  --------
Operating loss                                        (2,449)      -4.2%             (1,785)   -4.0%      (664)   -37.2%
                                                 ------------  ----------  -----------------  -------  --------
Other income (expense):
   Interest expense                                     (266)      -0.5%               (278)   -0.6%        12      4.3%
   Other, net                                            171        0.3%                 59     0.1%       112    189.8%
                                                  ------------              -----------------           --------
                                                         (95)                          (219)               124     56.6%
                                                  ------------              -----------------           --------
Loss before income taxes                              (2,544)                        (2,004)              (540)   -26.9%
Income taxe benefit                                     (141)                             -               (141)
Equity in earnings of equity-method investees            249                            122                127    104.1%
                                                 ------------              -----------------           --------
Net loss                                       $      (2,154)      -3.7% $           (1,882)   -4.3% $    (272)   -14.5%
                                                 ============              =================           ========

OPERATING DATA                                                                   April 2, 2005          March 27, 2004
                                                                           --------------------------  ------------------
Home manufacturing sales:
Floor shipments                                                                       2,824              2,120
Home shipments
  Single section                                                                        266    17.3%       161     14.1%
  Multi section                                                                       1,274    82.7%       979     85.9%
                                                                           -----------------  -------  --------   -------
Total shipments                                                                       1,540   100.0%     1,140    100.0%

Shipments to company owned retail locations                                             (49)   -3.2%       (41)    -3.6%

Wholesale shipments to independent retailers                                          1,491    96.8%     1,099     96.4%
                                                                           =================  =======  ========   =======

Retail sales:
  Single section                                                                         10    27.0%         8     22.9%
  Multi section                                                                          27    73.0%        27     77.1%
                                                                           -----------------  -------  --------   -------
Total sales                                                                              37   100.0%        35    100.0%
                                                                           =================  =======  ========   =======
Cavalier produced homes sold                                                             33    89.2%        32     91.4%
                                                                           =================  =======  ========   =======
Used homes sold                                                                           4    10.8%         3      8.6%
                                                                           =================  =======  ========   =======
Other operating data:

Installment loan purchases                                               $            6,506          $   7,208

Capital expenditures                                                     $              146          $      88

Home manufacturing facilities (operating)                                                 6                  7

Independent exclusive dealer locations                                                  121                122

Company-owned retail locations                                                            4                  3

Quarter ended April 2, 2005 and March 27, 2004

Revenue
Revenue for the first quarter of 2005 totaled $57,678, increasing $13,424, or 30.3%, from 2004's first quarter revenue of $44,254.

Home manufacturing net sales accounted for virtually the entire increase, rising to $55,354. Home manufacturing net sales for the first quarter of 2004 were $42,182. Home shipments increased 35%, with floor shipments increasing by 33%. Cavalier attributes the increase in sales and shipments primarily to customer purchases in advance of announced price increases and an active Company sales promotion. In conjunction with the sales promotion, the Company is offering a rebate for the duration of the promotion that could have as much as a 2% point effect on gross margin through June 2005. Multi-section home shipments, as a percentage of total shipments, were 82.7% in the first quarter of 2005 as compared to 85.9% in 2004. Of these shipments, 72.0% in 2005 and 55.3% in 2004 were to exclusive dealers. Actual shipments of homes for the first quarter of 2005 were 1,540 versus 1,140 in 2004.

Inventory of the Company's product at all retail locations, including company-owned retail sales centers, increased to approximately $101,000 at April 2, 2005 from $97,000 a year ago. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment remained constant at $513 for the first quarter of 2005 compared to $542 in 2004. During the first quarter of 2005, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $6,890 and sold installment contracts totaling $5,731. In the same period of 2004, CIS purchased contracts of $7,208 and sold installment contracts totaling $6,672. CIS does not retain the servicing function and does not earn the interest income on these re-sold loans.

Revenue from the retail segment was $1,811 for the first quarter of 2005 compared to $1,530 for 2004, an increase of $281 due primarily to the sales of the remaining lots in a South Carolina subdivision in 2005.

Gross Profit
Gross profit was $8,323, or 14.4% of total revenue, for the first quarter of 2005, versus $7,592, or 17.2%, in 2004. The $731 increase in gross profit is primarily the result of higher sales volume in the first quarter of 2005 compared to 2004. However, gross margin has also been negatively impacted by (1) price increases in substantially all raw materials (certain prices continue to increase and show no signs of stabilization), (2) overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices), and (3) production inefficiencies associated with the recent closure of the Company's plant in Fort Worth, Texas.

Selling, General and Administrative
Selling, general and administrative expenses during the first quarter of 2005 were $9,849, or 17.1% of total revenue, compared to $9,377 or 21.2% in 2004. Selling, general and administrative expenses included a $420 increase in advertising and promotion costs, including sales, salaries, and commission costs and a $131 increase in losses on the Company's installment loan portfolio, including homes repossessed, in the first quarter of 2005 compared to the same period in 2004, somewhat offset by a $336 decrease in the provision for the reserve for repurchase commitments.

Impairment and Other Related Charges
During the first quarter of 2005, the Company recorded impairment and other related charges of $923 ($923 after tax or $0.05 per diluted share) related to the closing of a home manufacturing facility. The total charge consisted of $143 associated with writedowns for property, plant and equipment and charges for involuntary termination benefits of $780. There were no such charges in the comparable 2004 period.

Operating Loss
Operating loss for the quarter was $2,449 compared to a loss of $1,785 in the first quarter of 2004. Segment operating results were as follows: (1) Home manufacturing operating loss, before intercompany eliminations, was $664 in the first quarter of 2005 as compared to a loss of $606 in 2004. The increased home manufacturing operating loss is primarily due to higher selling, general and administrative expenses and the impairment and other related charges mentioned above partially offset by improved gross profit due to higher sales volume. (2) Financial services operating loss was $215 in the first quarter of 2005 as compared to income of $82 in 2004 due primarily to an increase in losses on the Company's installment loan portfolio, including homes repossessed. (3) The retail segment's operating income was $28 in the first quarter of 2005, an increase from a loss of $14 in 2004 primarily due to improved sales as discussed above. (4) General corporate operating expense, which is not identifiable to a specific segment, increased from $1,199 in the first quarter of 2004 to $1,354 in 2005 primarily due to increases in salary and incentive compensation expenses.

Other Income (Expense)
Interest expense remained consistent primarily due to interest charges on lower debt amounts outstanding on Industrial Development Revenue Bonds offset by interest charges on amounts outstanding under the retail floor plan agreement in 2005 of which no amounts were outstanding in 2004.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net increased $112 due to higher interest income rates earned in 2005 on invested funds.

Loss before Income Taxes
The Company's pre-tax loss for the first quarter was $2,544 compared to a pre-tax loss of $2,004 in the first quarter of 2004, a decrease of $550 which is due to the factors discussed above under gross profit, selling, general and administrative expenses, and impairment and other related charges.

Income Taxes
During the first quarter of 2005, the Company recorded an income tax benefit of $9 for state income taxes receivable for certain subsidiaries and recognized an income tax benefit of $132 representing settlement of prior year state tax matters. The Company did not record any federal income tax benefit for net operating losses in the first quarter of 2005 and 2004 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109 Accounting for Income Taxes.

Equity in Earnings of Equity-Method Investees
The Company's equity in earnings of equity-method investees was $249 for the first quarter of 2005 compared to $122 in 2004. The overall increase was due primarily to the improved operations at one of the Company's equity-method investees.

Net Loss
The net loss for the first quarter of 2005 was $2,154 or $0.12 per diluted share compared with a net loss in the prior-year period of $1,882 or $0.11 per diluted share.

Liquidity and Capital Resources

                                                                        Balances as of
                                                           -------------------------------------------
(dollars in thousands)                                     April 2, 2005          December 31, 2004
                                                           ---------------      ----------------------
Cash, cash equivalents & certificates of deposit         $         19,542     $                31,674
Working capital                                          $         11,413     $                12,967
Current ratio                                                    1.2 to 1                    1.3 to 1
Long-term debt                                           $          8,651     $                11,400
Ratio of long-term debt to equity                                0.2 to 1                    0.3 to 1
Installment loan portfolio                               $          8,984     $                 8,839


Operating activities used net cash of $12,454 during the first quarter of 2005 due primarily to increased levels of accounts receivable and inventory.

A portion of the increase in accounts receivable and reduction in cash and cash equivalents from December 31, 2004 to April 2, 2005 is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables, resulting in higher year end cash balances. Additionally, at the end of the first quarter of 2005, the Company had an outstanding receivable under the FEMA contract of $1,480, of which the majority was collected in April 2005.

Additionally, the Company's inventory levels, taking into account the number of operating facilities, are historically lower at year end during the idle period and return to normal levels at the end of the first quarter of the year.

The Company's capital expenditures were $146 for the quarter ended April 2, 2005, as compared to $88 for the comparable period of 2004. Capital expenditures during these periods included normal property, plant and equipment additions and replacements.

In the second quarter of 2005, the Company, based on an executed contract, expects to complete the sale of certain assets including real property of the closed Fort Worth, Texas facility for approximately $2,800 and has sold a previously idled retail location in April 2005 for around $300. In accordance with the terms of the Company's credit facility, a portion (approximately $2,400) of the proceeds from these sales will be used to pay down the real estate term loan.

The decrease in long-term debt was due to scheduled principal payments of $499.

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

                Tangible Net Worth                         Credit Facility
                      ("TNW")                                  Available
                -------------------------            ---------------------------
                Above $50,000                         30% of TNW
                $50,000 - $38,000                     $15,000
                $38,000 - $23,000                     $15,000 to zero (dollar
                                                      for dollar reduction)

At April 2, 2005, $8,891 under the revolving line of credit was available after deducting letters of credit of $6,109. The Company did not have any amounts outstanding under the revolving line of credit at April 2, 2005, and December 31, 2004. The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

                Tangible Net Worth
                       ("TNW")                               Interest Rate
                -------------------------            ---------------------------
                Above $77,000                        Prime less 0.50%
                $77,000 - $65,000                    Prime
                $65,000 - $58,000                    Prime plus 0.25%
                $58,000 - $38,000                    Prime plus 1.00%
                Below $38,000                        Prime plus 2.00%

The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $6,765 and $6,857 was outstanding at April 2, 2005 and December 31, 2004, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.35 to 1 commencing with the year ending December 31, 2005 and 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least
1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At April 2, 2005, the Company was in compliance with its debt covenants.

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

Off-Balance Sheet Arrangements
The Company's material off-balance sheet arrangements consist of repurchase obligations, guarantees and letters of credit. Each of these arrangements is discussed in Notes 7 and 8 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies
In our Annual Report on Form 10-K for the period ended December 31, 2004, under the heading "Critical Accounting Policies," we have provided a list of accounting policies that we believe are most important to the portrayal of our financial condition and results of operations that require our most difficult, complex or subjective judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.

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

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consisted of fixed rate contracts with interest rates generally ranging from 7.0% to 15.0% and an average original term of 270 months at April 2, 2005. The Company estimated the fair value of its installment contracts receivable at $8,387 using discounted cash flows and interest rates offered by CIS on similar contracts at April 2, 2005.

The Company has one industrial development revenue bond issue and a revolving line of credit (of which no amounts were outstanding at April 2, 2005) that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. The Company estimated the fair value of its debt instruments at $12,353 using rates at which the Company believes it could have obtained similar borrowings at April 2, 2005.

Item 4:  Controls and Procedures
As described in the Explanatory Note preceding Item 9A, "Controls and Procedures" in the Company's Form 10-K/A (the "Form 10-K/A"), filed by the Company with the Commission on May 2, 2005, the Company amended its Annual Report on Form 10-K for the period ended December 31, 2004, filed March 31, 2005, to include Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm required in Item 9A, "Controls and Procedures" on Form 10-K. Based on the evaluation conducted by management of the Company as set forth in Item 9A of the Form 10-K/A, the Company's chief executive officer and chief financial officer concluded that, as of December 31, 2004, the disclosure controls and procedures of the Company were not effective due to the material weakness discussed in the Form 10-K/A. As discussed below, management of the Company has concluded that the material weakness identified in its Form 10-K/A for the period ended December 31, 2004 also exists as of April 2, 2005 which is the end of the period covered by this report.

Evaluation of Disclosure Controls and Procedures
The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures in this report, as well as to safeguard assets from unauthorized use or disposition. Management of the Company, under the supervision of and with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of April 2, 2005. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of April 2, 2005, which is the end of the period covered by this report, the disclosure controls and procedures of the Company were not effective due to the material weakness discussed below.

Changes in Internal Controls Over Financial Reporting
Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of April 2, 2005, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. In completing its assessment, management identified the following material weakness in the design of internal control: the Company had a limited number of personnel within its accounting function to identify, research, review and conclude on non-routine or complex accounting matters. As a result of this material weakness, management has concluded that, as of April 2, 2005, internal control over financial reporting was not effective based on the COSO Framework.

Specific initiatives with respect to our disclosure controls and procedures have been and/or will be undertaken to address the material weakness described below and include the following:

        (1)      Employ additional staff

        (2)      Train staff on the application of accounting pronouncements

        (3) Engage outside professional accounting services on an as needed basis to assist in accounting for non-routine or complex accounting matters

In March 2005, the Company's Nashville manufacturing facility converted from its legacy system to SAP for its Enterprise Resource Planning ("ERP") software. This facility was the final home manufacturing location to convert to SAP, the Company's primary ERP system. In performing the conversion, the Company adopted the controls and procedures in place at its other facilities had previously converted to SAP.

Except as described above, there has been no significant change in the Company's internal control over financial reporting that has occurred since December 31, 2004, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials we release to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause our actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
o        the severe and continuing downturn in the manufactured housing industry;
o        limitations in Cavalier's ability to pursue its business strategy;
o changes in demographic trends, consumer preferences and Cavalier's business strategy;
o        changes  and  volatility  in  interest  rates and the  availability of capital;
o        changes  in  the  availability of retail (consumer) financing;
o        changes  in  the  availability  of wholesale (dealer) financing;
o        changes in level of industry retail inventories;
o        the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other key personnel;
o        competition;
o        contingent repurchase and guaranty obligations;
o        uncertainties regarding Cavalier's retail financing activities;
o        the potential unavailability and price increases for raw materials;
o        the potential unavailability of manufactured housing sites;
o        regulatory constraints;
o        the potential for additional warranty claims;
o        litigation;
o        the potential volatility in our stock price, and
o the material weakness in the design of internal disclosure controls and procedures which resulted in the conclusion of the chief executive officer and the chief financial officer that such controls and procedures were not effective.

Any or all of our forward-looking statements in this report, in the 2004 Annual Report to Stockholders, in our Annual Report on Form 10-K for the year ended December 31, 2004 and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, in our Annual Report on Form 10-K for the period ending December 31, 2004, under the heading "Risk Factors," we have provided a discussion of factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect Cavalier. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under the heading "Item 3 - Legal Proceedings." The description of legal proceedings in the Company's Form 10-K remains unchanged.

Item 6:  Exhibits

The exhibits required to be filed with this report are listed below.

          (11) Statement re: Computation of Net Income (Loss) per Common Share

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

Date: May 12, 2005                       /s/ David A. Roberson
                                         -----------------------------
                                         David A. Roberson - President
                                         and Chief Executive Officer

Date: May 12, 2005                       /s/ Michael R. Murphy
                                         ----------------------------------
                                         Michael R. Murphy -
                                         Chief Financial Officer (Principal
                                         Financial and Accounting Officer)

                                     PART II. - EXHIBIT 11
                              CAVALIER HOMES, INC. AND SUBSIDIARIES
                        COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE

                                                                                           Quarter Ended
                                                                                ------------------------------------
                                                                                   April 2,             March 27,
                                                                                    2005                  2004
                                                                                --------------       ---------------
   Net loss                                                                $       (2,154,000)   $       (1,882,000)
                                                                                ==============       ===============

 SHARES:
   Weighted average common shares - basic                                          18,030,629            17,701,299
   Dilutive effect if stock options and warrants were exercised                             -                     -
                                                                                --------------       ---------------
   Weighted average common shares - diluted                                        18,030,629            17,701,299
                                                                                ==============       ===============
   Basic and diluted loss  per share:
   Basic: Net loss                                                         $            (0.12)   $            (0.11)
                                                                                ==============       ===============
   Diluted: Net loss                                                       $            (0.12)   $            (0.11)
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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d-15(f)) for the registrant and we have:

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

                    b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America;

                    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 12, 2005                        /s/ David A. Roberson
                                          -------------------------------------
                                          David A. Roberson
                                          President and Chief Executive Officer

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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d-15(f)) for the registrant and we have:

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

                    b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America;

                    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: May 12, 2005                                 /s/ Michael R. Murphy
                                                   ---------------------
                                                   Michael R. Murphy
                                                   Chief Financial Officer

                                  EXHIBIT 32(a)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended April 2, 2005 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 12, 2005                        By:      /s/ David A. Roberson
                                           -------------------------------------
                                           David A. Roberson
                                           President and Chief Executive Officer


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

                                  EXHIBIT 32(b)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended April 2, 2005 ("Report"), the undersigned certifies that:

1.       The Report fully complies with the requirements of Section 13(a) or 15
         (d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  May 12, 2005                               By:      /s/ Michael R. Murphy
                                                  ------------------------------
                                                  Michael R. Murphy
                                                  Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Cavalier Homes, Inc. and will be retained by Cavalier Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.