Form 10-Q
period 2005-08-06
CAVALIER HOMES INC
filed 2005-08-11
CIK 789863

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-Q
                                    ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 2, 2005


                                                         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ---------------    --------------------


                          Commission File Number 1-9792

                               Cavalier Homes, Inc.
                               ---------------------
                    (Exact name of registrant as specified in its charter)


                Delaware                               63-0949734
             -------------                            -----------

             (State or other jurisdicdiction of       (IRS Employer
              incorporation or organization)           Identification No.)


                 32 Wilson Boulevard 100, Addison, Alabama 35540
                --------------------------------------------------
               (Address of principal executive offices) (Zip Code)


                                 (256) 747-9800
                                 ---------------
              (Registrant's telephone number, including area code)



(Former name, former address and former fiscal year,if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes  X     No
    ----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

                Class                     Outstanding at August 11, 2005
      -----------------------------       -------------------------------
      Common Stock, $0.10 Par Value            18,038,429 Shares


                          CAVALIER HOMES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------

                                                               July 2,       December 31,
 ASSETS                                                         2005            2004
                                                             ------------    ------------
                                                                     (Unaudited)
 CURRENT ASSETS:
      Cash and cash equivalents                            $      19,033   $      31,674
      Accounts receivable, less allowance for losses of
          $50 (2005) and $85 (2004)                                9,699           4,279
      Notes and installment contracts receivable - current,
          including held for resale $5,599 (2005)
          and $2,011 (2004)                                        5,685           2,086
      Inventories                                                 19,793          14,909
      Deferred income taxes                                          415             415
      Other                                                        1,737             852
                                                             ------------    ------------
             Total current assets                                 56,362          54,215
                                                             ------------    ------------
 PROPERTY, PLANT AND EQUIPMENT (Net)                              29,707          33,745
                                                             ------------    ------------
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $902 (2005)
     and $953 (2004)                                               5,821           5,801
                                                             ------------    ------------
 OTHER ASSETS                                                      4,427           4,469
                                                             ------------    ------------
 TOTAL                                                     $      96,317   $      98,230
                                                             ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Current portion of long-term debt                    $       1,480   $       1,705
      Note payable under retail floor plan agreement               2,368           1,071
      Accounts payable                                             5,394           4,295
      Amounts payable under dealer incentive programs              4,809           4,252
      Accrued compensation and related withholdings                3,457           3,754
      Accrued insurance                                            7,162           6,609
      Estimated warranties                                        13,300          13,255
      Reserve for repurchase commitments                           1,790           2,052
      Other                                                        4,089           4,255
                                                             ------------    ------------
           Total current liabilities                              43,849          41,248
                                                             ------------    ------------
 DEFERRED INCOME TAXES                                               415             415
                                                             ------------    ------------
 LONG-TERM DEBT                                                    7,995          11,400
                                                             ------------    ------------


 COMMITMENTS AND CONTINGENCIES (NOTE 8)

 STOCKHOLDERS' EQUITY:
      Series A Junior Participating Preferred Stock,
        $0.01 par value; 200,000 shares authorized,
        none issued                                                    -               -
      Preferred Stock, $0.01 par value; 300,000 shares
        authorized, none issued                                        -               -
     Common stock, $0.10 par value; 50,000,000 shares
        authorized, 19,055,729 (2005) and 18,992,574
        (2004) shares issued                                       1,906           1,899
      Additional paid-in capital                                  57,130          56,861
      Accumulated deficit                                        (10,877)         (9,492)
      Treasury stock, at cost; 1,017,300 (2005 and 2004) shares   (4,101)         (4,101)
                                                             ------------    ------------
          Total stockholders' equity                              44,058          45,167
                                                             ------------    ------------
 TOTAL                                                     $      96,317   $      98,230
                                                             ============    ============

 See notes to condensed consolidated financial statements.


                          CAVALIER HOMES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------


                                                                        Quarter Ended
                                                                 -----------------------------
                                                                         (Unaudited)
                                                                   July 2,         June 26,
                                                                     2005            2004
                                                                 -------------   -------------
 REVENUE                                                       $       59,290  $       53,867
                                                                 -------------   -------------
 COST OF SALES                                                         49,950          45,148
 SELLING, GENERAL AND ADMINISTRATIVE                                    8,340           9,279
 IMPAIRMENT AND OTHER RELATED CHARGES                                      98               -
                                                                 -------------   -------------
                                                                       58,388          54,427
                                                                 -------------   -------------
 OPERATING INCOME (LOSS)                                                  902            (560)
                                                                 -------------   -------------

 OTHER INCOME (EXPENSE):
     Interest expense                                                    (290)           (311)
     Other, net                                                            94              32
                                                                 -------------   -------------
                                                                         (196)           (279)
                                                                 -------------   -------------
 INCOME (LOSS) BEFORE INCOME TAXES                                        706            (839)
 INCOME TAX PROVISION                                                      56               9
 EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES                            119             249
                                                                 -------------   -------------
 NET INCOME (LOSS)                                             $          769  $         (599)
                                                                 =============   =============

 BASIC AND DILUTED INCOME (LOSS) PER SHARE:

  NET INCOME (LOSS)                                            $         0.04  $        (0.03)
                                                                 =============   =============
 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                       18,036,429      17,894,513
                                                                 =============   =============
 WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                     18,229,194      17,894,513
                                                                 =============   =============

                                                                      Year-to-Date Ended
                                                                 -----------------------------

                                                                          (Unaudited)
                                                                   July 2,         June 26,
                                                                     2005            2004
                                                                 -------------   -------------
 REVENUE                                                       $      116,968  $       98,121
                                                                 -------------   -------------
 COST OF SALES                                                         99,305          81,810
 SELLING, GENERAL AND ADMINISTRATIVE                                   18,189          18,656
 IMPAIRMENT AND OTHER RELATED CHARGES                                   1,021               -
                                                                 -------------   -------------
                                                                      118,515         100,466
                                                                 -------------   -------------
 OPERATING LOSS                                                        (1,547)         (2,345)
                                                                 -------------   -------------
 OTHER INCOME (EXPENSE):
     Interest expense                                                    (556)           (589)
     Other, net                                                           265              91
                                                                 -------------   -------------
                                                                         (291)           (498)
                                                                 -------------   -------------
 LOSS BEFORE INCOME TAXES                                              (1,838)         (2,843)
 INCOME TAX PROVISION (BENEFIT)                                           (85)              9
 EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES                            368             371
                                                                 -------------   -------------
 NET LOSS                                                      $       (1,385) $       (2,481)
                                                                 =============   =============
 BASIC AND DILUTED LOSS PER SHARE:
  NET LOSS                                                     $        (0.08) $        (0.14)
                                                                 =============   =============
 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                       18,033,513      17,800,077
                                                                 =============   =============
 WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                     18,033,513      17,800,077
                                                                 =============   =============

 See notes to condensed consolidated financial statements.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            Year-to-Date Ended
                                                                            ----------------------

                                                                            July 2,       June 26,
                                                                             2005           2004
                                                                            -------        -------
 OPERATING ACTIVITIES:                                                            (Unaudited)
   Net loss                                                                $(1,385)  $     (2,481)
   Adjustments to reconcile net loss to net cash
    used in operating activities:
        Depreciation and amortization                                        1,317          1,792
        Provision for (recovery of) credit and accounts receivable
         losses                                                               (763)             4
        Loss (gain) on sale of property, plant and equipment                  (578)            12
        Impairment and other related charges                                 1,021              -
        Other, net                                                            (369)          (371)
        Installment contracts purchased for resale                         (18,346)       (17,077)
        Sale of installment contracts                                       14,448         15,908
        Principal collected on installment contracts purchased for
         resale                                                                 91            112
        Changes in assets and liabilities:
             Accounts receivable                                            (5,424)        (6,369)
             Inventories                                                    (4,884)        (5,777)
             Income taxes                                                       31            (93)
             Accounts payable                                                1,099          1,510
             Other assets and liabilities                                      (80)           190
                                                                            -------        -------
        Net cash used in operating activities                              (13,822)       (12,640)
                                                                            -------        -------

 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                3,537              7
   Capital expenditures                                                       (381)          (290)
   Notes and installment contracts purchased for investment                   (466)          (127)
   Principal collected on notes and installment contracts purchased
    for investment                                                             226            208
   Other investing activities                                                  322            192
                                                                            -------        -------
         Net cash provided by (used in) investing activities                 3,238            (10)
                                                                            -------        -------

 FINANCING ACTIVITIES:
   Net borrowings  on notes payable                                          1,297              -
   Payments on long-term debt                                               (3,630)        (2,790)
   Proceeds from exercise of stock options                                     276            868
                                                                            -------        -------
         Net cash used in financing activities                              (2,057)        (1,922)
                                                                            -------        -------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (12,641)       (14,572)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             31,674         32,393
                                                                            -------        -------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $19,033        $17,821
                                                                            =======        =======

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                           $   581   $        611
        Income taxes                                                       $   (20)  $        102

            See notes to condensed consolidated financial statements.

                     CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
           (Unaudited - dollars in thousands except per share amounts)

1.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
         o The accompanying condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of July 2, 2005, and the results of its operations for the quarter and year-to-date periods ended
             July 2, 2005 and June 26, 2004, and the results of its cash flows for the year-to-date periods ended July 2, 2005 and June 26, 2004. All such adjustments are of a normal, recurring nature.

        o The results of operations for the quarter and year-to-date periods ended July 2, 2005 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K and Form 10-K/A ("collectively the 2004 Annual Report on Form 10-K").

        o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding -basic or weighted average shares outstanding -diluted as detailed below:


                                                                     Quarter Ended                  Year-to-Date Ended
                                                           -------------------------------   -------------------------------

                                                              July 2,         June 26,          July 2,         June 26,
                                                               2005             2004             2005             2004
                                                           --------------   --------------   --------------   --------------
 Weighted average common shares outstanding - basic           18,036,429        17,894,513       18,033,513       17,800,077
 Dilutive effect if stock options were exercised                 192,765                -                -                -
                                                           --------------   --------------   --------------   --------------
 Weighted average common shares outstanding - diluted         18,229,194        17,894,513       18,033,513       17,800,077
                                                           ==============   ==============   ==============   ==============


             All options that would have an antidilutive effect on net income
             (loss) per share were excluded in the computation of diluted net income (loss) per share. All options were excluded, due to their antidilutive effect as a result of the Company's net losses, in the year-to-date periods of 2005 and 2004 and the second quarter of 2004. The maximum antidilutive options for the quarter ended
             July 2, 2005 and June 26, 2004 were 1,346,955 and 2,250,634, respectively. The maximum antidilutive options for the year-to-date ended July 2, 2005 and June 26, 2004 were 2,044,676 and 2,353,712, respectively.

        o    The Company applied Accounting Principles Board Opinion ("APB") 25,
             Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans.
             Accordingly, no compensation expense has been recognized for these plans except where the exercise price was less than fair value on the date of grant. The Company has granted no such options. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting
             Standards ("SFAS") No. 123R, Share-- Based Payment, the Company's net loss and net loss per share would approximate the pro forma amounts below.

                                                                    Quarter Ended                      Year-to-Date Ended
                                                                  -------------------               -------------------------

                                                                  July 2,         June 26,             July 2,     June 26,
                                                                    2005            2004                2005         2004
                                                              -------------       ---------           ---------    ---------
Net income (loss), as reported                              $         $769       $    (599)       $     (1,385)   $  (2,481)
Less:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                            38              20                  76           40
                                                              -------------        ---------          ----------  ----------
   Pro forma                                                 $        $731       $    (619)       $     (1,461)   $  (2,521)
                                                              =============        =========          ===========  =========

Basic and diluted income (loss) per share:
  As reported                                                $        0.04       $   (0.03)       $      (0.08)$  $   (0.14)
  Pro forma                                                  $        0.04       $   (0.03)       $      (0.08)$  $   (0.14)


The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                           Quarter Ended                           Year-to-Date Ended
                                               --------------------------------------     -------------------------------------
                                                         July 2,              June 26,              July 2,             June 26,
                                                          2005                 2004                 2005                 2004
                                               -----------------     ----------------     ----------------     ----------------
Dividend yield                                            0.00%                0.00%                0.00%                0.00%
Expected volatility                                      61.02%               62.51%               61.02%               62.51%
Risk free interest rate                                   3.73%                3.52%                3.73%                3.52%
Expected lives                                        5.0 years            5.0 years            5.0 years            5.0 years


        o In the 2004 Annual Report on Form 10-K, under Note 1 of the consolidated financial statements, the Company has provided a list of accounting policies that it believes are most important to the portrayal of the financial condition and results of operations. In addition to the Summary of Significant Accounting Policies, the following details the Company's policy for recording expenses under the Company's dealer incentive programs.

             Dealer Incentive Programs - Estimated sales incentives, including rebates, payable to the Company's independent retailers are accrued at the time of sale and are recorded as a reduction of revenue.


2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
      In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34. FIN No. 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company adopted FIN No. 45 provisions for new guarantees beginning January 1, 2005, relating to the Company's inventory repurchase agreements with lenders financing its independent dealers(See Note 8).

      In December 2004, the FASB issued SFAS No. 123R which supersedes APB 25. SFAS No. 123R requires the cost of employee services received in exchange for an award of equity instruments be recorded based on fair value on the grant date. The compensation cost will be recognized over the vesting period. In April 2005, the effective date of SFAS No. 123R was postponed until fiscal years beginning after June 15, 2005. The Company is currently assessing the effects of the adoption of this statement on the Company's consolidated financial statements. At July 2, 2005, the Company has no unvested options outstanding.

      In December 2004, the FASB issued Staff Position No. 109-1, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 ("FSP FAS No. 109-1"). FSP FAS No. 109-1 states that the qualified production activities deduction should be accounted for as a special deduction and the special deduction should be considered in measuring deferred taxes when graduated tax rates are a significant factor and assessing whether a valuation allowance is necessary. This deduction is not available to the Company until it has utilized all of its net operating loss carry forwards. The Company's net deferred tax assets are currently fully reserved.

      In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. SFAS No. 151 also requires that the "allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities." Normal capacity is defined as "the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance." This statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the effects of the adoption of this statement on the Company's consolidated financial statements.

      In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 requires that exchange transactions that lack commercial substance be measured based on the recorded amount less impairment and not on the fair values of the exchanged assets. Exchange transactions that lack commercial substance are transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on the Company's consolidated financial statements.

3.    INVENTORIES
      Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at July 2, 2005 and December 31, 2004 were as follows:

                                                July 2,        December 31,
                                                 2005              2004
                                            --------------    --------------

                  Raw materials           $         12,842  $         11,326
                  Work-in-process                      887             1,159
                  Finished goods                     6,064             2,424
                                            --------------    --------------
                  Total inventory         $         19,793  $         14,909
                                            ==============    ==============

4.   IMPAIRMENT AND OTHER RELATED CHARGES
     For any exit or disposal activities initiated after December 31, 2002, the Company has adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. During 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides that a long-lived asset or asset group that is to be sold shall be classified as "held for sale" if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. The Company has idle assets of $8,995 at July 2, 2005 and $10,262 at December 31, 2004 recorded at lower of carrying value or fair value which are comprised primarily of closed home manufacturing facilities which the Company is attempting to sell. Management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as "held and used" and depreciation has continued on these assets.

     In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft. Worth, Texas, which accounted for about 10% of total revenue and 11% of floor shipments in 2004. The Ft. Worth plant employed approximately 150 people each of whom received a severance benefit, which was paid at the date the employees ceased rendering service during the period. At December 31, 2004, the Company estimated that the employee termination costs related to the closing of the Ft. Worth facility would be approximately $800 - $900. The Company has now incurred the total amount of employee termination costs expected to be incurred. The cumulative amount incurred to date is $878 of which $98 ($98 after tax or $0.01 per diluted share) was paid during the second quarter of 2005 and $780 ($780 after tax or $0.04 per diluted share) was paid during the first quarter of 2005. The costs are included in the line item "Impairment and other related charges" in the income statement for the quarter and year-to-date periods ended July 2, 2005. The Company sold the Ft. Worth facility in June 2005 realizing a gain of $439 and does not expect to incur any additional impairment losses relating to the Ft. Worth facility.


5.   INCOME TAXES
     During the second quarter of 2005, the Company recorded an income tax benefit of $5 for state income taxes receivable for certain subsidiaries and recorded an income tax provision of $61 for settlement of prior year federal income taxes payable. Additionally, during the first quarter of 2005, the Company recorded an income tax benefit of $9 for state income taxes receivable for certain subsidiaries and recognized an income tax benefit of $132 representing settlement of prior year state tax matters. The Company did not record any federal income tax benefit for net operating losses in the year-to-date periods of 2005 and 2004 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109 Accounting for Income Taxes. The Company did not record an income tax provision for second quarter of 2005 earnings due to the availability of net operating loss carryforwards.

6.   PRODUCT WARRANTIES
     The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company has provided a liability of $13,300 at July 2, 2005 and $13,255 at December 31, 2004 for estimated future warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends. Activity in the liability for product warranty was as follows:


                                                                  Quarter Ended                       Year-to-Date Ended
                                                       --------------------------------    --------------------------------
                                                              July 2,          June 26,           July 2,          June 26,
                                                              2005              2004              2005              2004
                                                       --------------    --------------    --------------    --------------
Balance, beginning of period                            $     13,352   $        13,000  $         13,255  $         13,475
Provision  for warranties issued in the current period         3,591             3,443             7,276             6,322
Adjustments for warranties issued in prior periods               (84)              123              (125)              235
Payments                                                      (3,559)           (3,866)           (7,106)           (7,332)
                                                       --------------    --------------    --------------    --------------
Balance, end of period                                  $     13,300   $        12,700  $         13,300  $         12,700
                                                       ==============    ==============    ==============    ==============


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
                $38,000 - $23,000             $15,000 to zero (dollar
                                              for dollar reduction)


     At July 2, 2005, $7,991 under the revolving line of credit was available after deducting letters of credit of $7,009. The Company did not have any amounts outstanding under the revolving line of credit at July 2, 2005, and December 31, 2004. The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

                    Tangible Net Worth
                        ("TNW")                    Interest Rate
                ------------------------      -------------------------
                Above $77,000                 Prime less 0.50%
                $77,000 - $65,000             Prime
                $65,000 - $58,000             Prime plus 0.25%
                $58,000 - $38,000             Prime plus 1.00%
                Below $38,000                 Prime plus 2.00

     The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $4,340 and $6,857 was outstanding at July 2, 2005 and December 31, 2004, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

     The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.35 to 1 commencing with the year ending December 31, 2005 and 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, to comply with certain specified restrictions and financial covenants. At July 2, 2005, the Company was in compliance with its debt covenants.

     The Company has $2,368 and $1,071 of notes payable under a retail floor plan agreement at July 2, 2005 and December 31, 2004, respectively. The notes are collateralized by certain Company-owned retail stores' new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

     The Company has $5,135 at July 2, 2005 and $6,248 at December 31, 2004 outstanding under Industrial Development Revenue Bond issues which are collateralized by certain plant facilities and equipment.

8.   COMMITMENTS AND CONTINGENCIES
        o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 - 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. The maximum amount for which the Company is contingently liable under such agreements approximated $71,000 at July 2, 2005. The Company maintains a reserve for estimated losses on repurchase commitments pursuant to SFAS No. 5, Accounting for Contingencies, and a reserve for the estimated fair value of the obligation under its inventory repurchase agreements in accordance with the provisions of FIN No. 45, collectively, of $1,790 at July 2, 2005 and $2,052 at December 31, 2004. The reserve for repurchase commitments is based on prior experience and an evaluation of certain dealers' financial conditions for which default is deemed to be probable and reasonably estimable. Adjustments to the reserve for the estimated fair value of the obligation under inventory repurchase agreements are accounted for as a reduction in revenue and adjustments to the reserve for estimated losses on repurchase commitments are charged to selling, general and administrative expenses. Activity in the reserve for repurchase commitments was as follows:

                                                                Quarter Ended                      Year-to-Date Ended
                                                      ----------------------------------  ----------------------------------
                                                           July 2,          June 26,           July 2,          June 26,
                                                            2005              2004              2005              2004
                                                      ----------------  ----------------  ----------------  ----------------

Balance, beginning of period                        $           1,677   $         2,900    $        2,052   $         3,070
Provision for losses (recoveries) on inventory
  repurchases                                                    (805)              (58)           (1,157)              (74)
Recoveries (payments), net                                        280              (142)              (79)             (296)
Estimated fair value of inventory repurchase
  agreements                                                      638                 -               974                 -
                                                      ----------------  ----------------  ----------------  ----------------
Balance, end of period                              $         $ 1,790   $         2,700    $        1,790   $         2,700
                                                      ================  ================  ================  ================

        o The Company's workers' compensation (prior to February 1, 1999 and after April 1, 2001), product liability and general liability insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. The Company's workers' compensation insurance coverage from February 1999 through March 2001 was provided under a fully insured, large deductible policy and during 2001, the Company's product liability and general liability insurance coverages were converted to a fully insured, large deductible policy. At July 2, 2005, the Company was contingently liable for future retrospective premium adjustments up to a maximum of approximately $21,321 in the event that maximum additional losses are reported related to prior periods. The Company recorded an estimated liability of $5,122 at July 2, 2005 and $5,401 at December 31, 2004 related to these contingent claims.

        o Litigation is subject to uncertainties and the Company cannot predict the probable outcome or the amount of liability of individual litigation matters with any level of assurance. The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability,personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. The Company's liability under some of this litigation is covered in whole or in part by insurance. Anticipated legal fees and other losses, in excess of insurance coverage,associated with these lawsuits are accrued at the time such cases are identified or when additional information is available such that losses are probable and reasonably estimable. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company's results of operations, financial position or liquidity.

        o The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At July 2, 2005, $2,598 of debt was outstanding, of which the Company had guaranteed $1,039.

        o The Company has provided letters of credit totaling $7,009 as of July 2, 2005 to providers of certain of its surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The Company has recorded insurance expense based on anticipated losses related to these policies.

9.   SEGMENT INFORMATION
     The Company's reportable segments are organized around products and services. The Home manufacturing segment is comprised of the Company's four divisions (six home manufacturing plants), which are aggregated for reporting purposes, and its supply companies who sell their products primarily to the manufacturing divisions. Through its Home manufacturing segment, the Company designs and manufactures homes, which are sold in the United States to a network of dealers, which includes Company-owned retail locations. Through its Financial services segment, the Company primarily offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's Retail segment is comprised of Company-owned retail lots that derive their revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expense), equity in earnings of equity-method investees, or income tax provision (benefit).


                                                         Quarter Ended                             Year-to-Date Ended
                                            -----------------------------------------   -----------------------------------------
                                               July 2, 2005         June 26, 2004          July 2, 2005          June 26, 2004
                                            -------------------   -------------------   -------------------    ------------------
Gross revenue:
  Home manufacturing                                  $ 58,488              $ 53,226             $ 115,804             $  96,860
  Financial services                                       781                   679                 1,294                 1,221
  Retail                                                 2,646                 1,962                 4,457                 3,492
                                            -------------------   -------------------   -------------------    ------------------
      Gross revenue                                   $ 61,915              $ 55,867             $ 121,555             $ 101,573
                                            ===================   ===================   ===================    ==================

Intersegment revenue:
  Home manufacturing                                  $ 2,625               $  2,000             $   4,587             $   3,452
  Financial services                                         -                     -                     -                     -
  Retail                                                     -                     -                     -                     -
                                            -------------------   -------------------   -------------------    ------------------
      Intersegment revenue                            $ 2,625               $  2,000             $   4,587             $   3,452
                                            ===================   ===================   ===================    ==================

Revenue from external customers:
  Home manufacturing                                  $ 55,863              $ 51,226             $ 111,217             $  93,408
  Financial services                                       781                   679                 1,294                 1,221
  Retail                                                 2,646                 1,962                 4,457                 3,492
                                            -------------------   -------------------   -------------------    ------------------
      Total revenue                                   $ 59,290              $ 53,867             $ 116,968             $  98,121
                                            ===================   ===================   ===================    ==================

Operating profit (loss):
  Home manufacturing                                  $  2,195              $    610             $   1,531             $       4
  Financial services                                        68                   143                  (147)                  225
  Retail                                                    35                   (15)                   63                   (29)
  Elimination                                              (83)                  (71)                 (327)                 (119)
                                            -------------------   -------------------   -------------------    ------------------
  Segment operating profit                               2,215                   667                 1,120                    81
  General corporate                                     (1,313)               (1,227)               (2,667)               (2,426)
                                            -------------------   -------------------   -------------------    ------------------
      Operating profit (loss)                         $    902              $   (560)            $  (1,547)            $  (2,345)
                                            ===================   ===================   ===================    ==================

                                                                                              July 2,             December 31,
                                                                                               2005                  2004
                                                                                        -------------------    ------------------
Identifiable assets:
  Home manufacturing                                                                             $  68,814             $  60,297
  Financial services                                                                                13,595                13,755
  Retail                                                                                             3,916                 3,296
                                                                                        -------------------    ------------------
  Segment assets                                                                                    86,325                77,348
  General corporate                                                                                  9,992                20,882
                                                                                        -------------------    ------------------
      Total assets                                                                               $  96,317             $  98,230
                                                                                        ===================    ==================



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

Industry/Company Shipments and Market Share
The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were down 60% cumulatively from January 1, 1999 through the six months ended July 2, 2005 as noted in the following table:

                                                                    Floor Shipments
                     ------------------------------------------------------------------------------------------------------------
                                             Nationwide                                       Cavalier's Core 11 States
                     ------------------------------------------------------   ---------------------------------------------------
                                                              Increase                        Increase            Increase
                                      (decrease)             (decrease)                      (decrease)           decrease)
                                      from prior              from prior  Market             from prior          from prior  Market
       Year                Industry      year     Cavalier     year       Share   Industry     year    Cavalier     year     Share
-------------------       ----------  ----------- --------   --------  --------  ---------  --------   --------  --------   -------
              1999          582,498                34,294                 5.9%    284,705               30,070                10.6%
              2000          431,787       -25.9%   18,590     -45.8%      4.3%    199,276    -30.0%     15,941    -47.0%       8.0%
              2001          342,321       -20.7%   21,324      14.7%      6.2%    149,162    -25.1%     17,884     12.2%      12.0%
              2002          304,370       -11.1%   21,703       1.8%      7.1%    124,127    -16.8%     18,039      0.9%      14.5%
              2003          240,180       -21.1%   12,411     -42.8%      5.2%     87,265    -29.7%     10,584    -41.3%      12.1%
              2004          232,824        -3.1%   10,772     -13.2%      4.6%     78,297    -10.3%      8,722    -17.6%      11.1%

Period ending 7/2/2005     116,723                 5,514                 4.7%     49,407                5,108                10.3%

During this industry downturn, the Company's shipments fell in 1999 and 2000 disproportionately to the industry decline which the Company believes was due to its strategy, early in the downturn, of working closely with its dealers to assist them in reducing retail inventories, thereby reducing the risk of failure of dealers distributing Company homes. The years 2001 and 2002 resulted in significant market share gains for the Company due mainly to the Company's aggressive marketing strategies, especially product offerings, which were core to its plan for returning to profitability. The Company believes its reduction in market share in 2003 and 2004 was due to several factors. External causes include an intensely competitive marketplace and a lack of chattel (home only) financing for all homes, especially single-section homes, in the industry. Internally, the Company's momentum was negatively impacted by the consolidation of its sales force and the closing of seven home manufacturing facilities in 2003. During the first half of 2005, the Company's shipments increased 17.3% from the same period in 2004, while industry wide shipments increased 3.3%, with the Company's market share being 4.7%. In the Company's core states, its market share was 10.3% with shipments increasing 27.7% compared to the industry increase of 13.8% in those states. Periodically, the Company reviews the composition of its sales by state and redefines the states included in its core states calculation. Because the Company has increased shipments into Tennessee and Florida, the Company redefined the composition of its core states calculation to include Tennessee for the second quarter of 2005 and Florida for the first quarter of 2005. As of July 2, 2005, the Company's core states consisted of North Carolina, Louisiana, Alabama, Georgia, South Carolina, Arkansas, Tennessee, Oklahoma, Florida, Mississippi, and Missouri. The Company believes its product is competitive in the market place with broad product offerings on price points as well as enhanced features and a line of modular homes.

Industry Finance Environment
A major factor contributing to the manufactured housing industry growth in the 1990s was the relaxation of credit standards due to intense competition, which ultimately resulted in a change in the financing approach in the industry due to underperforming manufactured housing loans. Throughout the past six years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single-section products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is greater. The anticipated infusion of new and competitive lending capacity, which the Company believes is essential to support demand at higher levels, has not materialized. Until there is substantial entry of finance resources to the manufactured housing market, the Company believes a meaningful expansion for the industry will be delayed. In April 2005, General Electric's commercial finance unit announced it had agreed to purchase the majority of Bombardier Capital, Inc.'s inventory financing unit, which includes manufactured housing floor plan lending. As of July 2, 2005, the Bombardier floor plan financing represents about 20% of financing for Cavalier's product on dealer's lots, and the Company does not expect the purchase of Bombardier's floor plan to have a material effect on Cavalier's dealers' ability to finance its product.

Raw Materials Cost and Gross Margin
The Company's gross margin has been negatively impacted by (1) price increases in substantially all raw materials (certain prices continue to increase) and (2) overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices). While the Company seeks to offset rising costs through increasing its selling prices, sudden increases in raw material costs, coupled with dealers' order backlogs, can affect the timing and ability of the Company to pass on its cost increases. The Company is uncertain at this time as to the impact the extent and duration of the increased costs will have on the Company's future revenue and earnings.


Capacity and Overhead Cost
In response to the continued weakening of industry market conditions, the Company announced its decision to close six manufacturing facilities in the fourth quarter of 2002, one in July 2003, and one in February 2005. These facilities were located in Conway, Arkansas (2), Graham, Texas, Cordele, Georgia, Belmont, Mississippi, Haleyville, Alabama, Shippenville, Pennsylvania, and Ft. Worth, Texas, and collectively employed approximately 1,250 people. The Company generally has been able to service the customers from these plants (with the exception of the Pennsylvania plant) from one or more of the Company's current operating plants. The remaining plants also handle dealer sales and customer service for the Company's homes. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 70% since December 31, 1998. The Company is continuing to evaluate its options regarding capacity, cost and overhead expense, the need for further plant, retail and other consolidations, reductions, idling and closings and methods designed to address the Company's financial performance in light of current and developing market and business conditions. The Company can give no assurance as to which one or more of these options, if any, it may ultimately adopt, and, if adopted, whether and to what extent these actions will have an effect on the financial condition and results of operations of the Company.

Outlook
For 2005, the Company expects the market will likely remain sluggish for some time. The industry downturn has reduced excess dealer inventory to the point that an increase in demand will likely translate more directly into new orders. Meanwhile, the market for repossessed homes appears to be firming in both price and quantity. However, the anticipated infusion of new and competitive lending capacity, which the Company believes is essential to support demand at higher levels, has not materialized. Until there is substantial entry of finance resources to the manufactured housing market, the Company believes a meaningful expansion for the industry will be delayed. The Company believes the steps taken to reduce its costs and lower its breakeven point will position it to continue with profitable operations in the later half of 2005 and strengthen its competitive position in the marketplace going forward. However, the Company is uncertain at this time as to the impact the extent and duration of the general economic conditions and adverse industry conditions will have on the Company's future revenue and earnings. While the Company currently expects the results of operations for the third quarter of 2005 to be a modest profit, changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and extended commodity price increases could affect the results of operations of the Company.

        Results of Operations
        The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:


                                                                   Quarter Ended
                                            ------------------------------------------------
STATEMENT OF OPERATIONS DATA                 July 2, 2005           June 26, 2004           Difference
                                            ---------------       ----------------       ---------------
Revenue:
  Home manufacturing net sales           $  55,863               $ 51,226                $ 4,637       9.1%
  Financial services                           781                    679                    102      15.0%
  Retail                                     2,646                  1,962                    684      34.9%
                                            ------                 -------                -------
Total revenue                               59,290    100.0%       53,867     100.0%       5,423      10.1%
Cost of sales                               49,950     84.2%       45,148      83.8%       4,802      10.6%
                                            ------ -------- ------- -------- -------      -------
     Gross profit                            9,340     15.8%        8,719      16.2%         621       7.1%
                                            ------ -------- ------- -------- -------      -------
Selling, general and administrative          8,340     14.1%        9,279      17.2%        (939)    -10.1%
Impairment and other related charges            98      0.2%           -        0.0%          98
                                            ------ -------- ------- -------- -------      -------
Operating profit (loss)                        902      1.5%         (560)     -1.0%       1,462        N/A
                                            ------ -------- ------- -------- -------      -------
Other income (expense):
   Interest expense                           (290)    -0.5%         (311)     -0.6%          21       6.8%
   Other, net                                   94      0.2%           32       0.1%          62     193.8%
                                            ------                  -------                -------
                                              (196)                  (279)                    83      29.7%
                                            ------                  -------                -------
Income (loss) before income taxes              706                   (839)                 1,545        N/A
Income tax  provision                           56                      9                     47
Equity in earnings of equity-method
 investees                                     119                    249                   (130)    -52.2%
                                            ------                  -------                -------
Net income (loss)                        $     769      1.3%     $   (599)     -1.1%     $ 1,368        N/A
                                            ======                  =======                =======


                                                          Year-to-Date Ended
                                            ------------------------------------------------
STATEMENT OF OPERATIONS DATA                 July 2, 2005           June 26, 2004           Difference
                                            ---------------       ----------------       ---------------
Revenue:
  Home manufacturing net sales           $ 111,217               $ 93,408                $17,809      19.1%
  Financial services                         1,294                  1,221                     73       6.0%
  Retail                                     4,457                  3,492                    965      27.6%
                                            ------                -------                 -------
Total revenue                              116,968    100.0%       98,121     100.0%      18,847      19.2%
Cost of sales                               99,305     84.9%       81,810      83.4%      17,495      21.4%
                                            ------   --------     -------    --------     -------
     Gross profit                           17,663     15.1%       16,311      16.6%       1,352       8.3%
                                            ------   --------     -------    --------     -------
Selling, general and administrative         18,189     15.6%       18,656      19.0%         467)     -2.5%
Impairment and other related charges         1,021      0.9%           -        0.0        1,021
                                            ------  --------      -------    --------     -------
Operating loss                              (1,547)    -1.3        (2,345)     -2.0          798      34.0%
                                            ------   --------     -------    --------     -------
Other income (expense):
   Interest expense                           (556)    -0.5%         (589)     -0.6%          33       5.6%
   Other, net                                   26      0.2%           91       0.1%         174     191.2%
                                            ------                 -------                -------
                                              (291)                  (498)                   207      41.6%
                                            ------                 -------                -------
Loss before income taxes                    (1,838)                (2,843)                 1,005      35.3%
Income tax  provision (benefit)                (85)                     9                    (94)
Equity in earnings of equity-method
 investees                                     368                    371                     (3)     -0.8%
                                            ------                 -------                 -------
Net loss                                    (1,385)    -1.2%     $ (2,481)     -2.0%     $ 1,096      44.2%
                                            ======                  =======                =======



                                                                     Quarter Ended
OPERATING DATA                                               July 2, 2005    June 26, 2004
                                                            ---------------- ---------------
Home manufacturing sales:
Floor shipments                                              2,690            2,579
Home shipments
  Single section                                               206    14.4%     212    15.3%
  Multi section                                              1,229    85.6%   1,172    84.7%
                                                            ------- -------- -------  ------
Total shipments                                              1,435   100.0%   1,384   100.0%
Shipments to company owned retail locations                    (68)   -4.7%     (47)   -3.4%
Wholesale shipments to independent retailers                 1,367    95.3%   1,337    96.6%
                                                            ======= ======== =======  ======
Retail sales:
  Single section                                                21    33.9%      16    31.4%
  Multi section                                                 41    66.1%      35    68.6%
                                                            ------- -------- -------  ------
 Total sales                                                    62   100.0%      51   100.0%
                                                            ======= ======== =======  ======
 Cavalier produced homes sold                                   58    93.5%      43    84.3%
                                                            ======= ======== =======  ======
 Used homes sold                                                 4     6.5%       8    15.7%
                                                            ======= ======== =======  ======

Other operating data:

Installment loan purchases                             $    12,179      $    10,291

Capital expenditures                                   $       235      $       202

Home manufacturing facilities (operating)                        6                7

Independent exclusive dealer locations                         119              123

Company-owned retail locations                                   4                3


                                                                  Year-to-Date Ended
OPERATING DATA                                               July 2, 2005    June 26, 2004
                                                            ---------------- ---------------
Home manufacturing sales:
Floor shipments                                              5,514            4,699
Home shipments
  Single section                                               472    15.9%     373   14.8%
  Multi section                                              2,503    84.1%   2,151   85.2%
                                                            ------- -------- -------  ------
Total shipments                                              2,975   100.0%   2,524  100.0%
Shipments to company owned retail locations                   (117)   -3.9%     (88)  -3.5%
Wholesale shipments to independent retailers                 2,858    96.1%   2,436   96.5%
                                                            ======= ======== =======  ======
Retail sales:
  Single section                                                31    31.3%      24   27.9%
  Multi section                                                 68    68.7%      62   72.1%
                                                            ------- -------- -------  ------
Total sales                                                     99   100.0%      86  100.0%
                                                            ======= ======== =======  ======
Cavalier produced homes sold                                    91    91.9%      75   87.2%
                                                            ======= ======== =======  ======
Used homes sold                                                  8     8.1%      11   12.8%
                                                            ======= ======== =======  ======

Other operating data:

Installment loan purchases                             $    18,774        $  17,166

Capital expenditures                                   $       381        $     290

Home manufacturing facilities (operating)                        6                7

Independent exclusive dealer locations                         119              123

Company-owned retail locations                                   4                3

Quarter ended July 2, 2005 and June 26, 2004

Revenue
Revenue for the second quarter of 2005 totaled $59,290, increasing $5,423, or 10.1%, from 2004's second quarter revenue of $53,867.

Home manufacturing net sales accounted for virtually the entire increase, rising to $55,863. Home manufacturing net sales for the second quarter of 2004 were $51,226. Home shipments increased 3.7%, with floor shipments increasing by 4.3%. Cavalier attributes the increase in net sales to sales price increases that were results of increases in raw materials costs as discussed above. Cavalier attributes the increase in shipments primarily to aggressive marketing efforts by the Company, including a special dealer incentive program. Multi-section home shipments, as a percentage of total shipments, were 85.6% in the second quarter of 2005 as compared to 84.7% in 2004. Of these shipments, 70.3% in 2005 and 56.6% in 2004 were to exclusive dealers. Actual shipments of homes for the second quarter of 2005 were 1,435 versus 1,384 in 2004.

In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft. Worth, Texas, which accounted for about 10% of total revenue and 11% of floor shipments in 2004. Cavalier hopes to retain around 25% of the sales base from its Ft. Worth facility through continued shipments from its other manufacturing facilities.

Inventory of the Company's product at all retail locations, including Company-owned retail sales centers, decreased to approximately $96,000 at July 2, 2005 from $98,000 a year ago. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment increased 15% to $781 for the second quarter of 2005 compared to $679 in 2004. During the second quarter of 2005, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $12,179 and sold installment contracts totaling $8,507. In the same period of 2004, CIS purchased contracts of $10,291 and sold installment contracts totaling $9,236. CIS does not retain the servicing function and does not earn the interest income on these re-sold loans. The increase in the installment loan portfolio at July 2, 2005 is primarily due to a higher volume of land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at July 2, 2005, is $4,378 of land/home loans, as compared to $952 at June 26, 2004, of which $2,671 have been sold subsequent to the end of the quarter through August 5, 2005.

Revenue from the retail segment was $2,646 for the second quarter of 2005 compared to $1,962 for 2004, an increase of $684 due primarily to sales at the North Carolina retail location that was opened in October 2004.

Gross Profit
Gross profit was $9,340, or 15.8% of total revenue, for the second quarter of 2005, versus $8,719, or 16.2%, in 2004. The $621 increase in gross profit is primarily the result of higher sales volume in the second quarter of 2005 compared to 2004. Gross margin has been negatively impacted by (1) price increases in substantially all raw materials (certain prices continue to increase), and (2) overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices). In conjunction with a special dealer incentive program, the Company incurred costs which reduced gross margin about 0.8% for second quarter of 2005.

Selling, General and Administrative
Selling, general and administrative expenses during the second quarter of 2005 were $8,340, or 14.1% of total revenue, compared to $9,279 or 17.2% in 2004, a decrease of $939. Selling, general and administrative expenses included a $305 increase in salaries and incentive compensation, and a $231 increase in accounting and auditing fees associated with compliance efforts under Section 404 of the Sarbanes-Oxley Act of 2002. These increases were offset by a $747 decrease in the provision for the reserve for repurchase commitments, and an increased gain on sales of property, primarily in Ft. Worth, Texas, of $569.

Impairment and Other Related Charges
In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft. Worth, Texas. The Ft. Worth plant employed approximately 150 people each of whom received a severance benefit, which was paid at the date the employees ceased rendering service during the period. During the second quarter of 2005, the Company recorded impairment and other related charges of $98 ($98 after tax or $0.01 per diluted share) related to the closing of the Ft. Worth facility for involuntary termination benefits. There were no such charges in the comparable 2004 period. The Company sold the Ft. Worth facility in June 2005 and does not expect to incur any additional impairment losses relating to the Ft. Worth facility.


Operating Profit (Loss)
Operating profit for the quarter was $902 compared to a loss of $560 in the second quarter of 2004. Segment operating results were as follows: (1) Home manufacturing operating profit, before intercompany eliminations, was $2,195 in the second quarter of 2005 as compared to a profit of $610 in 2004. The increased home manufacturing operating profit is primarily due to lower selling, general and administrative expenses and improved gross profit as discussed above. (2) Financial services operating profit was $68 in the second quarter of 2005 as compared to $143 in 2004. (3) The retail segment's operating profit was $35 in the second quarter of 2005, an improvement from a loss of $15 in 2004.
(4) General corporate operating expense, which is not identifiable to a specific segment, increased from $1,227 in the second quarter of 2004 to $1,313 in 2005.

Other Income (Expense)
Interest expense remained consistent primarily due to decreased interest charges on lower debt amounts outstanding on the real estate term loan offset by interest charges on amounts outstanding under the retail floor plan agreement in 2005 of which no amounts were outstanding in 2004.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net increased $62 due to higher interest income rates earned in 2005 on invested funds.

Profit (Loss) before Income Taxes
The Company's pre-tax profit for the second quarter was $706 compared to a pre-tax loss of $839 in the second quarter of 2004, an improvement of $1,544 which primarily is due to the factors discussed above under gross profit and selling, general and administrative expenses.

Income Taxes
During the second quarter of 2005, the Company recorded an income tax benefit of $5 for state income taxes receivable for certain subsidiaries and recorded an income tax provision of $61 for settlement of prior year federal income taxes payable. The Company did not record any federal income tax benefit for net operating losses in the first half of 2005 or 2004 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes. The Company did not record an income tax provision for second quarter of 2005 earnings due to the availability of net operating loss carryforwards.


Equity in Earnings of Equity-Method Investees
The Company's equity in earnings of equity-method investees was $119 for the second quarter of 2005 compared to $249 in 2004. The overall decrease was due primarily to lower earnings of one equity-method investee in 2005 compared to the second quarter of 2004.

Net Income (Loss)
The net income for the second quarter of 2005 was $769 or $0.04 per diluted share compared with a net loss in the prior-year period of $599 or $0.03 per diluted share.

Year-to-date ended July 2, 2005 and June 26, 2004

Revenue
Revenue for the first half of 2005 totaled $116,968, increasing $18,847, or 19.2%, from 2004's first half revenue of $98,121.

Home manufacturing net sales accounted for virtually the entire increase, rising to $111,217. Home manufacturing net sales for the first half of 2004 were $93,408. Home shipments increased 17.9%, with floor shipments increasing by 17.3%. Cavalier attributes the increase in net sales primarily to customer purchases in advance of announced price increases that were the result of increases in raw materials costs as discussed above and the effects of the sales price increases. The Company attributes the increase in shipments primarily to aggressive marketing efforts by the Company, including a special dealer incentive program. Multi-section home shipments, as a percentage of total shipments, were 84.1% in the first half of 2005 as compared to 85.2% in 2004. Of these shipments, 71.0% in 2005 and 56.5% in 2004 were to exclusive dealers. Actual shipments of homes for the first half of 2005 were 2,975 versus 2,524 in 2004.

Inventory of the Company's product at all retail locations, including Company-owned retail sales centers, decreased to approximately $96,000 at July 2, 2005 from $98,000 a year ago. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment increased 6% to $1,294 for the first half of 2005 compared to $1,221 in 2004. During the first half of 2005, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts of $18,774 and sold installment contracts totaling $14,448. In the same period of 2004, CIS purchased contracts of $17,166 and sold installment contracts totaling $15,908. CIS does not retain the servicing function and does not earn the interest income on these re-sold loans. The increase in the installment loan portfolio at July 2, 2005 is primarily due to a higher volume of land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at July 2, 2005, is $4,378 of land/home loans as compared to $952 at June 26, 2004 of which $2,671 have been sold subsequent to the end of the quarter through August 5, 2005.

Revenue from the retail segment was $4,457 for the first half of 2005 compared to $3,492 for 2004, an increase of $965 primarily due to sales at the North Carolina retail location that was opened in October 2004.

Gross Profit
Gross profit was $17,663, or 15.1% of total revenue, for the first half of 2005, versus $16,311, or 16.6%, in 2004. The $1,352 increase in gross profit is primarily the result of higher sales volume in the first half of 2005 compared to 2004. Gross margin has been negatively impacted by (1) price increases in substantially all raw materials (certain prices continue to increase), (2) overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices), and (3) production inefficiencies associated with the recent closure of the Company's plant in Ft. Worth, Texas. In conjunction with a special dealer incentive program, the Company incurred costs which reduced gross margin about 0.6% for 2005.

Selling, General and Administrative
Selling, general and administrative expenses during the first half of 2005 were $18,189, or 15.6% of total revenue, compared to $18,656 or 19.0% in 2004, a decrease of $467. Selling, general and administrative expenses included a $742 increase in salaries and incentive compensation, a $327 increase in advertising and promotion cost, including sales salaries and commissions, and a $392 increase in accounting and auditing fees associated with compliance efforts under Section 404 of the Sarbanes-Oxley Act of 2002. These increases were offset by a $1,071 decrease in the provision for the reserve for repurchase commitments, and an increased gain on sales of property, primarily in Ft. Worth, Texas, of $590.

Impairment and Other Related Charges
During the first half of 2005, the Company recorded impairment and other related charges of $1,021 ($1,021 after tax or $0.06 per diluted share) related to the closing of a home manufacturing facility as noted above. The total charge consisted of $143 associated with writedowns for property, plant and equipment and charges for involuntary termination benefits of $878. There were no such charges in the comparable 2004 period.

Operating Loss
Operating loss for the first half was $1,547 compared to a loss of $2,345 in the first half of 2004. Segment operating results were as follows: (1) Home manufacturing operating profit, before intercompany eliminations, was $1,531 in the first half of 2005 as compared to a profit of $4 in 2004. The increased home manufacturing operating profit is primarily due to lower selling, general and administrative expenses, improved gross profit partially offset by impairment and other related charges mentioned above. (2) Financial services operating loss was $147 in the first half of 2005 as compared to profit of $225 in 2004 in part due to an increase in losses on the Company's installment loan portfolio. (3) The retail segment's operating profit was $63 in the first half of 2005, an improvement from a loss of $29 in 2004 primarily due to improved sales as discussed above. (4) General corporate operating expense, which is not identifiable to a specific segment, increased from $2,426 in the first half of 2004 to $2,667 in 2005 primarily due to an increase in salaries.

Other Income (Expense)
Interest expense remained consistent primarily due to decreased interest charges on lower debt amounts outstanding on Industrial Development Revenue Bonds and the real estate term loan offset by interest charges on amounts outstanding under the retail floor plan agreement in 2005 of which no amounts were outstanding in 2004.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net increased $174 due to higher interest income rates earned in 2005 on invested funds.

Loss before Income Taxes
The Company's pre-tax loss for the first half was $1,838 compared to a pre-tax loss of $2,843 in the first half of 2004, an improvement of $1,005 which primarily is due to the factors discussed above under gross profit, selling, general and administrative expenses, and impairment and other related charges.

Income Taxes
During the first half of 2005, the Company recorded an income tax benefit of $146 for state income taxes receivable for certain subsidiaries and recorded an income tax provision of $61 for settlement of prior year federal income taxes payable. The Company did not record any federal income tax benefit for net operating losses in the first half of 2005 or 2004 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes.


Equity in Earnings of Equity-Method Investees
The Company's equity in earnings of equity-method investees remained constant for the first half of 2005 compared to 2004.

Net Loss
The net loss for the first half of 2005 was $1,385 or $0.08 per diluted share compared with a net loss in the prior-year period of $2,481 or $0.14 per diluted share.

Liquidity and Capital Resources

                                                                                 Balances as of
                                                          ------------------------------------------------------
(dollars in thousands)                                            July 2, 2005              December 31, 2004
                                                          --------------------------      ----------------------

Cash, cash equivalents & certificates of deposit            $                19,033        $             31,674
Working capital                                             $                12,513        $             12,967
Current ratio                                                              1.3 to 1                    1.3 to 1
Long-term debt                                              $                 7,995        $             11,400
Ratio of long-term debt to equity                                          0.2 to 1                    0.3 to 1
Installment loan portfolio                                  $                12,408        $              8,839


Operating activities used net cash of $13,822 and $12,640 during the first half of 2005 and 2004, respectively primarily due to increased levels of accounts receivable, inventory, and the Company's installment loan portfolio, somewhat offset by an increase in accounts payable.

A portion of the increase in accounts receivable and reduction in cash and cash equivalents from year end to other quarter end periods is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables, resulting in higher year end cash balances. Additionally, at the end of 2004, the Company had an outstanding receivable under the FEMA contract of $2,513, all of which was collected in the first half of 2005.

The Company's inventory levels, taking into account the number of operating facilities, are historically lower at year end during the idle period and return to normal levels at the end of the first quarter of the year which also results in an increased level of accounts payable with respect to raw materials purchases.

The increase in the installment loan portfolio at July 2, 2005 is primarily due to a higher volume of land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at July 2, 2005, is $4,378 of land/home loans as compared to $952 at June 26, 2004 of which $2,671 have been sold subsequent to the end of the quarter through August 5, 2005. As the Company increases its land/home loan purchases, short term cash requirements will increase due to the length of time involved in consummating the sales transaction. The Company expects to utilize cash on hand to fund these loan purchases.

During the first half of 2005, the Company paid out charges for involuntary termination benefits of $878 as discussed above related to the closing of the Ft. Worth, Texas home manufacturing facility. There were no comparable payments in the 2004 period, and the Company does not expect to incur any additional impairment charges relating to the Ft. Worth, Texas facility.

The Company's capital expenditures were $381 for the six months ended July 2, 2005, as compared to $290 for the comparable period of 2004. Capital expenditures during these periods included normal property, plant and equipment additions and replacements.

During the first half of 2005, the Company completed the sale of certain assets, including real property associated with the closed Ft. Worth, Texas facility and two previously idled retail locations, for $3,537. In accordance with the terms of the Company's credit facility, a portion ($2,350) of the proceeds from these sales were used to pay down the real estate term loan.

The Company entered into a retail floor plan agreement during the third quarter of 2004 for its Company-owned retail stores. The borrowings under this agreement increased from December 31, 2004 by $1,297.

The decrease in long-term debt for the first half of 2005 was due to scheduled principal payments of $1,280 and a $2,350 pay-down on the real estate term loan using a portion of the proceeds from the sales mentioned above. The decrease in long-term debt for the first half of 2004 was due to scheduled principal payments and a $1,555 pay-down on the real estate term loan using a portion of the proceeds from sale of a manufacturing facility in January 2004.

Historically, the Company has funded its operating activities with cash flows from operations supplemented by available cash on hand and, when necessary, funds from its principal line of credit. During the industry downturn, the Company has benefited from the proceeds from sales of idle facilities as a replacement source of funds due to net operating losses.

The Company's trend of cash used in operating activities over the past several years is a direct result of the downturn in the industry and the Company's net losses as a result. The industry has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. Each of these factors contributed to a reduction in wholesale industry shipments to a 42 year low in 2004.

In response to industry market conditions, the Company has closed 17 home manufacturing facilities since 1999. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 70% since December 31, 1998. The Company is continuing to evaluate its options regarding capacity, cost and overhead expense, the need for further plant, retail and other consolidations, reductions, idling and closings and methods designed to address the Company's financial performance, including cash flows, in light of current and developing market and business conditions.

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
                $38,000 - $23,000             $15,000 to zero (dollar
                                              for dollar reduction)


At July 2, 2005, $7,991 under the revolving line of credit was available after deducting letters of credit of $7,009. The Company did not have any amounts outstanding under the revolving line of credit at July 2, 2005, and December 31, 2004. The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

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


The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $4,340 and $6,857 was outstanding at July 2, 2005 and December 31, 2004, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed, in the aggregate, $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $1,000. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.35 to 1 commencing with the year ending December 31, 2005 and 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least
1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At July 2, 2005, the Company was in compliance with its debt covenants.

The Company has $2,368 and $1,071 of notes payable under a floor plan agreement at July 2, 2005 and December 31, 2004, respectively. The notes are collateralized by certain Company-owned retail stores' new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

The Company has $5,135 at July 2, 2005 and $6,248 at December 31, 2004 outstanding under Industrial Development Revenue Bond issues which are collateralized by certain plant facilities and equipment.

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

Projected cash to be provided by operations in the coming year is largely dependent on sales volume. The Company's manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. The Company's sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as the Company's own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond the Company's control. Throughout the past five years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. Unfavorable changes in these factors and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.

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

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consisted of fixed rate contracts with interest rates generally ranging from 7.0% to 15.0% and an average original term of 159 months at July 2, 2005. The Company estimated the fair value of its installment contracts receivable at $12,582 using discounted cash flows and interest rates offered by CIS on similar contracts at July 2, 2005.

The Company has one industrial development revenue bond issue and a revolving line of credit (of which no amounts were outstanding at July 2, 2005) that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has five industrial development revenue bond issues at fixed interest rates. The Company estimated the fair value of its debt instruments at $9,163 using rates at which the Company believes it could have obtained similar borrowings at July 2, 2005.

Item 4:  Controls and Procedures

As described in the Explanatory Note preceding Item 9A, "Controls and Procedures" in the Company's Form 10-K/A (the "Form 10-K/A"), filed by the Company with the Commission on May 2, 2005, the Company amended its Annual Report on Form 10-K for the period ended December 31, 2004, filed March 31, 2005, to include Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm required in Item 9A, "Controls and Procedures." Based on the evaluation conducted by management of the Company as set forth in Item 9A of the Form 10-K/A, the Company's chief executive officer and chief financial officer concluded that, as of December 31, 2004, the disclosure controls and procedures of the Company were not effective due to the material weakness discussed in the Form 10-K/A. As discussed below, management of the Company has concluded that the material weakness identified in its Form 10-K/A for the period ended December 31, 2004 also exists as of July 2, 2005, which is the end of the period covered by this report.

Evaluation of Disclosure Controls and Procedures
The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures in this report, as well as to safeguard assets from unauthorized use or disposition. Management of the Company, under the supervision of and with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of July 2, 2005. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of July 2, 2005, which is the end of the period covered by this report, the disclosure controls and procedures of the Company were not effective due to the material weakness discussed below which was also identified at December 31, 2004.

Changes in Internal Controls Over Financial Reporting
Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of July 2, 2005, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. In completing its assessment, management identified the following material weakness, which was also identified at December 31, 2004, in the design of internal control: the Company had a limited number of personnel within its accounting function to identify, research, review and conclude on non-routine or complex accounting matters. As a result of this material weakness, management has concluded that, as of July 2, 2005, internal control over financial reporting was not effective based on the COSO Framework.

Specific initiatives with respect to the Company's disclosure controls and procedures have been and/or will be undertaken to address the material weakness described below and include the following:

   (1) Employ additional staff - During 2004, the Company's financial reporting staff were over-extended due to the unanticipated time constraints of the compliance efforts associated with Section 404 of the Sarbanes-Oxley Act of 2002. The Company did not expect to be classified as an accelerated filer for the December 31, 2004 year end, and as such, had performed limited procedures to prepare for compliance with Section 404 until the last half of 2004. Additionally, the Company did not anticipate the expansive scope of internal control testing that ultimately was required for the 2004 year end. Since December 31, 2004, the Company has hired three professional staff devoted full-time to its Section 404 compliance efforts and continues to search for an additional staff member with computer controls testing expertise.

   (2) Train staff on the application of accounting pronouncements - During 2005, the Company's financial reporting staff have placed additional emphasis on continuing education, research and documentation of accounting pronouncements. To date, staff members have attended several accounting pronouncement update classes and subscribed to a well-recognized accounting literature publisher's research software.

   (3) Engage outside professional accounting services on an as needed basis to assist in accounting for non-routine or complex accounting matters - To date during 2005, the Company has engaged outside professional accounting services on certain financial reporting matters. The Company continues to search for a professional services firm with appropriate expertise to perform similar services as the need arises under a formal arrangement.

During the first quarter of 2005, the Company's Nashville, North Carolina manufacturing facility converted from its legacy system to SAP for its Enterprise Resource Planning ("ERP") software. This facility was the final home manufacturing location to convert to SAP, the Company's primary ERP system. In performing the conversion, the Company adopted the controls and procedures in place at its other facilities which had previously converted to SAP. During the second quarter of 2005, the Company upgraded its security file servers to Windows 2003 from Window NT4, which improved the Company's network security. The Nashville SAP conversion and the Windows 2003 conversion are the only internal control changes that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting since December 31, 2004.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
  1995:

The Company's disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give the Company's current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, the Company also may provide oral or written forward-looking statements in other materials released to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

  o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
  o      the severe and continuing downturn in the manufactured housing industry;
  o      limitations in Cavalier's ability to pursue its business strategy;
  o changes in demographic trends, consumer preferences and Cavalier's business strategy;
  o      changes  and  volatility  in  interest  rates and the  availability of capital;
  o      changes  in  the  availability of retail (consumer) financing;
  o      changes  in  the  availability  of wholesale (dealer) financing;
  o      changes in level of industry retail inventories;
  o      the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other key personnel;
  o      competition;
  o      contingent repurchase and guaranty obligations;
  o      uncertainties regarding Cavalier's retail financing activities;
  o      the potential unavailability and price increases for raw materials;
  o      the potential unavailability of manufactured housing sites;
  o      regulatory constraints;
  o      the potential for additional warranty claims;
  o      litigation;
  o      the potential volatility in the Company's stock price; and
  o the material weakness in the design of internal disclosure controls and procedures which resulted in the conclusion of the chief executive officer and the chief financial officer that such controls and procedures were not effective.

Any or all of the forward-looking statements in this report, in the 2004 Annual Report to Stockholders, in the Annual Report on Form 10-K for the year ended December 31, 2004 and in any other public statements the Company makes may turn out to be wrong. These statements may be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in future filings with the Securities and Exchange Commission or in any of the Company's press releases. Also note that, in the Annual Report on Form 10-K for the period ending December 31, 2004, under the heading "Risk Factors," the Company has provided a discussion of factors that it thinks could cause the actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect Cavalier. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 under the heading "Item 3 - Legal Proceedings." The description of legal proceedings in the Company's Form 10-K remains unchanged.

Litigation is subject to uncertainties and the Company cannot predict the probable outcome or the amount of liability of individual litigation matters with any level of assurance. The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. The Company's liability under some of this litigation is covered in whole or in part by insurance. Anticipated legal fees and other losses, in excess of insurance coverage, associated with these lawsuits are accrued at the time such cases are identified or when additional information is available such that losses are probable and reasonably estimable. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company's results of operations, financial position or liquidity.

Item 4: Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held May 24, 2005, and the stockholders elected eight directors. The following is a tabulation of voting on this matter:

                                                                 Shares Voting
                                                For                 Withheld          Total
                                   ----------------------------------------------------------
Thomas A. Broughton, III                    15,747,115              1,652,796      17,399,911

Barry B. Donnell                            15,936,601              1,463,317      17,399,918

Lee Roy Jordan                              15,685,915              1,714,003      17,399,918

A. Douglas Jumper, Sr.                      15,878,485              1,521,433      17,399,918

John W Lowe                                 15,158,292              2,241,626      17,399,918

David A. Roberson                           15,875,301              1,462,617      17,337,918

Bobby Tesney                                15,875,201              1,524,717      17,399,918

J. Don Williams                             15,686,132              1,713,783      17,399,915


The stockholders ratified the Company's 2005 incentive compensation plan by a vote of 6,563,111 for, 5,128,569 against, and 149,445 abstentions. The stockholders ratified the Company's 2005 non-employee director stock option plan by a vote of 8,015,235 for, 3,657,836 against, and 168,053 abstentions. The stockholders also ratified the Board of Director's appointment of Deloitte & Touche, LLP as Independent Certified Public Accountants for the Company. The appointment was ratified by a vote of 17,226,990 for, 132,708 against, and 40,221 abstentions.

Item 5: Other Information

On June 27, 2005, the Company filed a Current Report on Form 8-K, related to the notification of resignation by its independent registered public accounting firm, which can be reviewed for additional information. The Company's audit committee is actively pursuing the engagement of a new independent registered public accounting firm.

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

Date: August 11, 2005             /s/ David A. Roberson
                                  ---------------------
                                  David A. Roberson - President
                                  and Chief Executive Officer

Date: August 11, 2005             /s/ Michael R. Murphy
                                  ---------------------
                                  Michael R. Murphy -
                                  Chief Financial Officer (Principal
                                  Financial and Accounting Officer)

                                         PART II. - EXHIBIT 11
                                CAVALIER HOMES, INC. AND SUBSIDIARIES
                           COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE


                                                                                 Quarter Ended
                                                                      -------------------------------------
                                                                          July 2,              June 26,
                                                                           2005                 2004
                                                                      ----------------     ----------------
    Net income (loss)                                               $         769,000   $         (599,000)
                                                                      ================     ================

 SHARES:

   Weighted average common shares outstanding - basic                      18,036,429           17,894,513
   Dilutive effect if stock options were exercised                            192,765                    -
                                                                      ----------------     ----------------
   Weighted average common shares outstanding - diluted                    18,229,194           17,894,513
                                                                      ================     ================
   Basic and diluted income (loss)  per share:

   Net income (loss)                                               $             0.04   $            (0.03)
                                                                      ================     ================

                                                                               Year-to-Date Ended
                                                                      -------------------------------------

                                                                          July 2,              June 26,
                                                                           2005                 2004
                                                                      ----------------     ----------------
    Net loss                                                       $       (1,385,000)  $       (2,481,000)
                                                                      ================     ================
    SHARES:

   Weighted average common shares outstanding - basic                      18,033,513           17,800,077
   Dilutive effect if stock options were exercised                                  -                    -
                                                                      ----------------     ----------------
   Weighted average common shares outstanding - diluted                    18,033,513           17,800,077
                                                                      ================     ================
   Basic and diluted loss per share:
   Net loss                                                        $            (0.08)  $            (0.14)
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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a -15(f) and 15d-15(f)) for the registrant and have:

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

                    b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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


Date: August 11, 2005                   /s/ David A. Roberson
                                        ---------------------
                                        David A. Roberson
                                        President and Chief Executive Officer

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

        4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

                    b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

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


Date: August 11, 2005                    /s/ Michael R. Murphy
                                         ---------------------
                                         Michael R. Murphy
                                         Chief Financial Officer

                                  EXHIBIT 32(a)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended July 2, 2005 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  August 11, 2005    By:      /s/ David A. Roberson
                             -------------------------------------------------
                          David A. Roberson
                          President and Chief Executive Officer


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

                                  EXHIBIT 32(b)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended July 2, 2005 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  August 11, 2005    By:      /s/ Michael R. Murphy
                              -------------------------------------------------
                          Michael R. Murphy
                          Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Cavalier Homes, Inc. and will be retained by Cavalier Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.