Form 10-Q
period 2005-10-01
CAVALIER HOMES INC
filed 2005-11-10
CIK 789863

UNITED STATES
                           SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                       FORM 10-Q
                                       ---------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 1, 2005
         -----------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from                     to
                                        --------------------   ---------------


                          Commission File Number 1-9792

                               Cavalier Homes, Inc.
                               -------------------
             (Exact name of registrant as specified in its charter)


        Delaware                                    63-0949734
-------------------------------                     ----------
(State or other jurisdiction of                     (IRS Employer
incorporation or organization)                     Identification No.)



               32 Wilson Boulevard 100, Addison, Alabama 35540
               -------------------------------------------------
             (Address of principal executive offices) (Zip Code)


                                 (256) 747-9800
                                 ---------------
             (Registrant's telephone number, including area code)



            (Former name, former address and former fiscal year,
                       if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes  X     No
    ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                              Outstanding at November 10, 2005
-----------------------------                ----------------------------------
Common Stock, $0.10 Par Value                       18,300,405 Shares

                               CAVALIER HOMES, INC. AND SUBSIDIARIES
                               CONDENSED CONSOLIDATED BALANCE SHEETS
                          (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------------


                                                                        October 1,      December 31,
                                                                           2005            2004
                                                                        ------------    ------------

 ASSETS                                                                         (Unaudited)
 CURRENT ASSETS:
      Cash and cash equivalents                                       $      14,394   $      31,674
      Accounts receivable, less allowance for losses of
          $52 (2005) and $85 (2004)                                          13,765           4,279
      Notes and installment contracts receivable - current, including
          held for resale $8,730 (2005) and $2,011 (2004)                     8,829           2,086
      Inventories                                                            27,258          14,909
      Deferred income taxes                                                     415             415
      Other                                                                   1,441             852
                                                                        ------------    ------------
             Total current assets                                            66,102          54,215
 PROPERTY, PLANT AND EQUIPMENT (Net)                                         29,547          33,745
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $927 (2005) and $953 (2004)               6,261           5,801
 OTHER ASSETS                                                                 4,574           4,469
                                                                        ------------    ------------
 TOTAL                                                                $     106,484   $      98,230
                                                                        ============    ============


 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Current portion of long-term debt                               $       1,484   $       1,705
      Note payable under retail floor plan agreement                          2,436           1,071
      Accounts payable                                                       11,831           4,295
      Amounts payable under dealer incentive programs                         5,131           4,252
      Accrued compensation and related withholdings                           5,006           3,754
      Accrued insurance                                                       7,362           6,609
      Estimated warranties                                                   12,920          13,255
      Reserve for repurchase commitments                                      1,430           2,052
      Other                                                                   4,099           4,255
                                                                        ------------    ------------
           Total current liabilities                                         51,699          41,248
                                                                        ------------    ------------
 DEFERRED INCOME TAXES                                                          415             415
                                                                        ------------    ------------
 LONG-TERM DEBT                                                               7,931          11,400
                                                                        ------------    ------------
 COMMITMENTS AND CONTINGENCIES (NOTE 8)

 STOCKHOLDERS' EQUITY:
      Series A Junior Participating Preferred stock, $0.01 par value;
        200,000 shares authorized, none issued                                    -               -
      Preferred stock, $0.01 par value; 300,000 shares authorized,
        none issued                                                               -               -
     Common stock, $0.10 par value; 50,000,000 shares authorized,
       19,273,705 (2005) and 18,992,574 (2004) shares issued                  1,927           1,899
      Additional paid-in capital                                             57,586          56,861
      Accumulated deficit                                                    (9,292)         (9,492)
      Treasury stock, at cost; 983,300 (2005) and 1,017,300 (2004) shares    (3,782)         (4,101)
                                                                        ------------    ------------
          Total stockholders' equity                                         46,439          45,167
                                                                        ------------    ------------
 TOTAL                                                                $     106,484   $      98,230
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

                   CAVALIER HOMES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
----------------------------------------------------------------------------------------------


                                                                         Quarter Ended
                                                                 -----------------------------
                                                                           (Unaudited)
                                                                  October 1,     September 25,
                                                                     2005            2004
                                                                 -------------   -------------
 REVENUE                                                       $       57,185  $       60,003
                                                                 -------------   -------------
 COST OF SALES                                                         45,852          49,495
 SELLING, GENERAL AND ADMINISTRATIVE                                    9,796           9,377
                                                                 -------------   -------------
                                                                       55,648          58,872
                                                                 -------------   -------------
 OPERATING INCOME                                                       1,537           1,131
                                                                 -------------   -------------
 OTHER INCOME (EXPENSE):
     Interest expense                                                    (256)           (260)
     Other, net                                                           198              59
                                                                 -------------   -------------
                                                                          (58)           (201)
                                                                 -------------   -------------
 INCOME  BEFORE INCOME TAXES                                            1,479             930
 INCOME TAX PROVISION                                                      11              14
 EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES                            117             152
                                                                 -------------   -------------
 NET INCOME                                                    $        1,585  $        1,068
                                                                 =============   =============
 BASIC AND DILUTED INCOME  PER SHARE:
   NET INCOME                                                  $         0.09  $         0.06
                                                                 =============   =============
 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                       18,111,850      17,935,730
                                                                 =============   =============
 WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                     18,364,917      18,186,536
                                                                 =============   =============



                                                                      Year-to-Date Ended
                                                                 -----------------------------
                                                                         (Unaudited)
                                                                  October 1,     September 25,
                                                                     2005            2004
                                                                 -------------   -------------
 REVENUE                                                       $      174,153  $      158,124
                                                                 -------------   -------------
 COST OF SALES                                                        145,157         131,305
 SELLING, GENERAL AND ADMINISTRATIVE                                   27,985          28,033
 IMPAIRMENT AND OTHER RELATED CHARGES                                   1,021               -
                                                                 -------------   -------------
                                                                      174,163         159,338
                                                                 -------------   -------------
 OPERATING LOSS                                                           (10)         (1,214)
                                                                 -------------   -------------
 OTHER INCOME (EXPENSE):
     Interest expense                                                    (812)           (849)
     Other, net                                                           463             150
                                                                 -------------   -------------
                                                                         (349)           (699)
                                                                 -------------   -------------
 LOSS BEFORE INCOME TAXES                                                (359)         (1,913)
 INCOME TAX PROVISION (BENEFIT)                                           (74)             23
 EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES                            485             523
                                                                 -------------   -------------
 NET INCOME (LOSS)                                             $          200  $       (1,413)
                                                                 =============   =============
 BASIC AND DILUTED INCOME (LOSS) PER SHARE:
  NET INCOME (LOSS)                                            $         0.01  $        (0.08)
                                                                 =============   =============
 WEIGHTED AVERAGE SHARES OUTSTANDING - BASIC                       18,059,530      17,845,967
                                                                 =============   =============
 WEIGHTED AVERAGE SHARES OUTSTANDING - DILUTED                     18,302,539      17,845,967
                                                                 =============   =============

 See notes to condensed consolidated financial statements.

                          CAVALIER HOMES, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (IN THOUSANDS)

                                                                                   Year-to-Date Ended
                                                                            ------------------------------
                                                                             October 1,      September 25,
                                                                                2005             2004
                                                                            -------------    -------------
 OPERATING ACTIVITIES:                                                                 (Unaudited)
   Net  income (loss)                                                      $         200    $      (1,413)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
        Depreciation and amortization                                              1,928            2,643
        Provision for credit and accounts receivable losses                          556                3
        Provision for losses (recoveries) on inventory repurchases                (1,383)            (342)
        Loss (gain) on sale of property, plant and equipment                        (578)               3
        Impairment and other related charges                                       1,021                -
        Other, net                                                                  (525)            (523)
        Installment contracts purchased for resale                               (31,403)         (24,643)
        Sale of installment contracts                                             23,843           25,539
        Principal collected on installment contracts purchased for resale            134              188
        Changes in assets and liabilities:
             Accounts receivable                                                  (9,491)         (14,078)
             Inventories                                                         (12,349)          (8,329)
             Income taxes                                                              3              (93)
             Accounts payable                                                      7,536            5,770
             Other assets and liabilities                                          1,780            1,225
                                                                            -------------    -------------
        Net cash used in operating activities                                    (18,728)         (14,050)
                                                                            -------------    -------------
 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment                      3,537              219
   Capital expenditures                                                             (832)            (416)
   Notes and installment contracts purchased for investment                         (612)            (197)
   Principal collected on notes and installment contracts purchased for investment   246              225
   Other investing activities                                                        362              109
                                                                            -------------    -------------
        Net cash provided by (used in) investing activities                        2,701              (60)
                                                                            -------------    -------------

 FINANCING ACTIVITIES:
   Net borrowings  on notes payable                                                1,365              945
   Payments on long-term debt                                                     (3,690)          (3,073)
   Proceeds from exercise of stock options                                         1,072              928
                                                                            -------------    -------------
        Net cash used in financing activities                                     (1,253)          (1,200)
                                                                            -------------    -------------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (17,280)         (15,310)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                   31,674           32,393
                                                                            -------------    -------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $      14,394    $      17,083
                                                                            =============    =============
 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                                           $         794    $         807
        Income taxes                                                       $          19    $         115

                        See notes to condensed consolidated financial statements.

                    CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements (Unaudited - dollars in thousands except per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
    o The accompanying condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of October 1, 2005, and the results of its operations for the quarter and year-to-date periods ended October 1, 2005 and September 25, 2004, and the results of its cash flows for the year-to-date periods ended October 1, 2005 and September 25, 2004. All such adjustments are of a normal, recurring nature.

    o The results of operations for the quarter and year-to-date periods ended October 1, 2005 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2004 Annual Report on Form 10-K and Form 10-K/A (collectively, "the 2004 Annual Report on Form 10-K").

    o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding -basic or weighted average shares outstanding -diluted as detailed below:

                                                                    Quarter Ended                  Year-to-Date Ended
                                                           -------------------------------   -----------------------
                                                             October 1,      September 25,     October 1,     September 25,
                                                               2005             2004             2005             2004
                                                           --------------   --------------   --------------   --------------

Weighted average common shares outstanding - basic           18,111,850       17,935,730       18,059,530       17,845,967
Dilutive effect if stock options were exercised                 253,067          250,806          243,009                -
                                                           --------------   --------------   --------------   --------------
Weighted average common shares outstanding - diluted         18,364,917       18,186,536       18,302,539       17,845,967
                                                           ==============   ==============   ==============   ==============


         All options that would have an antidilutive effect on net income (loss) per share were excluded in the computation of diluted net income (loss) per share. All options were excluded, due to their antidilutive effect as a result of the Company's net loss, in the year-to-date period of 2004. The maximum antidilutive options for the quarter ended October 1, 2005 and September 25, 2004 were 1,316,776 and 1,337,421, respectively. The maximum antidilutive options for the year-to-date ended October 1, 2005 and September 25, 2004 were 1,348,226 and 2,280,933, respectively.

    o The Company applied Accounting Principles Board Opinion ("APB") 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director plans. Accordingly, no compensation expense has been recognized for these plans except where the exercise price was less than fair value on the date of grant. The Company has granted no such options. Had compensation cost been determined based on the fair value at the grant date for awards under these plans consistent with the methodology prescribed under Statement of Financial Accounting Standards ("SFAS") No. 123R, Share- Based Payment, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below.

                                                          Quarter Ended                        Year-to-Date Ended
                                                    ------------------------------   ------------------------------
                                                     October 1,       September 25,   October 1,      September 25,
                                                        2005             2004            2005             2004
                                                    -------------    -------------   -------------    -------------
Net income (loss), as reported                    $        1,585 $          1,068   $        200  $         (1,413)
Less:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                  -                 2             76                42
                                                    -------------    -------------   -------------    -------------
  Pro forma                                       $        1,585 $          1,066   $        124  $         (1,455)
                                                    =============    =============   =============    =============
Basic and diluted income (loss) per share:
  As reported                                     $         0.09 $           0.06  $         0.01 $          (0.08)
  Pro forma                                       $         0.09 $           0.06  $         0.01 $          (0.08)

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                               Quarter Ended               Year-to-Date Ended
                                                    ------------------------------   ------------------------------
                                                     October 1,       September 25,   October 1,      September 25,
                                                        2005             2004            2005             2004
                                                    -------------    -------------   -------------    -------------
Dividend yield                                             0.00%            0.00%           0.00%            0.00%
Expected volatility                                       61.02%           62.51%          61.02%           62.51%
Risk free interest rate                                    3.71%            3.52%           3.71%            3.52%
Expected lives                                         5.0 years        5.0 years       5.0 years        5.0 years

     o In the 2004 Annual Report on Form 10-K, under Note 1 of the consolidated financial statements, the Company has provided a list of accounting policies that it believes are most important to the portrayal of its financial condition and results of operations. In addition to the Summary of Significant Accounting Policies, the following details the Company's policy for recording expenses under the Company's dealer incentive programs.

          Dealer Incentive Programs - Estimated sales incentives, including rebates, payable to the Company's independent retailers are accrued at the time of sale and are recorded as a reduction of revenue.

2.    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
      In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others. FIN No. 45 requires disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN No. 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The Company adopted FIN No. 45 provisions for new guarantees beginning January 1, 2005, relating to the Company's inventory repurchase agreements with lenders financing its independent dealers (See Note 8).

      In December 2004, the FASB issued SFAS No. 123R which supersedes APB 25. SFAS No. 123R requires the cost of employee services received in exchange for an award of equity instruments be recorded based on fair value on the grant date. The compensation cost will be recognized over the vesting period. In April 2005, the effective date of SFAS No. 123R was postponed until fiscal years beginning after June 15, 2005. The Company is currently assessing the effects of the adoption of this Statement on the Company's consolidated financial statements. At October 1, 2005, the Company has no unvested options outstanding.

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

      In November 2004, the FASB issued Statement No. 151, Inventory Costs which requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. SFAS No. 151 also requires that the "allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities." Normal capacity is defined as "the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance." This statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is currently assessing the effects of the adoption of this Statement on the Company's consolidated financial statements.

      In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets which requires that exchange transactions that lack commercial substance be measured based on the recorded amount less impairment and not on the fair values of the exchanged assets. Exchange transactions that lack commercial substance are transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This Statement becomes effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this Statement to have a material effect on the Company's consolidated financial statements.

3.    INVENTORIES
      Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at October 1, 2005 and December 31, 2004 were as follows:

                                                                  October 1,       December 31,
                                                                    2005              2004
                                                                --------------   --------------
                                     Raw materials           $         17,611  $         11,326
                                     Work-in-process                    1,256             1,159
                                     Finished goods                     8,391             2,424
                                                                --------------   --------------
                                     Total inventory         $         27,258  $         14,909
                                                                ==============   ==============


4.   IMPAIRMENT AND OTHER RELATED CHARGES
     For any exit or disposal activities initiated after December 31, 2002, the Company has adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred rather than at the time a company commits to an exit plan. SFAS No. 146 also establishes that the liability initially should be measured and recorded at fair value. During 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which provides that a long-lived asset or asset group that is to be sold shall be classified as "held for sale" if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. The Company had idle assets of $8,458 at October 1, 2005 and $10,262 at December 31, 2004 recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities which the Company is attempting to sell. Management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as "held and used" and depreciation has continued on these assets.

     In February 2005, the Company announced its decision to close and subsequent closure of an underperforming home manufacturing plant in Ft. Worth, Texas, which accounted for about 10% of total revenue and 11% of floor shipments in 2004. The Ft. Worth plant employed approximately 150 people each of whom received a severance benefit paid at the date the employee ceased rendering service during the period. The Company has now incurred the total amount of employee termination costs expected to be incurred. During 2005, the Company recorded impairment and other related charges of $1,021 ($1,021 after tax or $0.06 per diluted share), including $878 of involuntary termination benefits of which $780 was paid during the first quarter of 2005 and $98 was paid during the second quarter of 2005 and $143 associated with the write down of plant, property and equipment. The costs are included in the line item "Impairment and other related charges" in the income statement for the year-to-date period ended October 1, 2005. The Company sold the entire Ft. Worth facility in June 2005 realizing a gain of $439.

5.   INCOME TAXES
     During the first nine months of 2005, the Company recorded an income tax benefit of $3 for state income taxes receivable for certain subsidiaries, recognized an income tax benefit of $132 representing settlement of prior year state tax matters, and recorded an income tax provision of $61 for settlement of prior year federal income taxes payable. The Company did not record any federal income tax benefit for net operating losses in the year-to-date period of 2004 because management believed it was not appropriate to record income tax benefits on losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109 Accounting for Income Taxes. The Company did not record an income tax provision for the third quarter of 2005 earnings due to the availability of net operating loss carryforwards.


6.   PRODUCT WARRANTIES
     The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company has provided a liability of $12,920 at October 1, 2005 and $13,255 at December 31, 2004 for estimated future warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends. Activity in the liability for product warranty was as follows:

                                                                     Quarter Ended                 Year-to-Date Ended
                                                         --------------------------------    --------------------------------
                                                           October 1,       September 25,     October 1,        September 25,
                                                            2005              2004              2005              2004
                                                        --------------    --------------    --------------    --------------
Balance, beginning of period                            $       13,300    $       12,700    $       13,255    $       13,475
Provision  for warranties issued in the current period           3,148             3,257            10,424             9,579
Adjustments for warranties issued in prior periods                 251               222               127             1,231
Payments                                                        (3,779)           (3,634)          (10,886)          (11,740)
                                                         --------------    --------------    --------------    --------------
Balance, end of period                                  $       12,920    $       12,545    $       12,920    $       12,545
                                                         ==============    ==============    ==============    ==============

7.   CREDIT ARRANGEMENTS
     On October 25, 2005, the Company amended its credit facility (the "Credit Facility") with its primary lender to provide for an available revolving line of credit during the period of October 25, 2005 through June 30, 2006 (the "temporary advance period") of $25,000, effectively waiving temporarily the tangible net worth requirement listed below. Additionally, the capital expenditure covenant was modified to allow for capital expenditures of $2,000 for the year ended December 31, 2005. The maturity date under the revolving line of credit remains at April 2007.

     The Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000, which are cross-secured and cross-defaulted. Upon expiration of the temporary advance period, the amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2003, as noted in the following table.

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
                                  $38,000 - $23,000             $15,000 to zero (dollar
                                                                for dollar reduction)


     At October 1, 2005, prior to amendment of the Credit Facility, $7,991 under the revolving line of credit was available after deducting letters of credit of $7,009. The Company did not have any amounts outstanding under the revolving line of credit at October 1, 2005, and December 31, 2004. Subsequent to quarter end, the Company borrowed $17,500 from its principal line of credit, in order to fund the Company's short term cash needs required to fulfill the outstanding FEMA order.

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

     The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $4,280 and $6,857 was outstanding at October 1, 2005 and December 31, 2004, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

     The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $2,000 for the year ended December 31, 2005 and $1,000, thereafter. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.35 to 1 commencing with the year ending December 31, 2005 and 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, to comply with certain specified restrictions and financial covenants. At October 1, 2005, the Company was in compliance with its debt covenants.

     The Company has $2,436 and $1,071 of notes payable under a retail floor plan agreement at October 1, 2005 and December 31, 2004, respectively. The notes are collateralized by certain Company-owned retail stores' new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

     The Company has $5,135 at October 1, 2005 and $6,248 at December 31, 2004 outstanding under Industrial Development Revenue Bond issues which are collateralized by certain plant facilities and equipment.

8.  COMMITMENTS AND CONTINGENCIES
    o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventoryfinancing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 - 24 months) and the risk of loss is further reduced by the sales value of repurchased homes.
         The maximum amount for which the Company is contingently liable under such agreements approximated $60,000 at October 1, 2005. The Company maintains a reserve for estimated losses on repurchase commitments based on an evaluation of dealers' financial condition pursuant to SFAS No. 5, Accounting for Contingencies, and a reserve for the estimated fair value of the obligation under its inventory repurchase agreements in accordance with the provisions of FIN No. 45, collectively, of $1,430 at October 1, 2005 and $2,052 at December 31, 2004. The reserve for repurchase commitments is based on prior experience and an evaluation of certain dealers' financial conditions for which default is deemed to be probable and reasonably estimable. Adjustments to the reserve for the estimated fair value of the obligation under inventory repurchase agreements are accounted for as a reduction in revenue and adjustments to the reserve for estimated losses on repurchase commitments are charged to selling, general and administrative expenses. Activity in the reserve for repurchase commitments was as follows:

                                                                    Quarter Ended                      Year-to-Date Ended
                                                              ----------------------------------   -------------------------------
                                                                October 1,      September 25,       October 1,      September 25,
                                                                   2005              2004              2005             2004
                                                              ---------------  -----------------   --------------   --------------
Balance, beginning of period                            $         1,790    $          2,700    $       2,052    $        3,070
Provision for losses (recoveries) on
 inventory repurchases                                             (226)               (268)          (1,383)             (342)
Recoveries (payments), net                                          (38)                (32)            (117)             (328)
Change in estimated fair value of
 inventory repurchase agreements                                    (96)                  -              878                 -
                                                              ---------------  -----------------   --------------   --------------
Balance, end of period                                  $         1,430    $          2,400    $       1,430    $        2,400
                                                              ===============  =================   ==============   ==============

    o The Company's workers' compensation (prior to February 1, 1999 and after April 1, 2001), product liability and general liability insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs
         and sales.  Annually,  such   insurance  expense  is  adjusted  by the
         carrier  for  loss  experience  factors  subject  to  minimum  and
         maximum  premium    calculations.  Refunds or additional  premiums are
         estimated and recorded when sufficiently reliable data is available. The Company's workers' compensation insurance coverage from February 1999 through March 2001 was provided under a fully insured, large deductible policy, and during 2001, the Company's product liability and general liability insurance coverages were converted to a fully insured, large deductible policy. At October 1, 2005, the Company was contingently liable for future retrospective premium adjustments up to a maximum of approximately $21,219 in the event that maximum additional losses are reported related to prior periods. The Company recorded an estimated liability of $5,020 at October 1, 2005 and $5,401 at December 31, 2004 related to these contingent claims.

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

    o The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At October 1, 2005, $2,186 of debt was outstanding, of which the Company had guaranteed $874.

    o The Company has provided letters of credit totaling $7,009 as of October 1, 2005 to providers of certain of its surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The Company has recorded insurance expense based on anticipated losses related to these policies.

9.   SEGMENT INFORMATION
     The Company's reportable segments are organized around products and services. The Home manufacturing segment is comprised of the Company's four divisions (seven home manufacturing plants), which are aggregated for reporting purposes, and its supply companies who sell their products primarily to the manufacturing divisions. Through its Home manufacturing segment, the Company designs and manufactures homes, which are sold in the United States to a network of dealers, which includes Company-owned retail locations. Through its Financial services segment, the Company primarily offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's Retail segment is comprised of Company-owned retail lots that derive their revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expense), equity in earnings of equity-method investees, or income tax provision (benefit).

                                                        Quarter Ended                               Year-to-Date Ended
                                         --------------------------------------------   -------------------------------------------
                                           October 1, 2005       September 25, 2004       October 1, 2005       September 25, 2004
                                         --------------------    --------------------   --------------------   --------------------
Gross revenue:
  Home manufacturing                                $ 55,656                $ 64,186              $ 171,460               $ 170,483
  Financial services                                     942                     647                  2,236                   1,868
  Retail                                               2,638                   2,411                  7,095                   5,903
                                         --------------------    --------------------   --------------------   --------------------
      Gross revenue                                 $ 59,236                $ 67,244              $ 180,791               $ 178,254
                                         ====================    ====================   ====================   ====================
Intersegment revenue:
  Home manufacturing                                $  2,051                $  7,241              $   6,638               $  20,130
  Financial services                                       -                       -                      -                       -
  Retail                                                   -                       -                      -                       -
                                         --------------------    --------------------   --------------------   --------------------
      Intersegment revenue                          $  2,051                $  7,241              $   6,638               $  20,130
                                         ====================    ====================   ====================   ====================
Revenue from external customers:
  Home manufacturing                                $ 53,605                $ 56,945              $ 164,822               $ 150,353
  Financial services                                     942                     647                  2,236                   1,868
  Retail                                               2,638                   2,411                  7,095                   5,903
                                         --------------------    --------------------   --------------------   --------------------
      Total revenue                                 $ 57,185                $ 60,003              $ 174,153               $ 158,124
                                         ====================    ====================   ====================   ====================
Operating income (loss):
  Home manufacturing                                $  2,816                $  2,440              $   4,347                 $ 2,444
  Financial services                                     225                     226                     78                     451
  Retail                                                 (70)                      3                     (7)                    (26)
  Elimination                                            (33)                    (26)                  (360)                   (145)
                                         --------------------    --------------------   --------------------    -------------------
  Segment operating income (loss)                      2,938                   2,643                  4,058                   2,724
  General corporate                                   (1,401)                 (1,512)                (4,068)                 (3,938)
                                         --------------------    --------------------   --------------------   --------------------
      Operating income (loss)                       $  1,537                $  1,131              $     (10)              $  (1,214)
                                         ====================    ====================   ====================   ====================

                                                                                          October 1, 2005        December 31, 2004
                                                                                        --------------------   --------------------
 Identifiable assets:
  Home manufacturing                                                                              $  75,961                $ 60,297
  Financial services                                                                                 16,454                  13,755
  Retail                                                                                              4,255                   3,296
                                                                                        --------------------   --------------------
  Segment assets                                                                                     96,670                  77,348
  General corporate                                                                                   9,814                  20,882
                                                                                        --------------------   --------------------
      Total assets                                                                                $ 106,484                $ 98,230
                                                                                        ====================   ====================


10.  SUBSEQUENT EVENT
     Cavalier has entered into contracts to build approximately 2,400 single-section homes as part of the Federal Emergency Management Agency's ("FEMA's") hurricane relief efforts of which 211 were shipped in the third quarter of 2005 with the remaining shipments expected to be completed by mid-December 2005. Historically, the FEMA receivables are outstanding for a longer than normal period of time. In order to fund the Company's short term cash needs required to fulfill the outstanding FEMA order, the Company borrowed $17,500 from its principal line of credit, subsequent to quarter end. As of November 9, 2005, the Company has received $10,400 in payment for homes produced and shipped for FEMA.

11.  EQUITY-METHOD INVESTEES
     The Company recorded equity in earnings of equity-method investees of $117 and $152, for the quarters ended October 1, 2005 and September 25, 2004, respectively. The Company's only significant minority ownership interest is in WoodPerfect, Ltd., of which the Company owns a 35.42% interest. Summarized information related to the WoodPerfect, Ltd. ownership interest is as follows:

                                                                        Year-to-Date Ended
                                                                ------------------------------------
                                                                 October 1,        September 25,
                                                                        2005               2004
                                                                -----------------   ----------------
                                                                          (Unaudited)
                Income Statement:
                -----------------
                Net sales                                 $            46,766   $           39,087
                Gross profit                              $             4,953   $            4,538
                Income from continuing operations         $             1,359   $            1,546
                Net income                                $             1,261   $            1,445

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (See pages 2 through 11)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Overview
Cavalier Homes, Inc. and its subsidiaries produce, sell and finance manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. The industry also has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels, each of which contributed to a reduction in wholesale industry shipments to a 42 year low in 2004.

Industry/Company Shipments and Market Share
The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were down 60% cumulatively from January 1, 1999 through December 31, 2004 as noted in the following table:

                                                                 Floor Shipments
                    -------------------------------------------------------------------------------------------------------
                                            Nationwide                                       Cavalier's Core 11 States
                    ---------------------------------------------------  --------------------------------------------------
                               Increase               Increase                      Increase            Increase
                              (decrease)             (decrease)                    (decrease)           (decrease)
                               from prior             from prior  Market            from prior          from prior   Market
     Year           Industry   year        Cavalier   year        Share   Industry   year      Cavalier   year        Share
------------------  ---------------------- --------- ---------- -------  -------------------- --------- ---------   ------
             1999    582,498                34,294                5.9%    284,705              30,070                10.6%
             2000    431,787      -25.9%    18,590    -45.8%      4.3%    199,276    -30.0%    15,941    -47.0%       8.0%
             2001    342,321      -20.7%    21,324     14.7%      6.2%    149,162    -25.1%    17,884     12.2%      12.0%
             2002    304,370      -11.1%    21,703      1.8%      7.1%    124,127    -16.8%    18,039      0.9%      14.5%
             2003    240,180      -21.1%    12,411    -42.8%      5.2%     87,265    -29.7%    10,584    -41.3%      12.1%
             2004    232,824       -3.1%    10,772    -13.2%      4.6%     78,297    -10.3%     8,722    -17.6%      11.1%
Nine months ending
 10/01/05            177,066                 7,835                4.4%     72,377               7,191                 9.9%




During this industry downturn, the Company's shipments fell in 1999 and 2000 disproportionately to the industry decline which the Company believes was due to its strategy, early in the downturn, of working closely with its dealers to assist them in reducing retail inventories, thereby reducing the risk of failure of dealers distributing Company homes. The years 2001 and 2002 resulted in significant market share gains for the Company due mainly to the Company's aggressive marketing strategies, especially product offerings, which were core to its plan for returning to profitability. The Company believes its reduction in market share in 2003 and 2004 was due to several factors. External causes include an intensely competitive marketplace and a lack of chattel (home only) financing for all homes, especially single-section homes, in the industry. Internally, the Company's momentum was negatively impacted by the consolidation of its sales force and the closing of six home manufacturing facilities in 2002. For 2005, Cavalier expects home shipment levels will increase over 2004, based on the Company's knowledge of approximately 18,000 units industry wide ordered by the Federal Emergency Management Agency ("FEMA"). Cavalier has entered into contracts to build approximately 2,400 single-section homes as part of FEMA's hurricane relief efforts of which 211 were shipped in the third quarter of 2005, with the remaining shipments expected to be completed by mid-December 2005. During the first nine months of 2005, the Company's floor shipments increased 5.6% from the same period in 2004, while industry wide shipments increased 1.8%, with the Company's market share being 4.4%. In the Company's core states, its market share was 9.9% with shipments increasing 19.1% compared to the industry increase of 10.6 % in those states. Periodically, the Company reviews the composition of its sales by state and redefines the states included in its core states calculation. Because the Company has increased shipments into Tennessee and Florida, the Company redefined the composition of its core states calculation to include Tennessee for the second quarter of 2005 and Florida for the first quarter of 2005. As of October 1, 2005, the Company's core states consisted of North Carolina, Louisiana, Alabama, Georgia, South Carolina, Arkansas, Tennessee, Oklahoma, Florida, Mississippi, and Missouri. The Company believes its product is competitive in the market place with broad product offerings on price points as well as enhanced features and a line of modular homes.

Industry Finance Environment
A major factor contributing to the manufactured housing industry growth in the 1990s was the relaxation of credit standards due to intense competition, which ultimately resulted in a change in the financing approach in the industry due to underperforming manufactured housing loans. Throughout the past six years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single-section products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is greater. The anticipated infusion of new and competitive lending capacity, which the Company believes is essential to support demand at higher levels, has not materialized. Until there is substantial entry of finance resources to the manufactured housing market, the Company believes a meaningful expansion for the industry will be delayed. In April 2005, General Electric's commercial finance unit announced it had agreed to purchase the majority of Bombardier Capital, Inc.'s inventory financing unit, which includes manufactured housing floor plan lending. As of October 1, 2005, the Bombardier floor plan financing represents about 15% of financing for Cavalier's product on dealer's lots, and the Company does not expect the purchase of Bombardier's floor plan to have a material effect on Cavalier's dealers' ability to finance its product.

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

Capacity and Overhead Cost
In response to the continued weakening of industry market conditions, the Company announced its decision to close six manufacturing facilities in the fourth quarter of 2002, one in July 2003, and one in February 2005. These facilities were located in Conway, Arkansas (2), Graham, Texas, Cordele, Georgia, Belmont, Mississippi, Haleyville, Alabama, Shippenville, Pennsylvania, and Ft. Worth, Texas, and collectively employed approximately 1,250 people. The Company generally has been able to service the customers from these plants (with the exception of the Pennsylvania plant) from one or more of the Company's current operating plants. The remaining plants also handle dealer sales and customer service for the Company's homes. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 66% since December 31, 1998. In September 2005, the Company re-opened its Winfield, Alabama facility in order to assist in the production of the FEMA units mentioned above. As of the quarter ended October 1, 2005, the Company has incurred $157 in capital expenditures in conjunction with reopening the Winfield facility. The Company is continuing to evaluate its options regarding capacity and expects the Winfield facility to remain open to fulfill anticipated demand as the Gulf Coast region is re-built following the hurricane damages.

Outlook
For 2005, the Company expects the manufactured housing industry will post a strong increase over 2004 shipments due largely to the impact of FEMA orders after hurricanes devastated housing in many areas in the Gulf Coast region. Industry sources indicate the manufactured housing industry will provide around 15,000 homes for FEMA by the end of 2005 compared to 4,000 homes for 2004. Cavalier has entered into contracts to build approximately 2,400 single-section homes as part of FEMA's hurricane relief efforts of which 211 were shipped in the third quarter of 2005, with the remaining shipments expected to be completed by mid-December 2005. Beyond 2005, the Company believes the massive storm damage will create opportunities for both the industry and the Company's growth outside of the temporary housing supplied through FEMA orders in 2005. Cavalier expects that strain on conventional home building resources will likely cause some of those looking to replace damaged homes to consider manufactured housing as a viable alternative to traditional housing. The Company expects rebuilding efforts to impose greater strains on availability of certain building materials which will likely result in increased costs. Longer term, substantial entry of competitive lending capacity in the industry, which the Company believes is essential to support demand at higher levels, is needed for a meaningful expansion for the industry. The Company believes the steps taken to reduce its costs and lower its breakeven point coupled with the remaining deliveries under the FEMA contract have positioned Cavalier to continue with profitable operations in the fourth quarter of 2005. While the Company currently expects the results of operations for the fourth quarter of 2005 to be a profit, an alteration of the FEMA order or changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and extended commodity price increases could affect the results of operations of the Company.

Results of Operations
The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

                                                                            Quarter Ended
                                                         ------------------------------------------------------
STATEMENT OF OPERATIONS DATA                             October 1, 2005  September 25, 2004    Difference
                                                         ---------------- ------------------   ----------------
Revenue:
  Home manufacturing net sales                         $ 53,605          $56,945           $ (3,340)    -5.9%
  Financial services                                        942              647                295     45.6%
  Retail                                                  2,638            2,411                227      9.4%
                                                         ------           ------            --------
Total revenue                                            57,185   100.0%  60,003    100.0%   (2,818)    -4.7%
Cost of sales                                            45,852    80.2%  49,495     82.5%   (3,643)    -7.4%
                                                         -----  --------- ------ ---------- --------
     Gross profit                                        11,333    19.8%  10,508     17.5%      825      7.9%
                                                         ------ --------- ------ ---------- --------
Selling, general and administrative                       9,796    17.1%   9,377     15.6%      419      4.5%
                                                         ------ --------- ------ ---------- --------
Operating income                                          1,537     2.7%   1,131      1.9%      406     35.9%
                                                         ------ --------- ------ ---------- --------
Other income (expense):
   Interest expense                                        (256)   -0.4%    (260)    -0.4%        4      1.5%
   Other, net                                               198     0.3%      59      0.1%      139    235.6%
                                                         ------            -----            --------
                                                            (58)            (201)               143     71.1%
                                                         ------            -----            --------
Income  before income taxes                               1,479              930                549     59.0%
Income tax  provision                                        11               14                 (3)   -21.4%
Equity in earnings of equity-method investees               117              152                (35)   -23.0%
                                                         ------            -----            --------
Net income                                             $  1,585     2.8% $ 1,068      1.8% $    517     48.4%
                                                          =====            =====            ========


                                                                          Year-to-Date Ended
                                                        -----------------------------------------------------
STATEMENT OF OPERATIONS DATA                            October 1, 2005  September 25, 2004   Difference
                                                        ---------------- ----------------- ------------------
Revenue:
  Home manufacturing net sales                         $164,822         $150,353           $ 14,469      9.6%
  Financial services                                      2,236            1,868                368     19.7%
  Retail                                                  7,095            5,903              1,192     20.2%
                                                        -------          -------            --------
Total revenue                                           174,153   100.0% 158,124    100.0%   16,029     10.1%
Cost of sales                                           145,157    83.4% 131,305     83.0%   13,852     10.5%
                                                        ------- --------- ------- ---------  --------
     Gross profit                                        28,996    16.6%  26,819     17.0%    2,177      8.1%
                                                        ------- --------- ------ ---------- --------
Selling, general and administrative                      27,985    16.1%  28,033     17.7%      (48)    -0.2%
Impairment and other related charges                      1,021     0.6%      -       0.0%    1,021
                                                        -------  -------- ------ ---------- --------
Operating loss                                              (10)    0.0%  (1,214)    -0.8%    1,204     99.2%
                                                        -------  --------- ------ --------- --------
Other income (expense):
   Interest expense                                        (812)   -0.5%    (849)    -0.5%       37      4.4%
   Other, net                                               463     0.3%     150      0.1%      313    208.7%
                                                           ----            -----            --------
                                                           (349)            (699)               350     50.1%
                                                           ----            -----            --------
Loss before income taxes                                   (359)          (1,913)             1,554     81.2%
Income tax  provision (benefit)                             (74)              23                (97)    N/A
Equity in earnings of equity-method investees               485              523                (38)    -7.3%
                                                           ----            -----            --------
Net income (loss)                                      $    200     0.1% $(1,413)    -0.9% $  1,613     N/A
                                                           ====            =====            ========

/TABLE>]

                                                                                     Quarter Ended
                                                                          ------------------------------------
OPERATING DATA                                                            October 1, 2005   September 25, 2004
                                                                          ----------------- ------------------
Home manufacturing sales:
Floor shipments                                                           2,321               2,720
Home shipments
  Single section                                                            468      33.7%      580     35.3%
  Multi section                                                             921      66.3%    1,063     64.7%
                                                                          ------ ---------- --------  -------
Total shipments                                                           1,389     100.0%    1,643    100.0%

Shipments to company owned retail locations                                 (42)     -3.0%      (39)    -2.4%

FEMA shipments                                                             (211)    -15.2%     (309)   -18.8%
                                                                          ------            --------
Wholesale shipments to independent retailers                              1,136      81.8%    1,295     78.8%
                                                                          ====== ========== ========  =======
Retail sales:
  Single section                                                             15      27.3%       11     20.4%
  Multi section                                                              40      72.7%       43     79.6%
                                                                          ------ ---------- --------  -------
Total sales                                                                  55     100.0%       54    100.0%
                                                                          ====== ========== ========  =======
Cavalier produced homes sold                                                 50      90.9%       49     90.7%
                                                                          ====== ========== ========  =======
Used homes sold                                                               5       9.1%        5      9.3%
                                                                          ====== ========== ========  =======
Other operating data:

Installment loan purchases                                             $  13,204           $  7,636

Capital expenditures                                                   $     451           $    126

Home manufacturing facilities (operating)                                     7                   7

Independent exclusive dealer locations                                      115                 128

Company-owned retail locations                                                4                   3

                                                                                 Year-to-Date Ended
                                                                          ------------------------------------
OPERATING DATA                                                            October 1, 2005   September 25, 2004
                                                                          ----------------- ------------------
Home manufacturing sales:
Floor shipments                                                           7,835               7,419
Home shipments
  Single section                                                            940      21.5%      953     22.9%
  Multi section                                                           3,424      78.5%    3,214     77.1%
                                                                          ------ ---------- --------  -------
Total shipments                                                           4,364     100.0%    4,167    100.0%

Shipments to company owned retail locations                                (159)     -3.6%     (127)    -3.0%

FEMA shipments                                                             (211)     -4.8%     (309)    -7.4%
                                                                          ------            --------
Wholesale shipments to independent retailers                              3,994      91.5%    3,731     89.5%
                                                                          ====== ========== ========  =======
Retail sales:
  Single section                                                             46      29.9%       35     25.0%
  Multi section                                                             108      70.1%      105     75.0%
                                                                          ------ ---------- --------  -------
Total sales                                                                 154     100.0%      140    100.0%
                                                                          ====== ========== ========  =======
Cavalier produced homes sold                                                141      91.6%      124     88.6%
                                                                          ====== ========== ========  =======
Used homes sold                                                              13       8.4%       16     11.4%
                                                                          ====== ========== ========  =======
Other operating data:

Installment loan purchases                                             $ 31,978            $24,802

Capital expenditures                                                   $    832            $   416

Home manufacturing facilities (operating)                                     7                  7

Independent exclusive dealer locations                                      115                128

Company-owned retail locations                                                4                  3

Quarter ended October 1, 2005 and September 25, 2004

Revenue
Revenue for the third quarter of 2005 totaled $57,185, decreasing $2,818, or 4.7%, from 2004's third quarter revenue of $60,003. Home manufacturing net sales accounted for virtually the entire decrease, falling to $53,605. Home manufacturing net sales for the third quarter of 2004 were $56,945. Home shipments decreased 15.5%, with floor shipments decreasing by 14.7%. Cavalier attributes the decrease in net sales and shipments primarily to the disruptions in transportation and infrastructure caused by Hurricanes Katrina and Rita across Alabama, Louisiana, Mississippi and Texas, as well as to restrictions by FEMA on its shipments, which prevented the Company from delivering a number of finished homes at the end of the quarter which effects were somewhat offset due to higher comparable selling prices which began to recover the steady increases in raw material costs. Multi-section home shipments, as a percentage of total shipments, were 66.3% in the third quarter of 2005 as compared to 64.7% in 2004. Of these shipments, excluding FEMA units, 63.0% in 2005 and 55.5% in 2004 were to exclusive dealers. Actual shipments of homes for the third quarter of 2005 were 1,389 versus 1,643 in 2004. Cavalier entered into contracts to build approximately 2,400 single-section homes for FEMA as part of FEMA's hurricane relief efforts. During the third quarter, Cavalier shipped 211 homes under these agreements, and all deliveries against these contracts are expected to be completed by mid-December. Last year, the Company had contracts to deliver 1,023 FEMA homes and shipped 309 homes under those agreements in the third quarter of 2004. Inventory of the Company's product at all retail locations, including Company-owned retail sales centers, decreased to approximately $81,000 at October 1, 2005 from $94,000 a year ago.

In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft. Worth, Texas, which accounted for about 10% of total revenue and 11% of floor shipments in 2004. Cavalier hopes to retain around 15% - 25% of the sales base from its Ft. Worth facility through continued shipments from its other manufacturing facilities.

Revenue from the financial services segment increased 45.6% to $942 for the third quarter of 2005 compared to $647 in 2004. The revenue increase is primarily due to higher rates earned on sold loans generally from an increased volume of land/home loans sold. During the third quarter of 2005, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts totaling $13,204 and sold installment contracts totaling $9,395. In the same period of 2004, CIS purchased contracts of $7,636 and sold installment contracts totaling $9,631. CIS does not retain the servicing function and does not earn the interest income on these re-sold loans. The increase in the installment loan portfolio at October 1, 2005 is primarily due to a higher volume of land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at October 1, 2005, is $7,178 of land/home loans, of which $852 have been sold subsequent to the end of the quarter through October 27, 2005. At September 25, 2004, the Company's installment loan portfolio included $1,044 of land/home loans.

Revenue from the retail segment was $2,638 for the third quarter of 2005 compared to $2,411 for 2004, an increase of $227 due primarily to sales at the North Carolina retail location that was opened in October 2004.

Gross Profit
Gross profit was $11,333, or 19.8% of total revenue, for the third quarter of 2005, versus $10,508, or 17.5%, in 2004, an increase of $825. The increase in gross profit and gross margin is primarily the result of higher comparable sales prices beginning to recover the steady increases in raw material costs taking place over the past year. The Company has experienced price increases in substantially all raw materials (certain prices continue to increase) and overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices).

Selling, General and Administrative
Selling, general and administrative expenses during the third quarter of 2005 were $9,796, or 17.1% of total revenue, compared to $9,377 or 15.6% in 2004, an increase of $419. Selling, general and administrative expenses included a $384 increase in advertising and promotion cost, including sales salaries and commissions, a $479 increase in salaries and incentive compensation and a $231 increase in losses on the Company's installment loan portfolio, including homes repossessed. These increases were offset by a $332 reduction in warranty service expense and a decrease of $315 in accounting and auditing fees associated with compliance efforts under Section 404 of the Sarbanes-Oxley Act of 2002.

Operating Income (Loss)
Operating income for the quarter was $1,537 compared to $1,131 in the third quarter of 2004. Segment operating results were as follows: (1) Home manufacturing operating income, before intercompany eliminations, was $2,816 in the third quarter of 2005 as compared to $2,440 in 2004. The increased home manufacturing operating income is primarily due to improved gross profit as discussed above. (2) Financial services operating income was $225 in the third quarter of 2005 as compared to $226 in 2004. The revenue increase from the financial services segment was offset primarily by increases in losses on the Company's installment loan portfolio as discussed above. (3) The retail segment's operating loss was $70 in the third quarter of 2005 compared to profit of $3 in 2004. (4) General corporate operating expense, which is not identifiable to a specific segment, decreased from $1,512 in the third quarter of 2004 to $1,401 in 2005.

Other Income (Expense)
Interest expense remained consistent primarily due to decreased interest charges on lower debt amounts outstanding on Industrial Development Revenue Bonds and the real estate term loan offset by increased interest charges on amounts outstanding under the retail floor plan agreement in 2005 of which lower amounts were outstanding in 2004.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net increased $139 primarily due to higher interest income rates earned in 2005 on invested funds.

Income before Income Taxes
The Company's pre-tax profit for the third quarter was $1,479 compared to a pre-tax profit of $930 in the third quarter of 2004, an improvement of $549, primarily as a result of the factors discussed above under gross profit and selling, general and administrative expenses.

Income Taxes
During the third quarter of 2005, the Company recorded an income tax provision of $11 for state income taxes payable for certain subsidiaries. The Company did not record any federal income tax benefit for net operating losses in the year-to-date period of 2004 because management believed it was not appropriate to record income tax benefits on losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109 Accounting for Income Taxes. The Company did not record an income tax provision for the third quarter of 2005 earnings due to the availability of net operating loss carry forwards.


Equity in Earnings of Equity-Method Investees
The Company's equity in earnings of equity-method investees was $117 for the third quarter of 2005 compared to $152 in 2004. The overall decrease was due primarily to lower earnings of one equity-method investee in 2005 compared to the third quarter of 2004.

Net Income (Loss)
Net income for the third quarter of 2005 was $1,585 or $0.09 per diluted share compared with net income in the prior-year period of $1,068 or $0.06 per diluted share.

Year-to-date ended October 1, 2005 and September 25, 2004

Revenue
Revenue for the first nine months of 2005 totaled $174,153, increasing $16,029, or 10.1%, from 2004's first nine month's revenue of $158,124. Home manufacturing net sales accounted for virtually the entire increase, rising to $164,822. Home manufacturing net sales for the first nine months of 2004 were $150,353. Home shipments increased 4.7%, with floor shipments increasing by 5.6%. Cavalier attributes the increase in net sales to higher comparable selling prices which began to recover the steady increases in raw material costs coupled with a higher level of homes shipped. The Company believes the increase in shipments primarily to aggressive marketing efforts by the Company, including a special dealer incentive program. Multi-section home shipments, as a percentage of total shipments, were 78.5% in the first nine months of 2005 as compared to 77.1% in 2004. Of these shipments, excluding FEMA units, 62.0% in 2005 and 56.9% in 2004 were to exclusive dealers. Actual shipments of homes for the first nine months of 2005 were 4,364 versus 4,167 in 2004. Inventory of the Company's product at all retail locations, including Company-owned retail sales centers, decreased to approximately $81,000 at October 1, 2005 from $94,000 a year ago.

In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft. Worth, Texas, which accounted for about 10% of total revenue and 11% of floor shipments in 2004. Cavalier hopes to retain around 15% - 25% of the sales base from its Ft. Worth facility through continued shipments from its other manufacturing facilities.

Revenue from the financial services segment increased 19.7% to $2,236 for the first nine months of 2005 compared to $1,868 in 2004. The revenue increase is primarily due to higher rates earned on sold loans generally from an increased volume of land/home loans sold. During the first nine months of 2005, CIS purchased contracts totaling $31,978 and sold installment contracts totaling $23,843. In the same period of 2004, CIS purchased contracts of $24,802 and sold installment contracts totaling $25,539. CIS does not retain the servicing function and does not earn the interest income on these re-sold loans. The increase in the installment loan portfolio at October 1, 2005 is primarily due to a higher volume of land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at October 1, 2005, is $7,178 of land/home loans, of which $852 have been sold subsequent to the end of the quarter through October 27, 2005. At September 25, 2004, the Company's installment loan portfolio included $1,044 of land/home loans.

Revenue from the retail segment was $7,095 for the first nine months of 2005 compared to $5,903 for 2004, an increase of $1,192 primarily due to sales at the North Carolina retail location that was opened in October 2004.

Gross Profit
Gross profit was $28,996, or 16.6% of total revenue, for the first nine months of 2005, versus $26,819, or 17%, in 2004. The $2,177 increase in gross profit is primarily the result of higher sales volume in the first nine months of 2005 compared to 2004. The Company has experienced price increases in substantially all raw materials (certain prices continue to increase) overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices), and production inefficiencies associated with the recent closure of the Company's plant in Ft. Worth, Texas. The Company recorded reductions in revenue in conjunction with a special dealer incentive program, which reduced gross margin about 1.4% for 2005.

Selling, General and Administrative
Selling, general and administrative expenses during the first nine months of 2005 were $27,985, or 16.1% of total revenue, compared to $28,033 or 17.7% in 2004, a decrease of $48. Selling, general and administrative expenses included a $1,221 increase in salaries and incentive compensation, a $711 increase in advertising and promotion cost, including sales salaries and commissions, and a $534 increase in losses on the Company's installment loan portfolio, including homes repossessed. These increases were offset by a $1,041 decrease in the provision for the reserve for repurchase commitments, a $1,256 reduction in warranty and service expense and an increased gain on sales of property, primarily in Ft. Worth, Texas of $580.

Impairment and Other Related Charges
In February 2005, the Company announced its decision to close and subsequent closure of an underperforming home manufacturing plant in Ft. Worth, Texas. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service during the period. The Company has now incurred the total amount of employee service severance costs expected to be incurred. During 2005, the Company recorded impairment and other related charges of $1,021 ($1,021 after tax or $0.06 per diluted share) related to the closing of the Ft. Worth facility, including $878 for involuntary termination benefits and $143 associated with the write-down of property, plant and equipment. There were no such charges in the comparable 2004 period. The Company sold the entire Ft. Worth facility in June 2005.

Operating Income (Loss)
Operating loss for the first nine months was $10 compared to $1,214 in the first nine months of 2004. Segment operating results were as follows: (1) Home manufacturing operating income, before intercompany eliminations, was $4,347 in the first nine months of 2005 as compared to $2,444 in 2004. The increased home manufacturing operating income is primarily due to lower selling, general and administrative expenses, improved gross profit partially offset by impairment and other related charges mentioned above. (2) Financial services operating income was $78 in the first nine months of 2005 as compared to income of $451 in 2004 in part due to an increase in losses on the Company's installment loan portfolio. (3) The retail segment's operating loss was $7 in the first nine months of 2005, an improvement from a loss of $26 in 2004 primarily due to improved sales as discussed above. (4) General corporate operating expense, which is not identifiable to a specific segment, increased from $3,938 in the first nine months of 2004 to $4,068 in 2005.

Other Income (Expense)
Interest expense remained consistent primarily due to decreased interest charges on lower debt amounts outstanding on Industrial Development Revenue Bonds and the real estate term loan offset by increased interest charges on amounts outstanding under the retail floor plan agreement in 2005 of which lower amounts were outstanding in 2004.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net increased $313 due to higher interest income rates earned in 2005 on invested funds.

Loss before Income Taxes
The Company's pre-tax loss for the first nine months was $359 compared to a pre-tax loss of $1,913 in the first nine months of 2004, an improvement of $1,554 which primarily is due to the factors discussed above under gross profit, selling, general and administrative expenses, and impairment and other related charges.

Income Taxes
During the first nine months of 2005, the Company recorded an income tax benefit of $3 for state income taxes receivable for certain subsidiaries, recognized an income tax benefit of $132 representing settlement of prior year state tax matters, and recorded an income tax provision of $61 for settlement of prior year federal income taxes payable. The Company did not record any federal income tax benefit for net operating losses in the year-to-date period of 2004 because management believed it was not appropriate to record income tax benefits on losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109 Accounting for Income Taxes. The Company did not record an income tax provision for the third quarter of 2005 earnings due to the availability of net operating loss carryforwards.


Equity in Earnings of Equity-Method Investees
The Company's equity in earnings of equity-method investees was $485 for the first nine months of 2005 compared to $523 in 2004. The overall decrease was due primarily to lower earnings of one equity-method investee in 2005 compared to 2004.

Net Income (Loss)
Net income for the first nine months of 2005 was $200 or $0.01 per diluted share compared with a net loss in the prior-year period of $1,413 or $0.08 per diluted share.

Liquidity and Capital Resources

                                                                                 Balances as of
                                                              --------------------------------------------------
(dollars in thousands)                                           October 1, 2005            December 31, 2004
                                                              ----------------------      ----------------------
Cash, cash equivalents & certificates of deposit            $                14,394    $                 31,674
Working capital                                             $                14,403    $                 12,967
Current ratio                                                              1.3 to 1                    1.3 to 1
Long-term debt                                              $                 7,931    $                 11,400
Ratio of long-term debt to equity                                          0.2 to 1                    0.3 to 1
Installment loan portfolio                                  $                16,017    $                  8,839


Operating activities used net cash of $18,728 and $14,050 during the first nine months of 2005 and 2004, respectively, primarily due to increased levels of accounts receivable, inventory, and the Company's installment loan portfolio, somewhat offset by an increase in accounts payable.

A portion of the increase in accounts receivable and reduction in cash and cash equivalents from year end to other quarter end periods is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables, resulting in higher year end cash balances. At October 1, 2005, accounts receivable included $7,402 receivable under the FEMA contract, of which $6,200 was collected subsequent to quarter end. Additionally, at the end of 2004, the Company had an outstanding receivable under the FEMA contract of $2,513, all of which was collected in the first half of 2005.

The Company's inventory levels, taking into account the number of operating facilities, are historically lower at year end during the idle period and return to normal levels at the end of the first quarter of the year which also results in an increased level of accounts payable with respect to raw materials purchases. Also, at the end of the third quarter of 2005, the Company had increased levels of inventory in anticipation of fulfilling the outstanding FEMA order and as a result of disruptions in transportation and infrastructure caused by Hurricanes Katrina and Rita across Alabama, Louisiana, Mississippi and Texas, as well as to restrictions by FEMA on its shipments, which prevented the Company from delivering a number of finished homes at the end of the quarter.

Historically, the FEMA receivables are outstanding for a longer than normal period of time. In order to fund the Company's short term cash needs required to fulfill the outstanding FEMA order, the Company borrowed $17,500 from its principal line of credit, subsequent to quarter end.

During the first nine months of 2005, the Company paid out charges for involuntary termination benefits of $878 as discussed above related to the closing of the Ft. Worth, Texas home manufacturing facility. There were no comparable payments in the 2004 period, and the Company does not expect to incur any additional impairment charges relating to the Ft. Worth, Texas facility.

The Company's capital expenditures were $832 for the nine months ended October 1, 2005, as compared to $416 for the comparable period of 2004. Capital expenditures during these periods included normal property, plant and equipment additions and replacements and $157 of capital expenditures incurred in conjunction with reopening the Winfield, Alabama facility in 2005. The Company estimates that it will incur an additional $300 - 400 in capital expenditures related to reopening the Winfield facility.

The increase in the installment loan portfolio at October 1, 2005 is primarily due to a higher volume of land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at October 1, 2005, is $7,178 of land/home loans, of which $852 have been sold subsequent to the end of the quarter through October 27, 2005. At September 25, 2004, the Company's installment loan portfolio included $1,044 of land/home loans. As the Company increases its land/home loan purchases, short term cash requirements will increase due to the length of time involved in consummating the sales transaction. The Company expects to utilize cash on hand to fund these loan purchases.

During the first nine months of 2005, the Company completed the sale of certain assets, including real property associated with the closed Ft. Worth, Texas facility and two previously idled retail locations, for $3,537. In accordance with the terms of the Company's credit facility, a portion ($2,350) of the proceeds from these sales were used to pay down the real estate term loan.

The Company entered into a retail floor plan agreement during the third quarter of 2004 for its Company-owned retail stores. The borrowings under this agreement increased from December 31, 2004 by $1,365.

The decrease in long-term debt for the first nine months of 2005 was due to scheduled principal payments of $1,340 and a $2,350 pay-down on the real estate term loan using a portion of the proceeds from the sales mentioned above. The decrease in long-term debt for the first nine months of 2004 was due to scheduled principal payments and a $1,696 pay-down on the real estate term loan using a portion of the proceeds from sale of a manufacturing facility in January 2004.

Historically, the Company has funded its operating activities with cash flows from operations supplemented by available cash on hand and, when necessary, funds from its principal line of credit. During the industry downturn, the Company has benefited from the proceeds from sales of idle facilities as a replacement source of funds due to net operating losses. Currently, the Company has two previously idled facilities that are being marketed for sale; however, the Company cannot predict when or at what amounts the facilities will ultimately be sold.

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

In response to industry market conditions, the Company has closed 17 home manufacturing facilities since 1999. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. Altogether, the Company has had a net reduction in its production and administrative workforce of approximately 66% since December 31, 1998. The Company is continuing to evaluate its options regarding capacity, cost and overhead expense, the need for further plant, retail and other consolidations, reductions, idling and closings and methods designed to address the Company's financial performance, including cash flows, in light of current and developing market and business conditions.

On October 25, 2005, the Company amended its credit facility (the "Credit Facility") with its primary lender to provide for an available revolving line of credit during the period of October 25, 2005 through June 30, 2006 (the "temporary advance period") of $25,000, effectively waiving temporarily the tangible net worth requirement listed below. Additionally, the capital expenditure covenant was modified to allow for capital expenditures of $2,000 for the year ended December 31, 2005. The maturity date under the revolving line of credit remains at April 2007.

The Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000, which are cross-secured and cross-defaulted. Upon expiration of the temporary advance period, the amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2003, as noted in the following table.

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
                                $38,000 - $23,000             $15,000 to zero (dollar
                                                              for dollar reduction)

At October 1, 2005, prior to amendment of the Credit Facility, $7,991 under the revolving line of credit was available after deducting letters of credit of $7,009. The Company did not have any amounts outstanding under the revolving line of credit at October 1, 2005, and December 31, 2004. Subsequent to quarter end, the Company borrowed $17,500 from its principal line of credit, in order to fund the Company's short term cash needs required to fulfill the outstanding FEMA order. The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

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

The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $4,280 and $6,857 was outstanding at October 1, 2005 and December 31, 2004, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $2,000 for the year ended December 31, 2005 and $1,000, thereafter. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than
1.35 to 1 commencing with the year ending December 31, 2005 and 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At October 1, 2005, the Company was in compliance with its debt covenants.

The Company has $2,436 and $1,071 of notes payable under a floor plan agreement at October 1, 2005 and December 31, 2004, respectively. The notes are collateralized by certain Company-owned retail stores' new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

The Company has $5,135 at October 1, 2005 and $6,248 at December 31, 2004 outstanding under Industrial Development Revenue Bond issues which are collateralized by certain plant facilities and equipment.

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

The Company currently believes existing cash and funds available under the Credit Facility, together with cash provided by operations, including expected payments on outstanding receivables related to the FEMA order, will be adequate to fund the Company's operations and plans for the next twelve months. However, there can be no assurances to this effect. If it is not, or if the Company is unable to remain in compliance with its covenants under its Credit Facility, the Company would seek to maintain or enhance its liquidity position and capital resources through modifications to or waivers under the Credit Facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond the control of the Company.

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

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consisted of fixed rate contracts with interest rates generally ranging from 7.0% to 15.0% and an average original term of 267 months at October 1, 2005. The Company estimated the fair value of its installment contracts receivable at $16,263 using discounted cash flows and interest rates offered by CIS on similar contracts at October 1, 2005.

The Company has one industrial development revenue bond issue and a revolving line of credit (of which no amounts were outstanding at October 1, 2005) that are exposed to interest rate changes. Since these borrowings are floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has four industrial development revenue bond issues at fixed interest rates. The Company estimated the fair value of its debt instruments at $8,980 using rates at which the Company believes it could have obtained similar borrowings at October 1, 2005.

Item 4:  Controls and Procedures

As described in the Explanatory Note preceding Item 9A, "Controls and Procedures" in the Company's Form 10-K/A (the "Form 10-K/A"), filed by the Company with the Commission on May 2, 2005, the Company amended its Annual Report on Form 10-K for the period ended December 31, 2004, filed March 31, 2005, to include Management's Report on Internal Control Over Financial Reporting and the Report of Independent Registered Public Accounting Firm required in Item 9A, "Controls and Procedures." Based on the evaluation conducted by management of the Company as set forth in Item 9A of the Form 10-K/A, the Company's chief executive officer and chief financial officer concluded that, as of December 31, 2004, the disclosure controls and procedures of the Company were not effective due to the material weakness discussed in the Form 10-K/A. As discussed below, management of the Company has concluded that the material weakness identified in its Form 10-K/A for the period ended December 31, 2004 also exists as of October 1, 2005, which is the end of the period covered by this report.

Evaluation of Disclosure Controls and Procedures
The Company maintains a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures in this report, as well as to safeguard assets from unauthorized use or disposition. Management of the Company, under the supervision of and with the participation of the chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), as of October 1, 2005. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that, as of October 1, 2005, which is the end of the period covered by this report, the disclosure controls and procedures of the Company were not effective due to the material weakness discussed below which was also identified at December 31, 2004.

Changes in Internal Controls Over Financial Reporting
Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of October 1, 2005, using the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. In completing its assessment, management identified the following material weakness, which was also identified at December 31, 2004, in the design of internal control: the Company had a limited number of personnel within its accounting function to identify, research, review and conclude on non-routine or complex accounting matters. As a result of this material weakness, management has concluded that, as of October 1, 2005, internal control over financial reporting was not effective based on the COSO Framework.

Specific initiatives with respect to the Company's disclosure controls and procedures have been and/or will be undertaken to address the material weakness described below and include the following:

    (1) Employ additional staff - During 2004, the Company's financial reporting staff were over-extended due to the unanticipated time constraints of the compliance efforts associated with Section 404 of the Sarbanes-Oxley Act of 2002. The Company did not expect to be classified as an accelerated filer for the December 31, 2004 year end, and as such, had performed limited procedures to prepare for compliance with Section 404 until the last half of 2004. Additionally, the Company did not anticipate the expansive scope of internal control testing that ultimately was required for the 2004 year end. Since December 31, 2004, the Company has hired three professional staff devoted full-time to its Section 404 compliance efforts and continues to search for an additional staff member with computer controls testing expertise. The Company has engaged a professional services firm with computer controls expertise to assist management in its risk assessment process in the area of computer controls. Additionally, subsequent to the end of the third quarter of 2005, the Company has employed an individual with significant accounting experience within the Corporate Accounting Department to fill a position left vacant during the second quarter of 2005.

    (2) Train staff on the application of accounting pronouncements - During 2005, the Company's financial reporting staff has placed additional emphasis on continuing education, research and documentation of accounting pronouncements. To date, staff members have attended several accounting pronouncement update classes and subscribed to a well-recognized accounting literature publisher's research software.

    (3) Engage outside professional accounting services on an as needed basis to assist in accounting for non-routine or complex accounting matters - To date during 2005, the Company has engaged outside professional accounting services on certain financial reporting matters. During the third quarter of 2005, the Company has engaged a professional services firm with appropriate expertise to perform similar services as the need arises under a formal arrangement.

During the first quarter of 2005, the Company's Nashville, North Carolina manufacturing facility converted from its legacy system to SAP for its Enterprise Resource Planning ("ERP") software. This facility was the final home manufacturing location to convert to SAP, the Company's primary ERP system. In performing the conversion, the Company adopted the controls and procedures in place at its other facilities which had previously converted to SAP. During the second quarter of 2005, the Company upgraded its security file servers to Windows 2003 from Windows NT4, which improved the Company's network security. The Nashville SAP conversion and the Windows 2003 conversion are the only internal control changes that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting since December 31, 2004.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

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

Item 5: Other Information

On September 16, 2005, the Company filed a Current Report on Form 8-K, related to the engagement of a new independent registered public accounting firm, which can be reviewed for additional information.

Subsequent to quarter end, the Company borrowed $17,500 from its principal line of credit, in order to fund the Company's short term cash needs required to fulfill the outstanding FEMA order. See Note 7 and the "Liquidity and Capital Resources" section for revolving line of credit agreement terms.

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

Date: November 10, 2005                    /s/ David A. Roberson
                                           ------------------------------------
                                           David A. Roberson - President
                                           and Chief Executive Officer

Date: November 10, 2005                    /s/ Michael R. Murphy
                                           ------------------------------------
                                           Michael R. Murphy -
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)

   TABLE>

                               PART II. - EXHIBIT 11
                       CAVALIER HOMES, INC. AND SUBSIDIARIES
                 COMPUTATION OF NET INCOME (LOSS) PER COMMON SHARE


                                                                                                    Quarter Ended
                                                                                          ------------------------------------
                                                                                             October 1,         September 25,
                                                                                               2005                 2004
                                                                                          ----------------     ---------------
   Net income                                                                          $        1,585,000   $        1,068,000
                                                                                          ================     ===============
 SHARES:
   Weighted average common shares outstanding - basic                                          18,111,850           17,935,730
   Dilutive effect if stock options were exercised                                                253,067              250,806
                                                                                          ----------------     ---------------
   Weighted average common shares outstanding - diluted                                        18,364,917           18,186,536
                                                                                          ================     ===============
   Basic and diluted income per share:
   Net income                                                                          $             0.09   $             0.06
                                                                                          ================     ===============


                                                                                                       Year-to-Date Ended

                                                                                          -------------------------------------
                                                                                             October 1,         September 25,
                                                                                               2005                 2004
                                                                                          ----------------     ---------------
   Net income (loss)                                                                   $          200,000   $       (1,413,000)
                                                                                          ================     ===============
 SHARES:
   Weighted average common shares outstanding - basic                                          18,059,530           17,845,967
   Dilutive effect if stock options were exercised                                                243,009                    -
                                                                                          ----------------     ---------------
   Weighted average common shares outstanding - diluted                                        18,302,539           17,845,967
                                                                                          ================     ===============
   Basic and diluted income (loss) per share:

   Net income (loss)                                                                  $              0.01   $            (0.08)
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


Date: November 10, 2005                    /s/ David A. Roberson
                                           ------------------------------------
                                           David A. Roberson
                                           President and Chief Executive Officer

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


Date: November 10, 2005                    /s/ Michael R. Murphy
                                           ---------------------
                                           Michael R. Murphy
                                           Chief Financial Officer

                                  EXHIBIT 32(a)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended October 1, 2005 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  November 10, 2005                   By:      /s/ David A. Roberson
                                           ------------------------------------
                                           David A. Roberson
                                           President and Chief Executive Officer


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

                                  EXHIBIT 32(b)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended October 1, 2005 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  November 10, 2005                   By:      /s/ Michael R. Murphy
                                           ------------------------------------
                                           Michael R. Murphy
                                           Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Cavalier Homes, Inc. and will be retained by Cavalier Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.