Form 10-K
period 2005-12-31
CAVALIER HOMES INC
filed 2006-03-16
CIK 789863

UNITED STATES
                       SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    FORM 10-K
                                    ---------

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 2005
         -------------------------------------------
                                                         OR
[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934
         For the transition period from                   to
                                        ------------------   -----------------

                          Commission File Number 1-9792

                               Cavalier Homes, Inc.
                               ---------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                        63-0949734
       --------                                        -----------
(State or other jurisdiction of                       (IRS Employer
incorporation or organization)                        Identification No.)

                  32 Wilson Boulevard 100, Addison, Alabama 35540
                 --------------------------------------------------
                (Address of principal executive offices) (Zip Code)

                                 (256) 747-9800
                                 ---------------
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class              Name of each exchange on which registered
    -------------------              -----------------------------------------
Common Stock, $0.10 Par Value               American Stock Exchange

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes __ No X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes __ No X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.

    Large accelerated filer_    Accelerated filer X     Non- accelerated filer _

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).  Yes  __ No X

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the closing price of such stock on the American Stock Exchange as of July 2, 2005, was $79,195,479.

    The number of shares outstanding of each of the registrant's classes of common stock, as of March 13, 2006.
                     Common, $0.10 par value: 18,303,905
                     ------------------------

                       Documents Incorporated by Reference
  Part III of this report incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 23, 2006.

                              CAVALIER HOMES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2005

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

The Company has three reportable segments, home manufacturing, financial services, and retail. The Company's reportable segments are organized around products and services. Revenue, operating income (loss), identifiable assets and other financial data of the Company's industry segments for the three years ended December 31, 2005 are contained in Note 12 of Notes to Consolidated Financial Statements in Part II.

In February 2005, the Company announced its decision to close, and subsequently closed an underperforming home manufacturing plant in Ft. Worth, Texas, which accounted for about 10% of total revenue and 11% of floor shipments in 2004.

During 2005, the Company entered into agreements as a subcontractor to provide 2,638 homes to the Federal Emergency Management Agency ("FEMA") as part of that agency's hurricane relief efforts. In September 2005, the Company re-opened its Winfield, Alabama facility in order to assist in the production of the FEMA units.

Home Manufacturing Operations
At December 31, 2005, the Company owned seven home manufacturing facilities (excluding idled facilities) engaged in the production of manufactured homes, one plant that manufactures laminated wallboard and a cabinet manufacturing operation. See "Item 2. Properties." The Company's operating home manufacturing facilities normally function on a single-shift, five-day week basis with the approximate annual capacity to produce 19,000 floors depending on model mix and geographic demand.

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

The following table sets forth certain sales information for 2005, 2004, and 2003:


                                                                      For the Year Ended December 31,
                                                       ----------------------------------------------------------------------------
                                                          2005                    2004                 2003
                                                       ----------              ----------          ----------
Number of homes sold:
Floor shipments:
              Floor shipments continuing operations         11,141               9,611                10,909
            Floor shipments discontinued operations            148               1,161                 1,502
                                                       ------------            ---------            ---------
Total floor shipments                                       11,289              10,772                12,411
                                                       ============            =========            =========
Home shipments:
               Single section continuing operations          3,201       44%     1,874       30%         859         13%
             Single section discontinued operations             20        0%        75        1%          14          0%
                Multi section continuing operations          3,941       55%     3,844       60%       5,025         76%
              Multi section discontinued operations             64        1%       543        9%         744         11%
                                                       ------------    ------- ---------   -------   --------      -------
Total shipments                                              7,226      100%     6,336      100%       6,642        100%
                                                       ============    ======= =========   =======   =========     =======

The Company designs and manufactures a wide range of homes with a focus on serving the low- to medium-priced manufactured housing market in the South Central and South Atlantic regions of the United States. Over the past five years, the Company has implemented plans to standardize parts and specifications to facilitate its ability to interchange production between home manufacturing facilities to better manage both order backlog and delivery cost. Additionally, basic product design and price point strategies are managed from an overall Company perspective to maximize dealer and retail customer penetration and minimize costs both from a manufacturing standpoint as well as for material purchases.

Construction of a home begins by welding steel frame members together and attaching axles, wheels and tires. The frame is then moved through the plant, stopping at a number of workstations where various components and sub-assemblies are attached. Certain sub-assemblies, such as floors, cabinets, ceilings and wall systems, are assembled at off-line workstations. It takes approximately two to four days to complete construction of a home. The completed home is sold ready for connection to customer-supplied utilities. The Company believes the efficiency gained in producing many homes of similar design and in a controlled manufacturing environment affords the Company faster completion time, greater consistency to specifications, and more predictable costs than a traditional site-built home.

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

The Company's component manufacturing subsidiaries provide most laminated wallboards and cabinets for its home manufacturing facilities. Additionally, certain of the Company's home manufacturing facilities currently purchase lumber and roof trusses from joint ventures in which the Company owns an interest. The Company believes prices obtained by the Company for these products, from the Company's joint ventures, are competitive with the Company's other sources of supply.

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

Products
The Company's homes include both single-section and multi-section models, with the substantial majority of such products being "HUD Code Homes" which are manufactured homes that meet the specifications of the National Manufactured Home Construction and Safety Standards Act of 1974, as amended, and administered by the U.S. Department of Housing and Urban Development ("HUD"). Additionally, the Company produced modular homes, which are constructed to either local or regional building codes. The sections of some of the modular homes we produce are built on wooden floor systems and transported on carriers that are subsequently removed when positioned at the home site. Single-section homes are 16 feet wide and 80 feet in length and contain approximately 1,200 square feet. The multi-section models consist of two or more floor sections that are joined at the home site, vary in length from 48 to 80 feet and contain approximately 1,200 to 2,300 square feet. The Company provided specialized homes for FEMA's disaster relief efforts in both 2004 and 2005. Disaster relief products were single-section homes 14 feet wide and 66 feet in length (2004) and 14 feet wide and 60 feet in length (2005) and contained approximately 900 square feet.

The Company currently offers approximately 500 different models of manufactured homes, including modular homes, with a variety of decors that are marketed under multiple brand names. The homes typically include a living room, dining area, kitchen, two to four bedrooms and two bathrooms. Each home contains a cook top/range and oven, refrigerator, microwave, dishwasher, water heater and central heating. Customers also may choose from available options including gas appliances, kitchen cabinets, and various decor packages, recessed frames for use with permanent foundations and wind load and thermal options for use in certain geographic areas.

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

The Company's inventory backlog was approximately $36,600 at December 31, 2005 compared to approximately $8,700 at December 31, 2004. The Company's inventory levels, taking into account the number of operating facilities, are historically lower at year end during the idle period and return to normal levels at the end of the first quarter of the year. However, inventory levels were higher than normal at December 31, 2005 due to restrictions by FEMA on its shipments, which prevented the Company from delivering a number of finished homes at year end.

Independent Dealer Network, Sales and Marketing
At December 31, 2005, the Company had 117 participating dealer locations selling the Company's homes under its Exclusive Dealer Program, which included four Company-owned retail locations. In addition, the Company markets its homes through approximately 190 active non-exclusive independent dealer locations.

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


                   As of December 31,                             2005      2004     2003
----------------------------------------------------------      -------   -------  --------

Number of independent exclusive dealer locations                   113       127       129

Percentage of manufactured home sales (excluding FEMA sales)        70%       62%       49%

Through its finance subsidiary, CIS Financial Services, Inc. ("CIS"), the Company purchases qualifying retail installment sales contracts primarily for manufactured homes sold through the Company's dealer network.

Approximately 93.2% of the Company's sales in 2005 (excluding FEMA) were to dealers operating sales centers in the Company's core states as follows: North Carolina - 15.3%, Louisiana - 12.6%, Alabama - 12.2%, Florida - 10.3%, Georgia - 10.6%, South Carolina - 8.5%, Mississippi - 7.5%, Missouri - 5.4%, Arkansas - 5.3%, Tennessee - 3.2%, and Oklahoma - 2.3%.

Generally, the Company has written agreements with its independent dealers, which may be terminated at any time by either party, with or without cause, after a short notice period. The Company does not have any control over the operations of, or financial interests in, any of its independent dealers, including any of its independent exclusive dealers. The largest independent dealer accounted for approximately 5.0% of sales in 2005, excluding FEMA-related sales. During 2005, hurricane disaster relief homes accounted for 25.6% of sales.

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

The Company's sales force is generally organized based on a geographic region with a regional sales manager and sales representatives who are compensated primarily on a commission basis. The sales representatives are charged with the day-to-day servicing of the needs of the Company's independent dealers, including its exclusive dealers. The Company markets its homes through product promotions, participation in regional manufactured housing shows, advertisements in local media and trade publications. As of December 31, 2005, the Company maintained a sales force of 28 full-time salesmen and four full-time general sales managers.

Retail Financing and Insurance Activities
A significant factor affecting sales of manufactured homes is the availability and terms of financing. CIS purchases qualifying retail installment sales contracts for manufactured homes sold primarily through the Company's dealer network. Through its wholly owned insurance agency, the Company sells commissioned insurance products primarily to retail purchasers of the Company's homes.

CIS seeks to provide competitive financing terms to customers of the Company's dealers. CIS currently offers various conventional loan programs which require a down-payment ranging from 5% to 20% of the purchase price. Repayment terms generally range from 180 to 360 months, depending upon the type of home and amount financed, the amount of the down payment and the customer's creditworthiness. CIS's loans are secured by a purchase money security interest in the manufactured home and, in certain instances, a mortgage on real property pledged as additional collateral. As of December 31, 2005, all of CIS's outstanding loans were secured. Loans purchased by CIS normally provide a fixed rate of interest with equal monthly payments and are non-recourse to the dealer.

The interest rates applicable to CIS's loan portfolio as of such date generally ranged from 8% to 14%, and the approximate weighted average annual percentage interest rate was 10.4%. Currently, CIS operates in most of the states in which the Company has independent exclusive dealers.

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

Beginning in 1998, the business focus of CIS changed from building, holding and servicing a portfolio of loans to purchasing loans from retail customers of its dealers that are subsequently sold to other financial institutions, with limited recourse. The recourse provisions obligate CIS to repurchase the loan from certain third party financial institutions if any of the first four payments on a loan become 90 days delinquent. The Company has never been obligated to repurchase the loans under the limited recourse provisions of these contracts. Additionally, the Company is growing its volume of land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. These loans are also sold to third party financial institutions. CIS does not retain the servicing function and does not earn interest income on those sold loans. Although the level of CIS's future activities cannot presently be determined, the Company expects to utilize internally generated working capital and amounts generated from sales of loans under the retail finance agreements discussed in the previous paragraph to fund the purchase of retail installment sale contracts on homes sold by the Company's dealers and may use borrowings to develop a portfolio of such installment sale contracts. The Company believes that its relationships with its dealers will assist the development of this business strategy.

The Company maintains a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on the Company's historical loss experience, current economic conditions and portfolio performance. Amounts provided for credit losses were $857, $75 and $354 in 2005, 2004, and 2003, respectively. Additionally, as a result of defaults, early payoffs and repossessions, net of recoveries, $842, $152 and $183 were charged against the reserve in 2005, 2004, and 2003, respectively. The reserve for credit losses at December 31, 2005 was $968 as compared to $953 at December 31, 2004 and $1,030 at December 31, 2003.

In 2005, 2004 and 2003, CIS repossessed 16, 14, and 15 homes. The Company's inventory of repossessed homes was 9 homes at December 31, 2005, as compared to 17 homes at December 31, 2004, and 10 homes at December 31, 2003. The Company's net losses resulting from repossessions on CIS purchased loans as a percentage of the average principal amount of such loans outstanding for fiscal 2005, 2004 and 2003 was 6.87%, 1.53% and 1.71%, respectively. There can be no assurance that the Company's future results with respect to delinquencies and repossessions will be consistent with its past experience.

The loan portfolio contains loans identified as presenting uncertainty with respect to collectibility (customers in bankruptcy). These loans totaled $631 (16 loans) and $502 (14 loans) at December 31, 2005 and 2004, respectively, and are excluded from the following two tables.

At December 31, 2005 and December 31, 2004, delinquencies, except for loans identified as presenting uncertainty with respect to collectibility, expressed as a percentage of the total number of installment sale contracts which CIS owned were as follows:


                    Total Number                               Delinquency Percentage
                                        ------------------------------------------------------------------------
December 31,         of Contracts          30 Days             60 Days            90 Days            Total
                   -----------------    ---------------    ----------------   ----------------  ----------------

       2005              320                     1.56%               0.00%              0.00%             1.56%

       2004              221                     2.72%               0.91%              2.72%             6.35%


At December 31, 2005 and December 31, 2004, delinquencies, except for loans identified as presenting uncertainty with respect to collectibility, expressed as a percentage of the total outstanding principal balance of installment sale contracts which CIS owned were as follows:

                     Total Value                                Delinquency Percentage
                                        ------------------------------------------------------------------------
December 31,         of Contracts          30 Days             60 Days            90 Days            Total
                   -----------------    ---------------    ----------------   ----------------  ----------------

       2005            $15,067                   1.46%               0.00%              0.00%             1.46%

       2004             $8,839                   3.02%               0.72%              3.39%             7.13%

Certain operating data relating to CIS are set forth in the following table:

                                                                  December 31,
                                             -------------------------------------------------------
                                                  2005                2004               2003
                                             ----------------    ---------------    ----------------
Total loans receivable                    $           15,067 $            8,839 $            10,114
Allowance for credit losses               $              968 $              953 $             1,030
Number of loans outstanding                              320                221                 259
Net loss ratio on average
   outstanding principal balance                       6.87%              1.53%               1.71%
Weighted average annual
   percentage rate                                     10.4%              11.0%               11.1%

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

The risk of loss under repurchase agreements is lessened by the fact that (i) sales of the Company's manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 5.0% of sales in 2005, excluding FEMA-related homes, (ii) the price the Company is obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 to 24 months) and (iii) the Company historically has been able to resell homes repurchased from lenders. As of December 31, 2005, the maximum amount for which the Company is contingently liable under such agreements was approximately $52,000 for which the Company had a recorded reserve for repurchase commitments of $1,270. See "Item 7. Management's Discussion and Analysis: Critical Accounting Estimates."

Quality Control, Warranties and Service
The Company believes the quality in materials and workmanship, continuous refinement in design and production procedures as well as price and other market factors, are important elements in the market acceptance of manufactured homes. The Company maintains a quality control inspection program at various production stages. The Company's manufacturing facilities and the plans and specifications of its HUD-code manufactured homes have been approved by a HUD-designated agency. An independent, HUD-approved third-party regularly inspects the Company's HUD-code manufactured homes for compliance during construction. Modular product is also inspected and/or certified on a state-by-state basis.

The Company provides the initial retail homebuyer with a one-year limited warranty against manufacturing defects in the home's construction. Warranty services after the sale are performed, at the expense of the Company, by Company personnel, dealers or independent contractors. Additionally, direct warranties often are provided by the manufacturers of specific components and appliances.

The Company generally employs a full-time service manager at each of its home manufacturing units and at December 31, 2005, employed 116 full-time service personnel to provide administrative and on-site service and to correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to the Company, and management of the Company has placed emphasis on diagnosing potential problem areas to help minimize costly field repairs. At December 31, 2005, the Company had established a reserve for future warranty claims of $13,190 relating to homes sold, based upon management's assessment of historical experience factors and current industry trends.

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

According to the Manufactured Housing Institute's ("MHI") Monthly Economic Report, in December 2005 there were 67 manufacturers of manufactured homes which operated 217 facilities compared to 66 manufacturers which operated 210 facilities in December 2004. The Company's market share industry wide was 4.6% in 2005 and in 2004. In our Company's core states, its market share was 9.9% at December 31, 2005 and 10.0% at December 31, 2004, respectively. At December 31, 2005, the Company's core states consisted of North Carolina, Louisiana, Alabama, Georgia, South Carolina, Arkansas, Tennessee, Oklahoma, Florida, Mississippi, and Missouri.

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

Employees
As of December 31, 2005, the Company had 2,119 employees, of whom 1,765 were engaged in home manufacturing and supply distribution, 28 in sales, 115 in warranty and service, 162 in general administration, 2 in delivery, 31 in finance and insurance services and 16 in the operation of retail locations. In addition, at year end, the Company employed 81 individuals, covered by a collective bargaining agreement, who were leased to another manufacturer pursuant to an agreement entered into in 2003 for which the Company is fully reimbursed related expenses. At year-end, other than the leased employees, none of the Company's employees were covered by a collective bargaining agreement. Management considers its relations with its employees to be good.

Available Information
Additional information regarding our executive officers and Board of Directors may be obtained in the Proxy Statement relating to our 2006 Annual Meeting of Stockholders. In addition, we periodically file reports and other information with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934. The public may read and copy any materials at the SEC's Public Reference Room at 100F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The public reports, proxy and information statements filed with the SEC of electronic filers can be accessed via the SEC's Internet website (http://www.sec.gov). Additionally, the public may request copies of our documents by calling our Investor Relations Department at (256) 747-9800; or visit our website at http://www.cavhomesinc.com. We make available, free of charge, through the Investor Relations portion of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.          RISK FACTORS

If you are interested in making an investment in Cavalier, you should carefully consider the following risk factors concerning Cavalier and its business, in addition to the other information contained in this Report on Form 10-K:

The manufactured housing industry is both cyclical and seasonal in nature, and the industry as a whole has declined significantly over the past seven years. The manufactured housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past, resulting in the failure of many manufacturing concerns. Many of the same national and regional economic and demographic factors that affect the broader housing industry also affect the market for manufactured homes. Historically, most sectors of the home building industry, including the manufactured housing industry, have been affected by the following, among other things:

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

MHI reported that from 1983 to 1991, aggregate domestic shipments of manufactured homes declined 42%. According to industry statistics, after a ten-year low in floor shipments in 1991, the industry recovered significantly. Between 1992 and 1998, floor shipments increased each year, as set forth in the table below, although the growth rate gradually slowed and began to decline in 1999, and has declined significantly since.

Percentage Increase (Decrease) in Floor Shipments through 2005:
1992...............21%   1997...........1%
1993...............22%   1998...........8%   2002..............(11)%
1994...............23%   1999..........(4)%  2003..............(21)%
1995...............12%   2000..........(26)% 2004..............(3)%
1996...............10%   2001..........(21)% 2005.............. 6%

During much of the 1990s, the manufactured housing industry experienced increases in both the number of retail dealers and manufacturing capacity, which we believe ultimately created slower retail turnover, higher dealer inventories and increased price competition. Industry results for 2005 posted the first increase since 1998 with floor shipments increasing over 2004 by 6% due to industry wide orders by the Federal Emergency Management Agency ("FEMA") as part of that agency's hurricane disaster relief efforts. The Manufactured Housing Institute ("MHI") estimated FEMA shipments in the last four months of 2005 totaled approximately 17,000 floors, and in 2004 approximated 4,000. In addition, the number of retail dealers failing and repossessions of manufactured homes have significantly improved in 2005. Some manufactured housing wholesale and retail lenders also have discontinued business in the industry, and some of the remaining lenders have raised their interest rates and tightened their credit standards. We believe these conditions reflect that the manufactured housing industry is in a down cycle, which has had a material adverse effect on Cavalier's results of operations and financial condition. Sales in the manufactured housing industry are also seasonal in nature, with sales of homes traditionally being stronger in April through October and weaker during the first and last part of the calendar year. While seasonality did not significantly impact Cavalier's business from 1992 through 1996, when industry shipments were steadily increasing, the continued tightening of competitive conditions seems to signal a return to the industry's traditional seasonal patterns. Approximately 93.2% of the Company's sales in 2005 were to dealers operating sales centers in the Company's core states. We cannot predict how long the tightening of competitive and industry conditions will last, or what the extent of their impact will be on the future results of operations and financial condition of Cavalier. Industry projections for wholesale shipments in 2006 are in the range of 146,000 to 160,000.

Our business strategy includes plans to grow our business in a competitive environment, and we may not be able to sustain profitability if we fail to maintain and strengthen our market share. Cavalier's current business strategies are to:
o   control costs in light of currently prevailing industry conditions;
o attempt to generate an increase in sales in an increasingly competitive environment;
o   return to consistent profitability;
o   develop our exclusive and independent dealer network;
o pursue the financing, insurance and other activities of CIS and the financial services segment;
o   attempt to further develop modular home sales base; and
o eliminate redundant products to streamline production in an effort to reduce costs.

Downturns in shipments in the manufactured housing industry and a decline in the demand for Cavalier's homes have had a material adverse effect on us. Our ability to execute our business strategy depends on a number of factors, including the following:
o   general economic and industry conditions;
o our ability to control costs if industry production capacity decreases beyond current levels;
o   competition from other companies in the same business as us;
o our ability to attract, retain or sell to additional independent dealers, especially exclusive dealers;
o the availability of semi-skilled workers in the areas in which our manufacturing facilities are located;
o the ability of CIS and the Company's insurance and component parts operations to be competitive;
o   the availability of capital and financing;
o the ability of our independent dealers and retail locations to compete under current industry conditions;
o the ability to produce modular and HUD code products within the same manufacturing plants,
o the availability and terms of wholesale and retail financing from lenders in the manufactured housing industry; and
o   market acceptance of product offerings.

There are other factors in addition to those listed above, many of which are beyond our control. Cavalier cannot assure investors that our business strategy will be successful. If our strategy is unsuccessful, this may have a material adverse effect upon Cavalier's results of operations or financial condition.

Our industry suffers from a lack of third-party financing, and our financial condition and results of operations could be negatively affected if additional third-party financing for the purchases of our homes does not become available. Third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, and the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. Throughout the past six years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. The much-anticipated infusion of new and competitive lending capacity, which the Company believes is essential to support demand at higher levels, has not yet materialized. Until there is substantial entry of finance resources to the manufactured housing market, the Company believes a meaningful expansion for the industry will be delayed. Unfavorable changes in the availability and terms of financing in the industry may have a material adverse effect on Cavalier's results of operations or financial condition.

Industry inventories of completed homes have been very high, which may impact retail demand and our ability to sell additional homes at current prices. Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on the Company's operating results. For example, due to the rapid expansion of the retail distribution network in the manufactured housing industry that occurred in much of the 1990's, there was an imbalance between industry retail inventories and consumer demand for manufactured homes. The deterioration in the availability of retail financing, along with competition from repossessed homes, extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken further, the inventory overhang could result in even greater intense price competition, further pressure on profit margins within the industry, and have a material adverse effect on Cavalier. The Company's inventory at all retail locations, including Company-owned retail sales centers, declined in 2005 to $71,000 from $99,600 in 2004, with $13,300 of the reduction resulting from the closure of the Ft. Worth, Texas facility. Cavalier believes that inventories of its homes are at levels which are more consistent with retail demand. In spite of these efforts, significant unfavorable developments or further deterioration within the industry would undoubtedly have an adverse impact on Company operating results.

We depend on independent dealers for substantially all retail sales of our manufactured homes, and the failure or market exit of a significant number of these dealers could negatively affect our financial condition and results of operations. Cavalier depends on independent dealers for substantially all retail sales of our manufactured homes. Typically only one dealer within a given market area distributes a particular product line of ours. Our relationships with our dealers are cancelable on short notice by either party. The manufactured housing industry recently has experienced a trend of increasing competition for quality independent dealers. In addition, a number of dealers in the industry are experiencing difficulty in the current market conditions, as a number of retail dealers have failed and more dealers may fail before the current downturn ends. While we believe that our relations with our independent dealers are generally good, we cannot assure our investors that we will be able to maintain these relations, that these dealers will continue to sell our homes, that these dealers will be successful, or that we will be able to attract and retain quality independent dealers.

Competition from other manufactured housing providers may adversely affect our profitability. The production and sale of manufactured homes is a highly competitive industry, characterized by low barriers to entry and severe price competition. Competition is based primarily on the following factors:
o        price;
o        product features and quality;
o        reputation for service quality;
o        depth of field inventory;
o        delivery capabilities;
o        warranty repair service;
o        dealer promotions;
o        merchandising; and
o        terms of wholesale (dealer) and retail (consumer) financing.

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

We sell a majority of our homes to dealers who finance the purchases under floor plan arrangements, which requires us to enter into contingent repurchase agreements to repurchase the homes from the lender in certain circumstances. Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions, which have provided wholesale floor plan financing to dealers. A majority of Cavalier's sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our products from the lending institutions at a declining price based upon the Company's original invoice date and price in the event such product is repossessed upon a dealer's default. The risk of loss under repurchase agreements is lessened by the fact that (1) sales of our manufactured homes are spread over a relatively large number of independent dealers; (2) the price that Cavalier is obligated to pay under such repurchase agreements generally declines over the period of the agreement and also declines during such period based on predetermined amounts; and (3) Cavalier has been able to resell homes repurchased from lenders. While we have established a reserve for possible repurchase losses, we cannot assure investors that we will not incur material losses in excess of these reserves in the future.

Our decisions regarding credit risk could be inaccurate and our reserve for credit losses could be inadequate, which could adversely affect our financial condition and results of operations. Cavalier purchases retail installment finance loans that have been originated by our dealers. We maintain a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on our historical loss experience, current economic conditions and portfolio performance. It is difficult to predict with any certainty the appropriate reserves to establish, and we cannot assure investors that CIS will not experience losses that exceed Cavalier's loss reserves and have a material adverse effect on Cavalier's results of operations and financial condition. Volatility or a significant change in interest rates might also materially affect CIS's and Cavalier's business, results of operations or financial condition.

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

We obtain our raw materials from a limited number of suppliers, and unavailability or price increase in raw materials could have a material adverse effect on our financial condition and results of operations. The availability and pricing of raw materials used in the production of homes may significantly affect Cavalier's operating costs. Sudden increases in demand for these construction materials, as has recently occurred, caused by natural disasters or other market forces can greatly increase the costs of materials or limit the availability of such materials. Increases in costs cannot always be reflected immediately in prices, especially in competitive times, and, consequently, may adversely impact Cavalier's profitability. Further, a reduction in the availability of raw materials also may affect our ability to meet or maintain production requirements.

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

If manufactured housing sites are limited by zoning laws or other local regulation, our financial condition and results of operations could be materially adversely affected. Any limitation on the growth of the number of sites for placement of manufactured homes or on the operation of manufactured housing communities could adversely affect the manufactured housing business. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which Cavalier believes has adversely affected the growth of the industry. We cannot assure investors that manufactured homes will receive widespread acceptance or that localities will adopt zoning ordinances permitting the location of manufactured home areas. The inability of the manufactured home industry to gain such acceptance and zoning ordinances could have a material adverse effect on our financial condition or results of operations.

We are dependent on the services of our management team, and the unexpected loss of key officers may adversely affect our operations. Cavalier's success depends highly upon the personal efforts and abilities of its current executive officers. Specifically, Cavalier relies on the efforts of its President and Chief Executive Officer, David A. Roberson, its Chief Operating Officer, Gregory
A. Brown, and its Vice President, Chief Financial Officer and Secretary-Treasurer, Michael R. Murphy. The loss of the services of one or more of these individuals could have a material adverse effect upon our business. We do not have employment or non-competition agreements with any of our executive officers. Our ability to continue to work through the industry's current downturn will depend upon our ability to attract and retain experienced management personnel.

We are subject to extensive regulation affecting the production, sale, financing and insuring of manufactured housing, which could adversely affect our profitability. Cavalier is subject to a variety of federal, state and local laws and regulations affecting the production, sale, financing and insuring of manufactured housing. We suggest you refer to the section above under the heading "Regulation" for a description of many of these laws and regulations. Cavalier's failure to comply with such laws and regulations could expose us to a wide variety of sanctions, including closing one or more manufacturing facilities. Governmental bodies have regulatory matters affecting our operations under continuous review and we cannot predict what effect (if any) additional laws and regulations promulgated by HUD would have on us or the manufactured housing industry. Failure to comply with laws or regulations applicable to or affecting Cavalier, or the passage in the future of new and more stringent laws affecting Cavalier, may adversely affect us.

We must comply with extensive environmental regulation, and failure in our compliance efforts could result in damages, expenses or liabilities that individually or in the aggregate would have a material adverse affect on our financial condition and results of operations. Federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment govern Cavalier's operations. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies and entities, to impose fines and penalties. The requirements of such laws and enforcement policies have generally become stricter in recent years. Accordingly, we cannot assure investors that we will not be required to incur response costs, remediation expenses, fines, penalties or other similar damages, expenses or liabilities, or to incur operational shut-downs, business interruptions or similar losses, associated with compliance with environmental laws and enforcement policies that either individually or in the aggregate would have a material adverse effect on our results of operations or financial condition.

Our liability for estimated warranties may be inadequate, which could materially and adversely affect our business, financial condition and results of operations. Cavalier is subject to warranty claims in the ordinary course of its business. Although we maintain reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on Cavalier's results of operations.

The market price of our common stock will fluctuate and could fluctuate significantly, causing our common stock to trade at prices below the current market price. The Company's common stock is currently traded on the American Stock Exchange. The market price of the Company's common stock may be subject to significant fluctuations in response to variations in the Company's operating results and other factors affecting the Company specifically, the manufactured housing industry generally, and the stock market generally.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On January 1, 2005, the Company adopted the provisions of FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3, issued by the FASB in November, 2002, applicable for new guarantees issued or modified after December 31, 2002.

The Company's decision to adopt the provisions of FIN 45 effective January 1, 2005 was determined after reviewing guarantees issued or modified after December 31, 2002. The Company initially concluded that guarantees provided under repurchase agreements were "grandfathered" under the provisions of FIN 45, as such repurchase agreements were entered into prior to January 1, 2003. The Company reconsidered its evaluation of FIN 45 in 2004 and determined that FIN 45 would be applicable to guarantees issued for independent dealer inventory purchases on or after January 1, 2003. The Company later determined that the "triggering event" of the guarantee was not the reissue or modification of the repurchase agreement itself, but rather upon each sale of a home to a dealer and this methodology was included in the adoption of FIN 45 in January 2005. The Company performed an analysis of the impact of implementing FIN 45 for each of the two years ended December 31, 2004 and 2003 and concluded such impact was not material to consolidated revenue and net loss (income) on an annual basis.

On June 27, 2005 the Company received Securities and Exchange Commission (the "Commission") staff comments on our 2004 Form 10-K, 10-K/A, and Form 10-Q filings for the first and second quarters of 2005 regarding, among other things, the proper recognition and disclosure of the contingent FIN 45 liability for guarantees with inception dates for homes sold after the effective date of FIN 45.

As of the date of filing the 2005 Form 10-K, management has provided a written response to all Commission staff correspondence. Management believes the written responses have substantially addressed all open comments and the Company has incorporated disclosure required by the Commission into this 2005 Form 10-K. The Commission staff indicates that the Company must file its 2005 Form 10-K prior to the Commission's determination of closure of the outstanding comments. The Company cannot ultimately predict the date of resolution of the unresolved comments, the results of the Commission review, or the resulting impact of additional review, if any, to our financial statements.

For further information related to our revised accounting policy and the effects on prior period results relating to the Reserve for Repurchase Commitments and the adoption of FIN 45, see Critical Accounting Estimates and other related discussion contained in Management's Discussion and Analysis of Financial Condition and Results of Operations, the Quarterly Statistics Table and related footnotes within Item 8 - Financial Statements and Supplementary Data, and Notes 1 and 11 of Notes to Consolidated Financial Statements located in Financial Statements and Supplementary Data sections of this report.

ITEM 2.  PROPERTIES (dollars in thousands)

The following table sets forth the location and approximate square footage for each principal facility of the Company, separated by segment, as of December 31, 2005:

                                                                                            Approximate     Owned/    (a)
                           Location             Use (Number of Facilities)                 Square Footage   Leased
                           --------             -------------------------                  --------------   -------
       Home Manufacturing - operating
                 Addison, Alabama               Manufacturing facilities (2)                   364,000       Owned
                 Hamilton, Alabama              Manufacturing facility (1)                     200,000       Owned
                 Millen, Georgia                Manufacturing facilities (2)                   179,000       Owned
                 Nashville, North Carolina      Manufacturing facility (1)                     182,000       Owned
                 Winfield, Alabama              Manufacturing facility (1)                     134,000       Owned
       Home Manufacturing - idled                                                                                     (b)
                 Addison, Alabama               Manufacturing facilities (2)                   180,000       Owned
                 Adrian, Georgia                Manufacturing facility (1)                     107,000       Owned
                 Conway, Arkansas               Manufacturing facility (1)                     222,000       Owned
                 Cordele, Georgia               Manufacturing facility (1)                     179,000       Owned
                 Shippenville, Pennsylvania     Manufacturing facility (1)                     120,000       Owned
       Component Manufacturers
                 Hamiliton, Alabama             Manufacturing facility (1)                      60,000       Owned
                 Haleyville, Alabama            Manufacturing facilities (2)                   169,000       Owned
       Financial Services
                 Hamilton, Alabama              Administrative Office                            9,000       Owned
       General Corporate
                 Addison, Alabama               Administrative Office                           10,000       Owned
                 Wichita Falls, Texas           Administrative Office                            1,000      Leased


(a) Certain of the facilities listed as owned are financed under industrial development bonds.
(b) Certain of the idled facilities are leased to third parties under leasing arrangements, which, in some cases, include options to purchase.

In general, the manufacturing facilities are in good condition and are operated at capacities which range from approximately 65% to 68%, excluding idled facilities and the reopening of Winfield in the fourth quarter of 2005.

ITEM 3.  LEGAL PROCEEDINGS

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company's common stock began trading on the American Stock Exchange under the symbol "CAV" on March 5, 2004, having moved from the New York Stock Exchange. The following table sets forth, for each of the periods indicated, the reported high and low closing sale prices per share on the applicable exchange for the Company's common stock:

                                          Closing Sales Price
                                        -------------------------
                                          High          Low
                                        -----------   -----------
Year ended December 31, 2005
     Fourth Quarter                         $6.60        $5.45
     Third Quarter                           8.04         4.50
     Second Quarter                          5.45         3.24
     First Quarter                           5.56         5.10

Year ended December 31, 2004
     Fourth Quarter                         $5.99       $ 5.17
     Third Quarter                           5.85         3.88
     Second Quarter                          6.59         5.00
     First Quarter                           5.85         2.98

As of February 27, 2006, the Company had approximately 320 shareholders of record and 5,800 beneficial holders of its common stock, based upon information in securities position listings by registered clearing agencies upon request of the Company's transfer agent.

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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information as of December 31, 2005 regarding compensation plans (including individual compensation arrangements) under which common stock of the Company is authorized for issuance.


                                          EQUITY COMPENSATION PLAN INFORMATION

                                 Number of securities to        Weighted-average exercise        Number of securities
                                 be issuedupon exercise         price of outstanding options,    remaining available for
                                 of outstanding options,        warrants and rights              future issuance under equity
                                 warrants and rights                                             compensation plans (excluding
                                                                                                 securities reflected in column (a))

     Plan Category                      (a)                               (b)                             (c)
____________________________________________________________________________________________________________________________________
Equity Compensation Plans
   Approved by Stockholders          1,721,672                         $ 9.32                         1,518,834 32

Equity Compensation Plans
   not Approved by Stockholders         17,000                         $ 3.40                                -
____________________________________________________________________________________________________________________________________
Total                                1,738,672                         $ 9.26                         1,518,834 26

See Note 8 to the Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of Company common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on Company common stock, and the purchase price per share of outstanding options shall be proportionately revised.

Pursuant to a common stock repurchase program approved by the Company's Board of Directors, a total of 3,168,800 shares have been purchased at a cost of $24,842. The Company retired 2,151,500 of the repurchased shares at December 31, 1999, with the remaining shares being recorded as treasury stock. During 2005, the Company reissued 34,000 treasury shares upon the exercise of stock options. At December 31, 2005, the Company has authority under the program to acquire up to 831,200 additional shares.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth selected consolidated financial data regarding the Company for the periods indicated. The statement of operations data, the balance sheet data, and other data of the Company for each of the years in the five year period ended December 31, 2005 have been derived from the consolidated financial statements of the Company. The Company's audited financial statements as of December 31, 2005 and 2004, and for each of the years in the three-year period ended December 31, 2005, including the notes thereto and the related reports of the Company's independent registered public accountants, are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements (including the notes thereto) and the other financial information contained elsewhere in this report, and with the Company's consolidated financial statements and the notes thereto appearing in the Company's previously filed Annual Reports on Form 10-K.

                                                                              Year Ended December 31,
                                                         -------------------------------------------------------------------
                                                            2005          2004          2003          2002         2001
                                                         ------------  ------------  ------------  -----------  ------------
                                                                  (dollars in thousands, except per share amounts)
Statement of Operations Data

Revenue:
     Home manufacturing net sales                     $      259,532 $     201,358  $    208,387 $    322,216 $     293,169
     Financial services                                        3,002         2,444         2,673        2,690         3,088
     Retail                                                    9,498         7,938         7,948        7,908         6,968
     Other                                                         -             -             -        1,274         6,280
                                                         ------------  ------------  ------------  -----------  ------------
     Total revenue                                           272,032       211,740       219,008      334,088       309,505
Cost of sales                                                219,435       172,244       182,432      281,738       257,562
                                                         ------------  ------------  ------------  -----------  ------------
     Gross profit                                             52,597        39,496        36,576       52,350        51,943
Selling, general and administrative                           40,284        34,415        38,199       57,601        61,897
Impairment and other related charges                             143             -           750        5,525         1,003
                                                         ------------  ------------  ------------  -----------  ------------
Operating income (loss)                                       12,170         5,081        (2,373)     (10,776)      (10,957)
Other income (expense):
   Interest expense                                           (1,314)       (1,075)       (1,065)      (1,495)       (1,935)
   Other, net                                                    851           561           696          929         1,403
                                                         ------------  ------------  ------------  -----------  ------------
                                                                (463)         (514)         (369)        (566)         (532)
                                                         ------------  ------------  ------------  -----------  ------------

Income (loss) from continuing operations before
 income taxes                                                 11,707         4,567        (2,742)     (11,342)      (11,489)
Income tax provision (benefit)                                   (32)           75          (518)       5,716          (600)
Equity in earnings (losses) of equity-method investees           775           980           369          384          (485)
                                                         ------------  ------------  ------------  -----------  ------------
Income (loss) from continuing operations                      12,514         5,472        (1,855)     (16,674)      (11,374)
Loss from discontinued operations, including
        gain on disposal of $439 (2005)                       (1,599)       (2,231)       (2,715)      (3,834)       (2,644)
                                                         ------------  ------------  ------------  -----------  ------------

Income (loss) before cumulative effect of change in
        accounting principle                                  10,915         3,241        (4,570)     (20,508)      (14,018)
Cumulative effect of change in accounting principle,
  net of tax                                                       -             -             -      (14,162)            -
                                                         ------------  ------------  ------------  -----------  ------------
Net income (loss)                                     $       10,915 $       3,241 $      (4,570)$    (34,670)$     (14,018)
                                                         ============  ============  ============  ===========  ============
Income (loss) per share:
     Basic:

        From continuing operations                    $          .69 $         .30 $        (.11)$       (.94)$        (.65)
        From discontinued operations                            (.09)         (.12)         (.15)        (.22)         (.15)
       Cumulative effect of change in accounting
         principle                                                 -             -             -         (.80)            -
                                                         ------------  ------------  ------------  -----------  ------------
        Net income (loss)                             $          .60 $         .18 $        (.26)$      (1.96)$        (.80)
                                                         ============  ============  ============  ===========  ============
        Weighted average shares outstanding               18,118,619    17,879,939    17,666,192   17,664,901    17,580,499
                                                         ============  ============  ============  ===========  ============
     Diluted:

        From continuing operations                    $          .68 $         .30 $        (.11)$       (.94)$        (.65)
        From discontinued operations                            (.09)         (.12)         (.15)        (.22)         (.15)
       Cumulative effect of change in accounting
         principle                                                 -             -             -         (.80)            -
                                                         ------------  ------------  ------------  -----------  ------------
        Net income (loss)                             $          .59 $         .18 $        (.26)$      (1.96)$        (.80)
                                                         ============  ============  ============  ===========  ============
        Weighted average shares outstanding               18,356,795    18,178,394    17,666,192   17,664,901    17,580,499
                                                         ============  ============  ============  ===========  ============

Other Data

Capital expenditures                                  $        1,410 $         786 $         327 $      2,062 $       3,496
                                                         ============  ============  ============  ===========  ============

Balance Sheet Data
Working capital                                       $       24,216 $      12,967 $       7,813 $     12,346 $      18,183
Total assets                                          $      132,821 $      98,230 $      98,533 $    130,071 $     174,116
Long-term debt                                        $        7,631 $      11,400 $      13,089 $     22,643 $      23,999
Stockholders' equity                                  $       57,845 $      45,167 $      40,987 $     45,536 $      80,192

In the fourth quarter of 2005, the Company became aware that paragraph 11 b. of Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3, should be applied to record the changes in its reserve for repurchase commitments against revenue rather than in selling, general and administrative expenses. Accordingly, the Company classified the portion of its change in repurchase accrual previously included in selling, general and administrative expenses to revenue in 2005. The related amount for 2002 though 2004 included in selling, general and administrative expenses was insignificant and not reclassified.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

Overview
Cavalier Homes, Inc. and its subsidiaries produce, sell and finance manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. The industry also has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels, each of which contributed to a reduction in wholesale industry shipments to a 42 year low in 2004. Industry results for 2005 posted the first increase since 1998 with floor shipments increasing over 2004 by 6% due to industry wide orders by the Federal Emergency Management Agency ("FEMA") as part of that agency's hurricane disaster relief efforts. The Manufactured Housing Institute ("MHI") estimated FEMA shipments in the last four months of 2005 totaled approximately 17,000 floors, and in 2004 approximated 4,000. Factoring out the effects of the FEMA orders in both 2005 and 2004, industry shipments are stable.

Industry/Company Shipments and Market Share
MHI reported that wholesale floor shipments were down 58% cumulatively from January 1, 1999 through December 31, 2005 as noted in the following table:


                                                        Floor Shipments
          -----------------------------------------------------------------------------------------------------------
                          Nationwide                                           Cavalier's Core 11 States
          ------------------------------------------------------  ---------------------------------------------------
                    Increase                  Increase                             Increase                   Increase
                   (decrease)                (decrease)          Market           (decrease)                 (decrease)       Market
 Year  Industry  from prior year  Cavalier    from prior year    Share  Industry   from prior year  Cavalier  from prior year  Share
-----  --------  ---------------  --------    ---------------  -------  ---------  ---------------- --------- --------------   -----
 1999   582,498                    34,294                        5.9%     284,705                       30,070                10.6%
 2000   431,787      -25.9%        18,590        -45.8%          4.3%     199,276       -30.0%          15,941    -47.0%       8.0%
 2001   342,321      -20.7%        21,324         14.7%          6.2%     149,162       -25.1%          17,884     12.2%      12.0%
 2002   304,370      -11.1%        21,703          1.8%          7.1%     124,127       -16.8%          18,039      0.9%      14.5%
 2003   240,180      -21.1%        12,411        -42.8%          5.2%      87,265       -29.7%          10,584    -41.3%      12.1%
 2004   232,824       -3.1%        10,772        -13.2%          4.6%      88,958         1.9%           8,912    -15.8%      10.0%
 2005   246,750        6.0%        11,289          4.8%          4.6%     105,508        18.6%          10,487     17.7%       9.9%

During this industry downturn, the Company's shipments fell in 1999 and 2000 disproportionately to the industry decline which the Company believes was due to its strategy, early in the downturn, of working closely with its dealers to assist them in reducing retail inventories, thereby reducing the risk of failure of dealers distributing Company homes. The years 2001 and 2002 resulted in significant market share gains for the Company due mainly to its aggressive marketing strategies, especially product offerings, which were core to its plan for returning to profitability. The Company believes its reduction in market share in 2003 and 2004 was due to several factors. External causes include an intensely competitive marketplace and a lack of chattel (home only) financing for all homes, especially single-section homes, in the industry. Internally, the Company's momentum was negatively impacted by the consolidation of its sales force and the closing of six home manufacturing facilities in 2002. During 2005, the Company entered into agreements with two companies to build 2,638 single-section homes for delivery to FEMA as part of that agency's disaster relief for the Gulf Coast states hit by hurricanes. Under the agreements, the Company shipped 2,219 single-section homes, which accounted for 25.6% of 2005 sales. In 2004, the Company shipped 1,023 single-section homes under FEMA related agreements. During 2005, the Company's floor shipments increased 4.8% over 2004, while industry wide shipments increased 6.0%, with the Company's market share being 4.6%. In the Company's core states, its market share was 9.9% with shipments increasing 17.7% compared to the industry increase of 18.6 % in those states. Periodically, the Company reviews the composition of its sales by state and redefines the states included in its core states calculation. Because the Company has increased shipments into Tennessee and Florida, the Company redefined the composition of its core states calculation to include Tennessee and Florida for 2005 and 2004. The Company's core states consist of Louisiana, North Carolina, Tennessee, Alabama, South Carolina, Georgia, Mississippi, Arkansas, Missouri, Oklahoma, and Florida.

Industry Finance Environment
A major factor contributing to the manufactured housing industry growth in the 1990s was the relaxation of credit standards due to intense competition, which ultimately resulted in a change in the financing approach in the industry due to underperforming manufactured housing loans. Throughout the past seven years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single-section products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is greater. The anticipated infusion of new and competitive lending capacity, which the Company believes is essential to support demand at higher levels, has not materialized. Until there is substantial entry of finance resources to the manufactured housing market, the Company believes a meaningful expansion for the industry will be delayed. In April 2005, General Electric's commercial finance unit announced it had agreed to purchase the majority of Bombardier Capital, Inc.'s inventory financing unit, which includes manufactured housing floor plan lending. The Company does not expect the purchase of Bombardier's floor plan to have a material effect on Cavalier's dealers' ability to finance its product.

Raw Materials Cost and Gross Margin
Although gross margin has increased in 2005 over 2004, the Company's gross margin has been negatively impacted by (1) price increases in substantially all raw materials (certain prices continue to increase) and (2) overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices). While the Company seeks to offset rising costs through increasing its selling prices, sudden increases in raw material costs, coupled with dealers' order backlogs, can affect the timing and ability of the Company to pass on its cost increases. The Company is uncertain at this time as to the impact the extent and duration of the increased costs will have on the Company's future revenue and earnings. The Company is currently on allocation from its traditional vendors for insulation, gypsum and shingles.

Capacity and Overhead Cost
In response to the continued weakening of industry market conditions, the Company closed eight manufacturing facilities between the fourth quarter of 2002 and the third quarter of 2003. In February 2005, the Company closed its Ft. Worth, Texas facility. The Company generally has been able to sell to the customers of these plants (with the exception of the Pennsylvania and Texas plants) from one or more of the Company's current operating plants. The remaining plants also handle dealer sales and customer service for the Company's homes. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. In September 2005, the Company re-opened its Winfield, Alabama facility in order to assist in the production of the FEMA units mentioned above and incurred $251 in capital expenditures in conjunction with reopening the Winfield facility. The Company is continuing to evaluate its options regarding capacity and expects the Winfield facility to remain open to fulfill anticipated demand as the Gulf Coast region is re-built following the hurricane damages.

Debt and Liquidity
The Company improved its long-term debt position by making scheduled principal repayments as well as making additional principal repayments from proceeds from sales of certain property. During 2005, the Company reduced long-term debt by $3,976 from $13,105 to $9,129.


                                             Industrial     Real Estate
                                             Development      Term
                                              Bonds           Loan          Totals
                                           ------------   ------------   -----------
Balance, beginning of year               $       6,248  $       6,857  $     13,105
Principal repayments:
  Scheduled                                     (1,338)          (288)       (1,626)
  From proceeds of property sales                    -         (2,350)       (2,350)
                                           ------------   ------------   -----------
Balance, end of year                     $       4,910  $       4,219  $      9,129
                                           ============   ============   ===========


During the fourth quarter of 2005, the Company borrowed $17,750 under the revolving line of credit, in order to fund the Company's short term cash needs required to fulfill the outstanding FEMA-related order. During the first quarter of 2006, the line of credit balance was paid in full. The Company did not have any amounts outstanding under the revolving line of credit at December 31, 2004. As of December 31, 2005, the Company had outstanding accounts receivable related to the sales of FEMA homes of $35,365, of which $28,746 had been collected through March 9, 2006.

Outlook
For 2005, the manufactured housing industry posted a strong increase over 2004 shipments due largely to the impact of FEMA orders after hurricanes devastated housing in many areas in the Gulf Coast region. MHI estimated the manufactured housing industry provided approximately 17,000 homes for FEMA during 2005 compared to 4,000 homes for 2004. During 2005, the Company shipped 2,219 single-section homes under FEMA related agreements and shipped 419 homes remaining under the agreements in the first quarter of 2006. Beyond 2005, the Company believes the massive storm damage will create opportunities for both the industry and the Company's growth outside of the temporary housing supplied through FEMA orders in 2005. Cavalier expects that strain on conventional home building resources will likely cause some of those looking to replace damaged homes to consider manufactured housing, including modular homes, as a viable alternative to traditional site-built housing. The Company expects rebuilding efforts to impose greater strains on availability of certain building materials which will likely result in increased costs. Longer term, substantial entry of competitive lending capacity in the industry, which the Company believes is essential to support demand at higher levels, is needed for a meaningful expansion for the industry. The Company believes the steps taken to reduce its costs and lower its breakeven point coupled with the remaining deliveries under the FEMA agreements have positioned Cavalier to continue with profitable operations into 2006. While the Company currently expects the results of operations for 2006 to be profitable, changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and extended commodity price increases could affect the results of operations of the Company.

Results of Operations
The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

                                                                                 For the Year Ended December 31,
                                                                ------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA                                      2005                  2004                   2003
                                                                --------------------   --------------------  ---------------------
Revenue:
  Home manufacturing net sales                                $  259,532             $ 201,358             $  208,387
  Financial services                                               3,002                 2,444                  2,673
  Retail                                                           9,498                 7,938                  7,948
                                                                ---------              --------              ---------
Total revenue                                                    272,032     100.0%    211,740      100.0%    219,008      100.0%
Cost of sales                                                    219,435      80.7%    172,244       81.3%    182,432       83.3%
                                                                ---------  ---------   --------   ---------  ---------   ---------
     Gross profit                                                 52,597      19.3%     39,496       18.7%     36,576       16.7%
Selling, general and administrative                               40,284      14.8%     34,415       16.3%     38,199       17.4%
Impairment and other related charges                                 143       0.1%          -        0.0%        750        0.3%
                                                                ---------  ---------   --------   ---------  ---------   ---------
Operating income (loss)                                           12,170       4.5%      5,081        2.4%     (2,373)      -1.1%
                                                                ---------  ---------   --------   ---------  ---------   ---------
Other income (expense):
   Interest expense                                               (1,314)     -0.5%     (1,075)      -0.5%     (1,065)      -0.5%
   Other, net                                                        851       0.3%        561        0.3%        696        0.3%
                                                                ---------              --------              ---------
                                                                    (463)                 (514)                  (369)
                                                                ---------              --------              ---------
Income (loss) from continuing operations before income taxes      11,707                 4,567                 (2,742)
Income tax  provision (benefit)                                      (32)                   75                   (518)
Equity in earnings of equity-method investees                        775                   980                    369
                                                                ---------              --------              ---------
Income (loss) from continuing operations                          12,514       4.6%      5,472        2.6%     (1,855)      -0.8%
                                                                ---------              --------              ---------
Discontinued operations:
   Loss from discontinued operations, net of gain
     on disposal of $439 in 2005                                  (1,599)     -0.6%     (2,231)      -1.1%     (2,715)      -1.2%
   Income tax provision (benefit)                                      -                     -                      -
                                                                ---------              --------              ---------
Loss from discontinued operations                                 (1,599)               (2,231)                (2,715)
                                                                ---------              --------              ---------
Net income (loss)                                             $   10,915       4.0%  $   3,241        1.5% $   (4,570)      -2.1%
                                                                =========              ========              =========

                                                                                 For the Year Ended December 31,
                                                                ------------------------------------------------------------------
OPERATING DATA SUMMARY                                            2005                  2004                   2003
                                                                --------------------   --------------------  ---------------------
Home manufacturing sales:
Floor shipments:
                       Floor shipments continuing operations      11,141                 9,611                 10,909
                     Floor shipments discontinued operations         148                 1,161                  1,502
                                                                ---------              --------              ---------
Total floor shipments                                             11,289                10,772                 12,411
                                                                =========              ========              =========
Home shipments:
                        Single section continuing operations       3,201      44.3%      1,874       29.6%        859       12.9%
                      Single section discontinued operations          20       0.3%         75        1.2%         14        0.2%
                         Multi section continuing operations       3,941      54.5%      3,844       60.6%      5,025       75.7%
                       Multi section discontinued operations          64       0.9%        543        8.6%        744       11.2%
                                                                ---------  ---------   --------   ---------  ---------   ---------
Total shipments                                                    7,226     100.0%      6,336      100.0%      6,642      100.0%
Shipments to company owned retail locations                         (188)      2.6%       (175)       2.8%       (140)       2.1%
FEMA Shipments (all single section)                               (2,219)     30.7%     (1,023)      16.1%          -        0.0%
                                                                           ---------              ---------
                                                                ---------  ---------   --------   ---------  ---------   ---------
Wholesale shipments to independent retailers                       4,819      66.7%      5,138       81.1%      6,502       97.9%
                                                                =========  =========   ========   =========  =========   =========
Retail sales:
                                              Single section          53      27.0%         49       25.7%         51       24.9%
                                               Multi section         143      73.0%        142       74.3%        154       75.1%
                                                                ---------              --------              ---------
Total sales                                                          196                   191                    205
                                                                =========              ========              =========
Cavalier produced homes sold                                         178      90.8%        165       86.4%        179       87.3%
                                                                =========              ========              =========
Used homes sold                                                       18       9.2%         26       13.6%         26       12.7%
                                                                =========              ========              =========
Installment loan purchases                                      $ 42,235               $ 33,323              $ 37,780
Capital expenditures                                               1,410                   786                    327
Home manufacturing facilities - operating                              7                     7                      7
Independent exclusive dealer locations                               113                   127                    129
Company owned stores                                                   4                     4                      3

2005 Compared to 2004

Revenue
Total revenue for 2005 was $272,032, increasing $60,292, or 28.5%, from 2004 revenue of $211,740.

Home manufacturing net sales accounted for virtually the entire increase, rising to $259,532 from $201,358 in 2004. Home shipments, from continuing operations, were 7,142 in 2005 as compared to 5,718 in 2004, increasing 24.9 %, with floor shipments increasing by 15.9%. Single-section home shipments, as a percentage of total shipments, increased to 44.3% in 2005 from 29.6% in 2004, primarily due to the Company's participation in building single-section homes as part of the FEMA disaster relief for victims of the 2005 hurricanes, of which 2,219 homes were shipped in 2005 compared to 1,023 homes in 2004. Of these shipments, excluding FEMA units, 70% in 2005 and 62% in 2004 were to exclusive dealers. Cavalier attributes the increase in sales and shipments primarily to the FEMA units shipped. Inventory of the Company's product at all retail locations, including Company-owned retail sales centers, decreased 28.7% to approximately $71,000 at December 31, 2005 from $99,600 at year end 2004, with $13,300 of the reduction resulting from the closure of the Ft. Worth, Texas facility.

Revenue from CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, increased for 2005 to $3,002 compared to $2,444 in 2004. For 2005, CIS purchased contracts of $42,235 and sold installment contracts totaling $34,625. In 2004, CIS purchased contracts of $33,323 and re-sold installment contracts totaling $31,905. CIS does not retain the servicing function and does not earn the interest income on these re-sold loans. The increase in the installment loan portfolio at December 31, 2005 is primarily due to a higher volume of land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at December 31, 2005 is $6,972 of land/home loans, of which $3,056 have been sold subsequent to the end of the year through March 10, 2006. At December 31, 2004, the Company's installment loan portfolio included $642 of land/home loans.

Revenue from the retail segment was $9,498 for 2005 compared to $7,938 for 2004, an increase of $1,560 primarily due to sales at the North Carolina retail location that was opened in October 2004.

Gross Profit
Gross profit was $52,597, or 19.3% of total revenue for 2005, versus $39,496, or 18.7% of total revenue, in 2004. The $13,101 increase in gross profit and 0.6% increase in gross margin is primarily the result of higher comparable sales prices beginning to recover the steady increases in raw material costs taking place over the past year. Gross profit also was favorably impacted by higher production levels of a large number of homes with like specifications for the FEMA related orders, primarily in the fourth quarter of 2005. The Company has experienced price increases in substantially all raw materials (certain prices continue to increase) and overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices).

Selling, General and Administrative
Selling, general and administrative expenses during 2005 were $40,284, or 14.8% of total revenue, versus $34,415 or 16.3% of total revenue in 2004, an increase of $5,869, or 17.0%. The overall increase included (1) a $3,688 increase in salaries, including engineering costs, and incentive compensation based on improved profitability of the Company, (2) increased insurance costs, primarily general and product liability, of $814, and (3) a $782 increase in losses on the Company's installment loan portfolio, including homes repossessed. These increases were offset by a $736 reduction in accounting and auditing fees associated with compliance efforts under Section 404 of the Sarbanes-Oxley Act of 2002.

Impairment and Other Related Charges
During 2005, the Company recorded impairment and other related charges of $143 ($143 after tax or $0.00 per diluted share) to writedown property, plant and equipment in connection with the valuation of a home manufacturing facility closed in a prior year.

Operating Income (Loss)
Operating income for 2005 was $12,170, compared to $5,081 in 2004. Segment operating results were as follows: (1) Home manufacturing operating income, before intercompany eliminations, was $18,121 in 2005 as compared to $10,235 in 2004. The increased home manufacturing operating income is primarily due to improved gross profit as and the Company's participation in building single-section homes as part of the FEMA disaster relief as discussed above. (2) Financial services operating income was $34 in 2005 as compared to $539 in 2004. The revenue increase from the financial services segment was primarily offset by increases in losses on the Company's installment loan portfolio as discussed above. (3) The retail segment's operating loss improved from $113 in 2004 to almost breakeven in 2005 primarily due to startup costs associated with a new retail location opened in the fourth quarter of 2004 that did not recur in 2005.

(4) General corporate operating expense, which is not identifiable to a specific segment, increased from $5,472 in 2004 to $5,726 in 2005 primarily due to increased incentive compensation costs paid on improved corporate earnings in 2005 offset by reduced expenses associated with compliance efforts under the SOX Act of 2002.

Other Income (Expense)
Interest expense increased primarily due to higher interest charges on amounts outstanding under the retail floor plan agreement in 2005 of which lower amounts were outstanding in 2004 and for borrowings under the revolving line of credit in 2005 to fund short term cash requirements to complete the FEMA order. These increases in interest expense were offset somewhat by decreased interest charges on lower debt amounts outstanding on Industrial Development Revenue Bonds and the real estate term loan.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net increased $290 due to higher interest income rates earned in 2005 on invested funds.

Income (Loss) from Continuing Operations before Income Taxes
The Company's 2005 pre-tax income from continuing operations was $11,707, reflecting an improvement from $4,567 in 2004, due to the factors discussed above.

Income Taxes
In 2005, the Company recorded a $32 income tax benefit as a result of the utilization of net operating loss carryforwards against current taxable income and the reduction of a valuation allowance for deferred tax assets. Realization of deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. In 2004, pursuant to SFAS No. 109, Accounting for Income Taxes, because the Company had operated at a cumulative loss in its three most recent calendar years and because it believed difficult competitive and economic conditions might continue for the foreseeable future, a $19,607 valuation allowance was recorded to fully reserve net deferred tax assets. However, in 2005, as a result of continued improvements in operating performance and projected income and tax liability for 2006, the Company reversed a portion of the deferred tax asset valuation allowance realizing $1,314 in deferred tax benefits. In assessing the need for a valuation allowance, the Company considered all positive and negative evidence, including anticipated operating results, scheduled reversals of deferred tax liabilities, and tax planning strategies. Because the Company believes challenging industry conditions persist, the Company believes that under the standards of SFAS No. 109 it is not appropriate to record income tax benefits in excess of the benefit projected to be realized in 2006. As of December 31, 2005, the Company maintained a valuation allowance of $13,782. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required.

Equity in Earnings of Equity-Method Investees
The Company's equity in earnings of equity-method investees was $775 for 2005 as compared to $980 for 2004.

Income (Loss) from Discontinued Operations
In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft. Worth, Texas, which accounted for about 10% of total revenue and 11% of floor shipments in 2004 and had net property, plant and equipment of $2,403 at December 31, 2004. During 2004, the Company recorded impairment and other related charges of $209 ($209 after tax or $0.01 per diluted share) for writedowns for certain property, plant and equipment related to the closing. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service. The Company has incurred all expected employee termination costs, and during 2005, recorded involuntary termination benefits of $878 ($878 after tax or $0.06 per diluted share). The Company sold the Ft. Worth facility in June 2005 realizing a gain of $439. These amounts are included in the line item "Loss from discontinued operations" in the accompanying income statements. The Ft. Worth facility's loss was $1,599 in 2005 as compared to $2,231 in 2004.

Emerging Issues Task Force (EITF) No. 03-13, Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operation, defines the assessment period to consider classification of a disposed component as discontinued operations. Such assessment period begins at the point a disposed component meets the criteria to be classified as held for sale or is disposed of through one year after the component is actually disposed. The disposal of the property, plant and equipment of the Company's Ft. Worth facility met the criteria to be classified as held for sale at the end of the first quarter of 2005. Under the provisions of EITF 03-13, the Company updated its evaluation of its continuing involvement through continued sales to dealers of the Ft. Worth facility from its other home manufacturing plants at each quarter end after the first quarter of 2005. Although the Company had hoped to retain a greater portion of the Ft. Worth facility's dealers and sales base, during the fourth quarter of 2005, the sustained sales had fallen below 15% of the prior year's sales from the Ft. Worth plant. Accordingly, in the fourth quarter of 2005, it became appropriate under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the Company to classify its Ft. Worth operations as discontinued operations, and accordingly, reclassified the information previously reported in its consolidated statements of operations.

The Ft. Worth manufacturing operations generated revenue of $3,124 (2005), $22,421 (2004) and $28,828 (2003). As noted above, the Company has not retained the sales base of the majority of the dealers serviced by the Ft. Worth plant.

Net Income (Loss)
The Company's net income for 2005 was $10,915, or $0.59 per diluted share, as compared to $3,241, or $0.18 per diluted share in 2004.

2004 Compared to 2003

Revenue
Total revenue for 2004 was $211,740, decreasing $7,268, or 3.3%, from 2003 revenue of $219,008.

Home manufacturing net sales accounted for virtually the entire decrease, falling to $201,358 from $208,387 in 2003. Home shipments, from continuing operations, were 5,718 in 2004 as compared to 5,884 in 2003, decreasing 2.8 %, with floor shipments decreasing by 11.9%. Single-section home shipments, as a percentage of total shipments, increased to 29.6% in 2004 from 12.9% in 2003, primarily due to the Company's participation in building single-section homes as part of the FEMA disaster relief for victims of the 2004 hurricanes, of which 1,023 homes were shipped in 2004. Of these shipments, excluding FEMA units, 62% in 2004 and 49% in 2003 were to exclusive dealers. Cavalier attributes the decrease in sales and shipments primarily to continuing adverse industry conditions which effects were partially offset by the FEMA units shipped. Despite the Company's increase in sales prices to try and offset the increase in raw materials prices, the average price of homes sold remained about the same from $36,500 in 2003 to $36,400 in 2004, which was due to the higher number of single-section homes sold as a result of the FEMA units shipped. The single-section homes have a lower selling price than multi-section homes.

Inventory of the Company's product at all retail locations, including Company-owned retail sales centers, decreased 0.5% to approximately $99,500 at December 31, 2004 from $100,000 at year end 2003. At its peak in June 1999, dealer inventory approximated $314,000.

Revenue from the financial services segment decreased for 2004 to $2,444 compared to $2,673 in 2003. For 2004, CIS purchased contracts of $33,323 and sold installment contracts totaling $31,905. In 2003, CIS purchased contracts of $37,780 and re-sold installment contracts totaling $35,953. CIS does not retain the servicing function and does not earn the interest income on these re-sold loans.

Revenue from the retail segment was $7,938 for 2004 compared to $7,948 for 2003. The Company opened a new retail location in the fourth quarter of 2004.

Gross Profit
Gross profit was $39,496 or 18.7% of total revenue, for 2004, versus $36,576 or 16.7% of total revenue in 2003. The $2,920 increase in gross profit is primarily the result of lower trailing costs associated with the plants closed during the last quarter of 2002 and the third quarter of 2003 and sales price increases in 2004 over 2003. However, the Company's gross margin has been negatively impacted by (1) price increases in substantially all raw materials (certain prices continue to increase and show no signs of stabilization) and (2) overall commodity pressures (i.e. global demand and capacity constraints and rising oil prices). Despite the Company's increase in sales prices to try and offset the increase in raw materials price, the average price of homes sold remained about the same. This was due to the higher number of single-section homes sold as a result of the FEMA units shipped. The single-section homes have a lower selling price than multi-section homes.

Selling, General and Administrative
Selling, general and administrative expenses during 2004 were $34,415 or 16.3% of total revenue, versus $38,199 or 17.4% of total revenue in 2003, a decrease of $3,784, or 9.9%. The overall decrease includes a decrease of $1,263 in employee benefits costs (primarily health insurance), a decrease in service expenses of $2,605, which were partially offset by increases in audit and accounting fees of $1,170 due to expenses associated with compliance efforts under the SOX Act of 2002. The SOX compliance efforts included attestation fees paid to the independent registered public accounting firm and to a lesser extent, consulting fees to other parties to support management's assessment activities. Included in 2003 were recoveries of $475 from an insurance subrogation matter and $251 from a dealer of a prior period loss.

In conjunction with the review of its critical accounting estimates, the Company evaluated its historical loss factors applied to the reserve for repurchase commitments, including changes in dealers' circumstances and industry conditions, for those dealers deemed to be probable of default. At the time, based on continuing improvements in dealers' circumstances (for which the Company's financial statement is positively impacted), the Company recorded a change in accounting estimate reducing the reserve for each year by $340 (2005), $380 (2004) and $1,260 (2003). The Company's losses, under its inventory repurchase agreements, have significantly improved in recent years, with payments totaling $86 (2005), $717 (2004) and $1,133 (2003). While overall industry conditions remain stable, it is problematic to forecast future dealer failures.

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

Operating Income (Loss)
Operating income for 2004 was $5,081, compared to an operating loss of $2,373 in 2003. Segment operating results were as follows. (1) Home manufacturing operating income, before intercompany eliminations, was $10,235 in 2004 as compared to $1,275 in 2003. The increased home manufacturing operating income is primarily due to improved gross profit, improved selling, general, and administrative expenses, and the Company's participation in building single-section homes as part of the FEMA disaster relief for victims of the 2004 hurricanes as discussed above. (2) Financial services operating income was $539 in 2004 as compared to income of $537 in 2003. (3) The retail segment's operating loss increased from $41 in 2003 to $113 in 2004 primarily due to startup costs associated with a new retail location opened in the fourth quarter of 2004 and income from a 2003 release of the Company from a recourse liability that did not recur in 2004. (4) General corporate operating expense, which is not identifiable to a specific segment, increased from $4,439 in 2003 to $5,472 in 2004 primarily due to expenses associated with compliance efforts under the SOX Act of 2002. The SOX compliance efforts included attestation fees paid to the independent registered public accounting firm and to a lesser extent, consulting fees to other parties to support management's assessment activities.

Other Income (Expense)
Interest expense remained consistent primarily due to lower debt amounts outstanding offset somewhat by a higher rate on amounts outstanding.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net decreased $135 due to lower interest income rates earned in 2004 on invested funds.

Income (Loss) from Continuing Operations before Income Taxes
The Company's 2004 pre-tax income from continuing operations was $4,567, reflecting an improvement over the pre-tax loss of $2,742 in 2003, due to the factors discussed above.

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

Equity in Earnings of Equity-Method Investees
The Company's equity in earnings of equity-method investees was $980 for 2004 as compared to $369 for 2003. The overall increase was primarily due to the improved operations at one of the Company's equity-method investees.

Income (Loss) from Discontinued Operations
The Ft. Worth facility's loss, accounted for as discontinued operations, was $2,231 in 2004 as compared to $2,715 in 2003. During 2004, the Company recorded impairment and other related charges of $209 ($209 after tax or $0.01 per diluted share) for writedowns for certain property, plant and equipment related to the closing.

Net Income (Loss)
The Company's net income for 2004 was $3,241 or $0.18 per diluted share, as compared to a net loss of $4,570 or $0.26 per diluted share in 2003.

Liquidity and Capital Resources

                                                                       Balances as of December 31,
                                                               -------------------------------------------
(dollars in thousands)                                            2005            2004           2003
                                                               ------------   -------------   ------------

Cash, cash equivalents & certificates of deposit             $      14,379 $        31,674 $       32,393
Working capital                                              $      24,216 $        12,967 $        7,813
Current ratio                                                     1.4 to 1        1.3 to 1       1.2 to 1
Long-term debt                                               $       7,631 $        11,400 $       13,089
Ratio of long-term debt to equity                                 0.1 to 1        0.3 to 1       0.3 to 1
Installment loan portfolio                                   $      15,067 $         8,839 $       10,114

2005
Cash decreased $17,295 from $31,674 at December 31, 2004 to $14,379 at December 31, 2005. Operating activities used net cash of $35,078 primarily due to
          (a) an increase in accounts receivable of $35,173 which is due for shipments of FEMA disaster relief homes,
          (b) an inventory increase of $12,394, of which over $5,000 represents finished homes the Company was unable to deliver due to FEMA's inability to accept receipt in a timely fashion, with most of the remaining inventory increase representing raw materials purchased to support higher levels of production,
          (c) the net purchase of installment contracts of $6,817,
          (d) a slight offset of the above uses of cash by an increase of $3,526 in accounts payable for increased inventory purchases, and
          (e) an offset for year 2005 net income of $10,915.

Historically, the FEMA receivables are outstanding for a longer period of time than the Company's other receivables. Of the $35,365 receivables outstanding under the FEMA contracts at December 31, 2005, $28,746 has been collected through March 9, 2006. Additionally, subsequent to year-end all FEMA related homes have been delivered.

The Company's capital expenditures were $1,410 during 2005 primarily for normal property, plant and equipment additions and replacements as well as $251 of capital expenditures incurred in conjunction with reopening the Winfield, Alabama facility in 2005. The Company estimates that it will incur an additional $200 - $300 in capital expenditures during 2006 related to the Winfield facility. Additionally, the Company had $3,537 of proceeds from the sale of property plant and equipment, which were primarily from the sale of the Ft. Worth facility in the second quarter which has been accounted for at year end as discontinued operations in the accompanying consolidated statements of operations.

During 2005, the Company paid out charges for involuntary termination benefits of $878 as discussed above related to the closing of the Ft. Worth, Texas home manufacturing facility. There were no comparable payments in the 2004 period, and the Company does not expect to incur any additional impairment charges relating to the Ft. Worth, Texas facility.

The decrease in long-term debt for 2005 was due to scheduled principal payments of $1,626 and a $2,350 pay-down on the real estate term loan using a portion of the proceeds from the property sales mentioned above. During the fourth quarter of 2005, the Company borrowed $17,750 under the revolving line of credit, in order to fund the Company's short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. The borrowings under our retail floor plan agreement increased to $1,990 by December 31, 2005 from $1,071 at December 31, 2004 primarily for the opening of a new retail location in the fourth quarter of 2004.

Proceeds of stock options generated cash of $1,109 in 2005.

Working capital, at year end, improved by $11,249 to $24,216 due in part to earnings in 2005.

The increase in the installment loan portfolio at December 31, 2005 is primarily due to a higher volume of land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at December 31, 2005 is $6,972 of land/home loans, of which $3,056 have been sold subsequent to the end of the year through March 10, 2006. As the Company increases its land/home loan purchases, short-term cash requirements will increase due to the length of time involved in consummating the sales transaction. The Company expects to utilize cash on hand to fund these loan purchases.

2004
Cash decreased $719 to $31,674 at December 31, 2004 from $32,393 at December 31, 2003. Operating activities used net cash of $930 primarily due to
          (a) an increase in accounts receivable of $2,321 which is primarily for shipments of FEMA disaster relief homes,
          (b) an inventory increase of $3,945 due in part to higher levels of production in our home manufacturing plants and some raw material purchases in anticipation of increasing prices,
          (c) the net purchase of installment contracts of $959,
          (d) a slight offset of the above uses of cash by an increase of $451 in accounts payable for increased inventory purchases, and
          (e) an offset for year 2004 net income of $3,241.

On average, the FEMA receivables were outstanding for a longer period of time than the Company's other receivables; however, the outstanding FEMA-related receivables $2,513 were collected in 2005.

The Company's capital expenditures were $786 during 2004 primarily for normal property, plant and equipment additions and replacements. Additionally, the Company had $2,320 of proceeds from the sale of property plant and equipment, primarily from the sale of a previously idled manufacturing facility of which $1,697 was paid on long-term debt.

The decrease in long-term debt for 2004 was due to scheduled principal payments of $1,734 and a $1,697 pay-down on the real estate term loan using a portion of the proceeds from the property sales mentioned above.

The Company entered into a retail floor plan agreement during 2004 for its Company-owned retail stores and borrowed $1,071 to support its retail locations' inventory purchases.

Proceeds of stock options generated cash of $939 in 2004.

2003
Cash decreased $2,546 to $32,393 at December 31, 2003 from $34,939 at December 31, 2002. Operating activities used net cash of $902 primarily due to
          (a) a decrease in other assets and liabilities of $13,202
          (b) a decrease of $3,216 in accounts payable
          (c) an offset of the above for an inventory decrease of $7,323,
          (d) an accounts receivable decrease of $1,414, and
          (e) the net purchase of installment contracts of $1,203
(a) through (d) are primarily related to changes in assets and liabilities of home manufacturing facilities closed at the end of 2002

The Company's capital expenditures were $327 during 2003 primarily for normal property, plant and equipment additions and replacements. Additionally, the Company had $6,294 of proceeds from the sale of property plant and equipment, primarily from the sales of a previously idled manufacturing facility of which $3,500 was paid on long-term debt.

The decrease in long-term debt for 2003 was due to scheduled principal payments of $1,454 and a $3,500 pay-down on the real estate term loan using a portion of the proceeds from the property sales mentioned above. The Company paid off its revolving line of credit from cash on hand and entered into its real estate term loan in 2003, creating an additional net payment of $2,500.

Effective March 9, 2002 the Jobs Creation and Worker's Assistance Act was passed which enabled companies to carry back net operating losses five years instead of two years as under previous law. Due to the change in the law, the Company received a refund of $6,425 in 2003.

Historically, the Company has funded its operating activities with cash flows from operations supplemented by available cash on hand and, when necessary, funds from its principal line of credit. During the industry downturn, the Company benefited by $12,151 over this three year period from the proceeds from sales of idle facilities as a replacement source of funds due to net operating losses. Currently, the Company has two previously idled facilities that are being marketed for sale; however, the Company cannot predict when or at what amounts the facilities will ultimately be sold.

The Company's trend of cash used in operating activities over the past several years is a direct result of the downturn in the industry and the Company's net losses as a result. The industry has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. Each of these factors contributed to a reduction in wholesale industry shipments to a 42-year low in 2004.

In response to industry market conditions, the Company has closed 17 home manufacturing facilities since 1999. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. The Company is continuing to evaluate its options regarding capacity, cost and overhead expense, the need for further plant, retail and other consolidations, reductions, idling and closings and methods designed to address the Company's financial performance, including cash flows, in light of current and developing market and business conditions. Industry results for 2005 posted the first increase since 1998; and though the 2005 compared to 2004 improvement in industry shipments were driven by homes provided for hurricane relief, dealer failures and repossessions of manufactured homes also have significantly improved in 2005.

While the Company has two idle facilities for sale, Cavalier's return to profitability in 2004 and 2005, combined with the closing and disposal of the unprofitable Ft. Worth facility, we believe it will not be necessary to sell these facilities to support operational cash needs assuming a reasonable marketplace for our product.

During 2005, the Company entered into agreements as a subcontractor to provide 2,638 homes to the Federal Emergency Management Agency (FEMA) as part of that agency's hurricane relief efforts. In order to fund the Company's short term cash needs required to fulfill the orders of FEMA homes, on December 6, 2005, the Company amended its credit facility (the "Credit Facility") with its primary lender to provide for an available revolving line of credit during the period of October 25, 2005 through April 30, 2006 (the "first temporary advance period") of $50,000 and during the period of May 1, 2006 through July 31, 2006 (the "second temporary advance period") of $25,000, effectively waiving temporarily the tangible net worth requirement listed below. Additionally, on October 25, 2005, the capital expenditure covenant was modified to allow for capital expenditures of $2,000 for the year ended December 31, 2005. The maturity date under the revolving line of credit remains at April 2007.

The Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 ($50,000 during the first temporary advance period) and a real estate term loan (14 year) component of $10,000, which are cross-secured and cross-defaulted. The amount available under the revolving line of credit, up to $25,000 ($50,000 during the first temporary advance period), is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2003 (waived during the temporary advance periods), as noted in the following table.

  Tangible Net Worth              Credit Facility
        ("TNW")                      Available
------------------------      -------------------------

Above $50,000                 30% of TNW
$50,000 - $38,000             $15,000
$38,000 - $23,000             $15,000 to zero (dollar
                              for dollar reduction)

At December 31, 2005, under the revolving line of credit, $26,341 was available after deducting letters of credit of $5,909. During the fourth quarter of 2005, the Company borrowed $17,750 under the revolving line of credit, in order to fund the Company's short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. The Company did not have any amounts outstanding under the revolving line of credit at December 31, 2004.

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

The bank's prime rate at December 31, 2005 and 2004 was 7.25% and 5.25% respectively. A director of the Company served as president of the primary lender until August 31, 2004. The Company made payments to its lender in the amount $694 (2004) and $698 (2003) for interest, commitment fees, letter of credit and various bond related fees.

The real estate term loan agreement contained in the Credit Facility provided for borrowings of $10,000, of which $4,219 and $6,857 was outstanding at December 31, 2005 and December 31, 2004, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $2,000 for the year ended December 31, 2005 and $1,000, thereafter. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than
1.35 to 1 commencing with the year ending December 31, 2005 and 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At December 31, 2005, the Company was in compliance with its debt covenants.

The Company has amounts outstanding under five Industrial Development Revenue Bond issues ("Bonds") which totaled $4,910 and $6,248 at December 31, 2005 and 2004, respectively. Four of the bond issues bear interest at variable rates ranging from 4.85% to 5.40% and mature at various dates through April 2009. One of the bond issues is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 3.91% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of the Company's plant facilities and equipment. Restricted bond funds of $0 and $148 are reflected as a non-current asset in the consolidated balance sheets as December 31, 2005 and 2004, respectively.

The Company has $1,990 and $1,071 of notes payable under a retail floor plan agreement at December 31, 2005 and December 31, 2004, respectively. The notes are collateralized by certain Company-owned retail stores' new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

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

Contractual Obligations and Commitments (dollars in thousands)
The following table summarizes contractual obligations of the Company at December 31, 2005. For additional information related to these obligations, see
Note 6 to the Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period. The Company's debt consists primarily of fixed rate debt. However, there is one bond that has a variable interest rate. The Company estimated the interest payments due for this bond using 4.0% which is a slight increase from the latest applicable interest rate. The Company does not have any contractual purchase obligations, and historically, has not entered into contracts committing the Company to purchase specified quantities of materials or equipment.

                                                                             Payments Due by Period
                                                  ----------------------------------------------------------------------------------
                                                     Total      Less than 1 year   1 -3 years         4 - 5 years      After 5 years
                                                  ---------     ----------------   ----------        ------------      -------------
Note payable under revolving line of credit       $ 17,750          $ 17,750        $ -                $ -                $ -
Industrial development revenue bond issues           4,910             1,245          2,209              1,069                387
Real estate term loan                                4,219               253            559                638              2,769
Interest                                             2,562               670            735                481                676
Operating leases                                       281               112            165                  4                  -
                                                  ---------     ----------------   ----------        ------------     --------------
Total contractual cash obligations                $ 29,722          $ 20,030        $ 3,668            $ 2,192            $ 3,832
                                                  =========     ================   ===========       =============    ==============

The following table summarizes contingent commitments of the Company at December 31, 2005, including contingent repurchase obligations, guarantees of debt for equity-method investees and letters of credit. For additional information related to these contingent obligations, see Note 11 to the Consolidated Financial Statements and Critical Accounting Estimates below. Contingent insurance plans' retrospective premium adjustments are excluded from this table as there is no definite expiration period (see Critical Accounting Estimates below).

                                                                     Amount of Commitment Expiration per Period
                                                 -----------------------------------------------------------------------------------
                                                    Total        Less than 1 year     1 -3 years      4 - 5 years     After 5 years
                                                  ----------    -----------------   --------------   -------------   --------------
Repurchase obligations   (1)                       $ 52,000           $ 7,000           $ 45,000         $ -                $ -
Guarantees               (2)                            860               174                303           279                104
Letters of credit        (3)                          5,909             5,909                  -          -                   -
                                                  ----------    -----------------   -------------    -------------   ---------------
Total commitments                                  $ 58,769          $ 13,083           $ 45,303         $ 279              $ 104
                                                  ==========    =================   ==============   =============   ===============

  (1) For a complete description of the contingent repurchase obligation, see Critical Accounting Estimates - Reserve for repurchase commitments. Although the commitments outstanding at December 31, 2005 have a finite life, these commitments are continually replaced as the Company continues to sell its manufactured homes to dealers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. The cost, net of recoveries, of these contingent repurchase obligations to the Company was $(696) (2005), $(301) (2004), and $(225) (2003). The Company has a reserve for repurchase commitments of $1,270 (2005) and $2,052 (2004) based on prior experience and an evaluation of dealers' financial conditions.

  (2) The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At December 31, 2005, $2,151 was outstanding under the guarantees, of which the Company had guaranteed $860. One of the companies has a lease purchase agreement with a third party to sell a facility financed by debt that the Company has guaranteed.

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

Product Warranties
Cavalier provides the initial retail homebuyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and current industry trends. Factors we use in the estimation of the warranty liability include historical sales amounts and warranty costs related to homes sold and any outstanding service work orders. We have a reserve for estimated warranties of $13,190 (2005) and $13,255 (2004). Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims or per claim costs exceeding our current warranty expense levels could have a material adverse effect on Cavalier's results of operations.

Insurance
Cavalier's workers' compensation (prior to February 1, 1999, and after April 1,
2001), product liability and general liability insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We were contingently liable at December 31, 2005 for future retrospective premium adjustments up to a maximum of approximately $23,856 in the event that additional losses are reported related to prior years. We recorded an estimated liability of approximately $5,002 (2005) and $5,401
(2004) related to these contingent claims. Claims exceeding our current expense levels could have a material adverse effect on Cavalier's results of operations.

Reserve for repurchase commitments
Manufactured housing companies customarily enter into repurchase agreements with lending institutions, which provide wholesale floor plan financing to dealers. A majority of Cavalier's sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event of dealer default. Our risk of loss under repurchase agreements is reduced by the following factors: (1) sales of our manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 5.0% of sales in 2005, excluding FEMA-related sales; (2) the price that Cavalier is obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 to 24 months), and (3) Cavalier historically has been able to resell homes repurchased from lenders.

The Company applies FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies, to account for its liability for repurchase commitments. Under the provisions of FIN 45, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to FIN 45) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to SFAS No. 5). Cavalier reviews the retail dealers' inventory to estimate the amount of inventory subject to repurchase obligation which is used to calculate (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of these two calculations as a liability for repurchase commitments and as a reduction to revenue.

     (1) The Company estimates the fair value of the non-contingent portion of its manufacturer's inventory repurchase commitment under the provisions of FIN 45 when a home is shipped to dealers whose floor plan financing includes Cavalier's repurchase commitment. The fair value of the inventory repurchase agreement has been estimated on a "pooled dealer" approach based on the creditworthiness of the independent dealers, as determined by the floor plan institution, and is derived using an income approach. Specifically, the fair value of the inventory repurchase agreement is determined by calculating the net present value of the difference in (a) the interest cost to carry the inventory over the maximum repurchase liability period at the prevailing floor plan note interest rate and (b) the interest cost to carry the inventory over the maximum repurchase liability period at the interest rate of a similar type loan without a manufacturer's repurchase agreement in force.

     (2) The Company estimates the contingent obligation to make future payments under its manufacturer's inventory repurchase commitment for the same pool of commitments as used in the fair value calculation above and records the greater of the two calculations. This SFAS No. 5 contingent obligation is estimated using historical loss factors, including the frequency of repurchases and the losses experienced by the Company for repurchased inventory.

Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers' financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. In this default probability evaluation, we review repurchase notifications received from floor plan sources and review our dealer inventory for expected repurchase notifications based on various communications from the lenders and the dealers as well as for dealers who, we believe, are experiencing financial difficulty. The Company's repurchase commitments for the dealers in the category of elevated risk of default are excluded from the pool of commitments used in both of the calculations at (1) and (2) above. Changes in the reserve are recorded as an adjustment to revenue.

Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home. The maximum amount for which we are contingently liable under repurchase agreements approximated $52,000 at December 31, 2005. We have a reserve for repurchase commitments of $1,270 (2005) and $2,052 (2004).

Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on the Company's operating results. The deterioration in the availability of retail financing, along with significant competition from repossessed homes, experienced in recent years, extended the inventory adjustment period for excess industry retail inventory levels beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken, the inventory overhang could result in even greater intense price competition, cause further pressure on profit margins within the industry, and have a material adverse effect on Cavalier. Cavalier believes that inventories of its homes are at levels which are more consistent with retail demand, although we cannot provide investors assurances to this effect. The Company's inventory at all retail locations, including Company-owned retail sales centers, declined 34% in 2004 from 2003 and declined by 29% from 2004 to 2005. The reduction in retail inventory, and corresponding reduction in repurchase commitments, has been impacted in the last two years by the leveling of retail inventory with demand and by the industry's involvement in the production of FEMA-related houses that do not carry a repurchase commitment. In 2006, as FEMA-related production is replaced by traditional dealer purchases that carry inventory repurchase commitments, the Company anticipates the non-contingent portion of the reserve for repurchase commitments to increase.

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

Deferred Tax Asset
Realization of deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. In 2004, pursuant to SFAS No. 109, Accounting for Income Taxes, because the Company had operated at a cumulative loss in its three most recent calendar years and because it believed difficult competitive and economic conditions might continue for the foreseeable future, a $19,607 valuation allowance was recorded to fully reserve net deferred tax assets. However, in 2005, as a result of continued improvements in operating performance and projected income and tax liability for 2006, the Company reversed a portion of the deferred tax asset valuation allowance realizing $1,314 in deferred tax benefits. In assessing the need for a valuation allowance, the Company considers all positive and negative evidence, including anticipated operating results, scheduled reversals of deferred tax liabilities, and tax planning strategies. Because the Company believes challenging industry conditions persist, the Company believes that under the standards of SFAS No. 109 it is not appropriate to record income tax benefits in excess of the benefit projected to be realized in 2006. As of December 31, 2005, the Company maintained a valuation allowance of $13,782. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required.

Related Party Transactions
The Company purchased raw materials of approximately $21,586, $17,680, and $14,580 from MSR Forest Products, LLC, and Alliance Homes, Inc. during 2005, 2004 and 2003, respectively, each companies in which Cavalier owns a minority interest.

Mr. Thomas A. Broughton, III, a director of the Company, served as the president of First Commercial Bank, the Company's primary lender, through August 31, 2004. The Company made payments to its lender in the amount of $694 (2004) and $698
(2003) for interest, commitment, letter of credit and various bond related fees. See Note 6 to the consolidated financial statements for additional information regarding the Company's credit facility.

The Company recorded net income (loss) of investees accounted for by the equity method of $775, $980, and $369 for the years ended December 31, 2005, 2004, and 2003, respectively. Additionally, the Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. For additional information related to these guarantees, see footnote (2) under Contractual Obligations and Commitments above.

The Company used the services of a law firm, Lowe, Mobley & Lowe, a partner of which, Mr. John W Lowe, is also a director of the Company. The Company paid legal fees to this firm of 414 (2005), $346 (2004), and $378 (2003). In addition, the law firm received, from the proceeds of the settlement of a Company claim, an indirect legal fee payment of $74 in 2005.

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

Recently Issued Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock-Based Compensation, a revision of SFAS No. 123, which supersedes Accounting Principles Board Opinion 25 Accounting for Stock Issued to Employees. In April 2005, the effective date of SFAS No. 123R was postponed until fiscal years beginning after June 15, 2005. The fair value method of accounting for stock based awards pursuant to SFAS No. 123R will require the Company to record compensation cost over the vesting period of awards of equity instruments based on the grant date fair value of the award and applies to new awards issued, awards modified, repurchased or cancelled and unvested awards after the effective date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows after the effective date.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expenses, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. SFAS No. 151 also requires that the "allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities." Normal capacity is defined as "the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance." This statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on the Company's consolidated financial statements.

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

ITEM 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk
Market risk is the risk of loss arising from adverse changes in market prices and interest rates. The Company is exposed to interest rate risk inherent in its financial instruments, but is not currently subject to foreign currency or commodity price risk. The Company manages its exposure to these market risks through its regular operating and financing activities.

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consisted of fixed rate contracts with interest rates generally ranging from 8.0% to 14.0% and an average original term of 265 months at December 31, 2005. The Company estimated the fair value of its installment contracts receivable at $15,287 using discounted cash flows and interest rates offered by CIS on similar contracts at December 31, 2005.

The Company has one industrial development revenue bond issue that is exposed to interest rate changes. Since this borrowing is floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has four industrial development revenue bond issues at fixed interest rates. The Company estimated the fair value of its debt instruments at $8,806 using rates at which the Company believes it could have obtained similar borrowings at December 31, 2005.


                                                         Assumed Annual Principal Cash Flows
                                      --------------------------------------------------------------------------
(dollars in thousands)                    2006          2007      2008      2009      2010    Thereafter   Total    Fair value
                                          ----          ----      ----      ----      ----    ----------   -----    ----------

Installment loan portfolio              $ 7,703 a      $ 111     $ 123     $ 136     $ 151    $ 6,843    $ 15,067    $ 15,287
(weighted average interest
 rate - 10.4%)
                                                          Expected Principal Maturity Dates
                                      --------------------------------------------------------------------------
(dollars in thousands)                    2006          2007      2008      2009      2010    Thereafter   Total    Fair value
                                          ----          ----      ----      ----      ----    ----------   -----    ----------

Notes payable and long-term debt        $ 1,498      $ 1,570   $ 1,198   $ 1,263     $ 444    $ 3,156    $ 9,129     $ 8,806
(weighted average interest
 rate - 5.6%)

a  The Company has recorded an allowance for credit losses of $968, primarily based upon management's assessment of historical experience factors and current economic conditions.

Additionally, the Company has a revolving line of credit and a note payable under a retail floor plan agreement that are exposed to interest rate changes, as they are floating rate debt based on the prime interest rate. These borrowings are excluded from the above table since there is no scheduled payout or maturity date for either of these obligations. During the fourth quarter of 2005, the Company borrowed $17,750 under the revolving line of credit, in order to fund the Company's short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. The Company did not have any amounts outstanding under the revolving line of credit at December 31, 2004. The bank's prime rate at December 31, 2005 and 2004 was 7.25% and 5.25% respectively. The Company has $1,990 and $1,071 of notes payable under a retail floor plan agreement at December 31, 2005 and December 31, 2004, respectively. The notes bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform
 Act of 1995:

The Company's disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements. Forward looking statements give the Company's current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, the Company also may provide oral or written forward-looking statements in other materials released to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
o        the severe and continuing downturn in the manufactured housing industry;
o        limitations in Cavalier's ability to pursue its business strategy;
o changes in demographic trends, consumer preferences and Cavalier's business strategy;
o        changes  and  volatility  in  interest  rates and the  availability of capital;
o        changes  in  the  availability of retail (consumer) financing;
o        changes  in  the  availability  of wholesale (dealer) financing;
o        changes in level of industry retail inventories;
o        the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other key personnel;
o        competition;
o        contingent repurchase and guaranty obligations;
o        uncertainties regarding Cavalier's retail financing activities;
o        the potential unavailability and price increases for raw materials;
o        the potential unavailability of manufactured housing sites;
o        regulatory constraints;
o        the potential for additional warranty claims;
o        litigation;
o        the potential volatility in the Company's stock price; and
o the potential for deficiencies in internal controls over financial reporting or in disclosure controls and procedures.

Any or all of the forward-looking statements in this report, in the 2005 Annual Report to Stockholders, in the Annual Report on Form 10-K for the year ended December 31, 2005 and in any other public statements the Company makes may turn out to be wrong. These statements may be affected by inaccurate assumptions the Company might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in future filings with the Securities and Exchange Commission or in any of the Company's press releases. Also note that, in the Annual Report on Form 10-K for the period ending December 31, 2005, under the heading "Risk Factors," the Company has provided a discussion of factors that it thinks could cause the actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect Cavalier. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited quarterly financial data for the two years ended December 31, 2005 and 2004. The Company believes that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with accounting principles generally accepted in the United States of America. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period.

         Quarterly Statistics
         Comparison of Operating Results (Unaudited)
         (Dollars in thousands except per share amounts)

                                                              Fourth         Third         Second       First
                                                              Quarter        Quarter       Quarter      Quarter       Total
                                                              ---------------------------------------------------------------
2005
----------------------------------------------------------
Revenue (as originally reported):
         Home manufacturing                                    $ 96,445      $ 53,605     $ 55,863    $ 55,354     $ 261,267
         Financial services                                         766           942          781         513         3,002
         Retail                                                   2,403         2,638        2,646       1,811         9,498
                                                              ----------   -----------  -----------  ----------    ----------
         Total revenue                                           99,614        57,185       59,290      57,678       273,767
                                                              ----------   -----------  -----------  ----------    ----------
Home manufacturing (effect of change)
         Discontinued operations                           a        (35)          (74)        (119)     (2,874)       (3,102)
         Repurchase commitments reclassification           b         38           180          831         318         1,367
                                                              ----------   -----------  -----------  ----------    ----------
         Total                                                        3           106          712      (2,556)       (1,735)
                                                              ----------   -----------  -----------  ----------    ----------
Revenue (as adjusted):
         Home manufacturing                                      96,448        53,711       56,575      52,798       259,532
         Financial services                                         766           942          781         513         3,002
         Retail                                                   2,403         2,638        2,646       1,811         9,498
                                                              ----------   -----------  -----------  ----------    ----------
         Total revenue                                           99,617        57,291       60,002      55,122       272,032
                                                              ----------   -----------  -----------  ----------    ----------
Gross profit (as originally reported)                            22,741        11,333        9,340       8,323        51,737
         Discontinued operations                           a       (494)          (76)          81         (18)         (507)
         Repurchase commitments reclassification           b         38           180          831         318         1,367
                                                              ----------   -----------  -----------  ----------    ----------
Gross profit (as adjusted)                                       22,285        11,437       10,252       8,623        52,597
                                                              ----------   -----------  -----------  ----------    ----------
Net income (loss)                                                10,715         1,585          769      (2,154)       10,915
Basic net income (loss) per share                          c       0.59          0.09         0.04       (0.12)         0.60
Diluted net income (loss) per share                        c       0.58          0.09         0.04       (0.12)         0.59

2004
----------------------------------------------------------
Revenue (as originally reported):
         Home manufacturing                                    $ 73,426      $ 56,945     $ 51,226    $ 42,182     $ 223,779
         Financial services                                         576           647          679         542         2,444
         Retail                                                   2,035         2,411        1,962       1,530         7,938
                                                              ----------   -----------  -----------  ----------    ----------
         Total revenue                                           76,037        60,003       53,867      44,254       234,161
                                                              ----------   -----------  -----------  ----------    ----------
Home manufacturing (effect of change)
         Discontinued operations                           a     (5,939)       (5,829)      (5,007)     (5,646)      (22,421)
                                                              ----------   -----------  -----------  ----------    ----------
         Total                                                   (5,939)       (5,829)      (5,007)     (5,646)      (22,421)
                                                              ----------   -----------  -----------  ----------    ----------
Revenue (as adjusted):
         Home manufacturing                                      67,487        51,116       46,219      36,536       201,358
         Financial services                                         576           647          679         542         2,444
         Retail                                                   2,035         2,411        1,962       1,530         7,938
                                                              ----------   -----------  -----------  ----------    ----------
         Total revenue                                           70,098        54,174       48,860      38,608       211,740
                                                              ----------   -----------  -----------  ----------    ----------
Gross profit (as originally reported)                            14,923        10,508        8,719       7,592        41,742
         Discontinued operations                           a       (559)         (620)        (543)       (524)       (2,246)
                                                              ----------   -----------  -----------  ----------    ----------
Gross profit (as adjusted)                                       14,364         9,888        8,176       7,068        39,496
                                                              ----------   -----------  -----------  ----------    ----------
Net income (loss) (as originally reported)                 d      4,654         1,068         (599)     (1,882)        3,241
         Impact of delayed adoption of FIN 45              e        248            35         (127)       (156)            -
                                                              ----------   -----------  -----------  ----------    ----------
Net income (loss) (as restated)                                   4,902         1,103         (726)     (2,038)        3,241
                                                              ----------   -----------  -----------  ----------    ----------
Basic net income (loss) per share (as originally reported) c       0.26          0.06        (0.03)      (0.11)         0.18
         Impact of delayed adoption of FIN 45             c, e     0.01          0.00        (0.01)      (0.01)        (0.00)
                                                              ----------   -----------  -----------  ----------    ----------
Basic net income (loss) per share (as restated)           c, e     0.27          0.06        (0.04)      (0.12)         0.18
                                                              ----------   -----------  -----------  ----------    ----------
Diluted net income (loss) per share (as originally reportedc       0.25          0.06        (0.03)      (0.11)         0.18
         Impact of delayed adoption of FIN 45             c, e     0.01          0.00        (0.01)      (0.01)        (0.00)
                                                              ----------   -----------  -----------  ----------    ----------
Diluted net income (loss) per share (as restated)         c, e     0.26          0.06        (0.04)      (0.12)         0.18
                                                              ----------   -----------  -----------  ----------    ----------

a     In the fourth quarter of 2005,  under the provisions of SFAS No. 144,
Accounting for the Impairment or Disposal of Long-Lived Assets, and related EITF Issue No. 03-13, the Company classified its Ft. Worth operations as discontinued operations, and accordingly, reclassified the information previously reported.

b     In the fourth quarter of 2005, the Company became aware that paragraph
11 b. of Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3, should be applied to record the changes in its reserve for repurchase commitments against revenue rather than in selling, general and administrative expenses. Accordingly, the Company reclassified the portion of its change in repurchase accrual previously included in selling, general and administrative expenses to revenue in 2005. The amount for 2004 included in selling, general and administrative expenses was insignificant and not reclassified.

c     The sum of quarterly amounts may not equal the annual amounts due to rounding.

d     In conjunction with the review of its critical accounting estimates, quarterly, the Company evaluated its historical loss factors applied to the reserve for repurchase commitments, including changes in dealers' circumstances and industry conditions, for those dealers deemed to be probable of default. At the time, based on continuing improvements in dealers' circumstances (for which the Company's financial statement is positively impacted), the Company recorded a change in accounting estimate reducing the reserve by $469 (Q2 2005), $627 (Q4
2004) and $199 (Q2 2004), during the periods of significant change in estimated reserve amounts.

e     The Company's financial statements for each quarter of fiscal 2004 are restated herein to correct an error in the application of FIN 45; however, there is no net income change to the full fiscal year of 2004. The Company adopted FIN 45 in the fourth quarter of 2004, notwithstanding the fact that FIN 45 applied to guarantees issued or modified after December 31, 2002. The restatement also corrects the Company's failure to record the FIN 45 fair value non-contingent liability amount when such amount exceeded the SFAS No. 5 contingent liability amount. The effect of the correction on net income (loss) and related per share amounts for each quarter of 2004 is noted in the above table. The cumulative effect of the Company's error in its failure to record the greater FIN 45 fair value non-contingent liability amount in 2003, which was not significant, is reflected in the adjustment of the first quarter of 2004 and as such, the restatement had no cumulative effect on retained earnings or other appropriate components of equity or net assets in the statement of financial position, as of the beginning of the first quarter of 2004.

                      CAVALIER HOMES, INC. AND SUBSIDIARIES
                   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

             Index to Consolidated Financial Statements and Schedule

Management's Report on Internal Control Over Financial Reporting             39

Reports of Independent Registered Public Accounting Firms                    40

Consolidated Balance Sheets                                                  42

Consolidated Statements of Operations                                        43

Consolidated Statements of Stockholders' Equity                              44

Consolidated Statements of Cash Flows                                        45

Notes to Consolidated Financial Statements                                   46


Schedule -

         II - Valuation and Qualifying Accounts                              62



Schedules I, III, IV and V have been omitted because they are not required.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company's internal control system was designed to provide reasonable assurance to management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of the Company's management, including its Chief Executive Officer and its Chief Financial Officer, the Company's management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control:
Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), as of December 31, 2005.

Based on the evaluation under the criteria contained in the framework of Internal Control: Integrated Framework, the Company's management concluded that its internal control over financial reporting was effective as of December 31, 2005.

Management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by Carr, Riggs and Ingram, LLC, an independent registered public accounting firm, as stated in their report below.



/s/ DAVID A. ROBERSON
---------------------
Director and Principal Executive

/s/ MICHAEL R. MURPHY
---------------------
Chief Financial Officer and Principal Accounting Officer


March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cavalier Homes, Inc.

We have audited the accompanying consolidated balance sheet of Cavalier Homes, Inc. and subsidiaries (the "Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 15(a) for the year ended December 31, 2005. We also have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Cavalier Homes, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and schedule, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavalier Homes, Inc. and subsidiaries as of December 31, 2005, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, management's assessment that Cavalier Homes, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Cavalier Homes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).


/s/ CARR, RIGGS & INGRAM, LLC
Birmingham, Alabama
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cavalier Homes, Inc.:

We have audited the accompanying consolidated balance sheet of Cavalier Homes, Inc. and subsidiaries (the "Company") as of December 31, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2004 and 2003. Our audits also included the financial statement schedule listed in the Index at Item 8 for the years ended December 31, 2004 and 2003. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Cavalier Homes, Inc. and subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein for the years ended December 31, 2004 and 2003.


/s/DELOITTE & TOUCHE LLP
Birmingham, Alabama
March 28, 2005 (March 16, 2006 as to the effects of the discontinued operations described in Note 2)

                          CAVALIER HOMES, INC. AND SUBSIDIARIES
                               CONSOLIDATED BALANCE SHEETS
                               DECEMBER 31, 2005 AND 2004
                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------

                                                                2005            2004
                                                             -----------     ------------
 ASSETS
 CURRENT ASSETS:
      Cash and cash equivalents                            $     14,379    $      31,674
      Accounts receivable, less allowance for losses of
          $56 (2005) and $85 (2004)                              39,453            4,279
      Notes and installment contracts receivable - current,
       including held for resale $7,603 (2005) and
       $2,011 (2004)                                              7,703            2,086
      Inventories                                                27,303           14,909
      Other                                                       2,723            1,267
                                                             -----------     ------------
             Total current assets                                91,561           54,215
                                                             -----------     ------------

 PROPERTY, PLANT AND EQUIPMENT:
      Land                                                        3,778            5,279
      Buildings and improvements                                 34,668           36,976
      Machinery and equipment                                    30,118           31,252
                                                             -----------     ------------
                                                                 68,564           73,507
      Less accumulated depreciation and amortization             38,988           39,762
                                                             -----------     ------------
             Total plant, property and equipment, net            29,576           33,745
                                                             -----------     ------------

 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $968 (2005) and
     $953 (2004)                                                  6,396            5,801
                                                             -----------     ------------

 OTHER ASSETS                                                     5,288            4,469
                                                             -----------     ------------
 TOTAL                                                     $    132,821    $      98,230
                                                             ===========     ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
      Note payable under revolving line of credit          $     17,750    $           -
      Current portion of long-term debt                           1,498            1,705
      Note payable under retail floor plan agreement              1,990            1,071
      Accounts payable                                            7,821            4,295
      Amounts payable under dealer incentive programs             7,087            4,252
      Accrued compensation and related withholdings               6,147            3,754
      Accrued insurance                                           6,270            6,609
      Estimated warranties                                       13,190           13,255
      Reserve for repurchase commitments                          1,270            2,052
      Other                                                       4,322            4,255
                                                             -----------     ------------
           Total current liabilities                             67,345           41,248
                                                             -----------     ------------
 DEFERRED INCOME TAXES                                                -              415
                                                             -----------     ------------
 LONG-TERM DEBT                                                   7,631           11,400
                                                             -----------     ------------

 COMMITMENTS AND CONTINGENCIES (NOTE 11)

 STOCKHOLDERS' EQUITY:
      Series A Junior Participating Preferred stock,
       $0.01 par value; 200,000 shares authorized,
        none issued                                                   -                -
      Preferred stock, $0.01 par value; 300,000 shares
       authorized, none issued                                        -                -
     Common stock, $0.10 par value; 50,000,000 shares
       authorized, 19,285,705 (2005) and 18,992,574
       (2004) shares issued                                       1,929            1,899
      Additional paid-in capital                                 58,275           56,861
      Retained earnings (accumulated deficit)                     1,423           (9,492)
      Treasury stock, at cost; 983,300 (2005) and
       1,017,300 (2004) shares                                   (3,782)          (4,101)
                                                             -----------     ------------
          Total stockholders' equity                             57,845           45,167
                                                             -----------     ------------
 TOTAL                                                     $    132,821    $      98,230
                                                             ===========     ============
 See notes to consolidated financial statements.


                                  CAVALIER HOMES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                          FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
                              (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------------------------

                                                            2005          2004          2003
                                                         ------------  ------------  ------------

 REVENUE                                                $    272,032  $    211,740  $    219,008
                                                         ------------  ------------  ------------

 COST OF SALES                                               219,435       172,244       182,432

 SELLING, GENERAL AND ADMINISTRATIVE                          40,284        34,415        38,199


 IMPAIRMENT AND OTHER RELATED CHARGES                            143             -           750
                                                         ------------  ------------  ------------

                                                             259,862       206,659       221,381
                                                         ------------  ------------  ------------

 OPERATING INCOME (LOSS)                                      12,170         5,081        (2,373)
                                                         ------------  ------------  ------------

 OTHER INCOME (EXPENSE):
     Interest expense                                         (1,314)       (1,075)       (1,065)
     Other, net                                                  851           561           696
                                                         ------------  ------------  ------------
                                                                (463)         (514)         (369)
                                                         ------------  ------------  ------------

 INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES                                                11,707         4,567        (2,742)

 INCOME TAX PROVISION (BENEFIT)                                  (32)           75          (518)

 EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES                   775           980           369
                                                         ------------  ------------  ------------

 INCOME (LOSS) FROM CONTINUING OPERATIONS                     12,514         5,472        (1,855)

     LOSS FROM DISCONTINUED OPERATIONS, NET OF GAIN
      ON DISPOSAL OF $439 IN 2005                             (1,599)       (2,231)       (2,715)
                                                         ------------  ------------  ------------

 NET INCOME (LOSS)                                      $     10,915  $      3,241  $     (4,570)
                                                         ============  ============  ============

 INCOME (LOSS) PER SHARE:

 BASIC:

  FROM CONTINUING OPERATIONS                            $       0.69  $       0.30  $      (0.11)

  FROM DISCONTINUED OPERATIONS                                 (0.09)        (0.12)        (0.15)
                                                         ------------  ------------  ------------

  NET INCOME (LOSS)                                     $       0.60  $       0.18  $      (0.26)
                                                         ============  ============  ============

  WEIGHTED AVERAGE SHARES OUTSTANDING                     18,118,619    17,879,939    17,666,192
                                                         ============  ============  ============

 DILUTED:

  FROM CONTINUING OPERATIONS                            $       0.68  $       0.30  $      (0.11)

  FROM DISCONTINUED OPERATIONS                                 (0.09)        (0.12)        (0.15)
                                                         ------------  ------------  ------------

  NET INCOME (LOSS)                                     $       0.59  $       0.18  $      (0.26)
                                                         ============  ============  ============

  WEIGHTED AVERAGE SHARES OUTSTANDING                     18,356,795    18,178,394    17,666,192
                                                         ============  ============  ============

 See notes to consolidated financial statements.

                                  CAVALIER HOMES, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
                                           (DOLLARS IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------

                                                                                Retained
                                Common stock     Common        Additional       earnings        Treasury
                                number of         stock          paid-in      (accumulated       stock           Total
                                  shares                         capital        deficit)
                               -------------  --------------  --------------  -------------   -------------  --------------

 BALANCE, JANUARY 1, 2003        18,682,944  $        1,868  $       55,932  $      (8,163) $       (4,101) $       45,536
   Stock options exercised           10,000               1              13              -               -              14
   Income tax benefit
   attributable to exercise
   of stock options                       -               -               7              -               -               7
   Net loss                               -               -               -         (4,570)              -          (4,570)
                               -------------  --------------  --------------  -------------   -------------  --------------

 BALANCE, DECEMBER 31, 2003      18,692,944           1,869          55,952        (12,733)         (4,101)         40,987
   Stock options exercised          299,630              30             909              -               -             939
   Net income                             -               -               -          3,241               -           3,241
                               -------------  --------------  --------------  -------------   -------------  --------------

 BALANCE, DECEMBER 31, 2004      18,992,574           1,899          56,861         (9,492)         (4,101)         45,167
   Stock options exercised          293,131              30             760              -             319           1,109
   Income tax benefit
    attributable to exercise
    of stock options                      -               -             654              -               -             654
   Net income                             -               -               -         10,915               -          10,915
                               -------------  --------------  --------------  -------------   -------------  --------------

 BALANCE, DECEMBER 31, 2005      19,285,705  $        1,929  $       58,275  $       1,423  $       (3,782) $       57,845
                               =============  ==============  ==============  =============   =============  ==============

 See notes to consolidated financial statements.


                                  CAVALIER HOMES, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE YEARS ENDED DECEMBER 31, 2005, 2004, AND 2003
                                          (DOLLARS IN THOUSANDS)

                                                                     2005             2004             2003
                                                                 -------------    -------------    -------------

 OPERATING ACTIVITIES:
   Net  income (loss)                                          $       10,915   $        3,241    $      (4,570)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
        Depreciation and amortization                                   2,477            3,317            4,588
        Provision for (recovery of) credit and accounts
         receivable losses                                                856             (235)             173
        Gain on sale of property, plant and equipment                    (578)             (10)             (51)
        Impairment and other related charges                              143              209              750
        Other, net                                                       (196)            (980)            (461)
        Installment contracts purchased for resale                    (41,442)         (32,864)         (37,156)
        Sale of installment contracts                                  34,625           31,905           35,953
        Principal collected on installment contracts
         purchased for resale                                             205            2,066            2,197
        Changes in assets and liabilities:
             Accounts receivable                                      (35,173)          (2,321)           1,414
             Inventories                                              (12,394)          (3,945)           7,323
             Income taxes                                                 707              (53)           5,356
             Accounts payable                                           3,526              451           (3,216)
             Other assets and liabilities                               1,251           (1,711)         (13,202)

                                                                 -------------    -------------    -------------

        Net cash used in operating activities                         (35,078)            (930)            (902)
                                                                 -------------    -------------    -------------


 INVESTING ACTIVITIES:
   Proceeds from disposition of property,
    plant and equipment                                                 3,537            2,320            6,294
   Capital expenditures                                                (1,410)            (786)            (327)
   Notes and installment contracts purchased for
    investment                                                           (831)            (496)            (627)
   Principal collected on notes and installment
    contracts purchased for investment                                    336              474              629
   Other investing activities                                             349              120             (173)
                                                                 -------------    -------------    -------------
         Net cash provided by investing activities                      1,981            1,632            5,796
                                                                 -------------    -------------    -------------

 FINANCING ACTIVITIES:
   Net borrowings  on note payable under
    revolving line of credit                                           17,750                -                -
   Net borrowings  on note payable under
    retail floor plan agreement                                           919            1,071                -
   Payments on long-term debt                                          (3,976)          (3,431)         (17,454)
   Proceeds from long-term borrowings                                       -                -           10,000
   Proceeds from exercise of stock options                              1,109              939               14

                                                                 -------------    -------------    -------------
        Net cash provided by (used in) financing activities            15,802           (1,421)          (7,440)
                                                                 -------------    -------------    -------------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                            (17,295)            (719)          (2,546)

 CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          31,674           32,393           34,939

                                                                 -------------    -------------    -------------
 CASH AND CASH EQUIVALENTS, END OF YEAR                        $       14,379   $       31,674    $      32,393
                                                                 =============    =============    =============


 See notes to consolidated financial statements.


CAVALIER HOMES, INC. AND SUBSIDIARIES


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
--------------------------------------------------------------------------------

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Cavalier Homes, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, the "Company"). The Company's minority ownership interests in various joint ventures are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets (see Note 13). Intercompany transactions have been eliminated in consolidation. See Note 12 for information related to the Company's business segments.

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

Accounts Receivable - Accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and estimating expected losses using historical experience.

Installment Contracts Receivable - Installment contracts receivable of CIS Financial Services, Inc. ("CIS"), a wholly- owned subsidiary, are reported at their outstanding unpaid principal balances reduced by any charge-off or specific valuation accounts. The Company purchases the majority of its contracts receivable with the intent to resell the loans, with limited recourse, to financial institutions under the terms of retail financing agreements. The recourse provisions obligate CIS to repurchase the loan from certain third party financial institutions if any of the first four payments on a loan become 90 days delinquent. The Company has never been obligated to repurchase the loans under the limited recourse provisions of these contracts. Such sales are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Loans purchased for resale are recorded in the Company's balance sheet at the lower of cost or market and are classified as held for sale if the Company has the intent and believes that it has the ability to resell the loans within a one year from acquisition based on the terms of retail financing agreements with various financial institutions. Deferred loan origination costs are not significant.

Allowance for Credit Losses on Installment Contracts - The Company has provided an allowance for estimated future credit losses resulting from retail financing activities of CIS based on management's periodic evaluation of the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current economic conditions. The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries).

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Included in finished goods are repossessed inventories of CIS which are recorded at estimated net realizable value.

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

Revenue Recognition - Revenue for manufactured homes sold to independent dealers generally is recorded when all of the following conditions have been met; (a) an order for the home has been received from the dealer, (b) an agreement with respect to payment terms (usually in the form of a written or verbal approval for payment has been received from the dealer's flooring institution), and (c) the home has been shipped and risk of loss has passed to the dealer. All sales are final and without recourse except for the contingency described in Note 11. Estimated sales incentives, including rebates, payable to the Company's independent retailers are accrued at the time of sale and are recorded as a reduction of revenue. For Company-owned retail locations, revenue is recorded when the home has been delivered and accepted by the retail customer, risk of ownership has been transferred and funds have been received. Interest income on installment contracts receivable is recognized using a method which approximates the interest method. Accrual of interest income on installment contracts receivable is suspended when a loan is contractually delinquent for 90 days or more. The accrual is resumed when the loan becomes contractually current, and past-due interest income is recognized at that time.

Product Warranties - The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company has provided a liability of $13,190
(2005) and $13,255 (2004) for estimated future warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends. Activity in the liability for product warranty was as follows:

                                                                                     2005               2004                2003
                                                                                ----------------   ----------------    ------------
Balance, beginning of year                                                   $            13,255    $        13,475    $   15,000
Provision  for warranties issued in the current year                                      15,850             15,016        13,118
Adjustments for warranties issued in prior years                                            (580)              (593)        8,076
Payments                                                                                 (15,335)           (14,643)      (22,719)
                                                                                ----------------   ----------------    ------------
Balance, end of year                                                         $            13,190    $        13,255    $   13,475
                                                                                ================   ================    ============

Reserve for Repurchase Commitments -
The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 - 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. The Company applies FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers' financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home.

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

Other Income (Expense): Other, net - Other, net included in the Company's consolidated statement of operations caption is comprised primarily of interest income (unrelated to financial services) and dividends received from an unconsolidated investee accounted for under the cost method.
..
Net Income (Loss) Per Share - The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income
(loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:

                                                                          2005               2004               2003
                                                                     ----------------   ----------------   ----------------
Weighted average common shares outstanding - basic                        18,118,619         17,879,939         17,666,192
Dilutive effect if stock options were exercised                              238,176            298,455                  -
                                                                     ----------------   ----------------   ----------------
Weighted average common shares outstanding - diluted                      18,356,795         18,178,394         17,666,192
                                                                     ================   ================   ================

Options that were potentially dilutive to basic net income per share were not included in the computation of diluted net income per share because to do so would have been anti-dilutive. All options in 2003 are excluded due to their antidilutive effect as a result of the Company's net loss. The maximum anti-dilutive options were 1,339,897, 1,371,420, and 2,686,000 for 2005, 2004, and 2003, respectively.

Stock Based Compensation Plans - In December 2004, the FASB issued SFAS No. 123R, Accounting for Stock-Based Compensation, a revision of SFAS No. 123, which supersedes Accounting Principles Board Opinion 25 Accounting for Stock Issued to Employees. In April 2005, the effective date of SFAS No. 123R was postponed until fiscal years beginning after June 15, 2005. The fair value method of accounting for stock based awards pursuant to SFAS No. 123R will require the Company to record compensation cost over the vesting period of awards of equity instruments based on the grant date fair value of the award and applies to new awards issued, awards modified, repurchased or cancelled and unvested awards after the effective date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows after the effective date.

Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company has used the intrinsic value method under APB No. 25. No compensation cost has been recognized, as all options carried exercise prices equal to the market prices of the underlying common stock on the dates of grant. The change to the fair value method will be accounted for prospectively to all awards granted, modified, or settled after January 1, 2006. Had compensation cost been determined based on the fair value at the grant date for awards, the Company's net income (loss) and net income (loss) per share would approximate the pro forma amounts below.

                                                                 2005               2004               2003
                                                            ---------------    ---------------    ---------------

Net income (loss), as reported                            $         10,915      $        3,241     $      (4,570)
Less:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                            76                  42                 71
                                                            ---------------    ---------------    ---------------
  Pro forma                                               $         10,839      $        3,199     $      (4,641)
                                                            ===============    ===============    ===============

Income (loss) per share:
Basic:
  As reported                                             $           0.60      $        0.18      $       (0.26)
  Pro forma                                               $           0.60      $        0.18      $       (0.26)

Diluted:
  As reported                                             $           0.59      $        0.18      $       (0.26)
  Pro forma                                               $           0.59      $        0.18      $       (0.26)

Recently Issued Accounting Pronouncements - In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. SFAS No. 151 also requires that the "allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities." Normal capacity is defined as "the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance." This statement becomes effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of this statement to have a material effect on the Company's consolidated financial statements.

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

Reclassifications - Certain amounts from the prior periods have been reclassified to conform to the 2005 presentation.

2.  DISCONTINUED OPERATIONS

In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft. Worth, Texas, which accounted for about 10% of total revenue and 11% of floor shipments in 2004 and had net property, plant and equipment of $2,403 at December 31, 2004. During 2004, the Company recorded impairment and other related charges of $209 ($209 after tax or $0.01 per diluted share) for writedowns for certain property, plant and equipment related to the closing. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service. The Company has incurred all expected employee termination costs, and during 2005, recorded involuntary termination benefits of $878 ($878 after tax or $0.06 per diluted share). The Company sold the property, plant and equipment of the Ft. Worth facility in June 2005 realizing a gain of $439. These amounts are included in the line item "Loss from discontinued operations" in the accompanying income statements.

Emerging Issues Task Force (EITF) No. 03-13, Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operation, defines the assessment period to consider classification of a disposed component as discontinued operations. Such assessment period begins at the point a disposed component meets the criteria to be classified as held for sale or is disposed of through one year after the component is actually disposed. The disposal of the property, plant and equipment of the Company's Ft. Worth facility met the criteria to be classified as held for sale at the end of the first quarter of 2005. Under the provisions of EITF 03-13, the Company updated its evaluation of its continuing involvement through continued sales to dealers of the Ft. Worth facility from its other home manufacturing plants at each quarter end after the first quarter of 2005. Although the Company had hoped to retain a greater portion of the Ft. Worth facility's dealers and sales base, during the fourth quarter of 2005, the sustained sales had fallen below 15% of the prior year's sales from the Ft. Worth plant. Accordingly, in the fourth quarter of 2005, it became appropriate under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the Company to classify its Ft. Worth operations as discontinued operations, and accordingly, reclassified the information previously reported in its consolidated statements of operations.

Summary operating results of the discontinued operations for the years ended December 31, 2005, 2004 and 2003 were:

                                                                           2005               2004               2003
                                                                       --------------    ---------------     --------------

Revenue                                                              $         3,124   $         22,421    $        28,828
Loss from discontinued operations                                             (1,599)            (2,231)            (2,715)

3.    IMPAIRMENT AND OTHER RELATED CHARGES

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company records the liability, measured at fair value, for costs associated with an exit or disposal activity when the liability is incurred. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as "held for sale" if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. The Company had idle assets of $8,343 (2005) and $10,262 (2004) recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities which the Company is attempting to sell. Management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as "held and used" and depreciation has continued on these assets. During 2005, the Company reopened a home manufacturing plant in Winfield, Alabama. The following paragraphs describe impairment and other related charges recorded in the current and prior years on the most significant of the closed facilities.

During 2005, the Company recorded impairment and other related charges of $143 ($143 after tax or $0.00 per diluted share) to writedown property, plant and equipment in connection with the valuation of a home manufacturing facility closed in a prior year.

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

Payments of $8 (2004) and $1,612 (2003) were made against the reserve for lease obligations and involuntary termination benefits established for exit or disposal activities initiated before January 1, 2003. At December 31, 2005 and 2004, there were no reserves for lease and other obligations.

4.    INSTALLMENT CONTRACTS RECEIVABLE

CIS finances retail sales through the purchase of installment contracts primarily from a portion of the Company's dealer network, at fixed interest rates, in the ordinary course of business, and resells a majority of the loans to financial institutions under the terms of retail finance agreements. CIS enters into agreements to sell, with limited recourse, contracts in its portfolio that meet specified credit criteria. The recourse provisions obligate CIS to repurchase the loan from certain third party financial institutions if any of the first four payments on a loan become 90 days delinquent. The Company has never been obligated to repurchase the loans under the limited recourse provisions of these contracts. Under these agreements, CIS sold $34,625, $31,905, and $35,953 of contracts receivable and realized gains of $1,310, $940, and $1,115 for the years ended December 31, 2005, 2004, and 2003, respectively. Standard loan programs require minimum down payments, ranging from 5% to 20% of the purchase price of the home, on all installment contracts based on the creditworthiness of the borrower. CIS's portfolio consists of fixed rate contracts with interest rates generally ranging from 8.0% to 14.0% and from 7.0% to 15.0% at December 31, 2005 and 2004, respectively. The average original term of the portfolio was approximately 265 and 270 months at December 31, 2005 and 2004, respectively. For loans held in its portfolio, CIS requires the borrower to maintain adequate insurance on the home throughout the life of the contract. Contracts are secured by the home which is subject to repossession by CIS upon default by the borrower. At December 31, 2005, scheduled principal payments of installment contracts receivable (including expected sales of contracts receivable in 2006) are as follows:


 Year Ending
 December 31,
---------------------------
     2006                                 $     7,703
     2007                                         111
     2008                                         123
     2009                                         136
     2010                                         151
  Thereafter                                    6,843
                                            ----------

                     Total                $    15,067
                                            ==========

The Company maintains a reserve for loans based on historical experience, the estimated value of any underlying collateral, and specifically identified factors presenting uncertainty with respect to collectibility. Activity in the allowance for credit losses on installment contracts was as follows:


                                 2005         2004          2003
                               ----------   ----------    ----------

Balance, beginning of year   $       953  $     1,030   $       859
Provision for credit losses          857           75           354
Charge offs, net                    (842)        (152)         (183)
                               ----------   ----------    ----------
Balance, end of year         $       968  $       953   $     1,030
                               ==========   ==========    ==========



At December 31, 2005 and 2004, the estimated fair value of installment contracts receivable, excluding loans identified as presenting uncertainty with respect to collectibilty, was $15,287 and $8,366 respectively. These fair values were estimated using discounted cash flows and interest rates offered by CIS on similar contracts at such times.

5.    INVENTORIES

Inventories consisted of the following:

                               2005              2004
                           --------------    --------------
Raw materials           $         17,611  $         11,326
Work-in-process                    1,305             1,159
Finished goods                     8,387             2,424
                           --------------    --------------
Total inventory         $         27,303  $         14,909
                           ==============    ==============

During 2005, 2004, and 2003, the Company purchased raw materials of approximately $21,586, $17,680, and $14,580, respectively, from joint ventures in which the Company owns a minority interest.

6.    CREDIT ARRANGEMENTS

During 2005, the Company entered into agreements as a subcontractor to provide 2,638 homes to the Federal Emergency Management Agency (FEMA) as part of that agency's hurricane relief efforts. In order to fund the Company's short term cash needs required to fulfill the orders of FEMA homes, on December 6, 2005, the Company amended its credit facility (the "Credit Facility") with its primary lender to provide for an available revolving line of credit during the period of October 25, 2005 through April 30, 2006 (the "first temporary advance period") of $50,000 and during the period of May 1, 2006 through July 31, 2006 (the "second temporary advance period") of $25,000, effectively waiving temporarily the tangible net worth requirement listed below. Additionally, on October 25, 2005, the capital expenditure covenant was modified to allow for capital expenditures of $2,000 for the year ended December 31, 2005. The maturity date under the revolving line of credit remains at April 2007.

The Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 ($50,000 during the first temporary advance period) and a real estate term loan (14 year) component of $10,000, which are cross-secured and cross-defaulted. The amount available under the revolving line of credit, up to $25,000 ($50,000 during the first temporary advance period), is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2003 (waived during the temporary advance periods), as noted in the following table.

  Tangible Net Worth              Credit Facility
        ("TNW")                      Available
------------------------      -------------------------
Above $50,000                 30% of TNW
$50,000 - $38,000             $15,000
$38,000 - $23,000             $15,000 to zero (dollar
                              for dollar reduction)

At December 31, 2005, under the revolving line of credit, $26,341 was available after deducting letters of credit of $5,909. During the fourth quarter of 2005, the Company borrowed $17,750 under the revolving line of credit, in order to fund the Company's short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. The Company did not have any amounts outstanding under the revolving line of credit at December 31, 2004.

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


The bank's prime rate at December 31, 2005 and 2004 was 7.25% and 5.25% respectively. A director of the Company served as president of the primary lender until August 31, 2004. The Company made payments to its lender in the amount of $694 (2004) and $698 (2003) for interest, commitment fees, letter of credit and various bond related fees.

The real estate term loan agreement contained in the Credit Facility provided for borrowings of $10,000, of which $4,219 and $6,857 was outstanding at December 31, 2005 and December 31, 2004, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $2,000 for the year ended December 31, 2005 and $1,000, thereafter. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than
1.35 to 1 commencing with the year ending December 31, 2005 and 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At December 31, 2005, the Company was in compliance with its debt covenants.

The Company has amounts outstanding under five Industrial Development Revenue Bond issues ("Bonds") which totaled $4,910 and $6,248 at December 31, 2005 and 2004, respectively. Four of the bond issues bear interest at variable rates ranging from 4.85% to 5.40% and mature at various dates through April 2009. One of the bond issues is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 3.91% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of the Company's plant facilities and equipment. Restricted bond funds of $0 and $148 are reflected as a non-current asset in the consolidated balance sheets as December 31, 2005 and 2004, respectively.

The Company has $1,990 and $1,071 of notes payable under a retail floor plan agreement at December 31, 2005 and December 31, 2004, respectively. The notes are collateralized by certain Company-owned retail stores' new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

At December 31, 2005, principal repayment requirements on long-term debt are as follows:

 Year Ending
 December 31,
---------------
       2006                                              $        1,498
       2007                                                       1,570
       2008                                                       1,198
       2009                                                       1,263
       2010                                                         444
    Thereafter                                                    3,156
                                                               -------------
                    Total                                         9,129
Less current portion                                              1,498
                                                               -------------
                    Long-term debt                       $        7,631
                                                               =============

At December 31, 2005 and 2004, the estimated fair value of outstanding borrowings was $8,806 and $13,001. These estimates were determined using rates at which the Company believes it could have obtained similar borrowings at such times.

Cash paid for interest during the years ended December 31, 2005, 2004, and 2003 was $1,234, $1,114, and $1,165, respectively.

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

Pursuant to a common stock repurchase program approved by the Company's Board of Directors, a total of 3,168,800 shares have been purchased at a cost of $24,842. The Company retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. During 2005, the Company reissued 34,000 treasury shares upon the exercise of stock options. At December 31, 2005, the Company has authority under the program to acquire up to 831,200 additional shares.

8.    INCENTIVE PLANS

The Board of Directors of the Company adopted and the stockholders approved the 2005 Incentive Compensation Plan (the "2005 Incentive Plan") which provides for both incentive stock options and non-qualified stock options. Additionally, the 2005 Incentive Plan provides for stock appreciation rights and awards of both restricted stock and performance shares. Awards are granted at prices and terms determined by the compensation committee of the Board of Directors. The term over which awards granted under the 2005 Plan expire cannot exceed ten years from the date of grant. The Company had a Key Employee Stock Incentive Plan (the "1996 Plan"), but upon adoption of the 2005 Incentive Plan, the Company did not make future grants under the 1996 Plan and the 1996 Plan was terminated. However, the shares of common stock that remained available under the 1996 Plan at the time of its termination were incorporated into the 2005 Incentive Plan, along with any shares subject to options previously granted under the 1996 Plan which lapse, terminate or are canceled up to a maximum of 1,500,000 shares. Furthermore, the termination of the 1996 Plan did not affect any options which were outstanding and unexercised under that Plan. As of December 31, 2005, shares authorized for grant and available to be granted under the 2005 Incentive Plan totaled 1,018,834 shares.

The Board of Directors of the Company adopted and the shareholders approved the 2005 Non-Employee Directors Stock Option Plan (the "2005 Non-Employee Directors Plan") under which 500,000 shares of the Company's common stock were reserved for grant to non-employee directors. Options are granted upon the director's initial election and automatically on an annual basis thereafter at fair market value on the date of such grant. Stock option grants become exercisable at a rate of 1/12th of the shares subject to the stock option on each monthly anniversary of its date of grate and expire ten years from the date of grant. The Company had a 1993 Non-employee Director Plan, (the "1993 Plan"), but upon adoption of the 2005 Non-Employee Directors Plan, the Company did not make future grants under the 1993 Plan and the 1993 Plan was terminated. However, the termination of the 1993 Plan did not affect any options which were outstanding and unexercised under that Plan. As of December 31, 2005, shares available to be granted under the 2005 Non-Employee Directors Plan totaled 500,000 shares.

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

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                                 2005               2004               2003
                                                            ---------------    ---------------    ---------------

Dividend yield                                                       0.00%              0.00%              0.00%
Expected volatility                                                 61.77%             62.51%             62.79%
Risk free interest rate                                              3.71%              3.52%              2.55%
Expected lives                                                   5.0 years          5.0 years          5.0 years


The pro forma disclosure, as required by SFAS No. 123R, is presented in tabular format in Note 1. The effects of applying SFAS No. 123R in this pro forma disclosure may not be indicative of future amounts, and additional awards in future years are anticipated.

With respect to options exercised, the income tax benefits resulting from compensation expense allowable under federal income tax regulations in excess of the expense (benefit) reflected in the Company's financial statements have been credited to additional paid-in capital.

Information regarding all of the Company's stock option plans is summarized below:

                                                                                                            Weighted
                                                                                     Weighted                Average
                                                               Shares                 Average              Fair Value
                                                                                  Exercise Price          at Grant Date
                                                         --------------------   --------------------   --------------------

 OUTSTANDING, JANUARY 1, 2003                                      2,884,261                 $ 7.79
   Granted at fair value                                              75,000                   1.72                 $ 0.94
   Exercised                                                         (10,000)                  1.39
   Cancelled                                                        (474,674)                  6.71
                                                         --------------------

 OUTSTANDING, DECEMBER 31, 2003                                    2,474,587                 $ 7.84
   Granted at fair value                                              25,000                   2.99                 $ 1.67
   Exercised                                                        (299,630)                  3.14
   Cancelled                                                        (115,571)                  8.97
                                                         --------------------

 OUTSTANDING, DECEMBER 31, 2004                                    2,084,386                   8.39
   Granted at fair value                                              25,000                   5.51                 $ 3.05
   Exercised - increase in common shares                            (293,131)                  3.39
   Exercised - treasury shares reissued                              (34,000)                  3.40
   Cancelled                                                         (43,583)                  9.72
                                                         --------------------

 OUTSTANDING, DECEMBER 31, 2005                                    1,738,672                 $ 9.26
                                                         ====================   ====================


 Options exercisable at December 31, 2005                          1,738,672                 $ 9.26
                                                         ====================   ====================

 Options exercisable at December 31, 2004                          2,084,386                 $ 8.39
                                                         ====================   ====================

 Options exercisable at December 31, 2003                          2,474,587                 $ 7.84
                                                         ====================   ====================


The following table summarizes information concerning stock options outstanding at December 31, 2005:

                                      Options Outstanding                         Options Exercisable
                    -----------------------------------------------------    ------------------------------

                                             Weighted
                                              Average         Weighted                          Weighted
                                             Remaining         Average                          Average
     Range of               Number          Contractual       Exercise          Number          Exercise
  Exercise Prices        Outstanding           Life             Price         Exercisable        Price
--------------------    ---------------    --------------    ------------    --------------   -------------

   $1.69 - $4.00               427,673              5.76   $        3.38           427,673  $         3.38
   $4.00 - $9.63                95,400              4.31            8.76            95,400            8.76
  $9.63 - $12.35               964,399              1.49           10.40           964,399           10.40
  $12.35 - $16.60              251,200              0.46           15.10           251,200           15.10
                        ---------------                                      --------------
  $1.69 - $16.60             1,738,672              2.55   $        9.26         1,738,672  $         9.26
                        ===============                      ============    ==============   =============


9.    INCOME TAXES

Provision (benefit) for income taxes consists of:

                                                                              2005              2004              2003
                                                                         ---------------   ---------------   ---------------
Current
   Federal                                                             $           3350    $            -    $         (672)
   State                                                                            589                 75              154
   Reduction of current expense by net operating loss carryforward               (2,657)                -                 -
                                                                         ---------------   ---------------   ---------------
                                                                                  1,282                 75             (518)

Deferred
   Federal                                                             $           (983)  $             -    $            -
   State                                                                           (331)                -                 -
                                                                         ---------------   ---------------   ---------------
                                                                                 (1,314)                -                 -

Total                                                                  $            (32) $             75    $         (518)
                                                                         ===============   ===============   ===============

The exercise of stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $654, $0 and $7 for the years ended December 31, 2005, 2004 and 2003, respectively.

Total provision for income tax (benefit) differs from the amount of income tax determined by applying the applicable U.S statutory federal income tax rate to income (loss) before taxes as a result of the following differences:

                                                                              2005              2004              2003
                                                                         ---------------   ---------------   ---------------

Income tax provision (benefit) at expected federal income tax rate     $           3813    $         1160    $       (1,781)
State income tax provision (benefit), net of federal tax effect                   1,213              (148)              712
Change in valuation allowance                                                    (5,825)             (916)            1,968
Expiration of carryforward items                                                    489                 -                 -
Non-deductible operating expenses                                                   107               124                24
Retrun to provision adjustments                                                     357                 -                 -
Adjustments to prior year's tax provisions                                            -               106            (1,345)
Other                                                                              (186)             (251)              (96)
                                                                         ---------------   ---------------   ---------------

Total                                                                  $            (32)  $            75   $          (518)
                                                                         ===============   ===============   ===============

Realization of deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. In 2004, pursuant to SFAS No. 109, Accounting for Income Taxes, because the Company had operated at a cumulative loss in its three most recent calendar years and because it believed difficult competitive and economic conditions might continue for the foreseeable future, a $19,607 valuation allowance was recorded to fully reserve net deferred tax assets. However, in 2005, as a result of continued improvements in operating performance and projected income and tax liability for 2006, the Company reversed a portion of the deferred tax asset valuation allowance realizing $1,314 in deferred tax benefits. In assessing the need for a valuation allowance, the Company considered all positive and negative evidence, including anticipated operating results, scheduled reversals of deferred tax liabilities, and tax planning strategies. Because the Company believes challenging industry conditions persist, the Company believes that under the standards of SFAS No. 109 it is not appropriate to record income tax benefits in excess of the benefit projected to be realized in 2006. As of December 31, 2005, the Company maintained a valuation allowance of $13,782. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required.

Deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets and liabilities are comprised of the following as of December 31, 2005 and 2004:

                                                                         2005           2004
                                                                         Assets (Liabilities)
                                                                      -----------------------------
  Current differences
     Warranty expense                                               $       4,834  $       5,052
     Inventory capitalization                                                 998            751
     Allowance for losses on receivables                                      382            412
     Accrued expenses                                                       2,792          3,131
     Repurchase commitments                                                   491            811
                                                                      ------------     ------------
                                                                            9,497         10,157
     Less valuation allowance                                               8,577          9,742
                                                                      ------------     ------------
Total                                                               $         920  $         415
                                                                      ============   ============


                                                                         2005           2004
                                                                         Assets (Liabilities)
                                                                      -----------------------------

Non-current differences
     Depreciation and basis differential of acquired assets         $       1,340  $         931
     Net operating loss and other carryforwards                             3,971          6,945
     Goodwill                                                                 251            292
     Other assets                                                             188          1,289
     Other liabilities                                                       (151)            (7)
                                                                      ------------   ------------
                                                                            5,599          9,450
     Less valuation allowance                                               5,205          9,865
                                                                      ------------   ------------
    Total                                                           $         394  $        (415)
                                                                      ============   ============


In 2005 the Company utilized federal net operating loss carry forwards of $6,843 and state net operating loss carry forwards of $4,208 to reduce taxes otherwise payable. At December 31, 2005, the Company had federal and state net operating loss carryforwards of $746 and $57,146, respectively. The net operating loss carryforwards will expire as follows:


                                                                        Federal         State
                                                                      ------------   ------------
     2010                                                           $         746  $           -
     2019                                                                       -             87
     2020                                                                       -         26,105
     2021                                                                       -          8,746
     2022                                                                       -         14,612
     2023                                                                       -          5,873
     2024                                                                       -          1,621
     2025                                                                       -            102

The Company has recorded a liability for tax contingencies where it is likely that certain tax return positions will be challenged and the Company's position may not prevail. The liability for tax contingencies is calculated using historical financial information, multiplied by the effective tax rate and includes an applicable interest accrual applied where appropriate. The liability for tax contingencies is adjusted when circumstances warrant, including the progression of authority audits, emerging case law and legislation. Open tax years for which the Company is subject to audit vary by tax jurisdiction. The Company estimates the maximum liability for tax contingencies to be $643 and has recorded a liability for tax contingencies of $268 (2005) and $300 (2004).

Net cash paid (received) for income taxes for the years ended December 31, 2005, 2004, and 2003 were $18, $128, and $(6,645), respectively.

10.   EMPLOYEE BENEFIT PLANS

The Company has self-funded group medical plans which are administered by third party administrators. The medical plans have reinsurance coverage limiting liability for any individual employee loss to a maximum of $100, with an aggregate limit of losses in any one year based on the number of covered employees. Incurred claims identified under the Company's incident reporting system and incurred but not reported claims are funded or accrued based on estimates that incorporate the Company's past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries. The Company has established self-insurance trust funds for payment of claims and makes deposits to the trust funds in amounts determined by consulting actuaries. The cost of these plans to the Company was $1,579, $1,809, and $2,901 for years ended December 31, 2005, 2004, and 2003, respectively which includes $24, $62, and $161 related to the Ft. Worth facility and included in the "Loss from discontinued operations" in the accompanying consolidated statements of operations.

The Company sponsors an employee 401(k) retirement plan covering all employees who meet participation requirements. Employee contributions are limited to a percentage of compensation as defined in the plan. The amount of the Company's matching contribution is discretionary as determined by the Board of Directors. Company contributions amounted to $423, $413, and $422 for the years ended December 31, 2005, 2004, and 2003, respectively.

11.   COMMITMENTS AND CONTINGENCIES

Operating Leases:
The Company is obligated under various operating lease agreements with varying monthly payments and expiration dates through July 2008. Total rent expense under operating leases was $238, $205, and $278 for the years ended December 31, 2005, 2004, and 2003, respectively.

Future minimum rents payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2005 are as follows:

      Year Ending
     December 31,
------------------------

    2006                             $        112
    2007                                      112
    2008                                       53
    2009                                        4
                                       -----------
                  Total              $        281
                                       ===========


Contingent Liabilities and Other:
   a. Under the repurchase agreements described in Note 1, the Company was contingently liable at December 31, 2005, to financial institutions providing inventory financing for retailers of its products up to a maximum of approximately $52,000 in the event the Company must perform under the repurchase commitments. The Company recorded an estimated liability of $1,270 at December 31, 2005 and $2,052 at December 31, 2004 related to these commitments. Activity in the reserve for repurchase commitments was as follows:

                                                              2005          2004        2003
                                                             -------      -------     -------

Balance, beginning of year                                $   2,052     $  3,070   $   4,000
Reduction for payments made on inventory repurchases            (86)        (717)     (1,133)
Recoveries on inventory repurchases                              -            -          428
Accruals for guarantees issued during the period              2,059        2,337       2,754
Reduction to pre-existing guarantees due to declining
 obligation or expired guarantees                            (2,415)      (2,258)     (1,719)
Changes to the accrual for pre-existing guarantees for
 those dealers deemed to be probable of default                (340)        (380)     (1,260)
                                                             -------      -------     -------
Balance, end of year                                      $   1,270     $  2,052   $    3,070
                                                             =======     =======      =======

          In conjunction with the review of its critical accounting estimates, the Company evaluated its historical loss factors applied to the reserve for repurchase commitments, including changes in dealers' circumstances and industry conditions, for those dealers deemed to be probable of default. At the time, based on continuing improvements in dealers' circumstances (for which the Company's financial statement is positively impacted), the Company recorded a change in accounting estimate reducing the reserve for each year by $340 (2005), $380
          (2004) and $1,260 (2003).

   b. Under the insurance plans described in Note 1, the Company was contingently liable at December 31, 2005 for future retrospective premium adjustments up to a maximum of approximately $23,856 in the event that additional losses are reported related to prior years. The Company recorded an estimated liability of $5,002 at December 31, 2005 and $5,401 at December 31, 2004 related to these contingent claims.

   c. Litigation is subject to uncertainties and the Company cannot predict the probable outcome or the amount of liability of individual litigation matters with any level of assurance. The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. The Company's liability under some of this litigation is covered in whole or in part by insurance. Anticipated legal fees and other losses, in excess of insurance coverage, associated with these lawsuits are accrued at the time such cases are identified or when additional information is available such that losses are probable and reasonably estimable. In the opinion of management,the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company's results of operations, financial position or liquidity. The Company used the services of a law firm in which a partner is also a director of the Company.
           The Company paid legal fees to this firm of $414 (2005), $346 (2004), and $378 (2003). In addition, the law firm received, from the proceeds of the settlement of a Company claim, an indirect legal fee payment of $74 in 2005.

   d. The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At December 31, 2005, $2,151 of debt was outstanding under the guarantees, of which the Company had guaranteed $860.

   e. The Company has provided letters of credit totaling $5,909 as of December 31, 2005 to providers of certain of its surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The Company has recorded insurance expense based on anticipated losses related to these policies.

   f. On June 27, 2005 the Company received Securities and Exchange Commission (the "Commission") staff comments on its 2004 Form 10-K, 10-K/A, and Form 10-Q filings for the first and second quarters of 2005 regarding, among other things, the proper recognition and disclosure of the FIN 45 contingent liability for repurchase commitments with inception dates for homes sold after the effective date of FIN 45.

           As of the date of filing the 2005 Form 10-K, management has provided a written response to all Commission staff correspondence. Management believes the written responses have substantially addressed all open comments and the Company has incorporated disclosure required by the Commission into this 2005 Form 10-K. The Commission staff indicates that the Company must file its 2005 Form 10-K prior to the Commission's determination of closure of the outstanding comments. The Company cannot ultimately predict the date of resolution of the unresolved comments, the results of the Commission review, or the resulting impact of additional review, if any, to its financial statements.

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

                                                         2005                  2004                  2003
                                                   ------------------    ------------------    ------------------
Gross revenue:
  Home manufacturing                             $           267,500   $           207,997   $           213,510
  Financial services                                           3,002                 2,444                 2,673
  Retail                                                       9,498                 7,938                 7,948
                                                   ------------------    ------------------    ------------------
       Gross revenue                              $           280,000   $           218,379   $           224,131
                                                   ==================    ==================    ==================

Intersegment revenue:
  Home manufacturing                             $             7,968   $             6,639   $             5,123
  Financial services                                               -                     -                     -
  Retail                                                           -                     -                     -
                                                   ------------------    ------------------    ------------------
      Intersegment revenue                       $             7,968   $             6,639   $             5,123
                                                   ==================    ==================    ==================

Revenue from external customers:
  Home manufacturing                             $           259,532   $           201,358   $           208,387
  Financial services                                           3,002                 2,444                 2,673
  Retail                                                       9,498                 7,938                 7,948
                                                   ------------------    ------------------    ------------------
      Total revenue                              $           272,032   $           211,740   $           219,008
                                                   ==================    ==================    ==================

Operating income (loss):
  Home manufacturing                             $            18,121   $            10,235   $             1,275
  Financial services                                              34                   539                   537
  Retail                                                          (1)                 (113)                  (41)
  Elimination                                                   (258)                 (108)                  295
                                                   ------------------    ------------------    ------------------
  Segment operating income (loss)                             17,896                10,553                 2,066
  General corporate                                           (5,726)               (5,472)               (4,439)
                                                   ------------------    ------------------    ------------------
      Operating income (loss)                    $            12,170   $             5,081   $            (2,373)
                                                   ==================    ==================    ==================

Depreciation and amortization:
  Home manufacturing - continuing operations     $             2,187   $             2,418   $             3,402
  Home manufacturing - discontinued operations                    67                   172                   249
  Financial services                                              25                    29                    39
  Retail                                                          21                    17                    59
                                                   ------------------    ------------------    ------------------
  Segment depreciation and amortization                        2,300                 2,636                 3,749
  General corporate                                              177                   681                   839
                                                   ------------------    ------------------    ------------------
      Total depreciation and amortization        $             2,477   $             3,317   $             4,588
                                                   ==================    ==================    ==================

Capital expenditures:
  Home manufacturing                             $             1,295   $               599   $               289
  Financial services                                              17                    30                     8
  Retail                                                          10                    40                     -
                                                   ------------------    ------------------    ------------------
  Segment capital expenditures                                 1,322                   669                   297
  General corporate                                               88                   117                    30
                                                   ------------------    ------------------    ------------------
      Total capital expenditures                 $             1,410   $               786   $               327
                                                   ==================    ==================    ==================

Identifiable assets:
  Home manufacturing                             $            96,901   $            60,297   $            62,311
  Financial services                                          15,423                13,755                13,364
  Retail                                                       3,713                 3,296                 2,987
                                                   ------------------    ------------------    ------------------
  Segment assets                                             116,037                77,348                78,662
  General corporate                                           16,784                20,882                19,871
                                                   ------------------    ------------------    ------------------
      Total assets                               $           132,821   $            98,230   $            98,533
                                                   ==================    ==================    ==================

The Financial services segment's operating profit includes net interest income of $1,107, $1,010, and $1,136, and gains from the sale of installment contracts of $1,310, $940, and $1,115, for the years ended December 31, 2005, 2004, and 2003, respectively.

The increase in identifiable assets of the home manufacturing segment primarily relates to increases in accounts receivable and inventory in conjunction with the FEMA related sales agreements. Identifiable assets for the General corporate category include $3,728, $3,449, and $2,595 of investment in equity-method investees at December 31, 2005, 2004, and 2003, respectively.

13.   EQUITY METHOD INVESTEES

The Company's minority ownership interests in its six joint ventures (of which the Company owns various interest percentages) are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets in the amount of $3,728 (2005) and $3,449 (2004). The Company recorded equity in earnings of equity-method investees of $775, $980, and $369 for the years ended December 31, 2005, 2004, and 2003, respectively. Dividends received from investees accounted for by the equity method were $367, $209, and $228 for the years ended December 31, 2005, 2004, and 2003, respectively. At December 31, 2005, none of the Company's equity method investees were defined as significant. At December 31, 2004, the Company's only significant minority ownership interest is in WoodPerfect, Ltd., of which the Company owns a 35.42% interest. Summarized information related to the combined group of equity investees is as follows:

                                                           2004
                                                        ------------
Balance Sheet:
--------------
Current assets                                       $       18,304
Non-current assets                                   $        9,988
Current liabilities                                  $        8,834
Non-current liabilities                              $        3,964

Income Statement:
-----------------
Net sales                                            $       92,656
Gross profit                                         $       10,482
Income from continuing operations                    $        3,773
Net income                                           $        3,581


14.   CONCENTRATION OF CREDIT RISK

The Company designs and produces manufactured homes which are sold to a network of dealers located primarily in the South Central and South Atlantic regions of the United States and under agreements, which may be terminated at any time by either party, with or without cause, after a short notice period. The Company is not dependent on any single dealer, and in 2005, the largest independent dealer, accounted for approximately 5% of sales in 2005, excluding FEMA-related sales.

Additionally, in 2005, the Company entered into agreements with two companies to build homes for delivery to FEMA as part of that agency's disaster relief for the Gulf Coast states hit by hurricanes. Under the agreements, the Company built 2,219 single-section homes, which generated revenue of approximately $68,000 and accounted for approximately 25.6% of sales in 2005. As of December 31, 2005, the Company had outstanding accounts receivable related to these sales of $35,365. Of this amount $28,746 had been collected through March 9, 2006.

CIS finances retail sales through the purchase of installment contracts primarily from retail customers of a portion of the Company's dealer network and resells a majority of the loans to financial institutions under the terms of retail finance agreements. For loans held in its portfolio, CIS requires the borrower to maintain adequate insurance on the home throughout the life of the contract. Contracts are secured by the home which is subject to repossession by CIS upon default by the borrower.

                                           CAVALIER HOMES INC. AND SUBSIDIARIES
                                      SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                    For the Years Ended December 31, 2005, 2004 and 2003
                                                (Dollars in Thousands)

                                                                    Additions
                                                 Balance at        Charged to                            Balance at
                                                Beginning of        Costs and                              End of
                                                    Year            Expenses         Deductions             Year
                                               ---------------   ----------------  ----------------    ---------------
Allowance for losses on accounts receivable:
       Year Ended December 31, 2005        $               85                 (1)              (28)$               56
                                               ===============   ================  ================    ===============

       Year Ended December 31, 2004        $              102                (17)                - $               85
                                               ===============   ================  ================    ===============

       Year Ended December 31, 2003        $              145                  -               (43)$              102
                                               ===============   ================  ================    ===============

Deferred tax asset valuation allowance:
       Year Ended December 31, 2005        $           19,607                  -            (5,825)$           13,782
                                               ===============   ================  ================    ===============

       Year Ended December 31, 2004        $           20,523                  -              (916)$           19,607
                                               ===============   ================  ================    ===============

       Year Ended December 31, 2003        $           18,555              1,968                 - $           20,523
                                               ===============   ================  ================    ===============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
The Company's President/Chief Executive Officer and its Chief Financial Officer have reviewed the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report, and have determined such disclosure controls and procedures to be effective in alerting them to material information relating to the Company that may be required to be included in the Company's periodic filings. The Company's disclosure controls and procedures also are designed with the objective of ensuring that such information is accumulated and communicated to Company management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
Management of the Company assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and for each subsequent quarter end in 2005 using the criteria issued by the Committee of Sponsoring Organizations of the Treadway commission ("COSO") in Internal Control - Integrated Framework. In completing its assessments, management identified the following material weakness, previously identified at December 31, 2004, in the design of internal control: The Company had a limited number of personnel within its accounting function to identify, research, review and conclude on non-routine or complex accounting matters. During 2005, the Company implemented the following changes to internal control over financial reporting to address the material weakness:

   (1) Employed additional staff - During 2004, the Company's financial reporting staff were over-extended due to the unanticipated time constraints of the compliance efforts associated with Section 404 of the Sarbanes-Oxley Act of 2002. The Company did not expect to be classified as an accelerated filer for the December 31, 2004 year end, and as such, had performed limited procedures to prepare for compliance with Section 404 until the last half of 2004. Additionally, the Company did not anticipate the expansive scope of internal control testing that ultimately was required for the 2004 year-end. Since December 31, 2004, the Company has hired three professional staff devoted full-time to its Section 404 compliance efforts. The Company engaged a professional services firm with computer controls expertise to assist management in its risk assessment process in the area of computer controls. Additionally, subsequent to the end of the third quarter of 2005, the Company employed an individual with significant accounting experience within the Corporate accounting department to fill a position left vacant during the second quarter of 2005.

   (2) Trained staff on application of accounting pronouncements - During 2005, the Company's financial reporting staff placed additional emphasis on continuing education, research and documentation of accounting pronouncements. To date, staff members have attended several accounting pronouncement update classes and subscribed to a well-recognized accounting literature publisher's research software.

   (3) Engaged outside professional accounting services on an as needed basis to assist in accounting for non-routine or complex accounting matters - During 2005, the Company engaged outside professional accounting services on certain financial reporting matters. The Company also engaged a professional services firm with appropriate expertise to perform similar services as the need arises under a formal arrangement.

Based on the above changes to internal controls over financial reporting, and the results of Management's Assessment of Internal Controls Over Financial Reporting as of December 31, 2005, referenced in the report on page 39, management of the Company believes the material weakness referred to above no longer exists as of the assessment date.

During the first quarter of 2005, the Company's Nashville, North Carolina manufacturing facility converted from its legacy system to SAP for its Enterprise Resource Planning ("ERP") software. This facility was the final home manufacturing location to convert to SAP, the Company's primary ERP system. In performing the conversion, the Company adopted the controls and procedures in place at its other facilities, which had previously converted to SAP. During the second quarter of 2005, the Company upgraded its security files servers to Windows 2003 from Windows NT4, which improved the Company's network security.

While the Company implemented the above changes to internal control over financial reporting throughout the entire 2005 year, the changes identified above are the only internal control changes that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting since December 31, 2004.


ITEM 9B. OTHER INFORMATION

None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

For a description of the directors and executive officers of the Company, see "Election of Directors," "Executive Officers and Principal Stockholders," and "Section 16(a) Beneficial Ownership Reporting Compliance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2006, which are incorporated herein by reference.

For disclosure regarding the Company's Code of Ethics, see "Corporate Governance" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2006, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

For a description of the Company's executive compensation, see "Election of Directors," "Executive Officers and Principal Stockholders," "Executive Compensation" (other than the "Report of the Compensation Committee on Executive Compensation" and the "Performance Graph"), "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2006, which are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

For a description of the security ownership of management and certain beneficial owners, see "Executive Officers and Principal Stockholders" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2006, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

For a description of certain relationships and related transactions of the Company, see "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2006, which are incorporated herein by reference.

ITEM 14 .         PRINCIPAL ACCOUNTANTS FEES AND SERVICES

For a description of principal accountants fees and services, see "Fee Disclosure" of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2006, which is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1. The financial statements contained in this report and the page on which they may be found are as follows:

    Financial Statement Description                           Form 10-K Page No.
    -------------------------------                           ------------------

    Reports of Independent Registered Public Accounting Firms                 38
    Consolidated Balance Sheets as of December 31, 2005 and 2004              40
    Consolidated Statements of Operations for the years ended
           December 31, 2005, 2004 and 2003                                   41
    Consolidated Statements of Stockholders' Equity for the
           years ended December 31, 2005, 2004 and 2003                       42
    Consolidated Statements of Cash Flows for the years ended
           December 31,2005, 2004 and 2003                                    43
    Notes to Consolidated Financial Statements                                44

         2. The financial statement schedule required to be filed with this report and the page on which it may be found is as follows:
         No.         Schedule Description                    Form 10-K Page
         ---         --------------------                    --------------

          II        Valuation and Qualifying Accounts                    60

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

         * (e) Assignment and Assumption Agreement by and among the Estate of Jerry F. Wilson, Robert Lowell Burdick, John W Lowe, Cavalier Manufacturing, Inc. and Cavalier Real Estate Co., Inc., dated January 13, 1999, regarding the lease of the manufacturing facility located in Addison, Alabama, filed as Exhibit 10(g) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         * (f) Lease Agreement between the Industrial Development Board of the Town of Addison and the Winston County Industrial Development Association, dated as of February 1, 1994, regarding the lease of the manufacturing facility located in Addison, Alabama, filed as Exhibit 10(h) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         * (g) Assignment and Assumption Agreement by and among Winston County Industrial Development Association, Cavalier Manufacturing, Inc. and Cavalier Real Estate Co., Inc. dated January 13, 1999, regarding the lease of the manufacturing facility located in Addison Alabama, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

         * (h) Lease Agreement between The Industrial Development Board of the Town of Addison and Cavalier Homes of Alabama, a division of Cavalier Manufacturing, Inc., dated November 1, 1997, filed as Exhibit 10(yy) to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

         * (i) Lease Agreement dated April 1, 1999, between Crisp County-Cordele Industrial Development Authority and Cavalier Industries, Inc. regarding the lease of the manufacturing facility located in Cordele, Georgia, filed as Exhibit 10(j) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         * (j) Lease Agreement dated March 1, 2001, between the Industrial Development Board of the City of Hamilton and Quality Housing Supply, LLC regarding the lease of the component manufacturing facility located in Hamilton, Alabama, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

         * (k) Lease Agreement dated March 1, 1995, between the Industrial Development Board of the City of Haleyville, Alabama and Wheel House Properties, Inc., as assigned to and assumed by Star Industries, Inc. on January 11, 1996, and as further assigned to and assumed by Cavalier Manufacturing, Inc. in December 1996, filed as Exhibit 10(bb) to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

         * (l) Amended and Restated Revolving and Term Loan Agreement, dated as of March 31, 2000, by and among the Company, First Commercial Bank and certain subsidiaries of the Company, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

         * (m) First Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of September 29, 2000, between the Company and First Commercial Bank, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

         * (n) Second Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of May 4, 2001, between the Company and First Commercial Bank, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

         * (o) Second Modification to Amended and Restated Revolving Note, dated as of June 21, 2002, between the Company and First Commercial Bank, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

         * (p) Third Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of June 21, 2002, between the Company and First Commercial Bank, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

         * (q) Third Modification to Amended and Restated Revolving Note, dated as of October 25, 2002, between the Company and First Commercial Bank, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.

         * (r) Fourth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of October 25, 2002, between the Company and First Commercial Bank, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.

         * (s) Fourth Modification to Amended and Restated Revolving Note, dated as of August 6, 2003, between the Company and First Commercial Bank, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

         * (t) Fifth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of August 6, 2003, between the Company and First Commercial Bank, filed as Exhibit 10(b) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

          * (u) Sixth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of October 26, 2004, between the Company and First Commercial Bank, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2004.

          * (v) Seventh Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of October 25, 2005, between the Company and First Commercial Bank, filed as Exhibit 99.1 to the Company's Report on Form 8-K filed on October 31, 2005.

          * (w) Eighth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of December 6, 2005, between the Company and First Commercial Bank, filed as Exhibit 99.1 to the Company's Report on Form 8-K filed on December 7, 2005.

         * (x) Real Estate Note, dated as of August 6, 2003, between the Company and First Commercial Bank, filed as Exhibit 10(c) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

           (y) Revolving Note, under the Amended and Restated Revolving and Term Loan Agreement, dated as of December 6, 2005, between the Company and First Commercial Bank,

         * (z) Guaranty Agreement, dated as of August 6, 2003, between the Company and First Commercial Bank, filed as Exhibit 10(d) to the Company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

         * (aa) Amended and Restated Real Estate Note, dated as of September 26, 2003, between the Company and First Commercial Bank, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

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

         * ** (ii) Cavalier Homes, Inc. 1993 Amended and Restated Nonqualified Stock Option Plan, filed as Exhibit 10(z) to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

         * ** (jj) Cavalier Homes, Inc. Key Employee Stock Incentive Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

         * ** (kk) Amendment to Cavalier Homes, Inc. Key Employee Stock Incentive Plan, filed as Exhibit 10(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.

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

          * ** (rr) Cavalier Homes, Inc. 2005 Incentive Compensation Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 24, 2005.

         * ** (ss) Cavalier Homes, Inc. 2005 Non-Employee Directors Stock Option Plan, filed as an Appendix to the Company's definitive Proxy Statement for the Annual Meeting of Stockholders held May 24, 2005.

         * (tt) Cavalier Homes, Inc. Amended and Restated Dividend Reinvestment Plan, filed as Appendix A to the Prospectus appearing in the Company's Post-Effective Amendment No. 1 to Form S-3, Registration No. 333-48111, filed on September 29, 1998.

         * ** (uu) Belmont Homes, Inc. 1994 Non-Qualified Stock Option Plan for Non-Employee Directors, filed as an Exhibit to the Belmont Homes, Inc. Registration Statement on Form S-1, Registration No. 33-87868.

         *** (vv) Form of Stock Option Agreement between the Company and Thomas
         A. Broughton, III, dated January 29, 2002, filed as Exhibit 4(e) to the Company's Registration Statement on Form S-8, Registration No. 333-90652.

         *(ww) Form of Indemnification Agreement between Belmont Homes, Inc. and the Directors and Executive Officers of Belmont Homes, Inc., filed as
         Exhibit 10.2 to Belmont Homes, Inc. Current Report on Form 8-K filed on September 8, 1997.

         * (xx) Form of Indemnification Agreement by and between Cavalier Homes, Inc. and each member of its Board of Directors, filed as Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

         * (yy) Inventory Security Agreement and Power of Attorney, dated as of July 13, 2004, between the Company and 21st Mortgage Company, filed as
         Exhibit 10(a) to the Company's Quarterly Report on Form 10-Q for the quarter ended September 25, 2004.

(11)     Statement re: Computation of Income (Loss) Per Common Share.

(21)     Subsidiaries of the Registrant.

(23)     Consents of Independent Registered Public Accounting Firms
            (a)  Carr, Riggs & Ingram, LLC
            (b)  Deloitte & Touche LLP

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

                                                     CAVALIER HOMES, INC.
                                                     --------------------
                                                     Registrant


                                                     By: /s/ DAVID A. ROBERSON
                                                         ----------------------
                                                     Its President

                                                     Date: March 16, 2006


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature                   Title                                 Date

/s/ DAVID A. ROBERSON       Director and Principal Executive      March 16, 2006
-------------------------   Officer

/s/ MICHAEL R. MURPHY       Chief Financial Officer and           March 16, 2006
-------------------------   Principal Accounting Officer

/s/ BARRY DONNELL           Chairman of the Board and Director    March 16, 2006
-------------------------

/s/THOMAS A.BROUGHTON,III   Director                              March 16, 2006
-------------------------

/s/ JOHN W LOWE             Director                              March 16, 2006
 ------------------------

/s/ LEE ROY JORDAN          Director                              March 16, 2006
-------------------------

/s/ J. DON WILLIAMS         Director                              March 16, 2006
-------------------------

/s/ A. DOUGLAS JUMPER, SR.  Director                              March 16, 2006
-------------------------

/s/ BOBBY TESNEY            Director                              March 16, 2006
-------------------------

                                      INDEX

Exhibit
Number


(10)(y) Revolving Note, under the Amended and Restated Revolving and Term Loan Agreement, dated as of December 6, 2005, between the Company and First Commercial Bank,

(11)           Statement re: Computation of Income (Loss) Per Common Share

(21)           Subsidiaries of the Registrant

(23)           Consents of Independent Registered Public Accounting Firms
                  (a)  Carr, Riggs & Ingram, LLC
                  (b)  Deloitte & Touche LLP

(31)           Exhibits
                  (a) Certification of principal executive officer pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e).
                  (b) Certification of principal financial officer pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e).

(32)           Exhibits
                  (a) Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                  (b) Certification of CFO pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                                EXHIBIT 11
                                   CAVALIER HOMES, INC. AND SUBSIDIARIES
                                COMPUTATION OF INCOME (LOSS) PER COMMON SHARE
                               (dollars in thousands except per share amounts)

                                                           For the Year Ended December 31,
                                                     -------------------------------------------
                                                         2005           2004           2003
                                                     -------------  -------------  -------------

 NET INCOME (LOSS) FROM CONTINUING OPERATIONS     $        12,514 $        5,472 $       (1,855)

 DISCONTINUED OPERATIONS:                                  (1,599)        (2,231)        (2,715)
                                                     -------------  -------------  -------------

 NET INCOME (LOSS)                                $        10,915 $        3,241 $       (4,570)
                                                     =============  =============  =============

 SHARES:

 WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - BASIC                               18,118,619     17,879,939     17,666,192

 DILUTIVE EFFECT IF STOCK OPTIONS WERE EXERCISED          238,176        298,455              -
                                                     -------------  -------------  -------------

 WEIGHTED AVERAGE COMMON SHARES
     OUTSTANDING - DILUTED                             18,356,795     18,178,394     17,666,192
                                                     =============  =============  =============

 INCOME (LOSS) PER SHARE:

BASIC:

 FROM CONTINUING OPERATIONS                       $          0.69  $        0.30  $       (0.11)

 FROM DISCONTINUED OPERATIONS                               (0.09)         (0.12)         (0.15)
                                                     -------------  -------------  -------------

 NET INCOME (LOSS)                                $          0.60  $        0.18  $       (0.26)
                                                     =============  =============  =============
DILUTED:

 FROM CONTINUING OPERATIONS                       $          0.68  $        0.30  $       (0.11)

 FROM DISCONTINUED OPERATIONS                               (0.09)         (0.12)         (0.15)
                                                     -------------  -------------  -------------

 NET INCOME (LOSS)                                $          0.59  $        0.18  $       (0.26)
                                                     =============  =============  =============


                                   EXHIBIT 21
                         SUBSIDIARIES OF THE REGISTRANT

         BRC Components, Inc., an Alabama corporation
         CIS Financial Services, Inc., an Alabama corporation
         Cavalier Home Builders, LLC, a Delaware limited liability company Cavalier Properties, Inc., a Delaware corporation
         Cavalier Real Estate Co., Inc., a Delaware corporation
         Quality Housing Supply, LLC, a Delaware limited liability company Ridge Pointe Manufacturing, LLC, an Alabama limited liability company The Home Place, LLC, an Alabama limited liability company
         The Home Place of Nashville, Inc., a Delaware corporation

                                  EXHIBIT 23(a)
                      CONSENT OF CARR, RIGGS & INGRAM, LLC


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the incorporation by reference in the registration statements on Form S-8 (No. 333-06371, No. 333-19833, No. 333-90652, No. 333-20859, No.
333-86232,  and No.  333-130994) and on Form S-3 (No.  333-18213 (as amended)
and No. 333-48111 (as amended)) of Cavalier Homes, Inc. and subsidiaries of our report dated March 16, 2006, relating to our audits of the consolidated financial statements and schedule of Cavalier Homes, Inc. and subsidiaries, Cavalier Homes, Inc. and subsidiaries' management's assessment of the effectiveness of internal control over financial reporting, and the effectiveness of internal control over financial reporting of Cavalier Homes, Inc. and subsidiaries, included in this Annual Report on Form 10-K for the year ended December 31, 2005.

/s/ Carr, Riggs & Ingram, LLC

Birmingham, Alabama
March 16, 2006

                                  EXHIBIT 23(b)

                        CONSENT OF DELOITTE & TOUCHE LLP


CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement Nos. 333-20859, 333-86232, 333-06371, 333-19833, 333-90652, 333-130994 on Form S-8
and Registration Statement Nos. 333-18213 (as amended) and 333-48111 (as amended) on Form S-3 of our report dated March 28, 2005 (March 16, 2006 as to the effects of the discontinued operations described in Note 2) relating to the financial statements and financial statement schedule of Cavalier Homes, Inc. and subsidiaries as of December 31, 2004 and for the years ended December 31, 2004 and 2003, appearing in the Annual Report on Form 10-K of Cavalier Homes, Inc. for the year ended December 31, 2005.

/s/ Deloitte & Touche LLP

Birmingham, Alabama
March 16, 2006

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

                    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    d) Disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: March 16, 2006                       /s/ David A. Roberson
                                           ---------------------
                                           David A. Roberson
                                           President and Chief Executive Officer

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

                    c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                    d) Disclosed in this annual report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

        5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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


Date: March 16, 2006                             /s/ Michael R. Murphy
                                                 ---------------------
                                                 Michael R. Murphy
                                                 Chief Financial Officer

                                  EXHIBIT 32(a)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. ("Company") Annual Report on Form 10-K for the period ended December 31, 2005 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  March 16, 2006                      By:      /s/ David A. Roberson
                                                    ---------------------------
                                           David A. Roberson
                                           President and Chief Executive Officer

                                  EXHIBIT 32(b)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Cavalier Homes, Inc. ("Company") Annual Report on Form 10-K for the period ended December 31, 2005 ("Report"), the undersigned certifies that:


1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  March 16, 2006                  By:      /s/ Michael R. Murphy
                                                -------------------------------
                                       Michael R. Murphy
                                       Chief Financial Officer