Form 10-Q
period 2006-04-01
CAVALIER HOMES INC
filed 2006-05-11
CIK 789863

UNITED STATES
                           SECURITIES & EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                    FORM 10-Q
                                    ---------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 1, 2006
         -----------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ___________________ to ________________


                          Commission File Number 1-9792

                              Cavalier Homes, Inc.
                              --------------------
               (Exact name of registrant as specified in its charter)


        Delaware                                        63-0949734
        --------                                        ----------
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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer__     Accelerated Filer X      Non-Accelerated Filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes__ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practicable date.

          Class                                Outstanding at May 10, 2006
  ----------------------------                 ---------------------------
 Common Stock, $0.10 Par Value                       18,344,580 Shares


                           CAVALIER HOMES, INC. AND SUBSIDIARIES
                          CONDENSED CONSOLIDATED BALANCE SHEETS
                     (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)



                                                              April 1,       December 31,
                                                                2006            2005
                                                             ------------    ------------
 ASSETS                                                      (Unaudited)

 CURRENT ASSETS:
      Cash and cash equivalents                            $      21,706   $      14,379
      Accounts receivable, less allowance for losses of
          $58 (2006) and $56 (2005)                               12,153          39,453
      Notes and installment contracts receivable - current,
          including held for resale $6,581 (2006) and
          $7,603 (2005)                                            6,687           7,703
      Inventories                                                 28,152          27,303
      Other                                                        2,780           2,723
                                                             ------------    ------------
             Total current assets                                 71,478          91,561

 PROPERTY, PLANT AND EQUIPMENT (Net)                              29,352          29,576
 INSTALLMENT CONTRACTS RECEIVABLE, less
     allowance for credit losses of $950 (2006) and
     $968 (2005)                                                   6,166           6,396
 OTHER ASSETS                                                      5,517           5,288
                                                             ------------    ------------

 TOTAL                                                     $     112,513   $     132,821
                                                             ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
      Note payable under revolving line of credit          $           -   $      17,750
      Current portion of long-term debt                            1,540           1,498
      Note payable under retail floor plan agreement               2,548           1,990
      Accounts payable                                             7,654           7,821
      Amounts payable under dealer incentive programs              3,277           7,087
      Accrued compensation and related withholdings                4,621           6,147
      Accrued insurance                                            6,563           6,270
      Estimated warranties                                        13,300          13,190
      Reserve for repurchase commitments                           1,522           1,270
      Other                                                        4,549           4,322
                                                             ------------    ------------
           Total current liabilities                              45,574          67,345

 LONG-TERM DEBT                                                    7,279           7,631

 COMMITMENTS AND CONTINGENCIES (NOTE 9)

 STOCKHOLDERS' EQUITY:
      Series A Junior Participating Preferred stock, $0.01
        par value; 200,000 shares authorized, none issued              -               -
      Preferred stock, $0.01 par value; 300,000 shares
        authorized, none issued                                        -               -
     Common stock, $0.10 par value; 50,000,000 shares
        authorized,
        19,327,880 (2006) and 19,285,705 (2005) shares
        issued                                                     1,933           1,929
      Additional paid-in capital                                  58,420          58,275
      Retained earnings                                            3,089           1,423
      Treasury stock, at cost; 983,300 (2006 and 2005)
        shares                                                    (3,782)         (3,782)
                                                             ------------    ------------
          Total stockholders' equity                              59,660          57,845
                                                             ------------    ------------


 TOTAL                                                     $     112,513   $     132,821
                                                             ============    ============


 See notes to condensed consolidated financial statements.


                   CAVALIER HOMES, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
-----------------------------------------------------------------------------------------

                                                                     Quarter Ended
                                                             ----------------------------
                                                                      (Unaudited)
                                                               April 1,       April 2,
                                                                 2006           2005
                                                             -------------  -------------
 REVENUE                                                   $       74,950  $      55,122
                                                             -------------  -------------

 COST OF SALES                                                     61,281         46,499

 SELLING, GENERAL AND ADMINISTRATIVE                               11,678          9,426

 IMPAIRMENT AND OTHER RELATED CHARGES                                   -            143
                                                             -------------  -------------
                                                                   72,959         56,068
                                                             -------------  -------------

 OPERATING INCOME (LOSS)                                            1,991           (946)
                                                             -------------  -------------

 OTHER INCOME (EXPENSE):
     Interest expense                                                (377)          (266)
     Other, net                                                       149            324
                                                             -------------  -------------

                                                                     (228)            58
                                                             -------------  -------------

 INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES       1,763           (888)

 INCOME TAX PROVISION  (BENEFIT)                                      360           (141)

 EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES                        251            249
                                                             -------------  -------------

 INCOME (LOSS) FROM CONTINUING OPERATIONS                           1,654           (498)

 INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET                       12         (1,656)

                                                             -------------  -------------
 NET INCOME (LOSS)                                         $        1,666  $      (2,154)
                                                             =============  =============

 INCOME (LOSS) PER SHARE:

 BASIC:

  FROM CONTINUING OPERATIONS                               $         0.09  $       (0.03)

  FROM DISCONTINUED OPERATIONS                                       0.00          (0.09)
                                                             -------------  -------------

  NET INCOME (LOSS)                                        $         0.09  $       (0.12)
                                                             =============  =============

  WEIGHTED AVERAGE SHARES OUTSTANDING                          18,307,668     18,030,629
                                                             =============  =============

 DILUTED:

  FROM CONTINUING OPERATIONS                               $         0.09  $       (0.03)

  FROM DISCONTINUED OPERATIONS                                       0.00          (0.09)
                                                             -------------  -------------

  NET INCOME (LOSS)                                        $         0.09  $       (0.12)
                                                             =============  =============

  WEIGHTED AVERAGE SHARES OUTSTANDING                          18,490,118     18,030,629
                                                             =============  =============

 See notes to consolidated financial statements.


                          CAVALIER HOMES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (IN THOUSANDS)

                                                                      Quarter Ended
                                                              -----------------------------
                                                                 April 1,         April 2,
                                                                  2006             2005
                                                              ------------    -------------
 OPERATING ACTIVITIES:                                                 (Unaudited)
   Net  income (loss)                                       $       1,666    $      (2,154)
   Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
        Depreciation and amortization                                 606              667
        Recovery of credit and accounts receivable losses            (103)            (184)
        Gain on sale of property, plant and equipment                  (8)              (5)
        Impairment and other related charges                            -              143
        Other, net                                                   (252)            (249)
        Installment contracts purchased for resale                (10,075)          (6,092)
        Sale of installment contracts                              10,846            5,731
        Principal collected on installment contracts
        purchased for resale                                           77               80
        Changes in assets and liabilities:
             Accounts receivable                                   27,408           (7,469)
             Inventories                                             (849)          (7,137)
             Accounts payable                                        (167)           2,387
             Accrued compensation and related withholdings         (1,526)             (82)
             Amount payable under dealer incentive programs        (3,810)            (125)
             Other assets and liabilities                             450            2,035

                                                              ------------    -------------
         Net cash provided by (used in) operating activities       24,263           (12,454)
                                                              ------------    -------------

 INVESTING ACTIVITIES:
   Proceeds from disposition of property, plant and equipment          27                5
   Capital expenditures                                              (401)            (146)
   Notes and installment contracts purchased for investment          (105)            (293)
   Principal collected on notes and installment contracts
      purchased for investments                                       424              147
   Other investing activities                                         472               73
                                                              ------------    -------------
        Net cash provided by (used in) investing activities           417             (214)
                                                              ------------    -------------

 FINANCING ACTIVITIES:
   Net payments on note payable under revolving line of credit    (17,750)               -
   Net borrowings on note payable under retail floor plan
     agreement                                                        558              770
   Payments on long-term debt                                        (310)            (499)
   Proceeds from exercise of stock options                            149              265
                                                              ------------    -------------
        Net cash provided by (used in) financing activities       (17,353)             536
                                                              ------------    -------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS               7,327          (12,132)
 CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                    14,379           31,674
                                                              ------------    -------------
 CASH AND CASH EQUIVALENTS, END OF PERIOD                   $      21,706    $      19,542
                                                              ============    =============

 SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid (received) for:
        Interest                                            $         354    $         198
        Income taxes                                        $         798    $         (45)

                     CAVALIER HOMES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
           (Unaudited - dollars in thousands except per share amounts)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

   o The accompanying condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company's financial position as of April 1, 2006, and the results of its operations for the quarters ended April 1, 2006 and April 2, 2005, and the results of its cash flows for the quarters ended April 1, 2006 and April 2, 2005. All such adjustments are of a normal, recurring nature. The balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

   o The results of operations for the quarter ended April 1, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Company's 2005 Annual Report on Form 10-K.

   o For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, see Note 1 to the Consolidated Financial Statements in the Company's 2005 Annual Report on Form 10-K.

   o The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding (diluted) as detailed below:

                                                                    Quarter Ended
                                                           -------------------------------

                                                              April 1,        April 2,
                                                               2006             2005
                                                           --------------   --------------

Weighted average common shares outstanding - basic            18,307,668       18,030,629
Dilutive effect if stock options were exercised                  182,450                -
                                                           --------------   --------------

Weighted average common shares outstanding - diluted          18,490,118       18,030,629
                                                           ==============   ==============

         Options that were potentially dilutive to basic net income per share were not included in the computation of diluted net income per share because to do so would have been anti-dilutive. All options in the first quarter of 2005 are excluded due to their antidilutive effect as a result of the Company's net loss. The maximum antidilutive options for the quarter ended April 1, 2006 and April 2, 2005 were 1,250,779 and 2,052,369, respectively.

   o Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 123R, Accounting for Stock-Based Compensation, a revision of SFAS No. 123, which supersedes Accounting Principles Board Opinion ("APB") 25 Accounting for Stock Issued to Employees. The fair value method of accounting for stock based awards pursuant to SFAS No. 123R requires the Company to record compensation cost over the vesting period of awards of equity instruments based on the grant date fair value of the award and applies to new awards issued, awards modified, repurchased or cancelled and unvested awards after the effective date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows after the effective date. Compensation expense recorded in the first quarter of 2006 was $38 and is included in selling, general and administrative expenses. Future compensation cost on unvested stock based awards as of April 1, 2006 is estimated to be $545.

          Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company used the intrinsic value method under APB No. 25. No compensation cost was recorded in the first quarter of 2005, as all options carried exercise prices equal to the market prices of the underlying common stock on the dates of grant. The change to the fair value method has been accounted for prospectively for all awards granted, modified, or settled after January 1, 2006. Had compensation cost been determined based on the fair value at the grant date for awards, for the quarter ended April 2, 2005, the Company's net loss and net loss per share would approximate the pro forma amounts below.

                                                                    Quarter Ended
                                                                    -------------

                                                                      April 2,
                                                                        2005
                                                                    -------------

Net income (loss), as reported                                   $        (2,154)
Less:  Total stock-based employee compensation
  expense determined under fair value based method
  for all awards, net of related tax effects                                  38
                                                                    -------------
  Pro forma                                                      $        (2,192)
                                                                    =============

Basic and diluted income (loss) per share:
  As reported                                                    $         (0.12)
  Pro forma                                                      $         (0.12)


          The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:



                                                                    Quarter Ended
                                                                    -------------

                                                                      April 2,
                                                                        2005
                                                                    -------------

Dividend yield                                                             0.00%
Expected volatility                                                       61.77%
Risk free interest rate                                                    3.71%
Expected lives                                                         5.0 years

   o Certain amounts from the prior periods have been reclassified to conform to the 2006 presentation.

2. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

   In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. SFAS No. 151 also requires that the "allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities." Normal capacity is defined as "the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance." This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

   In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 requires that exchange transactions that lack commercial substance be measured based on the recorded amount less impairment and not on the fair values of the exchanged assets. Exchange transactions that lack commercial substance are transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on the Company's consolidated financial statements.

3. DISCONTINUED OPERATIONS

   In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft. Worth, Texas and subsequently sold the facility in the second quarter of 2005. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service. The Company recorded involuntary termination benefits of $780 during the first quarter of 2005 which is included in the line item "Income (loss) from discontinued operations" in the accompanying consolidated statements of operations.

   In the fourth quarter of 2005, it became appropriate under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the Company to classify its Ft. Worth operations as discontinued operations, and accordingly, reclassified the information previously reported in its consolidated statements of operations.

   Summary operating results of the discontinued operations for the quarter ended April 1, 2006 and April 2, 2005 were:

                                               Quarter Ended
                                             ------------------
                                             April 1,   April 2,
                                              2006       2005
                                             --------  --------

Revenue                                     $     -   $  2,908
Income (loss) from discontinued operations       12     (1,656)



4. INVENTORY

   Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at April 1, 2006 and December 31, 2005 were as follows:

                              April 1,         December 31,
                                2006               2005
                           -------------      -------------
Raw materials           $         18,532  $         17,611
Work-in-process                    1,341             1,305
Finished goods                     8,279             8,387
                           --------------    --------------
Total inventory         $         28,152  $         27,303
                           ==============    ==============


5. IMPAIRMENT AND OTHER RELATED CHARGES

   In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company records the liability, measured at fair value, for costs associated with an exit or disposal activity when the liability is incurred. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as "held for sale" if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. The Company had idle assets of $8,176 at April 1, 2006 and $8,343 at December 31, 2005 recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities which the Company is attempting to sell. Management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as "held and used" and depreciation has continued on these assets.

   During the first quarter of 2005, the Company recorded impairment and other related charges of $143 ($143 after tax or $0.00 per diluted share) to writedown property, plant and equipment in connection with the valuation of a home manufacturing facility closed in a prior year.

6. INCOME TAXES

   During the first quarter of 2006, the Company recorded an income tax provision of $360,000 for the period. The current quarter's provision reflected a 36% effective tax rate, or $732,000, against which the Company reversed, after review, $372,000 of its deferred tax asset valuation allowance. Realization of deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. In 2004, pursuant to SFAS No. 109, Accounting for Income Taxes, because the Company had operated at a cumulative loss in its three most recent calendar years and because it believed difficult competitive and economic conditions might continue for the foreseeable future, a valuation allowance was recorded to fully reserve net deferred tax assets. However, in 2005, as a result of continued improvements in operating performance and projected income and tax liability for 2006, the Company reversed a portion of the deferred tax asset valuation allowance. In continuing to assess the need for a valuation allowance, the Company considered all positive and negative evidence, including anticipated operating results, scheduled reversals of deferred tax liabilities, and tax planning strategies. Because the Company believes challenging industry conditions persist, the Company believes that under the standards of SFAS No. 109 it is not appropriate to record income tax benefits in excess of the benefit projected to be realized in 2006. As of April 1, 2006, the Company maintained a valuation allowance of $13,410. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required.


   During the first quarter of 2005, the Company recorded an income tax benefit of $9 for state income taxes receivable for certain subsidiaries and recognized an income tax benefit of $132 representing settlement of prior year state tax matters. The Company did not record any federal income tax benefit for net operating losses in the first quarter of 2005 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes.



7. PRODUCT WARRANTIES

   The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company has provided a liability of $13,300 at April 1, 2006 and $13,190 at December 31, 2005 for estimated future warranty costs relating to homes sold, based upon management's assessment of historical experience factors and current industry trends. Activity in the liability for product warranty was as follows:

                                                                     Quarter Ended
                                                             ----------------------------

                                                               April 1,        April 2,
                                                                 2006            2005
                                                             -------------   -------------
Balance, beginning of period                             $         $13,190          13,255
Provision  for warranties issued in the current period               4,036           3,835
Adjustments for warranties issued in prior periods                      49           (191)
Payments                                                            (3,975)         (3,547)
                                                             -------------   -------------
Balance, end of period                                   $         $13,300          13,352
                                                             =============   =============


8. CREDIT ARRANGEMENTS

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
   $38,000 - $23,000             $15,000 to zero (dollar
                                 for dollar reduction)

   At April 1, 2006, under the revolving line of credit, $27,333 was available after deducting letters of credit of $5,909. During the fourth quarter of 2005, the Company borrowed $17,750 under the revolving line of credit, in order to fund the Company's short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. The Company did not have any amounts outstanding under the revolving line of credit at April 2, 2005.

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


   The real estate term loan agreement contained in the Credit Facility provided for borrowings of $10,000, of which $4,179 and $4,219 was outstanding at April 1, 2006 and December 31, 2005, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

   The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $1,000 for the year ended December 31, 2006 and thereafter. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS Financial Services, Inc. ("CIS") to comply with certain specified restrictions and financial covenants. At April 1, 2006, the Company was in compliance with its debt covenants.

   The Company has amounts outstanding under five Industrial Development Revenue Bond issues ("Bonds") which totaled $4,640 and $4,910 at April 1, 2006 and December 31, 2005, respectively. Four of the bond issues bear interest at variable rates ranging from 4.85% to 5.40% and mature at various dates through April 2009. One of the bond issues is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 3.57% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of the Company's plant facilities and equipment.

   The Company has $2,548 and $1,990 of notes payable under a retail floor plan agreement at April 1, 2006 and December 31, 2005, respectively. The notes are collateralized by certain Company-owned retail stores' new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

9. COMMITMENTS AND CONTINGENCIES

   o The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 - 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. The Company applies FASB Interpretation ("FIN") No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period
          in  which a home is sold  (inception  of a   repurchase  commitment),
          the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers' financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home. Under the repurchase agreements, the Company was contingently liable at April 1, 2006, to financial institutions providing inventory financing for retailers of its products up to a maximum of approximately $68,000 in the event the Company must perform under the repurchase commitments. The Company recorded an estimated liability of $1,522 at April 1, 2006 and $1,270 at December 31, 2005 related to these commitments. Activity in the reserve for repurchase commitments was as follows:


                                                                            Quarter Ended
                                                                     ----------------------------
                                                                        April 1,       April 2,
                                                                          2006           2005
                                                                     ------------  --------------
Balance, beginning of period                                       $     1,270     $        2,052
Reduction for payments made on inventory repurchases                         -               (15)
Accrual for guarantees issued during the period                            685                639
Reduction to pre-existing quarantees due to declining obligations
 or expired quarantees                                                    (340)              (484)
Changes to the accrual for pre-existing guarantees for those
 dealers deemed to be probable of default                                  (93)               123
                                                                     ------------  --------------
Balance, end of period                                             $     1,522     $        2,315
                                                                     ============  ==============

   o The Company's workers' compensation (prior to February 1, 1999 and after April 1, 2001), product liability and general liability insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and
          maximum  premium   calculations.  Refunds or additional  premiums are
          estimated and recorded when sufficiently reliable data is available. The Company's workers' compensation insurance coverage from February 1999 through March 2001 was provided under a fully insured, large deductible policy, and during 2001, the Company's product liability and general liability insurance coverages were converted to a fully insured, large deductible policy. The Company recorded an estimated liability of $4,815 at April 1, 2006 and $5,002 at December 31, 2005 related to these contingent claims.

   o Litigation is subject to uncertainties and the Company cannot predict the probable outcome or the amount of liability of individual litigation matters with any level of assurance. The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent,deceptive or collusive practices in connection with their businesses.
          These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. The Company's liability under some of this litigation is covered in whole or in part by insurance. Anticipated legal fees and other losses, in excess of insurance coverage, associated with these lawsuits are accrued at the time such cases are identified or when additional information is available such that losses are probable and reasonably estimable. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company's results of operations, financial position or liquidity.

   o The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At April 1, 2006, $2,116 of debt was outstanding, of which the Company had guaranteed $846.

   o The Company has provided letters of credit totaling $5,909 as of April 1, 2006 to providers of certain of its surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The Company has recorded insurance expense based on anticipated losses related to these policies.

   o On June 27, 2005 the Company received Securities and Exchange Commission (the "Commission") staff comments on its 2004 Form 10-K, 10-K/A, and Form 10-Q filings for the first and second quarters of 2005 regarding, among other things, the proper recognition and disclosure of the FIN 45 contingent liability for repurchase commitments with inception dates for homes sold after the effective date of FIN 45. On March 20, 2006, subsequent to the Company's filing of its 2005 Annual Report on Form 10-K, the Company received a no further comments letter from the Commission.

10.SEGMENT INFORMATION

   The Company's reportable segments are organized around products and services. The Home manufacturing segment is comprised of the Company's four divisions (seven home manufacturing plants), which are aggregated for reporting purposes, and its supply companies who sell their products primarily to the manufacturing divisions. Through its Home manufacturing segment, the Company designs and manufactures homes, which are sold in the United States to a network of dealers, which includes Company-owned retail locations.Through its Financial services segment, the Company primarily offers retail installment sale financing and related insurance products for manufactured homes sold through the Company's dealer network. The Company's Retail segment is comprised of Company-owned retail lots that derive their revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company's Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. The Company's determination of segment operating profit does not reflect other income (expense), equity in earnings of equity-method investees, or income tax provision (benefit).


                                                               Quarter Ended
                                               ---------------------------------------------

                                                  April 1, 2006           April 2, 2005
                                               --------------------    ---------------------
Gross revenue:
  Home manufacturing                                      $ 73,758                 $ 54,760
  Financial services                                           909                      513
  Retail                                                     2,207                    1,811
                                               --------------------    ---------------------
      Gross revenue                                       $ 76,874                 $ 57,084
                                               ====================    =====================

Intersegment revenue:
  Home manufacturing                                       $ 1,924                  $ 1,962
  Financial services                                             -                        -
  Retail                                                         -                        -
                                               --------------------    ---------------------
      Intersegment revenue                                 $ 1,924                  $ 1,962
                                               ====================    =====================

Revenue from external customers:
  Home manufacturing                                      $ 71,834                 $ 52,798
  Financial services                                           909                      513
  Retail                                                     2,207                    1,811
                                               --------------------    ---------------------
      Total revenue                                       $ 74,950                 $ 55,122
                                               ====================    =====================

Operating profit (loss):
  Home manufacturing                                       $ 3,380                    $ 839
  Financial services                                           318                     (215)
  Retail                                                        (8)                      28
  Elimination                                                 (146)                    (244)
                                               --------------------    ---------------------
  Segment operating loss                                     3,544                      408
  General corporate                                         (1,553)                  (1,354)
                                               --------------------    ---------------------
      Operating income (loss)                              $ 1,991                   $ (946)
                                               ====================    =====================

                                                  April 1, 2006         December 31, 2005
                                               --------------------    ---------------------
Identifiable assets:
  Home manufacturing                                      $ 80,444                 $ 96,901
  Financial services                                        14,125                   15,423
  Retail                                                     3,919                    3,713
                                               --------------------    ---------------------
  Segment assets                                            98,488                  116,037
  General corporate                                         14,025                   16,784
                                               --------------------    ---------------------
      Total assets                                       $ 112,513                $ 132,821
                                               ====================    =====================


11.EQUITY-METHOD INVESTEES

   The Company recorded equity in earnings of equity-method investees of $251 and $249 for the quarters ended April 1, 2006 and April 2, 2005, respectively. The Company's only significant minority ownership interest is in WoodPerfect, Ltd., of which the Company owns a 35.42% interest. Summarized information related to the WoodPerfect, Ltd. ownership interest is as follows:


                                                        Quarter Ended
                                             ------------------------------------
                                                 April 1,           April 2,
                                                   2006               2005
                                             -----------------   ----------------
                                                         (Unaudited)

Income Statement:
-----------------
Net sales                                 $         15,916        $      16,584
Gross profit                                         1,808                2,168
Operating income                                       532                  890
Net income                                             569                  789

PART I.  FINANCIAL INFORMATION

Item 1:  Financial Statements (See pages 2 through 12)

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Overview
Cavalier Homes, Inc. and its subsidiaries produce, sell and finance manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. The industry was also impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels, each of which contributed to a reduction in wholesale industry shipments to a 42 year low in 2004. Industry results for 2005 posted the first increase since 1998 with floor shipments increasing over 2004 by 6% primarily due to industry wide orders by the Federal Emergency Management Agency ("FEMA") as part of that agency's hurricane disaster relief efforts. The Manufactured Housing Institute ("MHI") estimated FEMA shipments in the last four months of 2005 totaled approximately 17,000 floors, and in 2004 approximated 4,000. Factoring out the effects of the FEMA orders in both 2005 and 2004, industry shipments were stable.

Industry/Company Shipments and Market Share
The Manufactured Housing Institute ("MHI") reported that wholesale floor shipments were down 58% cumulatively from January 1, 1999 through December 31, 2005 as noted in the following table:

                                                                 Floor Shipments
                    -----------------------------------------------------------------------------------------------------
                                          Nationwide                                      Cavalier's Core 11 States
                    --------------------------------------------------  -------------------------------------------------
                               Increase              Increase                      Increase           Increase
                              (decrease)            (decrease)  Market            (decrease)         (decrease)    Market
      Year          Industry  from prior   Cavalier  from prior Share   Industry  from prior Cavalier from prior    Share
                                  year                 year                          year               year
------------------  --------   ----------  --------  -------  --------  ---------  -------   -------  --------  ---------
             1999   582,498                 34,294               5.9%    284,705             30,070                10.6%
             2000   431,787       -25.9%    18,590   -45.8%      4.3%    199,276   -30.0%    15,941    -47.0%       8.0%
             2001   342,321       -20.7%    21,324    14.7%      6.2%    149,162   -25.1%    17,884     12.2%      12.0%
             2002   304,370       -11.1%    21,703     1.8%      7.1%    124,127   -16.8%    18,039      0.9%      14.5%
             2003   240,180       -21.1%    12,411   -42.8%      5.2%     87,265   -29.7%    10,584    -41.3%      12.1%
             2004   232,824        -3.1%    10,772   -13.2%      4.6%     88,958     1.9%     8,912    -15.8%      10.0%
             2005   246,750         6.0%    11,289     4.8%      4.6%    105,508    18.6%    10,487     17.7%       9.9%
Two months ending
 3/4/06              38,040                  2,074               5.5%     17,714              1,998                11.3%

During 2005, the Company entered into agreements with two companies to build 2,638 single-section homes for delivery to FEMA as part of that agency's disaster relief for the Gulf Coast states hit by hurricanes. Under the agreements, the Company shipped 2,219 single-section homes, which accounted for 25.6% of 2005 sales, and in the first quarter of 2006, the Company shipped the remaining 419 homes under the FEMA related contracts. During the first two months of 2006, the Company's floor shipments increased 9.7% from the same period in 2005, while industry wide shipments increased 6.3%, with the Company's market share being 5.5%. In the Company's core states, its market share was 11.3% with floor shipments increasing 17.7% compared to the industry increase of
13.8 % in those states.

Potential for Modular Housing Expansion
Currently, the substantial majority of the Company's homes produced are "HUD code homes" which are manufactured homes that meet the specifications of national building standards administered by the U.S. Department of Housing and Urban Development ("HUD"). Additionally, the Company produces modular homes, which are constructed to either local,regional or state building codes. Modular homes have a different and more complex roof system than HUD code homes, are typically two or more sections and usually qualify for traditional mortgage financing which generally has better terms than financing for a HUD code home. The national market for modular housing was approximately 43,000 homes in both 2004 and 2005 according to the National Modular Housing Council. While the Company's current participation in the modular market is small, the Company is seeking to further develop its modular home sales base because it is hopeful some of those looking to replace hurricane damaged homes in the Gulf Coast region will conside modular homes as a viable alternative to traditional site-built housing.

Industry Finance Environment
A major factor contributing to the manufactured housing industry growth in the 1990s was the relaxation of credit standards due to intense competition, which ultimately resulted in a change in the financing approach in the industry due to underperforming manufactured housing loans. Throughout the past seven years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single-section products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is longer. The potential infusion of new and competitive lending capacity, which the Company believes is essential to support demand at higher levels, has not materialized. Until there is substantial entry of finance resources to the manufactured housing market, the Company believes a meaningful expansion for the industry will be delayed.

Raw Materials Cost and Gross Margin
The Company has experienced price increases in substantially all raw materials and certain prices continue to increase. The Company continued to experience overall commodity pressures including capacity constraints and rising oil prices. While the Company seeks to offset rising costs through increasing its selling prices, sudden increases in raw material costs, coupled with dealers' order backlogs, can affect the timing and ability of the Company to pass on its cost increases. The Company is uncertain at this time as to the impact the extent and duration of the increased costs will have on the Company's future revenue and earnings. The Company is currently on allocation from its traditional vendors for insulation, gypsum, shingles, medium density fiber board and particle board.

Capacity and Overhead Cost
In response to the continued weakening of industry market conditions, the Company closed eight manufacturing facilities between the fourth quarter of 2002 and the third quarter of 2003. In February 2005, the Company closed its Ft. Worth, Texas facility. The Company generally has been able to sell to the customers of these plants (with the exception of the Pennsylvania and Texas plants) from one or more of the Company's current operating plants. The remaining plants also handle dealer sales and customer service for the Company's homes. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs.In September 2005, the Company re-opened its Winfield, Alabama facility in order to assist in the production of the FEMA units mentioned above. The Company continues to monitor the relationship between demand and capacity.


Outlook
For 2005, the manufactured housing industry posted a strong increase over 2004 shipments due largely to the impact of FEMA orders after hurricanes devastated housing in many areas in the Gulf Coast region. Beyond 2005, the Company believes the massive storm damage will create opportunities for both the industry and the Company's growth outside of the temporary housing supplied through FEMA orders in 2005. Cavalier expects that strain on conventional home building resources will likely cause some of those looking to replace damaged homes to consider manufactured housing, including modular homes, as a viable alternative to traditional site-built housing. The Company expects rebuilding efforts to impose greater strains on availability of certain building materials which will likely result in increased costs. Longer term, substantial entry of competitive lending capacity in the industry, which the Company believes is essential to support demand at higher levels, is needed for a meaningful expansion for the industry. The Company believes the steps taken to reduce its costs and lower its breakeven point coupled with the first quarter deliveries under the FEMA agreements have positioned Cavalier to continue with profitable operations into 2006. While the Company currently expects the results of operations for 2006 to be profitable, changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and extended commodity price increases could affect the results of operations of the Company.

Results of Operations
The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:


                                                                Quarter Ended
                                          -----------------------------------------------------------
STATEMENT OF OPERATIONS DATA                April 1, 2006       April 2, 2005         Difference
                                          ------------------  -------------------  ------------------
Revenue:
  Home manufacturing net sales          $  71,834           $  52,798            $  19,036     36.1%
  Financial services                          909                 513                  396     77.2%
  Retail                                    2,207               1,811                  396     21.9%
                                          --------            --------             --------
Total revenue                              74,950    100.0%    55,122     100.0%    19,828     36.0%
Cost of sales                              61,281     81.8%    46,499      84.4%    14,782     31.8%
                                          --------  --------  --------   --------  --------
     Gross profit                          13,669     18.2%     8,623      15.6%     5,046     58.5%
                                          --------  --------  --------   --------  --------
Selling, general and administrative        11,678     15.6%     9,426      17.1%     2,252     23.9%
Impairment and other related charges            -                 143                 (143)
                                          --------  --------  --------   --------  --------
Operating income (loss)                     1,991      2.7%      (946)     -1.7%     2,937
                                          --------  --------  --------   --------  --------
Other income (expense):
   Interest expense                          (377)    -0.5%      (266)     -0.5%      (111)   -41.7%
   Other, net                                 149      0.2%       324       0.6%      (175)   -54.0%
                                          --------            --------             --------
                                             (228)                 58                 (286)
                                          --------            --------             --------
Income (loss) from continuing operations
  before income taxes                        1763                (888)               2,651
Income tax  provision (benefit)               360                (141)                 501
Equity in earnings of equity-method
 investees                                    251                 249                    2
                                          --------            --------             --------
Net income (loss) from continuing
  operations                                1,654      2.2%      (498)     -0.9%     2,152
                                          --------            --------             --------
Discontinued operations:
   Income (loss) from discontinued
    operations                                 12      0.0%    (1,656)     -3.0%     1,668
   Income tax provision (benefit)               -                   -                    -
                                          --------            --------             --------
Net income (loss) from discontinued
   operations                                  12              (1,656)               1,668
                                          --------            --------             --------
Net income (loss)                       $   1,666       2.2% $ (2,154)     -3.9% $   3,820
                                          ========            ========             ========

OPERATING DATA                                                  April 1, 2006        April 2, 2005
                                                              -------------------  ------------------
Home manufacturing sales:
Floor shipments
  Floor shipments continuing operations                         2,963                2,676
  Floor shipments discontinued operations                           -                  148
                                                              --------             --------
Total floor shipments                                           2,963                2,824
                                                              ========             ========
Home shipments
  Single section continuing operations                            889      46.3%       246     16.0%
  Single section discontinued operations                            -          -        20      1.3%
  Multi section continuing operations                           1,031      53.7%     1,210     78.6%
  Multi section discontinued operations                             -          -        64      4.2%
                                                              --------   --------  --------  --------
Total shipments                                                 1,920     100.0%     1,540    100.0%
Shipments to company owned retail locations                       (45)      2.3%       (49)     3.2%
FEMA shipments                                                   (419)     21.8%         -      0.0%
                                                              --------   --------  --------  --------
Wholesale shipments to independent retailers                    1,456      75.8%     1,491     96.8%
                                                              ========   ========  ========  ========
Retail sales:
  Single section                                                   12      29.3%        10     27.0%
  Multi section                                                    29      70.7%        27     73.0%
                                                              --------   --------  --------  --------
Total sales                                                        41     100.0%        37    100.0%
                                                              ========   ========  ========  ========
Cavalier produced homes sold                                       38      92.7%        33     89.2%
                                                              ========   ========  ========  ========
Used homes sold                                                     3       7.3%         4     10.8%
                                                              ========   ========  ========  ========
Other operating data:
Installment loan purchases                                  $  10,106            $   6,385
Capital expenditures                                        $     401            $     146
Home manufacturing facilities (operating)                           7                    6
Independent exclusive dealer locations                            107                  121
Company-owned retail locations                                      4                    4

Revenue
Revenue for the first quarter of 2006 totaled $74,950, increasing $19,828, or 36.0%, from 2005's first quarter revenue of $55,122. Home manufacturing net sales accounted for virtually the entire increase, rising to $71,834. Home manufacturing net sales for the first quarter of 2005 were $52,798. Home shipments increased 24.7%, with floor shipments increasing by 4.9%. Multi-section home shipments, as a percentage of total shipments, were 53.7% in the first quarter of 2006 as compared to 82.7% in 2005. Single-section homes, as a percentage of total shipments, increased to 46.3% in the first quarter of 2006 from 17.3% in the same quarter of 2005, primarily due to the Company's participation in building single-section homes as a part of the FEMA disaster relief for victims of the 2005 hurricanes, of which 419 homes were shipped in the first quarter of 2006 compared to no shipments in the first quarter of 2005. Cavalier attributes the increase in sales and shipments primarily to the FEMA units sold. Of these shipments, excluding FEMA units, 65.9% in 2006 and 72.0% in 2005 were to exclusive dealers. Actual shipments of homes for the first quarter of 2006 were 1,920 versus 1,540 in 2005. Inventory of the Company's product at all retail locations, including Company-owned retail centers, decreased 6.4% to approximately $89,500 at April 1, 2006 from $95,600 at April 2, 2005, with a $13,200 reduction resulting from the closure of the Ft. Worth, Texas facility which was somewhat offset by higher sales in the first quarter of 2006 compared to 2005.

Revenue from the financial services segment increased 77.2% to $909 for the first quarter of 2006 compared to $513 in 2005. The revenue increase is primarily due to an increased volume of loans sold, including land/home loans. During the first quarter of 2006, CIS Financial Services, Inc. ("CIS"), the Company's wholly-owned finance subsidiary, purchased contracts totaling $10,106 and sold installment contracts totaling $10,846. In the same period of 2005, CIS purchased contracts of $6,385 and sold installment contracts totaling $5,731. CIS does not retain the servicing function and does not earn the interest income on these re-sold loans. The decrease in the installment loan portfolio at April 1, 2006 is primarily from sales of loans outstanding at year end, including land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at December 31, 2005 was $6,972 of land/home loans, of which $5,524 were sold in the first quarter of 2006. At April 1, 2006, the Company has $5,720 land/home loans in its portfolio.

Revenue from the retail segment was $2,207 for the first quarter of 2006 compared to $1,811 for 2005, an increase of $396 due primarily to sales at the North Carolina retail location that was opened in October 2004.

Gross Profit
Gross profit was $13,669, or 18.2% of total revenue, for the first quarter of 2006, versus $8,623, or 15.6%, in 2005, an increase of $5,046. The increase in gross profit and gross margin is primarily the result of higher sales volume in the first quarter of 2006 versus the first quarter of 2005. Additionally, higher comparable sales prices began to recover the steady increases in raw material costs which took place over the past year. The Company has experienced price increases in substantially all raw materials (certain prices continue to increase) and overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices).

Selling, General and Administrative
Selling, general and administrative expenses during the first quarter of 2006 were $11,678 or 15.6% of total revenue, compared to $9,426 or 17.1% in 2005, an increase of $2,252. Selling, general and administrative costs reflected primarily higher compensation costs, including incentive compensation of $1,325 on the Company's improved profits, and increased employee benefit costs of $689 related primarily to health insurance expense on a higher level of employment for the current-year period, due in part to the re-opening of the Company's Winfield facility.

Impairment and Other Related Charges
During the first quarter of 2005, the Company recorded impairment and other related charges of $143 ($143 after tax or $0.00 per diluted share) to write down property, plant and equipment in connection with the valuation of a home manufacturing facility closed in the first quarter of 2005. No impairment and other related charges were incurred in the first quarter of 2006.

Operating Income (Loss)
Operating income for the quarter was $1,991 compared to a loss of $946 in the first quarter of 2005. Segment operating results were as follows: (1) Home manufacturing operating income, before intercompany eliminations, was $3,380 in the first quarter of 2006 as compared to $839 in 2005. The increased home manufacturing operating income is primarily due to improved gross profit and the Company's participation in building single-section homes as part of the FEMA disaster relief as discussed above. (2) Financial services operating income was $318 in the first quarter of 2006 as compared to a loss of $215 in 2005 primarily due to the revenue from higher loan sales in 2006 versus 2005. (3) The retail segment's operating loss was $8 in the first quarter of 2006 compared to profit of $28 in 2005. (4) General corporate operating expense, which is not identifiable to a specific segment, increased from $1,354 in the first quarter of 2005 to $1,553 in 2006 primarily due to increased incentive compensation cost on the Company's profits in 2006 as discussed above.

Other Income (Expense)
Interest expense for the quarter was $377 compared to $266 in the first quarter of 2005. The increase of $111 is primarily due to higher interest charges on amounts outstanding under the retail floor plan of which lower amounts were outstanding in 2005 and for borrowings under the revolving line of credit in 2005 to fund short term cash requirements to complete the FEMA order.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net decreased $175 primarily due to lower interest income earned in 2006 on lower amounts of invested funds as compared to 2005.

Income (Loss) from Continuing Operations before Income Taxes
The Company's pre-tax income for the first quarter was $1,763 compared to a pre-tax loss of $888 in the first quarter of 2005, an improvement of $2,651, primarily as a result of the factors discussed above.

Income Taxes
During the first quarter of 2006, the Company recorded an income tax provision of $360. The provision reflected a reversal of $372 of its deferred tax asset valuation allowance. As of April 1, 2006, the Company maintained a valuation allowance of $13,410. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

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

Equity in Earnings of Equity-Method Investees
The Company's equity in earnings of equity-method investees was $251 for the first quarter of 2006 compared to $249 in 2005.

Income (Loss) from Discontinued Operations
In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft. Worth, Texas and subsequently sold the facility in the second quarter or 2005. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service. The Company recorded involuntary termination benefits of $780 during the first quarter of 2005 which is included in the line item "Income (loss) from discontinued operations" in the accompanying consolidated statements of operations.

In the fourth quarter of 2005, it became appropriate under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the Company to classify its Ft. Worth operations as discontinued operations, and accordingly, reclassified the information previously reported in its consolidated statements of operations.

Net Income (Loss)
Net income for the first quarter of 2006 was $1,666 or $0.09 per diluted share compared with net loss in the prior-year period of $2,154 or $0.12 per diluted share.

Liquidity and Capital Resources


                                                  Balances as of
                                          -------------------------------------
(dollars in thousands)                    April 1, 2006       December 31, 2005
                                          -------------       -----------------
Cash, cash equivalents & certificates
  of deposit                            $     21,706        $        14,379
Working capital                         $     25,904        $        24,216
Current ratio                               1.6 to 1               1.4 to 1
Long-term debt                          $      7,279        $         7,631
Ratio of long-term debt to equity           0.1 to 1               0.1 to 1
Installment loan portfolio              $     13,803        $        15,067

Quarter Ended April 1, 2006
Cash increased $7,327 from $14,379 at December 31, 2005 to $21,706 at April 1,

2006. Operating activities provided net cash of $24,263 primarily due to
      (a) a decrease in accounts receivable of $27,408 which is primarily for collections on receivables related to FEMA disaster relief homes,
      (b) a net decrease of $3,810 in amounts payable under dealer incentive programs, primarily representing rebates paid on homes shipped, including those related to FEMA shipments, and
      (c) a decrease of $1,526 in accrued compensation and related withholdings, including incentive compensation paid on 2005 annual profits.

Historically, the FEMA receivables were outstanding for a longer period of time than the Company's other receivables. Of the $35,365 FEMA receivables outstanding at December 31, 2005, the entire amount was collected during the first quarter of 2006.

The Company's capital expenditures were $401 during the first quarter of 2006 primarily for normal property, plant and equipment additions and replacements.

During the fourth quarter of 2005, the Company borrowed $17,750 under the revolving line of credit, in order to fund the Company's short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. The decrease in long-term debt for the first quarter of 2006 was due to scheduled principal payments of $310. The borrowings under our retail floor plan agreement increased to $2,548 by April 1, 2006 from $1,990 at December 31, 2005 primarily due to the rebuilding of retail inventory levels that had dropped during the Company's FEMA related production.

The decrease in the installment loan portfolio at April 1, 2006 is primarily from sales of loans outstanding at year end, including land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at December 31, 2005 was $6,972 of land/home loans, of which $5,524 were sold in the first quarter of 2006. At April 1, 2006, the Company has $5720 land/home loans in its portfolio. As the Company increases its land/home loan purchases, short-term cash requirements will increase due to the length of time involved in consummating the sales transaction. The Company expects to utilize cash on hand to fund these loan purchases.

Quarter Ended April 2, 2005
Cash decreased $12,132 from $31,674 at December 31, 2004 to $19,542 at April 2, 2005. Operating activities used net cash of $12,454 primarily due to
     (a) an increase in accounts receivable of $7,469 and
     (b) an increase in inventory of $7,137.

A portion of the increase in accounts receivable and reduction in cash and cash equivalents from December 31, 2004 to April 2, 2005 is a normal seasonal occurrence. As is customary for the Company, most of its manufacturing operations are idle during the final two weeks of the year for vacations, holidays and reduced product demand, during which time the Company collects the majority of its outstanding receivables, resulting in higher year end cash balances. Additionally, at the end of the first quarter of 2005, the Company had an outstanding receivable under the FEMA contract of $1,480, which was collected in the second quarter of 2005.

Additionally, the Company's inventory levels, taking into account the number of operating facilities, are historically lower at year end during the idle period and return to normal levels at the end of the first quarter of the year.

The Company's capital expenditures were $146 during the first quarter of 2005 primarily for normal property, plant and equipment additions and replacements.

The decrease in long-term debt for the first quarter of 2005 was due to scheduled principal payments of $499. The borrowings under our retail floor plan agreement of $770 were primarily for the opening of a new retail location in the fourth quarter of 2004.

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

The Company's trend of cash used in operating activities over the past several years is a direct result of the previous downturn in the industry and the Company's net losses as a result. The industry was impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. Each of these factors contributed to a reduction in wholesale industry shipments to a 42 year low in 2004. However, in the first quarter of 2006, the Company's cash position improved significantly due primarily to collections on FEMA related receivables that were outstanding at December 31, 2005.

During 2005, the Company entered into agreements as a subcontractor to provide 2,638 homes to the Federal Emergency Management Agency (FEMA) as part of that agency's hurricane relief efforts. In order to fund the Company's short term cash needs required to fulfill the orders of FEMA homes, on December 6, 2005, the Company amended its credit facility (the "Credit Facility") with its primary lender to provide for an available revolving line of credit during the period of October 25, 2005 through April 30, 2006 (the "first temporary advance period") of $50,000 and during the period of May 1, 2006 through July 31, 2006 (the "second temporary advance period") of $25,000, effectively waiving temporarily the tangible net worth requirement. Additionally, on October 25, 2005, the capital expenditure covenant was modified to allow for capital expenditures of $2,000 for the year ended December 31, 2005. The maturity date under the revolving line of credit remains at April 2007.

The Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 ($50,000 during the first temporary advance period) and a real estate term loan (14 year) component of $10,000, which are cross-secured and cross-defaulted. The amount available under the revolving line of credit, up to $25,000 ($50,000 during the first temporary advance period), is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2003 (waived during the temporary advance periods).

At April 1, 2006, under the revolving line of credit, $27,333 was available after deducting letters of credit of $5,909. During the fourth quarter of 2005, the Company borrowed $17,750 under the revolving line of credit, in order to fund the Company's short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. The Company did not have any amounts outstanding under the revolving line of credit at April 2, 2005.

The applicable interest rate under the revolving line of credit is based on certain levels of tangible net worth and was $151 during the first quarter of 2006.

The real estate term loan agreement contained in the Credit Facility provided for borrowings of $10,000, of which $4,179 and $4,219 was outstanding at April 1, 2006 and December 31, 2005, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company's ability without the lender's consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $1,000 for the year ended December 31, 2006 and thereafter. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than
1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At April 1, 2006, the Company was in compliance with its debt covenants.

The Company has amounts outstanding under five Industrial Development Revenue Bond issues ("Bonds") which totaled $4,640 and $4,910 at April 1, 2006 and December 31, 2005, respectively. Four of the bond issues bear interest at variable rates ranging from 4.85% to 5.40% and mature at various dates through April 2009. One of the bond issues is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 3.57% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of the Company's plant facilities and equipment.

The Company has $2,548 and $1,990 of notes payable under a retail floor plan agreement at April 1, 2006 and December 31, 2005, respectively. The notes are collateralized by certain Company-owned retail stores' new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

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

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. Under the repurchase agreements, the Company was contingently liable at April 1, 2006, to financial institutions providing inventory financing for retailers of its products up to a maximum of approximately $68,000 in the event the Company must perform under the repurchase commitments.

The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At April 1, 2006, $2,116 of debt was outstanding, of which the Company had guaranteed $846.

The Company has provided letters of credit totaling $5,909 as of April 1, 2006 to providers of certain of its surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The Company has recorded insurance expense based on anticipated losses related to these policies.

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

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company's exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company's portfolio consisted of fixed rate contracts with interest rates generally ranging from 8.0% to 14.0% and an average original term of 263 months at April 1, 2006. The Company estimated the fair value of its installment contracts receivable at $14,075 using discounted cash flows and interest rates offered by CIS on similar contracts at April 1, 2006.

The Company has one industrial development revenue bond issue that is exposed to interest rate changes. Since this borrowing is floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has four industrial development revenue bond issues at fixed interest rates. The Company estimated the fair value of its debt instruments at $8,364 using rates at which the Company believes it could have obtained similar borrowings at April 1, 2006.

Additionally, the Company has a revolving line of credit (of which no amounts were outstanding at April 1, 2006) and a note payable under a retail floor plan agreement that are exposed to interest rate changes, as they are floating rate debt based on the prime interest rate. The Company has $2,548 and $1,990 of notes payable under a retail floor plan agreement at April 1, 2006 and December 31, 2005, respectively. The notes bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.



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

Changes in Internal Controls Over Financial Reporting
There have been no internal control changes that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting since December 31, 2005.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of
1995:

The Company's disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give the Company's current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally use words such as "estimates," "projects," "intends," "believes," "anticipates," "expects," "plans," and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, the Company also may provide oral or written forward-looking statements in other materials released to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

   o the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
   o     the severe downturn in the manufactured housing industry;
   o     limitations in Cavalier's ability to pursue its business strategy;
   o changes in demographic trends, consumer preferences and Cavalier's business strategy;
   o     changes  and  volatility  in  interest  rates and the  availability  of capital;
   o     changes  in  the  availability of retail (consumer) financing;
   o     changes  in  the  availability  of wholesale (dealer) financing;
   o     changes in level of industry retail inventories;
   o     the   ability  to  attract  and  retain  quality  independent  dealers, executive officers and other key personnel;
   o     competition;
   o     contingent repurchase and guaranty obligations;
   o     uncertainties regarding Cavalier's retail financing activities;
   o     the potential unavailability and price increases for raw materials;
   o     the potential unavailability of manufactured housing sites;
   o     regulatory constraints;
   o     the potential for additional warranty claims;
   o     litigation;
   o     the potential volatility in the Company's stock price; and
   o the potential for deficiencies in internal controls over financial reporting or in disclosure controls and procedures.

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

PART II.  OTHER INFORMATION

Item 1:  Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2005 under the heading "Item 3 - Legal Proceedings." The description of legal proceedings in the Company's Form 10-K remains unchanged.

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

Item 1a: Risk Factors

There have been no material changes in the Company's risk factors since December 31, 2005. See risk factors at December 31, 2005 within the Company's Form 10-K.


Item 5: Other Information

On June 27, 2005 the Company received Securities and Exchange Commission (the "Commission") staff comments on its 2004 Form 10-K, 10-K/A, and Form 10-Q filings for the first and second quarters of 2005 regarding, among other things, the proper recognition and disclosure of the FIN 45 contingent liability for repurchase commitments with inception dates for homes sold after the effective date of FIN 45. On March 20, 2006, subsequent to the Company's filing of its 2005 Annual Report on Form 10-K, the Company received a no further comments letter from the Commission.

Item 6:  Exhibits

The exhibits required to be filed with this report are listed below.

          (11) Statement re: Computation of Income (Loss) per Common Share

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

Date: May 11, 2006                         /s/ David A. Roberson
                                           ---------------------
                                           David A. Roberson - President
                                           and Chief Executive Officer

Date: May 11, 2006                         /s/ Michael R. Murphy
                                           ---------------------
                                           Michael R. Murphy -
                                           Chief Financial Officer (Principal
                                           Financial and Accounting Officer)


                                    PART II. - EXHIBIT 11
                           CAVALIER HOMES, INC. AND SUBSIDIARIES
                       COMPUTATION OF INCOME (LOSS) PER COMMON SHARE
                      (dollars in thousands except per share amounts)

                                                                          Quarter Ended
                                                                ----------------------------------
                                                                   April 1,            April 2,
                                                                     2006               2005
                                                                ---------------     --------------

   Net income (loss) from continuing operations              $           1,654   $           (498)
   Discontinued operations:                                                 12             (1,656)
                                                                ---------------     --------------
   Net income (loss)                                         $           1,666   $         (2,154)
                                                                ===============     ==============

 SHARES:

   Weighted average common shares outstanding - basic               18,307,668         18,030,629
   Dilutive effect if stock options were exercised                     182,450                  -
                                                                ---------------     --------------
   Weighted average common shares outstanding - diluted             18,490,118         18,030,629
                                                                ===============     ==============
   Income (loss) per share:

    Basic:
    From continuing operations                               $            0.09   $          (0.03)
    From discontinued operations                                          0.00              (0.09)
                                                                ---------------     --------------
    Net income (loss)                                                     0.09              (0.12)
                                                                ===============     ==============
    Diluted:
    From continuing operations                                            0.09              (0.03)
    From discontinued operations                                          0.00              (0.09)
                                                                ---------------     --------------
    Net income (loss)                                        $            0.09   $          (0.12)
                                                                ===============     ==============

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


Date: May 11, 2006                         /s/ David A. Roberson
                                           ---------------------
                                           David A. Roberson
                                           President and Chief Executive Officer

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


Date: May 11, 2006                         /s/ Michael R. Murphy
                                           ---------------------
                                           Michael R. Murphy
                                           Chief Financial Officer

                                  EXHIBIT 32(a)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended April 1, 2006 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date:  May 11, 2006                        By:      /s/ David A. Roberson
                                               --------------------------
                                           David A. Roberson
                                           President and Chief Executive Officer


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

                                  EXHIBIT 32(b)

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350
                    AS ADOPTED PURSUANT TO SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


In connection with Cavalier Homes, Inc. ("Company") Quarterly Report on Form 10-Q for the period ended April 1, 2006 ("Report"), the undersigned certifies that:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



Date:  May 11, 2006                        By:      /s/ Michael R. Murphy
                                               --------------------------
                                           Michael R. Murphy
                                           Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Cavalier Homes, Inc. and will be retained by Cavalier Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.