Form 10-Q
period 2006-07-01
CAVALIER HOMES INC
filed 2006-08-09
CIK 789863

UNITED STATES

SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to ________________

Commission File Number 1-9792

Cavalier Homes, Inc.

(Exact name of registrant as specified in its charter)

Delaware	63-0949734
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

32 Wilson Boulevard 100, Addison, Alabama 35540
(Address of principal executive offices) (Zip Code)

(256) 747-9800

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer__	Accelerated Filer X	Non-Accelerated Filer __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes__ No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at August 7, 2006
Common Stock, $0.10 Par Value	18,344,580 Shares

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
	July 1,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$20,293	$14,379
Accounts receivable, less allowance for losses of
$111 (2006) and $56 (2005)	12,538	39,453
Notes and installment contracts receivable - current, including
held for resale $5,480 (2006) and $7,603 (2005)	5,557	7,703
Inventories	27,626	27,303
Other	2,606	2,723
Total current assets	68,620	91,561
PROPERTY, PLANT AND EQUIPMENT (Net)	29,660	29,576
INSTALLMENT CONTRACTS RECEIVABLE, less
allowance for credit losses of $849 (2006) and $968 (2005)	5,049	6,396
OTHER ASSETS	5,483	5,288
TOTAL	$108,812	$132,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable under revolving line of credit	$-	$17,750
Current portion of long-term debt	1,552	1,498
Note payable under retail floor plan agreement	2,489	1,990
Accounts payable	5,822	7,821
Amounts payable under dealer incentive programs	3,439	7,087
Accrued compensation and related withholdings	4,062	6,147
Accrued insurance	6,637	6,270
Estimated warranties	12,900	13,190
Reserve for repurchase commitments	1,312	1,270
Other	4,182	4,322
Total current liabilities	42,395	67,345
LONG-TERM DEBT	6,443	7,631
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY:
Series A Junior Participating Preferred stock, $0.01 par value;
200,000 shares authorized, none issued	-	-
Preferred stock, $0.01 par value; 300,000 shares authorized,
none issued	-	-
Common stock, $0.10 par value; 50,000,000 shares authorized,
19,327,880 (2006) and 19,285,705 (2005) shares issued	1,933	1,929
Additional paid-in capital	58,573	58,275
Retained earnings	3,250	1,423
Treasury stock, at cost; 983,300 (2006 and 2005) shares	(3,782)	(3,782)
Total stockholders’ equity	59,974	57,845
TOTAL	$108,812	$132,821
See notes to condensed consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
	Quarter Ended
	(Unaudited)
	July 1,	July 2,
	2006	2005
REVENUE	$58,775	$60,002
COST OF SALES	48,373	49,750
SELLING, GENERAL AND ADMINISTRATIVE	10,271	9,260
	58,644	59,010
OPERATING INCOME	131	992
OTHER INCOME (EXPENSE):
Interest expense	(254)	(290)
Other, net	310	209
	56	(81)
INCOME BEFORE INCOME TAXES AND EQUITY INCOME	187	911
INCOME TAX PROVISION	124	56
EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES	98	119
INCOME FROM CONTINUING OPERATIONS	161	974
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, Net of Gain	-	(205)
on Disposal of $439 (Q2 2005)
NET INCOME	$161	$769
INCOME (LOSS) PER SHARE:
BASIC:
FROM CONTINUING OPERATIONS	$0.01	$0.05
FROM DISCONTINUED OPERATIONS	0.00	(0.01)
NET INCOME	$0.01	$0.04
WEIGHTED AVERAGE SHARES OUTSTANDING	18,344,580	18,036,429
DILUTED:
FROM CONTINUING OPERATIONS	$0.01	$0.05
FROM DISCONTINUED OPERATIONS	0.00	(0.01)
NET INCOME	$0.01	$0.04
WEIGHTED AVERAGE SHARES OUTSTANDING	18,502,029	18,229,194
See notes to condensed consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
	Year-to-Date Ended
	(Unaudited)
	July 1,	July 2,
	2006	2005
REVENUE	$133,725	$115,124
COST OF SALES	109,654	96,249
SELLING, GENERAL AND ADMINISTRATIVE	21,949	18,686
IMPAIRMENT AND OTHER RELATED CHARGES	-	143
	131,603	115,078
OPERATING INCOME	2,122	46
OTHER INCOME (EXPENSE):
Interest expense	(631)	(556)
Other, net	459	533
	(172)	(23)
INCOME BEFORE INCOME TAXES AND EQUITY INCOME	1,950	23
INCOME TAX PROVISION (BENEFIT)	484	(85)
EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES	349	368
INCOME FROM CONTINUING OPERATIONS	1,815	476
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, Net of Gain	12	(1,861)
on Disposal of $439 (Q2 2005)
NET INCOME (LOSS)	$1,827	$(1,385)
INCOME (LOSS) PER SHARE:
BASIC:
FROM CONTINUING OPERATIONS	$0.10	$0.02
FROM DISCONTINUED OPERATIONS	0.00	(0.10)
NET INCOME (LOSS)	$0.10	$(0.08)
WEIGHTED AVERAGE SHARES OUTSTANDING	18,326,124	18,033,513
DILUTED:
FROM CONTINUING OPERATIONS	$0.10	$0.02
FROM DISCONTINUED OPERATIONS	0.00	(0.10)
NET INCOME (LOSS)	$0.10	$(0.08)
WEIGHTED AVERAGE SHARES OUTSTANDING	18,493,560	18,033,513
See notes to condensed consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)
	Year-to-Date Ended
	July 1,	July 2,
	2006	2005
OPERATING ACTIVITIES:	(Unaudited)
Net income (loss)	$1,827	$(1,385)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,188	1,317
Recovery of credit and accounts receivable losses	(103)	(763)
Gain on sale of property, plant and equipment	(11)	(578)
Impairment and other related charges	-	143
Other, net	(333)	(369)
Installment contracts purchased for resale	(21,274)	(18,346)
Sale of installment contracts	23,998	14,448
Principal collected on installment contracts purchased for resale	145	91
Income tax deduction from exercise of stock options	(49)	-
Changes in assets and liabilities:
Accounts receivable	26,970	(5,424)
Inventories	(323)	(4,884)
Accounts payable	(1,999)	1,099
Accrued compensation and related withholdings	(2,085)	(297)
Amount payable under dealer incentive programs	(3,648)	557
Other assets and liabilities	(90)	569
Net cash provided by (used in) operating activities	24,213	(13,822)
INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	12	3,537
Capital expenditures	(1,273)	(381)
Notes and installment contracts purchased for investment	(136)	(466)
Principal collected on notes and installment contracts purchased for investment	734	226
Other investing activities	551	322
Net cash provided by (used in) investing activities	(112)	3,238
FINANCING ACTIVITIES:
Net payments on note payable under revolving line of credit	(17,750)	-
Net borrowings on note payable under retail floor plan agreement	499	1,297
Payments on long-term debt	(1,134)	(3,630)
Excess tax benefits from stock options exercised	49	-
Proceeds from exercise of stock options	149	276
Net cash used in financing activities	(18,187)	(2,057)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,914	(12,641)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,379	31,674
CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,293	$19,033
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid (received) for:
Interest	$690	$581
Income taxes	$1,054	$(20)
See notes to condensed consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

(Unaudited - dollars in thousands except per share amounts)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
•

The accompanying condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company’s financial position as of July 1, 2006, and the results of its operations for the quarter and year-to-date periods ended July 1, 2006 and July 2, 2005, and the results of its cash flows for the year-to-date periods ended July 1, 2006 and July 2, 2005. All such adjustments are of a normal, recurring nature. The balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

•

The results of operations for the quarter and year-to-date periods ended July 1, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

•

For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, see Note 1 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

•

The Company reports two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding (diluted) as detailed below:

	Quarter Ended		Year-to-Date Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Weighted average common shares outstanding – basic	18,344,580	18,036,429	18,326,124	18,033,513
Dilutive effect if stock options were exercised	157,449	192,765	167,436	-
Weighted average common shares outstanding - diluted	18,502,029	18,229,194	18,493,560	18,033,513

All dilutive options are reflected in the Company’s earnings per share calculations. All options in the year-to-date ended July 2, 2005 are excluded due to their antidilutive effect as a result of the Company’s net loss. The maximum antidilutive options for the quarter ended July 1, 2006 and July 2, 2005 were 1,213,330 and 1,346,955, respectively. The maximum antidilutive options for the year-to-date ended July 1, 2006 and July 2, 2005 were 1,249,362 and 2,044,676, respectively.

•	Certain amounts from the prior periods have been reclassified to conform to the 2006 presentation.
2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effect of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. This statement is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. The Company is currently assessing the effects of the adoption of this statement on the Company’s consolidated financial statements.

In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) be recognized as current period charges. SFAS No. 151 also requires that the “allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.” Normal capacity is defined as “the production expected to be achieved over a number of periods or seasons under normal circumstances, taking into account the loss of capacity resulting from planned maintenance.” This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

In December 2004, the FASB issued Statement No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 requires that exchange transactions that lack commercial substance be measured based on the recorded amount less impairment and not on the fair values of the exchanged assets. Exchange transactions that lack commercial substance are transactions that are not expected to result in significant changes in the cash flows of the reporting entity. This statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

3.	DISCONTINUED OPERATIONS

In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft. Worth, Texas and subsequently sold the facility in the second quarter of 2005. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service. The Company recorded involuntary termination benefits of $98 and $878 in the quarter and year-to-date ended July 2, 2005, which is included in the line item “Income (loss) from discontinued operations” in the accompanying consolidated statements of operations.

In the fourth quarter of 2005, it became appropriate under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the Company to classify its Ft. Worth operations as discontinued operations, and accordingly, the Company reclassified the information previously reported in its consolidated statements of operations.

Summary operating results of the discontinued operations for the quarter and year-to-date ended July 1, 2006 and July 2, 2005 were:

	Quarter Ended		Year-to-Date Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Revenue	$-	$93	$-	$3,001
Income (loss) from discontinued operations	-	(205)	12	(1,861)

4.	INVENTORY

Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at July 1, 2006 and December 31, 2005 were as follows:

	July 1,	December 31,
	2006	2005
Raw materials	$18,377	$17,611
Work-in-process	1,436	1,305
Finished goods	7,813	8,387
Total inventory	$27,626	$27,303

5.	IMPAIRMENT AND OTHER RELATED CHARGES

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company records the liability, measured at fair value, for costs associated with an exit or disposal activity when the liability is incurred. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as “held for sale” if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. The Company had idle assets of $8,044 at July 1, 2006 and $8,343 at December 31, 2005 recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities which the Company is attempting to sell. Management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as “held and used” and depreciation has continued on these assets.

During the first quarter of 2005, the Company recorded impairment and other related charges of $143 to writedown property, plant and equipment in connection with the valuation of a home manufacturing facility closed in a prior year.

6.	INCOME TAXES

During the second quarter of 2006, the Company recorded an income tax provision of $124 for the period representing a 43% effective tax rate. During the first quarter of 2006, the Company recorded an income tax provision of $360 for the period which reflected a 36% effective tax rate, or $732, against which the Company reversed, after review, $372 of its deferred tax asset valuation allowance. Realization of deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. In 2004, pursuant to SFAS No. 109, Accounting for Income Taxes, a valuation allowance was recorded to fully reserve net deferred tax assets because the Company had operated at a cumulative loss in its three most recent calendar years and because it believed difficult competitive and economic conditions might continue for the foreseeable future. However, in 2005, as a result of continued improvements in operating performance and projected income and tax liability for 2006, the Company reversed a portion of the deferred tax asset valuation allowance. In continuing to assess the need for a valuation allowance, the Company considered all positive and negative evidence, including anticipated operating results, scheduled reversals of deferred tax liabilities, and tax planning strategies. Because the Company believes challenging industry conditions persist, the Company believes that under the standards of SFAS No. 109 it is not appropriate to record income tax benefits in excess of the benefit projected to be realized in 2006. As of July 1, 2006, the Company maintained a valuation allowance of $12,750. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required.

During the second quarter of 2005, the Company recorded an income tax benefit of $5 for state income taxes receivable for certain subsidiaries and recorded an income tax provision of $61 for settlement of prior year federal income taxes payable. Additionally, during the first quarter of 2005, the Company recorded an income tax benefit of $9 for state income taxes receivable for certain subsidiaries and recognized an income tax benefit of $132 representing settlement of prior year state tax matters. The Company did not record any federal income tax benefit for net operating losses in the first half of 2005 because management believed it was no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109.

7.	PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company has provided a liability of $12,900 at July 1, 2006 and $13,190 at December 31, 2005 for estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for product warranty was as follows:

	Quarter Ended		Year-to-Date Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Balance, beginning of period	$13,300	$13,352	$13,190	$13,255
Provision for warranties issued in the current period	3,260	3,591	7,296	7,426
Adjustments for warranties issued in prior periods	(377)	(84)	(328)	(275)
Payments	(3,283)	(3,559)	(7,258)	(7,106)
Balance, end of period	$12,900	$13,300	$12,900	$13,300

The Company evaluates actual warranty costs on a quarterly basis in conjunction with the review of its liability for product warranty. On July 1, 2006, based on lower than projected actual experience for warranty service primarily related to FEMA homes, the Company recorded a significant change in accounting estimate reducing the reserve by $377 in the second quarter of 2006.

8.	CREDIT ARRANGEMENTS

During 2005, the Company entered into agreements as a subcontractor to provide 2,638 homes to the Federal Emergency Management Agency (FEMA) as part of that agency’s hurricane relief efforts. In order to fund the Company’s short term cash needs required to fulfill the orders of FEMA homes, on December 6, 2005, the Company amended its credit facility (the “Credit Facility”) with its primary lender to provide for an available revolving line of credit during the period of October 25, 2005 through April 30, 2006 (the “first temporary advance period”) of $50,000 and during the period of May 1, 2006 through July 31, 2006 (the “second temporary advance period”) of $25,000, effectively waiving temporarily the tangible net worth requirement listed below. Additionally, on May 23, 2006, the capital expenditure covenant was modified to allow for capital expenditures of $3,000 for the year ended December 31, 2006 and thereafter and the collateral requirement was amended to exclude CIS Financial Services, Inc.’s (“CIS”) loans receivable with origination dates less than 365 days old. The maturity date under the revolving line of credit remains at April 2007.

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

Tangible Net Worth	Credit Facility
(“TNW”)	Available
Above $50,000	30% of TNW
$50,000 - $38,000	$15,000
$38,000 - $23,000	$15,000 to zero (dollar
for dollar reduction)

At July 1, 2006, under the revolving line of credit, $18,866 was available after deducting letters of credit of $6,134. During the fourth quarter of 2005, the Company borrowed $17,750 under the revolving line of credit, in order to fund the Company’s short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. The Company did not have any amounts outstanding under the revolving line of credit at July 2, 2005.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

Tangible Net Worth
(“TNW”)	Interest Rate

Above $77,000	Prime less 0.50%
$77,000 - $65,000	Prime
$65,000 - $58,000	Prime plus 0.25%
$58,000 - $38,000	Prime plus 1.00%
Below $38,000	Prime plus 2.00%

The real estate term loan agreement contained in the Credit Facility provided for borrowings of $10,000, of which $4,095 and $4,219 was outstanding at July 1, 2006 and December 31, 2005, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company’s ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $3,000 for the year ended December 31, 2006 and thereafter. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At July 1, 2006, the Company was in compliance with its debt covenants.

The Company has amounts outstanding under five Industrial Development Revenue Bond issues (“Bonds”) which totaled $3,900 and $4,910 at July 1, 2006 and December 31, 2005, respectively. Four of the bond issues bear interest at variable rates ranging from 4.85% to 5.40% and mature at various dates through April 2009. One of the bond issues is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 4.37% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of the Company’s plant facilities and equipment.

The Company has $2,489 and $1,990 of notes payable under a retail floor plan agreement at July 1, 2006 and December 31, 2005, respectively. The notes are collateralized by certain Company-owned retail stores’ new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

9.	COMMITMENTS AND CONTINGENCIES
•

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 - 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group, based on historical default rates. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home. Under the repurchase agreements, the Company was contingently liable at July 1, 2006, to financial institutions providing inventory financing for retailers of its products up to a maximum of approximately $68,000 in the event the Company must perform under the repurchase commitments. The Company recorded an estimated liability of $1,312 at July 1, 2006 and $1,270 at December 31, 2005 related to these commitments. Activity in the reserve for repurchase commitments was as follows:

	Quarter Ended		Year-to-Date Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Balance, beginning of period	$1,522	$2,315	$1,270	$2,052
Reduction for payments made on inventory repurchases	(174)	(45)	(174)	(60)
Recoveries on inventory repurchases	10	-	10	-
Accrual for guarantees issued during the period	658	664	1,343	1,303
Reduction to pre-existing quarantees due to declining obligations or expired quarantees	(640)	(675)	(980)	(1,159)
Changes to the accrual for pre-existing guarantees for those dealers deemed to be probable of default	(64)	(469)	(157)	(346)
Balance, end of period	$1,312	$1,790	$1,312	$1,790

Quarterly, in conjunction with the review of its critical accounting estimates, the Company evaluates its historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default. At the time, based on continuing improvements in dealers’ circumstances (for which the Company’s financial statement is positively impacted), the Company recorded a significant change in accounting estimate reducing the reserve by $469 in the second quarter of 2005.

•

The Company’s workers’ compensation, product liability and general liability insurance is provided by fully-insured, large deductible policies. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. The Company recorded an estimated liability of $4,599 at July 1, 2006 and $5,002 at December 31, 2005 related to these contingent claims.

•

Litigation is subject to uncertainties and the Company cannot predict the probable outcome or the amount of liability of individual litigation matters with any level of assurance. The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. The Company’s liability under some of this litigation is covered in whole or in part by insurance. Anticipated legal fees and other losses, in excess of insurance coverage, associated with these lawsuits are accrued at the time such cases are identified or when additional information is available such that losses are probable and reasonably estimable. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

•

The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At July 1, 2006, $2,094 of debt was outstanding, of which the Company had guaranteed $838.

•

The Company has provided letters of credit totaling $6,134 as of July 1, 2006. These letters of credit are to providers of surety bonds ($2,195) and insurance policies ($3,939). While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The Company has recorded insurance expense based on anticipated losses related to these policies.

10.	SEGMENT INFORMATION

The Company’s reportable segments are organized around products and services. The Home manufacturing segment is comprised of the Company’s four divisions (seven home manufacturing plants), which are aggregated for reporting purposes, and its supply companies who sell their products primarily to the manufacturing divisions. Through its Home manufacturing segment, the Company designs and manufactures homes, which are sold in the United States to a network of dealers, which includes Company-owned retail locations. Through its Financial services segment, the Company primarily offers retail installment sale financing and related insurance products for manufactured homes sold through the Company’s dealer network. The Company’s Retail segment is comprised of Company-owned retail lots that derive their revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. The Company’s determination of segment operating profit does not reflect other income (expense), equity in earnings of equity-method investees, or income tax provision (benefit).

	Quarter Ended		Year-to-Date Ended

	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Gross revenue:
Home manufacturing	$ 57,714	$ 59,200	$ 131,472	$ 113,960
Financial services	811	781	1,720	1,294
Retail	2,694	2,646	4,901	4,457
Gross revenue	$ 61,219	$ 62,627	$ 138,093	$ 119,711
Intersegment revenue:
Home manufacturing	$ 2,444	$ 2,625	$ 4,368	$ 4,587
Financial services	-	-	-	-
Retail	-	-	-	-
Intersegment revenue	$ 2,444	$ 2,625	$ 4,368	$ ,587
Revenue from external customers:
Home manufacturing	$ 55,270	$ 56,575	$ 127,104	$ 109,373
Financial services	811	781	1,720	1,294
Retail	2,694	2,646	4,901	4,457
Total revenue	$ 58,775	$ 60,002	$ 133,725	$ 115,124
Operating profit (loss):
Home manufacturing	$ 1,056	$ 2,285	$ 4,436	$ 3,124
Financial services	300	68	618	(147)
Retail	(32)	35	(40)	63
Elimination	(100)	(83)	(246)	(327)
Segment operating profit	1,224	2,305	4,768	2,713
General corporate	(1,093)	(1,313)	(2,646)	(2,667)
Operating profit (loss)	$ 131	$ 992	$ 2,122	$ 46
			July 2,	December 31,
			2006	2005
Identifiable assets:
Home manufacturing			$ 75,500	$ 96,901
Financial services			12,335	15,423
Retail			4,748	3,713
Segment assets			92,583	116,037
General corporate			16,229	16,784
Total assets			$ 108,812	$ 132,821

11.	EQUITY-METHOD INVESTEES

The Company recorded equity in earnings of equity-method investees of $98 and $119 for the quarters ended July 1, 2006 and July 2, 2005, respectively and $349 and $368 for the year-to-date periods. The Company’s only significant minority ownership interest is in WoodPerfect, Ltd., of which the Company owns a 35.42% interest. Summarized information related to the WoodPerfect, Ltd. ownership interest is as follows:

	Quarter Ended
	July 1,	July 2,
	2006	2005
	(Unaudited)
Income Statement:
Net sales	$13,510	$15,038
Gross profit	1,496	1,260
Operating income	308	120
Net income	304	123
	Year-to-Date Ended
	July 1,	July 2,
	2006	2005
Income Statement:
Net sales	$29,426	$31,622
Gross profit	$3,304	$3,428
Operating income	$840	$1,010
Net income	$873	$912

12.	SHARE-BASED INCENTIVE PLANS
•

The Company has a 2005 Incentive Compensation Plan (the “2005 Incentive Plan”) which provides for both incentive stock options and non-qualified stock options to key employees. Additionally, the 2005 Incentive Plan provides for stock appreciation rights and awards of both restricted stock and performance shares. Awards are granted at prices and terms determined by the compensation committee of the Board of Directors. The term over which awards granted under the 2005 Plan expire cannot exceed ten years from the date of grant. The Company had a Key Employee Stock Incentive Plan (the “1996 Plan”), but upon adoption of the 2005 Incentive Plan, the Company did not make future grants under the 1996 Plan and the 1996 Plan was terminated. However, the shares of common stock that remained available under the 1996 Plan at the time of its termination were incorporated into the 2005 Incentive Plan, along with any shares subject to options previously granted under the 1996 Plan which lapse, terminate or are canceled up to a maximum of 1,500,000 shares. Furthermore, the termination of the 1996 Plan did not affect any options which were outstanding and unexercised under that Plan. As of July 1, 2006, shares authorized for grant and available to be granted under the 2005 Incentive Plan totaled 1,121,943 shares.

•

The Company has a 2005 Non-Employee Directors Stock Option Plan (the “2005 Non-Employee Directors Plan”) under which 500,000 shares of the Company’s common stock were reserved for grant to non-employee directors. Options are granted upon the director’s initial election and automatically on an annual basis thereafter at fair market value on the date of such grant. Stock option grants become exercisable at a rate of 1/12th of the shares subject to the stock option on each monthly anniversary of its date of grate. Except in the case of death, disability, or retirement, options granted under the Plan expire ten years from the date of grant. The Company had a 1993 Non-employee Director Plan, (the “1993 Plan”), but upon adoption of the 2005 Non-Employee Directors Plan, the Company did not make future grants under the 1993 Plan and the 1993 Plan was terminated. However, the termination of the 1993 Plan did not affect any options which were outstanding and unexercised under that Plan. As of July 1, 2006, shares available to be granted under the 2005 Non-Employee Directors Plan totaled 468,333 shares.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Accounting for Stock-Based Compensation, a revision of SFAS No. 123, which supersedes Accounting Principles Board Opinion (“APB”) 25 Accounting for Stock Issued to Employees. The fair value method of accounting for stock based awards pursuant to SFAS No. 123R requires the Company to record compensation cost over the vesting period of awards of equity instruments based on the grant date fair value of the award and applies to new awards issued, awards modified, repurchased or cancelled and unvested awards after the effective date. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows after the effective date. Compensation expense recorded in the second quarter and year to date of the periods ended July 1, 2006 was $66 and $104, respectively, and is included in selling, general and administrative expenses. Future compensation cost on unvested stock-based awards as of July 1, 2006 is estimated to be $468. The compensation expense was calculated based on the assumptions in the following table:

	Quarter Ended	Year-to-Date Ended
	July 1,	July 1,
	2006	2006
Dividend yield	0.00%	0.00%
Expected volatility	60.80%	60.80%
Risk free interest rate	5.04%	5.04%
Expected lives	4.6 years	4.6 years

Prior to the adoption of SFAS No. 123R on January 1, 2006, the Company used the intrinsic value method under APB No. 25. No compensation cost was recorded in the first half of 2005, as all options carried exercise prices equal to the market prices of the underlying common stock on the dates of grant. The change to the fair value method has been accounted for prospectively for all awards granted, modified, or settled after January 1, 2006. Had compensation cost been determined based on the fair value at the grant date for awards, for the quarter and year-to-date ended July 2, 2005, the Company’s net loss and net loss per share would approximate the pro forma amounts below.

	Quarter Ended	Year-to-Date Ended
	July 2,	July 2,
	2005	2005
Net income (loss), as reported	$769	$(1,385)
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	38	76
Pro forma	$731	$(1,461)
Basic and diluted income (loss) per share:
As reported	$0.04	$(0.08)
Pro forma	$0.04	$(0.08)

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Quarter Ended	Year-to-Date Ended
	July 2,	July 2,
	2005	2005
Dividend yield	0.00%	0.00%
Expected volatility	61.02%	61.02%
Risk free interest rate	3.73%	3.73%
Expected lives	5.0 years	5.0 years

With respect to options exercised, the income tax benefits resulting from compensation expense allowable under federal income tax regulations in excess of the expense (benefit) reflected in the Company’s financial statements have been credited to additional paid-in capital. The Company received cash of $149 and $276 during the year-to-date ended July 1, 2006 and July 2, 2005 from option holders as a result of the exercise of stock options. Additionally, the Company received a tax benefit of $49 and $99 during the first half of the year ended July 1, 2006 and July 2, 2005 from the exercise of stock options.

Information regarding all of the Company’s stock option plans is summarized below:

			Weighted
		Weighted	Average
	Shares	Average	Fair Value
		Exercise Price	at Grant Date
OUTSTANDING, JANUARY 1, 2006	1,738,672	9.26
Granted at fair value	35,000	6.45	$ 3.05
Exercised - increase in common shares	(42,175)	3.53
Cancelled	(173,109)	14.80
OUTSTANDING, JULY 1, 2006	1,558,388	$ 8.74
Options exercisable at July 1, 2006	1,537,969	$ 8.77

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (See pages 2 through 13)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Overview

Cavalier Homes, Inc. and its subsidiaries produce, sell and finance manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. The industry was also impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels, each of which contributed to a reduction in wholesale industry shipments to a 42 year low in 2004. Industry results for 2005 posted the first increase since 1998 with floor shipments increasing over 2004 by 6% primarily due to industry wide orders by the Federal Emergency Management Agency (“FEMA”) as part of that agency’s hurricane disaster relief efforts. The Manufactured Housing Institute (“MHI”) estimated FEMA shipments in the last four months of 2005 totaled approximately 17,000 floors, and in 2004 approximated 4,000. Factoring out the effects of the FEMA orders in both 2005 and 2004, industry shipments were stable.

Industry/Company Shipments and Market Share

MHI reported that wholesale floor shipments were down 58% cumulatively from January 1, 1999 through December 31, 2005 as noted in the following table:

	Floor Shipments
	Nationwide					Cavalier’s Core 11 States
		Increase		Increase			Increase		Increase
		(decrease)		(decrease)	Market		(decrease)		(decrease)	Market
Year	Industry	from prior year	Cavalier	from prior year	Share	Industry	from prior year	Cavalier	from prior year	Share
1999	582,498		34,294		5.9%	284,705		30,070		10.6%
2000	431,787	-25.9%	18,590	-45.8%	4.3%	99,276	-30.0%	15,941	-47.0%	8.0%
2001	342,321	-20.7%	21,324	14.7%	6.2%	149,162	-25.1%	17,884	12.2%	12.0%
2002	304,370	-11.1%	21,703	1.8%	7.1%	124,127	-16.8%	18,039	0.9%	14.5%
2003	240,180	-21.1%	12,411	-42.8%	5.2%	87,265	-29.7%	10,584	-41.3%	12.1%
2004	232,824	-3.1%	10,372	-16.4%	4.5%	88,958	1.9%	8,490	-19.8%	9.5%
2005	246,750	6.0%	10,648	2.7%	4.3%	105,508	18.6%	9,905	16.7%	9.4%
Q1 2006	58,825		2,779		4.7%	26,729		2,663		10.0%
Two months ending 6/3/06	3,342		1,436		3.8%	15,682		1,364		8.7%

The table above has been adjusted from previous reporting to only include Cavalier “HUD code homes” which are manufactured homes that meet the specifications of national building standards administered by the U.S. Department of Housing and Urban Development (“HUD”) for the 2005 and 2006 years. Modular homes have been excluded for comparison to MHI statistics as the MHI data encompasses HUD code homes only.

During 2005, the Company entered into agreements with two companies to build 2,638 single-section homes for delivery to FEMA as part of that agency’s disaster relief for the Gulf Coast states hit by hurricanes. Under the agreements, the Company shipped 2,219 single-section homes, which accounted for 25.6% of 2005 sales, and in the first quarter of 2006, the Company shipped the remaining 419 homes under the FEMA-related contracts. During the first five months of 2006, the latest period for which MHI industry data is available, the Company’s floor shipments decreased 5.9% from the same period in 2005, while industry wide shipments increased 0.8%, with the Company’s market share being 4.4%. In the Company’s core states, its market share was 9.5% with floor shipments decreasing 2.7% compared to the industry increase of 3.9 % in those states.

Potential for Modular Housing Expansion

Currently, the substantial majority of the Company’s homes produced are “HUD code homes.” Additionally, the Company produces modular homes, which are constructed to either local, regional or state building codes. Modular homes have a different and more complex roof system than HUD code homes, are typically two or more sections and usually qualify for traditional mortgage financing which generally has better terms than financing for a HUD code home. The national market for modular housing was approximately 43,000 homes in both 2004 and 2005 according to the National Modular Housing Council (“NMHC”). According to NMHC, 9,100 modular homes were shipped industry wide in the first quarter of 2006, down 7.1% from 2005. The Company shipped 179 and 183 modular homes during the quarter ended July 1, 2006 and July 2, 2005, respectively, and shipped 363 and 311 modular homes during the year-to-date ended July 1, 2006 and July 2, 2005, respectively. While the Company’s current participation in the modular market is small, the Company is seeking to further develop its modular home sales base because it is hopeful some of those looking to replace hurricane damaged homes in the Gulf Coast region will consider modular homes as a viable alternative to traditional site-built housing.

Industry Finance Environment

A major factor contributing to the manufactured housing industry growth in the 1990s was the relaxation of credit standards caused by intense competition, which ultimately resulted in a change in the financing approach in the industry due to underperforming manufactured housing loans. Throughout the past seven years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single-section products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is longer. The potential infusion of new and competitive lending capacity, which the Company believes is essential to support demand at higher levels, has not materialized. Until there is substantial entry of finance resources to the manufactured housing market, the Company believes a meaningful expansion for the industry will be delayed.

Raw Materials Cost and Gross Margin

The Company has experienced price increases in substantially all raw materials due, in part, to rising oil prices. Certain prices continue to increase although lumber costs have recently moderated. While the Company seeks to offset rising costs through increasing its selling prices, sudden increases in raw material costs, coupled with dealers’ order backlogs, can affect the timing and ability of the Company to pass on its cost increases. The Company is uncertain at this time as to the impact the extent and duration of the increased costs will have on the Company’s future revenue and earnings. The Company is currently on allocation from its traditional vendors for insulation, gypsum, shingles, medium density fiber board and particle board.

Capacity and Overhead Cost

In response to the continued weakening of industry market conditions, the Company closed eight manufacturing facilities between the fourth quarter of 2002 and the third quarter of 2003. In February 2005, the Company closed its Ft. Worth, Texas facility. The Company generally has been able to sell to the customers of these plants (with the exception of the Pennsylvania and Texas plants) from one or more of the Company’s current operating plants. The remaining plants also handle dealer sales and customer service for the Company’s homes. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. In September 2005, the Company re-opened its Winfield, Alabama facility in order to assist in the production of the FEMA units described above and to participate in the production of the Company’s other product. The Company’s second quarter 2006 shipments are somewhat below expectation due to tougher market conditions in our East Coast markets, where floors shipped are 34% below the Company’s second quarter of 2005. The results achieved by the Eastern plants were offset partially by improvements in our Alabama operations, where floors shipped improved 8% from the second quarter of 2005. The Company continues to monitor the relationship between demand and capacity.

Outlook

For 2005, the manufactured housing industry posted a strong increase over 2004 shipments due largely to the impact of FEMA orders after hurricanes devastated housing in many areas in the Gulf Coast region. Beyond 2005, the Company believes the massive storm damage will create opportunities for both the industry and the Company’s growth outside of the temporary housing supplied through FEMA orders in 2005. Cavalier expects that strain on conventional home building resources will likely cause some of those looking to replace damaged homes to consider manufactured housing, including modular homes, as a viable alternative to traditional site-built housing. The Company expects rebuilding efforts to impose greater strains on availability of certain building materials which will likely result in increased costs. Longer term, substantial entry of competitive lending capacity in the industry, which the Company believes is essential to support demand at higher levels, is needed for a meaningful expansion for the industry. The Company hopes the steps taken to reduce its costs and lower its breakeven point coupled with the first quarter deliveries under the FEMA agreements have positioned Cavalier to continue with profitable operations in 2006. While the Company currently hopes the results of operations for 2006 will be profitable, changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and extended commodity price increases could affect the results of operations of the Company.

Results of Operations

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Quarter Ended
STATEMENT OF OPERATIONS DATA	July 1, 2006		July 2, 2005		Difference
Revenue:
Home manufacturing net sales	$55,270		$56,575		$(1,305)	-2.3%
Financial services	811		781		30	3.8%
Retail	2,694		2,646		48	1.8%
Total revenue	58,775	100.0%	60,002	100.0%	(1,227)	2.0%
Cost of sales	48,373	82.3%	49,750	82.9%	(1,377)	2.8%
Gross profit	10,402	17.7%	10,252	17.1%	150	1.5%
Selling, general and administrative	10,271	17.5%	9,260	15.4%	1,011	10.9%
Impairment and other related charges	-		-		-
Operating income	131	0.2%	992	1.7%	(861)
Other income (expense):
Interest expense	(254)	-0.4%	(290)	-0.5%	36	12.4%
Other, net	310	0.5%	209	0.3%	101	48.3%
	56		(81)		137
Income before income taxes and equity income	187		911		(724)
Income tax provision	124		56		68
Equity in earnings of equity-method investees	98		119		(21)
Income from continuing operations	161	0.3%	974	1.6%	(813)
Discontinued operations:
Income (loss) from discontinued operations, including
gain on disposal of $439 (Q2 2005)	-	0.0%	(205)	-0.3%	205
Income tax provision (benefit)	-		-		-
Income (loss) from discontinued operations	-		(205)		205
Net income	$161	0.3%	$769	1.3%	$(608)

	Year-to-Date Ended
	July 1, 2006		July 2, 2005		Difference
Revenue:
Home manufacturing net sales	$127,104		$109,373		$17,731	16.2%
Financial services	1,720		1,294		426	32.9%
Retail	4,901		4,457		444	10.0%
Total revenue	133,725	100.0%	115,124	100.0%	18,601	16.2%
Cost of sales	109,654	82.0%	96,249	83.6%	13,405	13.9%
Gross profit	24,071	18.0%	18,875	16.4%	5,196	27.5%
Selling, general and administrative	21,949	16.4%	18,686	16.2%	3,263	17.5%
Impairment and other related charges	-		143		(143)
Operating income	2,122	1.6%	46	0.0%	2,076
Other income (expense):
Interest expense	(631)	-0.5%	(556)	-0.5%	(75)	-13.5%
Other, net	459	0.3%	533	0.5%	(74)	-13.9%
	(172)		(23)		(149)
Income before income taxes and equity income	1,950		23		1,927
Income tax provision (benefit)	484		(85)		569
Equity in earnings of equity-method investees	349		368		(19)
Income from continuing operations	1,815	1.4%	476	0.4%	1,339
Discontinued operations:
Income (loss) from discontinued operations, including
gain on disposal of $439 (Q2 2005)	12	0.0%	(1,861)	-1.6%	1,873
Income tax provision (benefit)	-		-		-
Income (loss) from discontinued operations	12		(1,861)		1,873
Net income (loss)	$1,827	1.4%	$(1,385)	-1.2%	$3,212

	Quarter Ended
OPERATING DATA	July 1, 2006		July 2, 2005
Home manufacturing sales:
Floor shipments
HUD Code	2,215		2,507
Modular	179		183
Total floor shipments	2,394		2,690
Home shipments
Single section	345	25.4%	206	14.4%
Multi section	1,011	74.6%	1,229	85.6%
Total shipments	1,356	100.0%	1,435	100.0%
Shipments to company owned retail locations	(51)	3.8%	(68)	4.7%
FEMA shipments	-	0.0%	-	0.0%
Wholesale shipments to independent retailers	1,305	96.2%	1,367	95.3%
Retail sales:
Single section	9	18.0%	21	33.9%
Multi section	41	82.0%	41	66.1%
Total sales	50	100.0%	62	100.0%
Cavalier produced homes sold	42	84.0%	58	93.5%
Used homes sold	8	16.0%	4	6.5%
Other operating data:
Installment loan purchases	$11,230		$12,389
Capital expenditures	$872		$235
Home manufacturing facilities (operating)	7		6
Independent exclusive dealer locations	87		119
Company-owned retail locations	4		4
	Year-to-Date Ended
	July 1, 2006		July 2, 2005
Home manufacturing sales:
Floor shipments
HUD Code	4,994		5,203
Modular	363		311
Total floor shipments	5,357		5,514
Home shipments
Single section	1,234	37.7%	472	15.9%
Multi section	2,042	62.3%	2,503	84.1%
Total shipments	3,276	100.0%	2,975	100.0%
Shipments to company owned retail locations	(96)	2.9%	(117)	3.9%
FEMA shipments	(419)	12.8%	-	0.0%
Wholesale shipments to independent retailers	2,761	84.3%	2,858	96.1%
Retail sales:
Single section	21	23.1%	31	31.3%
Multi section	70	76.9%	68	68.7%
Total sales	91	100.0%	99	100.0%
Cavalier produced homes sold	80	87.9%	91	91.9%
Used homes sold	11	12.1%	8	8.1%
Other operating data:
Installment loan purchases	$21,336		$18,774
Capital expenditures	$1,273		$381
Home manufacturing facilities (operating)	7		6
Independent exclusive dealer locations	87		119
Company-owned retail locations	4		4

Quarter ended July 1, 2006 and July 2, 2005

Revenue

Revenue for the second quarter of 2006 totaled $58,775, decreasing $1,227 or 2.0%, from 2005’s second quarter revenue of $60,002. Home manufacturing net sales accounted for virtually the entire decrease, declining to $55,270. Home manufacturing net sales for the second quarter of 2005 were $56,575. Home shipments decreased 5.5%, with floor shipments decreasing by 11.0%. Multi-section home shipments, as a percentage of total shipments, were 74.6% in the second quarter of 2006 as compared to 85.6% in 2005. Single-section homes, as a percentage of total shipments, increased to 25.4% in the second quarter of 2006 from 14.4% in the same quarter of 2005, primarily due to single wide units shipped into the Gulf Coast region in connection with the hurricane rebuilding efforts. Cavalier attributes the decrease in sales and shipments primarily to weaker than anticipated market conditions. Of these shipments, 69.3% in 2006 and 70.3% in 2005 were to exclusive dealers. The number of dealers participating in the Company’s exclusive dealer program has declined from July 2, 2005 to July 1, 2006. The reduction in the exclusive dealer program is due in part to some dealers closing all or a portion of their retail lots as well as a change in the Company’s marketing focus. The Company has added programs available to its dealers in an effort to increase its overall shelf space, which has in turn encouraged some dealers to move from its exclusive program to another program offered by the Company. Actual shipments of homes for the second quarter of 2006 were 1,356 versus 1,435 in 2005. Inventory of the Company’s product at all retail locations, including Company-owned retail centers, increased slightly to approximately $96,300 at July 1, 2006 from $95,600 at July 2, 2005.

In conjunction with the review of its critical accounting estimates, quarterly, the Company evaluates its historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default. At the time, based on continuing improvements in dealers’ circumstances (for which the Company’s financial statement is positively impacted), the Company recorded a significant change in accounting estimate reducing the reserve by $469 in the second quarter of 2005. The Company’s losses under its inventory repurchase agreements have significantly improved in recent years. While overall industry conditions remain stable, it is problematic to forecast future dealer failures.

Revenue from the financial services segment increased 3.8% to $811 for the second quarter of 2006 compared to $781 in 2005. The revenue increase is primarily due to an increased volume of loans sold, including land/home loans. During the second quarter of 2006, CIS Financial Services, Inc. (“CIS”), the Company’s wholly-owned finance subsidiary, purchased contracts totaling $11,230 and sold installment contracts totaling $13,152. In the same period of 2005, CIS purchased contracts of $12,389 and sold installment contracts totaling $8,717. CIS does not retain the servicing function and does not earn the interest income on these re-sold loans. The decrease in the installment loan portfolio at July 1, 2006 is primarily from sales of loans outstanding at year end, including land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at December 31, 2005 was $6,972 of land/home loans, of which $6,458 were sold in the first half of 2006. At July 1, 2006, the Company has $4,912 land/home loans in its portfolio.

Revenue from the retail segment remained stable at $2,694 for the second quarter of 2006 compared to $2,646 for 2005.

Gross Profit

Gross profit was $10,402, or 17.7% of total revenue, for the second quarter of 2006, relatively consistent with $10,252, or 17.1%, in 2005. The small increase in gross profit and gross margin is primarily the result of comparable sales prices recovering the steady increases in raw material costs which have taken place over the past year. The Company has experienced price increases in substantially all raw materials (certain prices continue to increase) and overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices).

The Company evaluates actual warranty costs on a quarterly basis in conjunction with the review of its liability for product warranty. At the time, based on lower than projected actual materials costs for warranty service primarily related to FEMA homes, the Company recorded a significant change in accounting estimate reducing the reserve by $377 in the second quarter of 2006.

Selling, General and Administrative

Selling, general and administrative expenses during the second quarter of 2006 were $10,271 or 17.5% of total revenue, compared to $9,260 or 15.4% in 2005, an increase of $1,011. Selling, general and administrative costs reflected primarily higher compensation costs of $444 and increased employee benefit costs of $301 related primarily to health insurance expense each due to a higher level of employment for the current-year period, due in part to the re-opening of the Company’s Winfield facility. Additionally, efforts to boost sales, including advertising programs and product shows, resulted in increased costs of $414 for advertising and promotion costs. These increases in costs were somewhat offset by an improvement in performance in the Company’s installment contract portfolio which resulted in lower repossessions’ costs of $278.

Operating Income (Loss)

Operating income for the quarter was $131 compared to $992 in the second quarter of 2005. Segment operating results were as follows: (1) Home manufacturing operating income, before intercompany eliminations, was $1,056 in the second quarter of 2006 as compared to $2,285 in 2005. The reduction in home manufacturing operating income is primarily due to increased selling, general and administrative expenses as discussed above. (2) Financial services operating income was $300 in the second quarter of 2006 as compared to $68 in 2005 primarily due to lower repossessions’ cost as discussed above. (3) The retail segment’s operating results were relatively consistent at a loss of $32 in the second quarter of 2006 compared to a profit of $35 in 2005. (4) General corporate operating expense, which is not identifiable to a specific segment, decreased from $1,313 in the second quarter of 2005 to $1,093 in 2006 primarily due to reductions in fees associated with legal and auditing services.

Other Income (Expense)

Interest expense for the quarter was $254 compared to $290 in the second quarter of 2005. The decrease of $36 is primarily due to lower interest charges on amounts outstanding under the Company’s Industrial Development Bond Issues due to scheduled principal repayments.

Other, net is comprised primarily of interest income (unrelated to financial services) and gains related to cost-method investees. Other, net increased $101 primarily due to a gain of $89 on the sale of a portion of the Company’s interest in a cost-method investee in 2006.

Income from Continuing Operations before Income Taxes

The Company’s pre-tax income for the second quarter was $187 compared to $911 in the second quarter of 2005, a decrease of $724, primarily as a result of the increases in selling, general and administrative expenses as discussed above.

Income Taxes

During the second quarter of 2006, the Company recorded an income tax provision of $124 for the period representing a 43% effective tax rate. As of July 1, 2006, the Company maintained a valuation allowance of $12,750. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required.

During the second quarter of 2005, the Company recorded an income tax benefit of $5 for state income taxes receivable for certain subsidiaries and recorded an income tax provision of $61 for settlement of prior year federal income taxes payable.

Equity in Earnings of Equity-Method Investees

The Company’s equity in earnings of equity-method investees was $98 for the second quarter of 2006 compared to $119 in 2005.

Income (Loss) from Discontinued Operations

In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft. Worth, Texas and subsequently sold the facility in the second quarter of 2005. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service. The Company recorded involuntary termination benefits of $98 during the second quarter of 2005 and sold the Ft. Worth facility in June 2005 realizing a gain of $439. Both of these amounts are included in the line item “Income (loss) from discontinued operations” in the accompanying consolidated statements of operations.

In the fourth quarter of 2005, it became appropriate under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the Company to classify its Ft. Worth operations as discontinued operations, and accordingly, reclassified the information previously reported in its consolidated statements of operations.

Net Income

Net income for the second quarter of 2006 was $161 or $0.01 per diluted share compared to $769 or $0.04 per diluted share.

Year-to-date ended July 1, 2006 and July 2, 2005

Revenue

Revenue for the first half of 2006 totaled $133,725, increasing $18,601, or 16.2%, from 2005’s first half revenue of $115,124.

Home manufacturing net sales accounted for virtually the entire increase, rising to $127,104. Home manufacturing net sales for the first half of 2005 were $109,373. Home shipments increased 10.1%, with floor shipments decreasing by 2.8%. Multi-section home shipments, as a percentage of total shipments, were 62.3% in the first half of 2006 as compared to 84.1% in 2005. Single-section homes, as a percentage of total shipments, increased to 37.7% in the first quarter of 2006 from 15.9% in the same quarter of 2005, primarily due to the Company’s participation in building single-section homes as a part of the FEMA disaster relief for victims of the 2005 hurricanes, of which 419 homes were shipped in the first half of 2006 compared to none in the first half of 2005. Cavalier attributes the increase in sales primarily to the FEMA units sold of approximately $13,000. Of these shipments, excluding FEMA units, 67.5% in 2006 and 71.0% in 2005 were to exclusive dealers. Actual shipments of homes for the first half of 2006 were 3,276 versus 2,975 in 2005. Inventory of the Company’s product at all retail locations, including Company-owned retail sales centers, increased slightly to approximately $96,300 at July 1, 2006 from $95,600 a year ago.

In conjunction with the review of its critical accounting estimates, quarterly, the Company evaluates its historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default. At the time, based on continuing improvements in dealers’ circumstances (for which the Company’s financial statement is positively impacted), the Company recorded a significant change in accounting estimate reducing the reserve by $346 in the first half of 2005. The Company’s losses under its inventory repurchase agreements have significantly improved in recent years. While overall industry conditions remain stable, it is problematic to forecast future dealer failures.

Revenue from the financial services segment increased 32.9% to $1,720 for the first half of 2006 compared to $1,294 in 2005. During the first half of 2006, CIS purchased contracts of $21,336 and sold installment contracts totaling $23,998. In the same period of 2005, CIS purchased contracts of $18,774 and sold installment contracts totaling $14,448. CIS does not retain the servicing function and does not earn the interest income on these re-sold loans. The decrease in the installment loan portfolio at July 1, 2006 is primarily from sales of loans outstanding at year end, including land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at December 31, 2005 was $6,972 of land/home loans, of which $6,458 were sold in the first half of 2006. At July 1, 2006, the Company has $4,912 land/home loans in its portfolio.

Revenue from the retail segment was $4,901 for the first half of 2006 compared to $4,457 for 2005, an increase of $444 primarily due to sales at the North Carolina retail location that was opened in October 2004.

Gross Profit

Gross profit was $24,071, or 18.0% of total revenue, for the first half of 2006, versus $18,875, or 16.4%, in 2005. The $5,196 increase in gross profit is primarily the result of higher sales volume in the first half of 2006 versus the first half of 2005. Additionally, higher comparable sales prices began to recover the steady increases in raw material costs which took place over the past year. The Company has experienced price increases in substantially all raw materials (certain prices continue to increase) and overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices).

The Company evaluates actual warranty costs on a quarterly basis in conjunction with the review of its liability for product warranty. At the time, based on lower than projected actual materials costs for warranty service primarily related to FEMA homes, the Company recorded a significant change in accounting estimate reducing the reserve by $328 in the first half of 2006.

Selling, General and Administrative

Selling, general and administrative expenses during the first half of 2006 were $21,949, or 16.4% of total revenue, compared to $18,686 or 16.2% in 2005, an increase of $3,263. Selling, general and administrative costs reflected primarily higher compensation costs of $1,769, a portion of which is incentive compensation on the Company’s improved profits, higher plant supervisory costs, including at the re-opened Winfield facility. The increase also includes higher employee benefit costs of $990 related primarily to health insurance expense due to a higher level of employment for the current-year period, due in part to the re-opening of the Company’s Winfield facility. Additionally, efforts to boost sales, including advertising programs and product shows, resulted in increased costs of $826 for advertising and promotion costs. These increases in costs were somewhat offset by an improvement in performance in the Company’s installment contract portfolio which resulted in lower repossessions’ cost of $438.

Impairment and Other Related Charges

During the first half of 2005, the Company recorded impairment and other related charges of $143 to writedown property, plant and equipment in connection with the valuation of a home manufacturing facility closed in a prior year.

Operating Income

Operating income for the first half of 2006 was $2,122 compared to $46 in the first half of 2005. Segment operating results were as follows: (1) Home manufacturing operating profit, before intercompany eliminations, was $4,436 in the first half of 2006 as compared to $3,124 in 2005. The increased home manufacturing operating profit is primarily due to improved gross profit partially offset by higher selling, general and administrative expenses mentioned above. (2) Financial services operating income was $618 in the first half of 2006 as compared to a loss of $147 in 2005 in part due to a reduction in repossession losses on the Company’s installment loan portfolio. (3) The retail segment’s operating loss was $40 in the first half of 2006 versus income of $63 in 2005. (4) General corporate operating expense, which is not identifiable to a specific segment, remained consistent at $2,646 in the first half of 2006 compared to $2,667 in 2005.

Other Income (Expense)

Interest expense for the first half of 2006 was $631 compared to $556 in 2005. The increase of $75 is primarily due to higher interest charges for borrowings under the revolving line of credit to fund short term cash requirements to complete the FEMA order.

Other, net is comprised primarily of interest income (unrelated to financial services) and gains related to cost-method investees. Other, net decreased $74 primarily due to lower interest income earned in 2006 on lower amounts of invested funds as compared to 2005 somewhat offset by a gain of $89 on the sale of a portion of the Company’s interest in a cost-method investee in 2006.

Income (Loss) from Continuing Operations before Income Taxes

The Company’s pre-tax income for the second quarter was $1,950 compared to $23 in the second quarter of 2005, an increase of $1,927, primarily as a result of the factors discussed above.

Income Taxes

During the second quarter of 2006, the Company recorded an income tax provision of $124 for the period representing a 43% effective tax rate. During the first quarter of 2006, the Company recorded an income tax provision of $360 for the period which reflected a 36% effective tax rate, or $732, against which the Company reversed, after review, $372 of its deferred tax asset valuation allowance. As of July 1, 2006, the Company maintained a valuation allowance of $12,750. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required.

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

Equity in Earnings of Equity-Method Investees

The Company’s equity in earnings of equity-method investees remained consistent at $349 for the first half of 2006 compared to $368 in 2005.

Income (Loss) from Discontinued Operations

In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft.

Worth, Texas and subsequently sold the facility in the second quarter of 2005. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service. The Company recorded involuntary termination benefits of $878 during the first half of 2005 and sold the Ft. Worth facility in June 2005 realizing a gain of $439. Both of these amounts are included in the line item “Income (loss) from discontinued operations” in the accompanying consolidated statements of operations.

In the fourth quarter of 2005, it became appropriate under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the Company to classify its Ft. Worth operations as discontinued operations, and accordingly, reclassified the information previously reported in its consolidated statements of operations.

Net Income (Loss)

The net income for the first half of 2006 was $1,827 or $0.10 per diluted share compared to a loss of $1,385 or $0.08 per diluted share.

Liquidity and Capital Resources

	Balances as of
(dollars in thousands)	July 1, 2006	December 31, 2005
Cash, cash equivalents & certificates of deposit	$20,293	$14,379
Working capital	$26,225	$24,216
Current ratio	1.6 to 1	1.4 to 1
Long-term debt	$6,443	$7,631
Ratio of long-term debt to equity	0.1 to 1	0.1 to 1
Installment loan portfolio	$11,456	$15,067

Year –to-date ended July 1, 2006

Cash increased $5,914 from $14,379 at December 31, 2005 to $20,293 at July 1, 2006.

Operating activities provided net cash of $24,213 primarily due to

(a)	the net sale of installment contracts of $2,724,
(b)	a decrease in accounts receivable of $26,970 which is primarily for collections on receivables related to FEMA disaster relief homes,
(c)	a reduction in accounts payable of $1,999,
(d)	a net decrease of $3,648 in amounts payable under dealer incentive programs, primarily representing rebates paid on homes shipped, including those related to FEMA shipments, and
(e)	a decrease of $2,085 in accrued compensation and related withholdings, including incentive compensation paid on 2005 annual profits.

Historically, the FEMA receivables were outstanding for a longer period of time than the Company’s other receivables. Of the $35,365 FEMA receivables outstanding at December 31, 2005, the entire amount was collected during the first quarter of 2006.

The Company’s capital expenditures were $1,273 during the first half of 2006, including

(a) normal property, plant and equipment additions and replacements,

(b) the completion of a finishing plant at its Winfield, Alabama facility, and

(c) improvements to assist in the manufacture of more complex products in its Addison, Alabama plants.

During the fourth quarter of 2005, the Company borrowed $17,750 under the revolving line of credit, in order to fund the Company’s short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. The decrease in long-term debt for the first half of 2006 was due to scheduled principal payments of $1,134. The borrowings under our retail floor plan agreement increased by $499 from December 31, 2005 primarily due to the rebuilding of retail inventory levels that had dropped during the Company’s FEMA related production.

The decrease in the installment loan portfolio at July 1, 2006 is primarily from sales of loans outstanding at year end, including land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at December 31, 2005 was $6,972 of land/home loans, of which $6,458 were sold in the first half of 2006. At

July 1, 2006, the Company has $4,912 land/home loans in its portfolio. As the Company increases its land/home loan purchases, short-term cash requirements will increase due to the length of time involved in consummating the sales transaction. The Company expects to utilize cash on hand to fund these loan purchases.

Year –to-date ended July 2, 2005

Cash decreased $12,641 from $31,674 at December 31, 2004 to $19,033 at July 2, 2005.

Operating activities used net cash of $13,822 primarily due to

(a)	a net purchase of installment contracts of $3,898,
(b)	an increase in accounts receivable of $5,424,
(c)	an increase in inventory of $4,884, and
(d)	an increase in accounts payable of $1,099.

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

The Company’s inventory levels, taking into account the number of operating facilities, are historically lower at year end during the idle period and return to normal levels at the end of the first quarter of the year which also results in an increased level of accounts payable with respect to raw materials purchases.

The Company’s capital expenditures were $381 during the first half of 2005 primarily for normal property, plant and equipment additions and replacements.

During the first half of 2005, the Company completed the sale of certain assets, including real property associated with the closed Ft. Worth, Texas facility and two previously idled retail locations, for $3,537. In accordance with the terms of the Company’s credit facility, a portion ($2,350) of the proceeds from these sales were used to pay down the real estate term loan.

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

The Company’s trend of cash used in operating activities over the past several years is a direct result of the previous downturn in the industry and the Company’s net losses as a result. The industry was impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. Each of these factors contributed to a reduction in wholesale industry shipments to a 42 year low in 2004. However, in the first half of 2006, the Company’s cash position improved significantly due primarily to collections on FEMA related receivables that were outstanding at December 31, 2005.

During 2005, the Company entered into agreements as a subcontractor to provide 2,638 homes to the Federal Emergency Management Agency (FEMA) as part of that agency’s hurricane relief efforts. In order to fund the Company’s short term cash needs required to fulfill the orders of FEMA homes, on December 6, 2005, the Company amended its credit facility (the “Credit Facility”) with its primary lender to provide for an available revolving line of credit during the period of October 25, 2005 through April 30, 2006 (the “first temporary advance period”) of $50,000 and during the period of May 1, 2006 through July 31, 2006 (the “second temporary advance period”) of $25,000, effectively waiving temporarily the tangible net worth requirement listed below. Additionally, on May 23, 2006, the capital expenditure covenant was modified to allow for capital expenditures of $3,000 for the year ended December 31, 2006 and thereafter and the collateral requirement was amended to exclude CIS’s loans receivable with origination dates less than 365 days old. The maturity date under the revolving line of credit remains at April 2007.

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

At July 1, 2006, under the revolving line of credit, $18,866 was available after deducting letters of credit of $6,134. During the fourth quarter of 2005, the Company borrowed $17,750 under the revolving line of credit, in order to fund the Company’s short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. The Company did not have any amounts outstanding under the revolving line of credit at July 2, 2005.

The real estate term loan agreement contained in the Credit Facility provided for borrowings of $10,000, of which $4,095 and $4,219 was outstanding at July 1, 2006 and December 31, 2005, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company’s ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $3,000 for the year ended December 31, 2006 and thereafter. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At July 1, 2006, the Company was in compliance with its debt covenants.

The Company has amounts outstanding under five Industrial Development Revenue Bond issues (“Bonds”) which totaled $3,900 and $4,910 at July 1, 2006 and December 31, 2005, respectively. Four of the bond issues bear interest at variable rates ranging from 4.85% to 5.40% and mature at various dates through April 2009. One of the bond issues is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 4.37% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of the Company’s plant facilities and equipment.

The Company has $2,489 and $1,990 of notes payable under a retail floor plan agreement at July 1, 2006 and December 31, 2005, respectively. The notes are collateralized by certain Company-owned retail stores’ new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, the Company evaluates the potential to sell all or a portion of its remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. CIS is currently re-selling loans to other lenders under various retail finance contracts. The Company believes the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase the Company’s liquidity, reduce the Company’s exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. There can be no assurance, however, that additional sales will be made under these agreements, or that CIS and the Company will be able to realize the expected benefits from such agreements.

The Company currently believes existing cash and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund the Company’s operations and plans for the next twelve months. However, there can be no assurances to this effect. If it is not, or if the Company is unable to remain in compliance with its covenants under its Credit Facility, the Company would seek to maintain or enhance its liquidity position and capital resources through modifications to or waivers under the Credit Facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond the control of the Company.

Projected cash to be provided by operations in the coming year is largely dependent on sales volume. The Company’s manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. The Company’s sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as the Company’s own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond the Company’s control. Throughout the past five years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. Unfavorable changes in these factors and terms of financing in the industry may have a material adverse effect on Cavalier’s results of operations or financial condition.

Off-Balance Sheet Arrangements

The Company’s material off-balance sheet arrangements consist of repurchase obligations, guarantees and letters of credit.

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. Under the repurchase agreements, the Company was contingently liable at July 1, 2006, to financial institutions providing inventory financing for retailers of its products up to a maximum of approximately $68,000 in the event the Company must perform under the repurchase commitments.

The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At July 1, 2006, $2,094 of debt was outstanding, of which the Company had guaranteed $838.

The Company has provided letters of credit totaling $6,134 as of July 1, 2006 to providers of certain of its surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The Company has recorded insurance expense based on anticipated losses related to these policies.

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

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company’s exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company’s portfolio consisted of fixed rate contracts with interest rates generally ranging from 8.0% to 14.0% and an average original term of 273 months at July 1, 2006. The Company estimated the fair value of its installment contracts receivable at $11,898 using discounted cash flows and interest rates offered by CIS on similar contracts at July 1, 2006.

The Company has one industrial development revenue bond issue that is exposed to interest rate changes. Since this borrowing is floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, Cavalier has four industrial development revenue bond issues at fixed interest rates. The Company estimated the fair value of its debt instruments at $7,470 using rates at which the Company believes it could have obtained similar borrowings at July 1, 2006.

Additionally, the Company has a revolving line of credit (of which no amounts were outstanding at July 1, 2006) and a note payable under a retail floor plan agreement that are exposed to interest rate changes, as they are floating rate debt based on the prime interest rate. The Company has $2,489 and $1,990 of notes payable under a retail floor plan agreement at July 1, 2006 and December 31, 2005, respectively. The notes bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s President/Chief Executive Officer and its Chief Financial Officer have reviewed the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report, and have determined such disclosure controls and procedures to be effective in alerting them to material information relating to the Company that may be required to be included in the Company’s periodic filings. The Company’s disclosure controls and procedures also are designed with the objective of ensuring that such information is accumulated and communicated to Company management as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

There have been no internal control changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting since December 31, 2005.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

The Company’s disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give the Company’s current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally use words such as “estimates,” “projects,” “intends,” “believes,” “anticipates,” “expects,” “plans,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, the Company also may provide oral or written forward-looking statements in other materials released to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

•	the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
•	the severe downturn in the manufactured housing industry;
•	limitations in Cavalier’s ability to pursue its business strategy;
•	changes in demographic trends, consumer preferences and Cavalier’s business strategy;
•	the potential upswing in manufactured housing from rebuilding in the Gulf Coast region related to Hurricane Katrina does not materialize;
•	changes and volatility in interest rates and the availability of capital;
•	changes in the availability of retail (consumer) financing;
•	changes in the availability of wholesale (dealer) financing;
•	changes in level of industry retail inventories;
•	the ability to attract and retain quality independent dealers, executive officers and other key personnel;
•	competition;
•	contingent repurchase and guaranty obligations;
•	uncertainties regarding Cavalier’s retail financing activities;
•	the potential unavailability and price increases for raw materials;
•	the potential unavailability of manufactured housing sites;
•	regulatory constraints;
•	the potential for additional warranty claims;
•	litigation;
•	the potential volatility in the Company’s stock price; and
•	the potential for deficiencies in internal controls over financial reporting or in disclosure controls and procedures.

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

The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures the Company makes on related subjects in future filings with the Securities and Exchange Commission or in any of the Company’s press releases. Also note that, in the Annual Report on Form 10-K for the period ending December 31, 2005, under the heading “Risk Factors,” the Company has provided a discussion of factors that it thinks could cause the actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect Cavalier. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Reference is made to the legal proceedings previously reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 under the heading “Item 3 - Legal Proceedings.” The description of legal proceedings in the Company’s Form 10-K remains unchanged.

Litigation is subject to uncertainties and the Company cannot predict the probable outcome or the amount of liability of individual litigation matters with any level of assurance. The Company is engaged in various legal proceedings that are incidental to and arise in the course of its business. Certain of the cases filed against the Company and other companies engaged in businesses similar to the Company allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. The Company’s liability under some of this litigation is covered in whole or in part by insurance. Anticipated legal fees and other losses, in excess of insurance coverage, associated with these lawsuits are accrued at the time such cases are identified or when additional information is available such that losses are probable and reasonably estimable. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which the Company is currently involved is not presently expected to have a material adverse effect on the Company’s results of operations, financial position or liquidity.

Item 1a: Risk Factors

There have been no material changes in the Company’s risk factors since December 31, 2005. See risk factors at December 31, 2005 within the Company’s Form 10-K.

Item 4: Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held May 23, 2006, and the stockholders elected seven directors. The following is a tabulation of voting on this matter:

	Shares Voting
	For	Withheld	Total
Thomas A. Broughton, III	16,435,182	126,882	16,562,064
Barry B. Donnell	16,397,576	164,488	16,562,064
Lee Roy Jordan	16,103,948	458,116	16,562,064
John W Lowe	15,770,320	791,744	16,562,064
David A. Roberson	16,398,406	163,658	16,562,064
Bobby Tesney	16,103,141	458,923	16,562,064
J. Don Williams	16,103,140	458,924	16,562,064

The stockholders also ratified the Board of Director’s appointment of Carr, Riggs & Ingram, LLC as Independent Registered Public Accountants for the Company. The appointment was ratified by a vote of 16,520,167 for and 13,035 against.

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

Cavalier Homes, Inc. Registrant
Date: August 8, 2006	By:	/s/ David A. Roberson
David A. Roberson - President and Chief Executive Officer

Date: August 8, 2006	By:	/s/ Michael R. Murphy
Michael R. Murphy - Chief Financial Officer (Principal Financial and Accounting Officer)

PART II. - EXHIBIT 11
CAVALIER HOMES, INC. AND SUBSIDIARIES
COMPUTATION OF INCOME (LOSS) PER COMMON SHARE
(dollars in thousands except per share amounts)
	Quarter Ended
	July 1,		July 2,
	2006		2005
Income from continuing operations	$161		$974
Loss from discontinued operations	-		(205)
Net income	$161		$769
SHARES:
Weighted average common shares outstanding - basic	18,344,580		18,036,429
Dilutive effect if stock options were exercised	157,449		192,765
Weighted average common shares outstanding - diluted	18,502,029		18,229,194
Income (loss) per share:
Basic:
From continuing operations	$0.01		$0.05
From discontinued operations	-		(0.01)
Net income	0.01		0.04
Diluted:
From continuing operations	0.01		0.05
From discontinued operations	-		(0.01)
Net income	$0.01		$0.04
	Year-to-Date Ended

	July 1,	July 2,
	2006	2005
Income from continuing operations	$1,815	$476
Loss from discontinued operations:	12	(1,861)
Net income (loss)	$1,827	$(1,385)
SHARES:
Weighted average common shares outstanding - basic	18,326,124	18,033,513
Dilutive effect if stock options were exercised	167,436	-
Weighted average common shares outstanding - diluted	18,493,560	18,033,513
Income (loss) per share:
Basic:
From continuing operations	$0.10	$0.02
From discontinued operations	0.00	(0.10)
Net income (loss)	0.10	(0.08)
Diluted:
From continuing operations	0.10	0.02
From discontinued operations	0.00	(0.10)
Net income (loss)	$0.10	$(0.08)

EXHIBIT 31(a)

CERTIFICATIONS

I, David A. Roberson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Cavalier Homes, Inc.;

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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a –15(f) and 15d-15(f)) for the registrant and have:

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

c)         Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)         Disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 8, 2006	By:	/s/ David A. Roberson
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

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

c)        Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)        Disclosed in this quarterly report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)         All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)         Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: August 8, 2006	By:	/s/ Michael R. Murphy
Michael R. Murphy Chief Financial Officer

EXHIBIT 32(a)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. (“Company”) Quarterly Report on Form 10-Q for the period ended July 1, 2006 (“Report”), the undersigned certifies that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 8, 2006	By:	/s/ David A. Roberson
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

EXHIBIT 32(b)

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY ACT OF 2002

In connection with Cavalier Homes, Inc. (“Company”) Quarterly Report on Form 10-Q for the period ended July 1, 2006 (“Report”), the undersigned certifies that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 8, 2006	By:	/s/ Michael R. Murphy
Michael R. Murphy Chief Financial Officer

A signed original of this written statement required by Section 906 has been provided to Cavalier Homes, Inc. and will be retained by Cavalier Homes, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.