Form 10-Q
period 2006-09-30
CAVALIER HOMES INC
filed 2006-11-07
CIK 789863

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission File Number 1-9792

Cavalier Homes, Inc.
(Exact name of registrant as specified in its charter)

Delaware	63-0949734
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

32 Wilson Boulevard 100, Addison, Alabama 35540
(Address of principal executive offices) (Zip Code)

(256) 747-9800
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒  No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☒     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at November 3, 2006
Common Stock, $0.10 Par Value	18,344,580 Shares

CAVALIER HOMES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	September 30,	December 31,
	2006	2005
ASSETS	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$19,334	$14,379
Accounts receivable, less allowance for losses of
$131 (2006) and $56 (2005)	11,237	39,453
Notes and installment contracts receivable - current, including
held for resale $5,115 (2006) and $7,603 (2005)	5,189	7,703
Inventories	27,184	27,303
Other	2,560	2,723
Total current assets	65,504	91,561
PROPERTY, PLANT AND EQUIPMENT (Net)	29,317	29,576
INSTALLMENT CONTRACTS RECEIVABLE, less allowance for credit losses of $799 (2006) and $968 (2005)	4,774	6,396
OTHER ASSETS	5,626	5,288
TOTAL	$105,221	$132,821
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Note payable under revolving line of credit	$—	$17,750
Current portion of long-term debt	1,556	1,498
Note payable under retail floor plan agreement	1,711	1,990
Accounts payable	5,480	7,821
Amounts payable under dealer incentive programs	3,125	7,087
Accrued compensation and related withholdings	3,710	6,147
Accrued insurance	6,432	6,270
Estimated warranties	12,400	13,190
Reserve for repurchase commitments	1,254	1,270
Other	3,925	4,322
Total current liabilities	39,593	67,345
LONG-TERM DEBT, LESS CURRENT PORTION ABOVE	6,375	7,631
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY:
Series A Junior Participating Preferred stock, $0.01 par value;
200,000 shares authorized, none issued	—	—
Preferred stock, $0.01 par value; 300,000 shares authorized,
none issued	—	—
Common stock, $0.10 par value; 50,000,000 shares authorized,
19,327,880 (2006) and 19,285,705 (2005) shares issued	1,933	1,929
Additional paid-in capital	58,640	58,275
Retained earnings	2,462	1,423
Treasury stock, at cost; 983,300 (2006 and 2005) shares	(3,782)	(3,782)
Total stockholders’ equity	59,253	57,845
TOTAL	$105,221	$132,821
See notes to condensed consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Quarter Ended
	(Unaudited)
	September 30,	October 1,
	2006	2005
REVENUE	$50,900	$57,291
COST OF SALES	42,359	45,854
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	9,669	9,928
	52,028	55,782
OPERATING INCOME (LOSS)	(1,128)	1,509
OTHER INCOME (EXPENSE):
Interest expense	(275)	(256)
Other, net	299	198
	24	(58)
INCOME (LOSS) BEFORE INCOME TAXES AND EQUITY INCOME	(1,104)	1,451
INCOME TAX PROVISION (BENEFIT)	(147)	11
EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES	169	117
INCOME (LOSS) FROM CONTINUING OPERATIONS	(788)	1,557
INCOME FROM DISCONTINUED OPERATIONS	—	28
NET INCOME (LOSS)	$(788)	$1,585
INCOME (LOSS) PER SHARE:
BASIC:
FROM CONTINUING OPERATIONS	$(0.04)	$0.09
FROM DISCONTINUED OPERATIONS	0.00	0.00
NET INCOME (LOSS)	$(0.04)	$0.09
WEIGHTED AVERAGE SHARES OUTSTANDING	18,344,580	18,111,850
DILUTED:
FROM CONTINUING OPERATIONS	$(0.04)	$0.09
FROM DISCONTINUED OPERATIONS	0.00	0.00
NET INCOME (LOSS)	$(0.04)	$0.09
WEIGHTED AVERAGE SHARES OUTSTANDING	18,344,580	18,364,917

See notes to condensed consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

	Year-to-Date Ended
	(Unaudited)
	September 30,	October 1,
	2006	2005
REVENUE	$184,625	$172,415
COST OF SALES	152,013	142,103
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	31,618	28,614
IMPAIRMENT AND OTHER RELATED CHARGES	—	143
	183,631	170,860
OPERATING INCOME	994	1,555
OTHER INCOME (EXPENSE):
Interest expense	(906)	(812)
Other, net	758	731
	(148)	(81)
INCOME BEFORE INCOME TAXES AND EQUITY INCOME	846	1,474
INCOME TAX PROVISION (BENEFIT)	337	(74)
EQUITY IN EARNINGS OF EQUITY-METHOD INVESTEES	518	485
INCOME FROM CONTINUING OPERATIONS	1,027	2,033
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, Net of Gain
on Disposal of $439 (Q2 2005)	12	(1,833)
NET INCOME	$1,039	$200
INCOME (LOSS) PER SHARE:
BASIC:
FROM CONTINUING OPERATIONS	$0.06	$0.11
FROM DISCONTINUED OPERATIONS	0.00	(0.10)
NET INCOME	$0.06	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING	18,332,276	18,059,530
DILUTED:
FROM CONTINUING OPERATIONS	$0.06	$0.11
FROM DISCONTINUED OPERATIONS	0.00	(0.10)
NET INCOME	$0.06	$0.01
WEIGHTED AVERAGE SHARES OUTSTANDING	18,429,945	18,302,539

See notes to condensed consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)

	Year-to-Date Ended
	September 30,	October 1,
	2006	2005
OPERATING ACTIVITIES:	(Unaudited)
Net income	$1,039	$200
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,753	1,928
Provision for (recovery of) credit and accounts receivable losses	(56)	556
Gain on sale of property, plant and equipment	(12)	(578)
Impairment and other related charges	—	143
Other, net	(435)	(525)
Installment contracts purchased for resale	(31,351)	(31,403)
Sale of installment contracts	34,604	23,843
Principal collected on installment contracts purchased for resale	207	134
Income tax deduction from exercise of stock options	(49)	—
Changes in assets and liabilities:
Accounts receivable	28,264	(9,491)
Inventories	119	(12,349)
Accounts payable	(2,341)	7,536
Accrued compensation and related withholdings	(2,437)	1,252
Amount payable under dealer incentive programs	(3,962)	879
Other assets and liabilities	(1,038)	(853)
Net cash provided by (used in) operating activities	24,305	(18,728)
INVESTING ACTIVITIES:
Proceeds from disposition of property, plant and equipment	14	3,537
Capital expenditures	(1,496)	(832)
Notes and installment contracts purchased for investment	(181)	(612)
Principal collected on notes and installment contracts purchased for investment	791	246
Other investing activities	551	362
Net cash provided by (used in) investing activities	(321)	2,701
FINANCING ACTIVITIES:
Net payments on note payable under revolving line of credit	(17,750)	—
Net borrowings (payments) on note payable under retail floor plan agreement	(279)	1,365
Payments on long-term debt	(1,198)	(3,690)
Excess tax benefits from stock options exercised	49	—
Proceeds from exercise of stock options	149	1,072
Net cash used in financing activities	(19,029)	(1,253)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,955	(17,280)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	14,379	31,674
CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,334	$14,394
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for:
Interest	$874	$794
Income taxes	$1,453	$19
See notes to condensed consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited - dollars in thousands except per share amounts)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

•
The accompanying condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly the Company’s financial position as of September 30, 2006, and the results of its operations for the quarter and year-to-date periods ended September 30, 2006 and October 1, 2005, and the results of its cash flows for the year-to-date periods ended September 30, 2006 and October 1, 2005. All such adjustments are of a normal, recurring nature. The balance sheet as of December 31, 2005 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America.

•
The results of operations for the quarter and year-to-date periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

•
For a description of significant accounting policies used by the Company in the preparation of its consolidated financial statements, see Note 1 to the Consolidated Financial Statements in the Company’s 2005 Annual Report on Form 10-K.

•
The Company reports two net income (loss) per share numbers, basic and diluted, which are computed by dividing net income (loss) by the weighted average shares outstanding - basic and weighted average shares outstanding - diluted, respectively, as detailed below:

	Quarter Ended		Year-to-Date Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Weighted average common shares outstanding - basic	18,344,580	18,111,850	18,332,276	18,059,530
Dilutive effect if stock options were exercised	—	253,067	97,669	243,009
Weighted average common shares outstanding - diluted	18,344,580	18,364,917	18,429,945	18,302,539

All dilutive options are reflected in the Company’s earnings per share calculations. Options in the quarter ended September 30, 2006 are excluded due to their antidilutive effect as a result of the Company’s net loss. The maximum antidilutive options for the quarter ended September 30, 2006 and October 1, 2005 were 1,462,520 and 1,316,776, respectively. The maximum antidilutive options for the year-to-date ended September 30, 2006 and October 1, 2005 were 1,185,849 and 1,348,226, respectively.

•	Certain amounts from the prior year periods have been reclassified to conform to the 2006 presentation.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company is currently evaluating the impact of SFAS No. 157, but does not expect the adoption of SFAS No. 157 to have a material impact on its consolidated financial statements.

In September 2006, the Securities and Exchange Commission published Staff Accounting Bulletin (“SAB”) No. 108 (Topic 1N), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 requires registrants to quantify misstatements using both the balance sheet and income-statement approaches, with adjustment required if either method results in a material error. The provisions of SAB No. 108 are effective for financial statements for the first fiscal year ending after November 15, 2006. The Company is currently evaluating the effect, if any, SAB No. 108 may have on its financial statements, but it does not expect the adoption of SAB 108 to have an impact on its financial position or results of operations.

3.	DISCONTINUED OPERATIONS

In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft. Worth, Texas and subsequently sold the facility in the second quarter of 2005. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service. The Company recorded involuntary termination benefits of $878 in year-to-date ended October 1, 2005, which is included in the line item “Income (loss) from discontinued operations” in the accompanying condensed consolidated statements of operations.

In the fourth quarter of 2005, it became appropriate under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the Company to classify its Ft. Worth operations as discontinued operations, and accordingly, the Company reclassified the information previously reported in its consolidated statements of operations.

Summary operating results of the discontinued operations for the quarter and year-to-date ended September 30, 2006 and October 1, 2005 were:

	Quarter Ended		Year-to-Date Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Revenue	$—	$120	$—	$3,121
Income (loss) from discontinued operations	—	28	12	(1,833)

4.	INVENTORY

Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at September 30, 2006 and December 31, 2005 were as follows:

	September 30, 2006	December 31, 2005
Raw materials	$16,921	$17,611
Work-in-process	1,412	1,305
Finished goods	8,851	8,387
Total inventory	$27,184	$27,303

5.	IMPAIRMENT AND OTHER RELATED CHARGES

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, the Company records the liability, measured at fair value, for costs associated with an exit or disposal activity when the liability is incurred. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as “held for sale” if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. The Company had idle assets of $7,933 at September 30, 2006 and $8,343 at December 31, 2005 recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities which the Company is attempting to sell. Management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as “held and used” and depreciation has continued on these assets.

During the first quarter of 2005, the Company recorded impairment and other related charges of $143 to write down property, plant and equipment in connection with the valuation of a home manufacturing facility closed in a prior year.

6.	INCOME TAXES

During the third quarter of 2006, the Company recorded an income tax benefit of $147, comprised of a tax benefit of $294 on the current quarter’s pre-tax loss, offset by (i) a state income tax provision of $234 related to a state consolidated tax return matter that the Company believes will result in additional tax payments on prior year returns, and (ii) after review, an adjustment to the deferred tax asset valuation allowance, which provided additional income tax benefits of $87. Realization of deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences.

During the first nine months of 2006, the Company recorded an income tax provision of $337, which includes an income tax provision based on a 45% effective tax rate, or $619, plus $234 for the additional state income tax provision as noted above, reduced by deferred tax benefits of $516. Realization of deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. In 2004, pursuant to SFAS No. 109, Accounting for Income Taxes, a valuation allowance was recorded to fully reserve net deferred tax assets because the Company had operated at a cumulative loss in its three most recent calendar years and because it believed difficult competitive and economic conditions might continue for the foreseeable future. However, in 2005, as a result of continued improvements in operating performance and projected income and tax liability for 2006, the Company reversed a portion of the deferred tax asset valuation allowance. In continuing to assess the need for a valuation allowance, the Company considered all positive and negative evidence, including anticipated operating results, scheduled reversals of deferred tax liabilities and tax planning strategies. Because the Company believes challenging industry conditions persist, the Company believes that under the standards of SFAS No. 109 it is not appropriate to record income tax benefits in excess of the benefit projected to be realized in 2006 and 2007. As of September 30, 2006, the Company maintained a valuation allowance of $12,664. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required.

During the first nine months of 2005, the Company recorded an income tax benefit of $3 for state income taxes receivable for certain subsidiaries, recognized an income tax benefit of $132 representing settlement of prior year state tax matters, and recorded an income tax provision of $61 for settlement of prior year federal income taxes payable. The Company did not record any federal income tax benefit for net operating losses in the year-to-date period of 2005 because management believed it was not appropriate to record income tax benefits on losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109. The Company did not record an income tax provision for the third quarter of 2005 earnings due to the availability of net operating loss carryforwards.

7.	PRODUCT WARRANTIES

The Company provides the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. The Company has provided a liability of $12,400 at September 30, 2006 and $13,190 at December 31, 2005 for estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for product warranty was as follows:

	Quarter Ended		Year-to-Date Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Balance, beginning of period	$12,900	$13,300	$13,190	$13,255
Provision for warranties issued in the current period	2,661	2,848	9,957	10,274
Adjustments for warranties issued in prior periods	169	550	(159)	275
Payments	(3,330)	(3,778)	(10,588)	(10,884)
Balance, end of period	$12,400	$12,920	$12,400	$12,920

The Company evaluates actual warranty costs on a quarterly basis in conjunction with the review of its liability for product warranty. Based on these evaluations, which included lower than projected actual experience for warranty service related to Federal Emergency Management Agency (“FEMA”) homes, the Company recorded changes in accounting estimates in year to date ended September 30, 2006 totaling $159.

8.	CREDIT ARRANGEMENTS

During 2005, the Company entered into agreements as a subcontractor to provide 2,638 homes to the FEMA as part of that agency’s hurricane relief efforts. In order to fund the Company’s short term cash needs required to fulfill the orders of FEMA homes, on December 6, 2005, the Company amended its credit facility (the “Credit Facility”) with its primary lender to provide for an available revolving line of credit during the period from October 25, 2005 through April 30, 2006 (the “first temporary advance period”) of $50,000 and during the period from May 1, 2006 through July 31, 2006 (the “second temporary advance period”) of $25,000, effectively waiving temporarily the tangible net worth requirement listed below. Additionally, on May 23, 2006, the capital expenditure covenant was modified to allow for capital expenditures of $3,000 for the year ending December 31, 2006 and thereafter, and the collateral requirement was amended to exclude CIS Financial Services, Inc.’s (“CIS”) loans receivable with origination dates less than 365 days old. The maturity date under the revolving line of credit remains at April 2007.

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

Tangible Net Worth (“TNW”)	Credit Facility Available
Above $50,000	30% of TNW
$50,000 - $38,000	$15,000
$38,000 - $23,000	$15,000 to zero (dollar
for dollar reduction)

At September 30, 2006, $12,023 was available under the revolving line of credit after deducting letters of credit of $5,753. During the fourth quarter of 2005, the Company borrowed $17,750 under the revolving line of credit, in order to fund the Company’s short term cash needs required to fulfill the outstanding FEMA order. The amount outstanding under this line of credit as of December 31, 2005 was $17,750. During the first quarter of 2006, the line of credit balance was paid in full.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

Tangible Net Worth (“TNW”)	Interest Rate
Above $77,000	Prime less 0.50%
$77,000 - $65,000	Prime
$65,000 - $58,000	Prime plus 0.25%
$58,000 - $38,000	Prime plus 1.00%
Below $38,000	Prime plus 2.00%

The real estate term loan agreement contained in the Credit Facility provided for borrowings of $10,000, of which $4,031 and $4,219 was outstanding at September 30, 2006 and December 31, 2005, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company’s ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $3,000 for the year ended December 31, 2006 and thereafter. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to consolidated liabilities (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At September 30, 2006, the Company was in compliance with its debt covenants.

The Company has amounts outstanding under five Industrial Development Revenue Bond issues (“Bonds”) which totaled $3,900 and $4,910 at September 30, 2006 and December 31, 2005, respectively. Four of the bond issues bear interest at variable rates ranging from 4.85% to 5.40% and mature at various dates through April 2009. One of the bond issues is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 4.14% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of the Company’s plant facilities and equipment.

The Company has $1,711 and $1,990 of notes payable under a retail floor plan agreement at September 30, 2006 and December 31, 2005, respectively. The notes are collateralized by certain Company-owned retail stores’ new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

9.	COMMITMENTS AND CONTINGENCIES

•
The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price the Company is obligated to pay generally declines over the period of the agreement (generally 18 - 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. The Company applies FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for its liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), the Company records the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, the Company evaluates the likelihood that it will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, the Company evaluates the probability of default for the group of dealers who are identified at an elevated risk of default and applies a probability of default to the group based on historical default rates. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home. Under the repurchase agreements, the Company was contingently liable at September 30, 2006, to financial institutions providing inventory financing for retailers of its products up to a maximum of approximately $61,000 in the event the Company must perform under the repurchase commitments. The Company recorded an estimated liability of $1,254 at September 30, 2006 and $1,270 at December 31, 2005 related to these commitments. Activity in the reserve for repurchase commitments was as follows:

	Quarter Ended		Year-to-Date Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Balance, beginning of period	$1,312	$1,790	$1,270	$2,052
Reduction for payments made on inventory repurchases	(1)	(25)	(175)	(85)
Recoveries on inventory repurchases	—	—	10	-
Accrual for guarantees issued during the period	428	434	1,771	1,737
Reduction to pre-existing quarantees due to declining
obligations or expired quarantees	(620)	(706)	(1,600)	(1,865)

Changes to the accrual for pre-existing guarantees for those dealers deemed to be probable of default	135	(63)	(22)	(409)
Balance, end of period	$1,254	$1,430	$1,254	$1,430

In conjunction with the quarterly review of its critical accounting estimates, the Company evaluates its historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default. In the second quarter of 2005, the Company recorded a significant change in this accounting estimate by reducing the reserve by $469 based on continuing improvements in dealers’ circumstances (for which the Company’s financial statement is positively impacted).

•
The Company’s workers’ compensation, product liability and general liability insurance is provided by fully-insured, large deductible policies. Under these plans, the Company incurs insurance expense based upon various rates applied to current payroll costs and sales. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. The Company recorded an estimated liability of $4,469 at September 30, 2006 and $5,002 at December 31, 2005 related to these contingent claims.

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

•
The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At September 30, 2006, $1,715 of debt was outstanding, of which the Company guaranteed $686.

•
The Company has provided letters of credit totaling $5,753 as of September 30, 2006. These letters of credit are to providers of surety bonds ($2,765) and insurance policies ($2,988). While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The Company has recorded insurance expense based on anticipated losses related to these policies.

10.	SEGMENT INFORMATION

The Company’s reportable segments are organized around products and services. The Home manufacturing segment is comprised of four divisions (seven home manufacturing plants), which are aggregated for reporting purposes, and its supply companies who sell their products primarily to the manufacturing divisions. Through its Home manufacturing segment, the Company designs and manufactures homes, which are sold in the United States to a network of dealers, which includes Company-owned retail locations. Through its Financial services segment, the Company primarily offers retail installment sale financing and related insurance products for manufactured homes sold through the Company’s dealer network. The Company’s Retail segment is comprised of Company-owned retail lots that derive their revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. The Company’s determination of segment operating profit does not reflect other income (expense), equity in earnings of equity-method investees, or income tax provision (benefit).

	Quarter Ended		Year-to-Date Ended
	September 30, 2006	October 1, 2005	September 30, 2006	October 1, 2005
Gross revenue:
Home manufacturing	$49,800	$55,762	$181,272	$169,722
Financial services	777	942	2,497	2,236
Retail	2,178	2,638	7,079	7,095
Gross revenue	$52,755	$59,342	$190,848	$179,053
Intersegment revenue:
Home manufacturing	$1,855	$2,051	$6,223	$6,638
Financial services	—	—	—	—
Retail	—	—	—	—
Intersegment revenue	$1,855	$2,051	$6,223	$6,638
Revenue from external customers:
Home manufacturing	$47,945	$53,711	$175,049	$163,084
Financial services	777	942	2,497	2,236
Retail	2,178	2,638	7,079	7,095
Total revenue	$50,900	$57,291	$184,625	$172,415
Operating income (loss):
Home manufacturing	$(142)	$2,788	$4,294	$5,912
Financial services	158	225	776	78
Retail	(178)	(70)	(218)	(7)
Elimination	(38)	(33)	(284)	(360)
Segment operating income (loss)	(200)	2,910	4,568	5,623
General corporate	(928)	(1,401)	(3,574)	(4,068)
Operating income (loss)	$(1,128)	$1,509	$994	$1,555

	September 30, 2006	December 31, 2005
Identifiable assets:
Home manufacturing	$75,264	$96,901
Financial services	13,841	15,423
Retail	5,282	3,713
Segment assets	94,387	116,037
General corporate	10,834	16,784
Total assets	$105,221	$132,821

11.	EQUITY-METHOD INVESTEES

The Company recorded equity in earnings of equity-method investees of $169 and $117 for the quarters ended September 30, 2006 and October 1, 2005, respectively and $518 and $485 for the year-to-date periods. The Company’s only significant minority ownership interest is in WoodPerfect, Ltd., of which the Company owns a 35.42% interest. Summarized unaudited information related to the WoodPerfect, Ltd. ownership interest is as follows:

	Quarter Ended
	September 30, 2006	October 1, 2005
Income Statement:
Net sales	$9,819	$15,144
Gross profit	1,337	1,525
Operating income	286	349
Net income	306	349

	Year-to-Date Ended
	September 30, 2006	October 1, 2005
Income Statement:
Net sales	$39,245	$46,766
Gross profit	4,641	4,953
Operating income	1,126	1,359
Net income	1,179	1,261

12.	SHARE-BASED INCENTIVE PLANS

•
The Company has a 2005 Incentive Compensation Plan (the “2005 Plan”) which provides for both incentive stock options and non-qualified stock options to key employees. Additionally, the 2005 Plan provides for stock appreciation rights and awards of both restricted stock and performance shares. Awards are granted at prices and terms determined by the compensation committee of the Board of Directors. The term for awards granted under the 2005 Plan cannot exceed ten years from the date of grant. The Company had a Key Employee Stock Incentive Plan (the “1996 Plan”), but upon adoption of the 2005 Plan, the Company did not make future grants under the 1996 Plan and the 1996 Plan was terminated. However, the shares of common stock that remained available under the 1996 Plan at the time of its termination were incorporated into the 2005 Plan, along with any shares subject to options previously granted under the 1996 Plan which lapse, terminate or are canceled up to a maximum of 1,500,000 shares. Furthermore, the termination of the 1996 Plan did not affect any options which were outstanding and unexercised under that Plan. As of September 30, 2006, shares authorized for grant and available to be granted under the 2005 Plan totaled 1,198,834 shares.

•
The Company has a 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”) under which 500,000 shares of the Company’s common stock were reserved for grant to non-employee directors. Options are granted upon the director’s initial election and automatically on an annual basis thereafter at fair market value on the date of such grant. Stock option grants become exercisable at a rate of 1/12th of the shares subject to the stock option on each monthly anniversary of its date of grate. Except in the case of death, disability, or retirement, options granted under the 2005 Directors Plan expire ten years from the date of grant. The Company had a 1993 Non-employee Director Plan, (the “1993 Plan”), but upon adoption of the 2005 Directors Plan, the Company did not make future grants under the 1993 Plan and the 1993 Plan was terminated. However, the termination of the 1993 Plan did not affect any options which were outstanding and unexercised under that Plan. As of September 30, 2006, shares available to be granted under the 2005 Directors Plan totaled 468,334 shares.

Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123R, Accounting for Stock-Based Compensation, a revision of SFAS No. 123 (“SFAS 123R”), which supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”). The fair value method of accounting for stock based awards pursuant to SFAS 123R requires the Company to record compensation cost over the vesting period of awards of equity instruments based on the grant date fair value of the award and applies to new awards issued, awards modified, repurchased or cancelled and unvested awards after the effective date. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature. This requirement will reduce net operating cash flows and increase net financing cash flows after the effective date. Compensation expense recorded in the third quarter and year to date periods ended September 30, 2006 was $66 and $170, respectively, and is included in selling, general and administrative expenses. Future compensation cost on unvested stock-based awards as of September 30, 2006 is estimated to be $404. The compensation expense was calculated based on the assumptions in the following table:

	Quarter Ended	Year-to-Date Ended
	September 30, 2006	September 30, 2006
Dividend yield	0.00%	0.00%
Expected volatility	60.80%	60.80%
Risk free interest rate	5.04%	5.04%
Expected lives	4.6 years	4.6 years

Prior to the adoption of SFAS 123R, the Company used the intrinsic value method under APB 25. No compensation cost was recorded in the nine months ended October 1, 2005, as all options carried exercise prices equal to the market prices of the underlying common stock on the dates of grant. The change to the fair value method has been accounted for prospectively for all awards granted, modified, or settled after January 1, 2006. Had compensation cost been determined based on the fair value at the grant date for awards, for the quarter and year-to-date ended October 1, 2005, the Company’s net loss and net loss per share would approximate the pro forma amounts below.

	Quarter Ended	Year-to-Date Ended
	October 1, 2005	October 1, 2005
Net income, as reported	$1,585	$200
Less: Total stock-based employee compensation
expense determined under fair value based method
for all awards, net of related tax effects	—	76
Pro forma	$1,585	$124
Basic and diluted income per share:
As reported	$0.09	$0.01
Pro forma	$0.09	$0.01

The fair value of options granted was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Quarter Ended	Year-to-Date Ended
	October 1, 2005	October 1, 2005
Dividend yield	0.00%	0.00%
Expected volatility	61.02%	61.02%
Risk free interest rate	3.71%	3.71%
Expected lives	5.0 years	5.0 years

With respect to options exercised, the income tax benefits resulting from compensation expense allowable under federal income tax regulations in excess of the expense (benefit) reflected in the Company’s condensed consolidated financial statements have been recorded as additional paid-in capital. The Company received cash of $149 and $1,072 during the year-to-date ended September 30, 2006 and October 1, 2005 from option holders as a result of the exercise of stock options. Additionally, the Company received a tax benefit of $49 and $0 during the nine months ended September 30, 2006 and October 1, 2005, respectively, from the exercise of stock options.

Information regarding all of the Company’s stock option plans is summarized below:

	Shares	Weighted Average Exercise Price	Weighted A verage Fair Value at Grant Date
Outstanding, January 1, 2006	1,738,672	$9.26
Granted at fair value	35,000	6.45	$3.53
Exercised (increase in common shares)	(42,175)	3.53
Cancelled	(302,643)	14.20
Outstanding, September 30, 2006	1,428,854	$8.32

Options exercisable at September 30, 2006	1,418,852	$8.33

PART I. FINANCIAL INFORMATION

Item 1: Financial Statements (See pages 2 through 15)

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Overview

Cavalier Homes, Inc. and its subsidiaries produce, sell and finance manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. The industry was also impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels, each of which contributed to a reduction in wholesale industry shipments to a 42 year low in 2004. Industry results for 2005 posted the first increase since 1998 with floor shipments increasing over 2004 by 6% primarily due to industry wide orders by the FEMA as part of that agency’s hurricane disaster relief efforts. The Manufactured Housing Institute (“MHI”) estimated FEMA shipments in the last four months of 2005 totaled approximately 17,000 floors, and in 2004 approximated 4,000. Factoring out the effects of the FEMA orders in both 2005 and 2004, industry shipments were stable. However, based on the Company’s internal estimates, industry shipments excluding the impact of FEMA orders are expected to be lower in 2006 than in 2005.

Industry/Company Shipments and Market Share

MHI reported that wholesale floor shipments were down 58% cumulatively from January 1, 1999 through December 31, 2005 as shown by the data in the following table:

	Floor Shipments
	Nationwide					Cavalier’s Core 11 States
Year	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share
1999	582,498		34,294		5.9%	284,705		30,070		10.6%
2000	431,787	-25.9%	18,590	-45.8%	4.3%	199,276	-30.0%	15,941	-47.0%	8.0%
2001	342,321	-20.7%	21,324	14.7%	6.2%	149,162	-25.1%	17,884	12.2%	12.0%
2002	304,370	-11.1%	21,703	1.8%	7.1%	124,127	-16.8%	18,039	0.9%	14.5%
2003	240,180	-21.1%	12,411	-42.8%	5.2%	87,265	-29.7%	10,584	-41.3%	12.1%
2004	232,824	-3.1%	10,372	-16.4%	4.5%	88,958	1.9%	8,490	-19.8%	9.5%
2005	246,750	6.0%	10,648	2.7%	4.3%	105,508	18.6%	9,905	16.7%	9.4%
Q1 2006	58,825		2,779		4.7%	26,729		2,663		10.0%
Q2 2006	56,929		2,217		3.9%	23,560		2,094		8.9%
Two months ended 9/2/06	33,214		1,129		3.4%	13,135		1,052		8.0%

The table above has been adjusted from previous reporting to only include Cavalier “HUD code homes” (excludes modular homes) which are manufactured homes that meet the specifications of national building standards administered by the U.S. Department of Housing and Urban Development (“HUD”) for the 2005 and 2006 years.

During 2005, the Company entered into agreements with two companies to build 2,638 single-section homes for delivery to FEMA as part of that agency’s disaster relief for the Gulf Coast states hit by hurricanes. Under the agreements, the Company shipped 2,219 single-section homes, which accounted for 25.6% of 2005 sales, and in the first quarter of 2006, the Company shipped the remaining 419. During the first eight months of 2006, the latest period for which MHI industry data is available, the Company’s floor shipments decreased 5.9% from the same period in 2005, while industry wide shipments decreased 4.2%, with the Company’s market share being 4.1%. In the Company’s core states, its market share declined to 9.2% from 9.5% in the comparable prior year period due to increased competition, including new entrants in the East South Central region.

Potential for Modular Housing Expansion

Currently, the substantial majority of the Company’s homes produced are HUD code homes. Additionally, the Company produces modular homes, which are constructed to local, regional or state building codes. Modular homes generally have a different and more complex roof system than HUD code homes, are typically two or more sections and usually, when combined with land, qualify for traditional mortgage financing which generally has better terms than financing for a HUD code home. The national market for modular housing was approximately 43,000 homes in 2004 and 2005 according to the National Modular Housing Council (“NMHC”). According to NMHC (which includes information from the 29 significant states), 21,400 modular homes were shipped industry wide in the first half of 2006, down 7.0% from 2005. The Company shipped 124 and 91 modular homes during the quarter ended September 30, 2006 and October 1, 2005, respectively, and 295 and 234 modular homes during the nine months ended September 30, 2006 and October 1, 2005, respectively. While the Company’s current participation in the modular market is small, the Company is seeking to further develop its modular home sales base because it is hopeful some of those looking to replace hurricane damaged homes in the Gulf Coast region will consider modular homes as a viable alternative to traditional site-built housing. The following table summarizes the information with respect to the modular market:

	Units Shipped
Period	Industry (1)	Company 2006	Company 2005	Company Increase
Q1	9,800	87	60	45.0%
Q2	11,600	84	83	1.2%
Subtotal	21,400	171	143	19.6%
Q3	not available	124	91	36.3%
Year to date		295	234	26.1%

(1)	Source NMHC (includes as reported from 29 states); industry wide units shipped in 2005 totaled 43,100. The Company shipped 302 units in calendar 2005.

Industry Finance Environment

A major factor contributing to the manufactured housing industry growth in the 1990s was the relaxation of credit standards caused by intense competition, which ultimately resulted in a change in the financing approach in the industry due to underperforming manufactured housing loans. Throughout the past seven years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions, which re-enter home distribution channels and limit wholesale shipments of new homes. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single-section products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is longer. The potential infusion of new and competitive lending capacity, which the Company believes is essential to support demand at higher levels, has not materialized. Until there is substantial entry of finance resources to the manufactured housing market, the Company believes a meaningful expansion for the industry will be delayed.

Raw Materials Cost and Gross Margin

The Company has over the past several quarters experienced price increases in substantially all raw materials due to rising commodity prices. Certain prices have continued to increase although lumber costs have recently moderated. While the Company seeks to offset rising costs through increasing its selling prices, sudden increases in raw material costs, coupled with dealers’ order backlogs, can affect the timing and ability of the Company to pass on its cost increases. The Company is uncertain at this time as to the impact the extent and duration of the increased costs will have on the Company’s future revenue and earnings.

Capacity and Overhead Cost

In response to the continued weakening of industry market conditions, the Company closed eight manufacturing facilities between the fourth quarter of 2002 and the third quarter of 2003. In February 2005, the Company closed its Ft. Worth, Texas facility. The Company generally has been able to sell to the customers of these plants (with the exception of the Pennsylvania and Texas plants) from one or more of the Company’s current operating plants. The remaining plants also handle dealer sales and customer service for the Company’s homes. In terms of operating costs, the Company has made cost reductions in virtually all areas of operations, including its exclusive dealer and marketing programs and its administrative personnel and associated costs. In September 2005, the Company re-opened its Winfield, Alabama facility in order to assist in the production of the FEMA units described above and to participate in the production of the Company’s other products. Excluding FEMA product shipments (211 floors in the third quarter of 2005 and 419 floors in the first quarter of 2006), the Company’s nine month 2006 shipments were somewhat below expectations due to tougher market conditions in its East Coast markets, where floors shipped were 26% below the Company’s same period last year. Lower results by the Company’s North Carolina and Georgia operations were offset partially by improvements in its Alabama operations, where floors shipped improved by 8% over the same comparison period in 2005. The Company continues to monitor the relationship between demand and capacity.

Outlook

While the manufactured housing industry posted a strong increase in shipments for 2005 over 2004, the increase was due to the impact of FEMA orders after hurricanes devastated housing in many areas in the Gulf Coast region. The following table illustrates the continuing softness of the underlying HUD code business:

	Annual Industry Home Shipments
	2006 Est (1)	2005	2004
Total industry shipments	123,000	146,744	130,802
Less Estimated FEMA shipments	(4,000)	(17,000)	(4,000)
Industry Shipments (less FEMA)	119,000	129,744	126,802

(1) As estimated by the Company

The Company still believes that over the next few years, the substantial hurricane damage will create opportunities for both the industry and the Company’s growth outside the temporary housing supplied through FEMA orders in 2005 and the first quarter of 2006. The Company expects that strain on conventional home building resources will likely cause some of those looking to replace damaged homes to consider manufactured housing, including modular homes, as a viable alternative to traditional site-built housing. However, the Company also expects rebuilding efforts to impose greater strains on the availability of certain building materials, which will likely result in increased costs. It is hard to predict the timing of the recovery effort because of zoning, insurance settlements, flood plain restrictions, customer and community acceptance, as well as local economic conditions.

Longer term, substantial entry of competitive lending capacity in the industry, which the Company believes is essential to support demand at higher levels, is needed for a meaningful expansion for the industry.

While the Company has taken steps in recent years to reduce costs and lower its breakeven point, lower shipments and revenue in recent months and the operating loss in the third quarter of 2006, coupled with the expectation of continuing softness of manufactured home shipments nationwide (and in the Company’s markets), are expected to result in a loss in the fourth quarter of 2006. The Company currently expects results of operations for the entire year of 2006 to range from a small loss to a small profit.

Further changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and extended commodity price increases could affect the results of operations of the Company.

Results of Operations

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Quarter Ended
	September 30, 2006		October 1, 2005		Difference
STATEMENT OF OPERATIONS DATA
Revenue:
Home manufacturing net sales	$47,945		$53,711		$(5,766)	-10.7%
Financial services	777		942		(165)	-17.5%
Retail	2,178		2,638		(460)	-17.4%
Total revenue	50,900	100.0%	57,291	100.0%	(6,391)	-11.2%
Cost of sales	42,359	83.2%	45,854	80.0%	(3,495)	-7.6%
Gross profit	8,541	16.8%	11,437	20.0%	(2,896)	-25.3%
Selling, general and administrative	9,669	19.0%	9,928	17.3%	(259)	-2.6%
Operating income (loss)	(1,128)	-2.2%	1,509	2.6%	(2,637)
Other income (expense):
Interest expense	(275)	-0.5%	(256)	-0.4%	(19)	-7.4%
Other, net	299	0.6%	198	0.3%	101	51.0%
	24		(58)		82
Income (loss) before income taxes and equity income	(1,104)		1,451		(2,555)
Income tax provision (benefit)	(147)		11		(158)
Equity in earnings of equity-method investees	169		117		52
Income (loss) from continuing operations	(788)	-1.5%	1,557	2.7%	(2,345)
Discontinued operations:
Income from discontinued operations	—	0.0%	28	0.0%	(28)
Income from discontinued operations	—		28		(28)
Net income (loss)	$(788)	-1.5%	$1,585	2.8%	$(2,373)

	Year-to-Date Ended
	September 30, 2006		October 1, 2005		Difference
Revenue:
Home manufacturing net sales	$175,049		$163,084		$11,965	7.3%
Financial services	2,497		2,236		261	11.7%
Retail	7,079		7,095		(16)	-0.2%
Total revenue	184,625	100.0%	172,415	100.0%	12,210	7.1%
Cost of sales	152,013	82.3%	142,103	82.4%	9,910	7.0%
Gross profit	32,612	17.7%	30,312	17.6%	2,300	7.6%
Selling, general and administrative	31,618	17.1%	28,614	16.6%	3,004	10.5%
Impairment and other related charges	—		143		(143)
Operating income	994	0.5%	1,555	0.9%	(561)
Other income (expense):
Interest expense	(906)	-0.5%	(812)	-0.5%	(94)	-11.6%
Other, net	758	0.4%	731	0.4%	27	3.7%
	(148)		(81)		(67)
Income before income taxes and equity income	846		1,474		(628)
Income tax provision (benefit)	337		(74)		411
Equity in earnings of equity-method investees	518		485		33
Income from continuing operations	1,027	0.6%	2,033	1.2%	(1,006)
Discontinued operations:
Income (loss) from discontinued operations, including
gain on disposal of $439 (Q2 2005)	12	0.0%	(1,833)	-1.1%	1,845
Income (loss) from discontinued operations	12		(1,833)		1,845
Net income	$1,039	0.6%	$200	0.1%	$839

	Quarter Ended
OPERATING DATA	September 30, 2006		October 1, 2005
Home manufacturing sales:
Floor shipments:
HUD Code	1,738		2,131
Modular	261		190
Total floor shipments	1,999		2,321
Home shipments:
Single section	242	21.8%	468	33.7%
Multi section	869	78.2%	921	66.3%
Total shipments	1,111	100.0%	1,389	100.0%
Shipments to company owned retail locations	(32)	2.9%	(42)	3.0%
FEMA shipments	—	0.0%	(211)	15.2%
Wholesale shipments to independent retailers	1,079	97.1%	1,136	81.8%
Retail sales:
Single section	16	43.2%	15	27.3%
Multi section	21	56.8%	40	72.7%
Total sales	37	100.0%	55	100.0%
Cavalier produced homes sold	31	83.8%	50	90.9%
Used homes sold	6	16.2%	5	9.1%
Other operating data:
Installment loan purchases	$10,122		$13,204
Capital expenditures	$223		$451

	Year-to-Date Ended
	September 30, 2006		October 1, 2005
Home manufacturing sales:
Floor shipments:
HUD Code	6,734		7,334
Modular	622		501
Total floor shipments	7,356		7,835
Home shipments:
Single section	1,476	33.6%	940	21.5%
Multi section	2,911	66.4%	3,424	78.5%
Total shipments	4,387	100.0%	4,364	100.0%
Shipments to company owned retail locations	(128)	2.9%	(159)	3.6%
FEMA shipments	(419)	9.6%	(211)	4.8%
Wholesale shipments to independent retailers	3,840	87.5%	3,994	91.5%
Retail sales:
Single section	37	28.9%	46	29.9%
Multi section	91	71.1%	108	70.1%
Total sales	128	100.0%	154	100.0%
Cavalier produced homes sold	111	86.7%	141	91.6%
Used homes sold	17	13.3%	13	8.4%
Other operating data:
Installment loan purchases	$31,458		$31,978
Capital expenditures	$1,496		$832
Home manufacturing facilities (operating)	7		7
Independent exclusive dealer locations	85		115
Company-owned retail locations	4		4

Quarter ended September 30, 2006 and October 1, 2005

Revenue

Revenue for the third quarter of 2006 totaled $50,900, decreasing $6,391 or 11.2%, from 2005’s third quarter revenue of $57,291. Home manufacturing net sales accounted for virtually the entire decrease, declining to $47,945 from $53,711 in the third quarter of 2005. Home shipments decreased 20.0%, with floor shipments decreasing by 13.9%. The decrease in manufactured home revenue and shipments were due primarily to the hurricane Katrina FEMA units shipped in the third quarter of 2005 of 211 units/floors for $6,369. Multi-section home shipments, as a percentage of total shipments, were 78.2% in the third quarter of 2006 as compared to 66.3% in 2005. Single-section homes, as a percentage of total shipments, decreased to 21.8% in the third quarter of 2006 from 33.7% in the same quarter of 2005. The primary cause of the bulge in single-section shipments in the third quarter 2005 was due to single-section units shipped into the Gulf Coast region in connection with the hurricane (FEMA) rebuilding efforts. Excluding the FEMA shipments, the Company attributes the slight decrease in sales and shipments primarily to weaker than anticipated market conditions. Of these non-FEMA shipments, 60% in 2006 and 63% in 2005 were to exclusive dealers. The number of dealers participating in the Company’s exclusive dealer program declined from 115 at October 1, 2005 to 85 at September 30, 2006. The reduction in the exclusive dealer program is due in part to some dealers closing all or a portion of their retail lots as well as a change in the Company’s marketing focus. The Company has added programs available to its dealers in an effort to increase its overall shelf space, which has in turn encouraged some dealers to move from its exclusive program to another program offered by the Company. Actual shipments of homes for the third quarter of 2006 were 635 versus 745 in 2005. Inventory of the Company’s product at all retail locations, including Company-owned retail centers, increased to approximately $85,485 at September 30, 2006 from $81,441 at October 1, 2005.

Revenue from the financial services segment decreased 17.5% to $777 for the third quarter of 2006 compared to $942 in 2005. The revenue decrease is primarily due to reduced interest income based on a lower portfolio balance throughout the quarter compared to the same period in 2005. During the third quarter of 2006, CIS Financial Services, Inc. (“CIS”), the Company’s wholly owned finance subsidiary, purchased contracts totaling $10,122 and sold installment contracts totaling $10,606. In the same period of 2005, CIS purchased contracts of $13,204 and sold installment contracts totaling $9,395. CIS does not retain the servicing function and does not earn the interest income on these re-sold loans.

Revenue from the retail segment decreased by $460 to $2,178 for the third quarter of 2006 compared to $2,638 for 2005 due to a general softening in the markets served by the 4 retail locations.

Gross Profit

Gross profit was $8,541, or 16.8% of total revenue, for the third quarter of 2006, down from $11,437, or 20.0%, in 2005. The decrease in gross profit and gross margin is primarily the result of shipments in the third quarter 2005 of 211 FEMA related homes and their slightly higher than standard product gross margin which did not reoccur in the current period. Additionally, the Company has experienced price increases in substantially all raw materials (certain prices continue to increase) and overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices), which continue to negatively impact gross profit.

Selling, General and Administrative

Selling, general and administrative expenses during the third quarter of 2006 were $9,669 or 19.0 % of total revenue, compared to $9,928 or 17.3 % in 2005, a decrease of $259. Lower selling, general and administrative costs were primarily impacted by lower compensation costs of $709, an improvement in performance of the Company’s installment contract portfolio which resulted in lower repossessions’ costs of $121 and lower audit and accounting costs of $66. These reduced costs were partially offset by increased employee benefit costs of $605 related primarily to health insurance expense due to a higher level of employment for the current-year period, due in part to the re-opening of the Company’s Winfield facility. Additionally, dealer promotional costs increased by $182 during the comparison period.

Operating Income (Loss)

Operating loss for the quarter was $1,128 compared to income of $1,509 in the third quarter of 2005. Segment operating results were as follows: (1) Home manufacturing operating loss, before intercompany eliminations, was $142 in the third quarter of 2006 as compared to income of $2,788 in 2005. The home manufacturing operating loss was primarily due to the absence of $6,369 of FEMA related shipments. (2) Financial services operating income was $158 in the third quarter of 2006 as compared to $225 in 2005 primarily due to lower interest and fee income driven by a lower portfolio throughout the quarter. (3) The retail segment’s operating results were a loss of $178 in the third quarter of 2006 compared to a loss of $70 in 2005. A revenue decline of $460 to $2,178 from $2,638 was the primary cause for the change. (4) General corporate operating expense, which is not identifiable to a specific segment, decreased from $1,401 in the third quarter of 2005 to $928 in 2006 primarily due to reductions in fees associated with legal and auditing services along with a reduction in incentive compensation.

Other Income (Expense)

Interest expense for the quarter was $275 compared to $256 in the third quarter of 2005. The increase of $19 is primarily due to interest recorded in the third quarter related to the state tax matter discussed below in “Income Tax Provision (Benefit)”.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net increased $101 to $299 for the third quarter of 2006 from $198 for the same period in 2005. Higher cash investment levels and rates of return were the primary drivers of this increase.

Income (Loss) from Continuing Operations before Income Taxes

The Company’s pre-tax loss for the third quarter was $1,104 compared to pre-tax income of $1,451 in the third quarter of 2005, a decrease of $2,555, primarily as a result of lower revenue and a decrease in gross margin.

Income Tax Provision (Benefit)

During the third quarter of 2006, the Company recorded an income tax benefit of $147, comprised of a tax benefit of $294 on the current quarter’s pre-tax loss, offset by (i) a state income tax provision of $234 related to a state consolidated tax return matter that the Company believes will result in additional tax payments on prior year returns, and (ii) after review, an adjustment to the deferred tax asset valuation allowance, which provided additional income tax benefits of $87. As of September 30, 2006, the Company maintained a valuation allowance of $12,644. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

During the third quarter of 2005, the Company recorded an income tax provision of $11 for state income taxes payable for certain subsidiaries.

Equity in Earnings of Equity-Method Investees

The Company’s equity in earnings of equity-method investees was $169 for the third quarter of 2006 compared to $117 in 2005.

Income from Discontinued Operations

In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft. Worth, Texas and subsequently sold the facility in the second quarter of 2005. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service. The line item “Income from discontinued operations” of $28 for the third quarter of 2005 was due primarily to a reduction of the reserve for repurchase commitments due to the reduction (sell off) of the Fort Worth Division inventory on dealer locations.

In the fourth quarter of 2005, it became appropriate under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the Company to classify its Ft. Worth operations as discontinued operations, and accordingly, reclassified the information previously reported in its consolidated statements of operations.

Net Income (Loss)

Net loss for the third quarter of 2006 was $788 or $0.04 per diluted share compared to net income of $1,585 or $0.09 per diluted share in the same period last year.

Year-to-date ended September 30, 2006 and October 1, 2005

Revenue

Revenue for the first nine months of 2006 totaled $184,625, increasing $12,210, or 7.1%, from 2005’s first nine month’s revenue of $172,415.

Home manufacturing net sales accounted for virtually the entire increase, rising to $175,049. Home manufacturing net sales for the first nine months of 2005 were $163,084. Home shipments increased 0.5%, with floor shipments decreasing by 6.1%. Multi-section home shipments, as a percentage of total shipments, were 66.4% in the first nine months of 2006 as compared to 78.5% in 2005. Single-section homes, as a percentage of total shipments, increased to 33.6% in the first nine months of 2006 from 21.5% in the same period of 2005, primarily due to the Company’s participation in building single-section homes as a part of the FEMA disaster relief for victims of the 2005 hurricanes, of which 419 homes were shipped in the first nine months of 2006 compared to 211 homes in the first nine months of 2005. Cavalier attributes the increase in sales primarily to FEMA units sold, which totaled approximately $13,000 in the first nine months of 2006 compared to $6,369 in the first nine months of 2005. Of these shipments, excluding FEMA units, 60% in 2006 and 62% in 2005 were to exclusive dealers. Actual shipments of homes for the first nine months of 2006 were 4,387 versus 4,364 in 2005. Inventory of the Company’s product at all retail locations, including Company-owned retail sales centers, increased slightly to approximately $85,485 at September 30, 2006 from $81,441 a year ago.

In conjunction with the quarterly review of its critical accounting estimates, the Company evaluates its historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default. Based on continuing improvements in dealers’ circumstances (for which the Company’s financial statement is positively impacted), the Company previously recorded a change in accounting estimate reducing the reserve by $409 in the first nine months of 2005. The Company’s losses under its inventory repurchase agreements have significantly improved in recent years. While overall industry conditions remain stable, it is problematic to forecast future dealer failures.

Revenue from the financial services segment increased 11.7% to $2,497 for the first nine months of 2006 compared to $2,236 in 2005. During the first nine months of 2006, CIS purchased contracts of $31,458 and sold installment contracts totaling $34,604. In the same period of 2005, CIS purchased contracts of $31,978 and sold installment contracts totaling $23,843. CIS does not retain the servicing function and does not earn the interest income on these re-sold loans. The decrease in the installment loan portfolio at September 30, 2006 is primarily from sales of loans outstanding at year end, including land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at December 31, 2005 were $6,972 of land/home loans, of which $6,797 were sold in the first nine months of 2006. At September 30, 2006, the Company had $4,075 land/home loans in its portfolio.

Revenue from the retail segment was $7,079 for the first nine months of 2006 compared to $7,095 for the same period in 2005, a slight decrease of $16.

Gross Profit

Gross profit was $32,612, or 17.7% of total revenue, for the first nine months of 2006, versus $30,312, or 17.6%, in 2005. The $2,300 increase in gross profit is primarily the result of higher sales volume in the first nine months of 2006 versus the first nine months of 2005. Additionally, higher comparable sales prices began to recover the steady increases in raw material costs which took place over the past year. The Company has experienced price increases in substantially all raw materials (certain prices continue to increase) and overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices).

The Company evaluates actual warranty costs on a quarterly basis in conjunction with the review of its liability for product warranty. Based on these evaluations, which included lower than projected actual experience for warranty service related to FEMA homes, the Company recorded changes in accounting estimates in the first nine months of 2006 totaling $159.

Selling, General and Administrative

Selling, general and administrative expenses during the first nine months of 2006 were $31,618, or 17.1% of total revenue, compared to $28,614 or 16.6% in 2005, an increase of $3,004. Selling, general and administrative costs reflected primarily higher compensation costs of $1,060, a portion of which is due to increased plant supervisory costs, including costs at the re-opened Winfield facility. The increase also includes higher employee benefit costs of $1,595 related primarily to health insurance expense on a higher level of employment for the current-year period and the re-opening of the Winfield facility. Additionally, efforts to boost sales, including advertising programs and product/dealer shows, resulted in increased costs of $1,008 for advertising and dealer promotion costs. These increases in costs were somewhat offset by an improvement in performance in the Company’s installment contract portfolio which resulted in lower repossessions’ cost of $559.

Impairment and Other Related Charges

During the first nine months of 2005, the Company recorded impairment and other related charges of $143 to write down property, plant and equipment in connection with the valuation of a home manufacturing facility closed in a prior year.

Operating Income

Operating income for the first nine months of 2006 was $994 compared to $1,555 in the first nine months of 2005. Segment operating results were as follows: (1) Home manufacturing operating profit, before intercompany eliminations, was $4,294 in the first nine months of 2006 as compared to $5,912 in 2005. The decreased home manufacturing operating profit is primarily due to the impact of the single-section homes sold as a part of the FEMA disaster relief for victims of the 2005 hurricanes, which began in September 2005, and higher selling, general and administrative expenses mentioned above, offset in part by improved gross profits in 2006. (2) Financial services operating income increased to $776 in the first nine months of 2006 from $78 in 2005 due primarily to a reduction in repossession losses on the Company’s installment loan portfolio. (3) The retail segment’s operating loss was $218 in the first nine months of 2006 versus a loss of $7 in 2005. (4) General corporate operating expense, which is not identifiable to a specific segment, declined to $3,574 in the first nine months of 2006 compared to $4,068 in 2005.

Other Income (Expense)

Interest expense for the first nine months of 2006 was $906 compared to $812 in 2005. The increase of $94 is primarily due to higher interest charges for borrowings during the first quarter of 2006 under the revolving line of credit to fund short term cash requirements to complete the FEMA order and interest expense recorded in the third quarter of 2006 related to the state tax matter discussed above, which is expected to have an unfavorable outcome.

Other, net, is comprised primarily of interest income (unrelated to financial services) and gains related to cost-method investees. Other, net increased $27 primarily due to higher interest income earned in 2006 on higher amounts of invested funds as compared to 2005, as well as a better rate of return. Also, a gain of $89 was recorded on the sale of a portion of the Company’s interest in a cost-method investee in 2006.

Income from Continuing Operations before Income Taxes

The Company’s pre-tax income for the first nine months of 2006 was $846 compared to $1,474 in the first nine months of 2005, a decrease of $628, primarily as a result of the factors discussed above.

Income Tax Provision (Benefit)

During the first nine months of 2006, the Company recorded an income tax provision of $337, which includes an income tax provision based on a 45% effective tax rate, or $619, plus $234 for the additional state income tax provision related to the state income consolidation matter discussed above, reduced by deferred tax benefits of $516. As of September 30, 2006, the Company maintained a valuation allowance of $12,644. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required.

During the first nine months of 2005, the Company recorded an income tax benefit of $3 for state income taxes receivable for certain subsidiaries, recognized an income tax benefit of $132 representing settlement of prior year state tax matters, and recorded an income tax provision of $61 for settlement of prior year federal income taxes payable. The Company did not record any federal income tax benefit for net operating losses in the year-to-date period of 2005 because management believed it was not appropriate to record income tax benefits on losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109.

Equity in Earnings of Equity-Method Investees

The Company’s equity in earnings of equity-method investees remained consistent at $518 for the first nine months of 2006 compared to $485 in 2005.

Income (Loss) from Discontinued Operations

In February 2005, the Company announced its decision to close an underperforming home manufacturing plant in Ft. Worth, Texas and subsequently sold the facility in the second quarter of 2005. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service. The Company recorded involuntary termination benefits of $878 during the first nine months of 2005 and sold the Ft. Worth facility in June 2005 realizing a gain of $439. Both of these amounts are included in the line item “Income (loss) from discontinued operations” in the accompanying condensed consolidated statements of operations.

In the fourth quarter of 2005, it became appropriate under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the Company to classify its Ft. Worth operations as discontinued operations, and accordingly, reclassified the information previously reported in its consolidated statements of operations.

Net Income

The net income for the first nine months of 2006 was $1,039 or $0.06 per diluted share compared to $200 or $0.01 per diluted share for the first nine months of 2005.

Liquidity and Capital Resources

	Balances as of
	September 30, 2006	December 31, 2005
Cash, cash equivalents & certificates of deposit	$19,334	$14,379
Working capital	$25,911	$24,216
Current ratio	1.7 to 1	1.4 to 1
Long-term debt	$6,375	$7,631
Ratio of long-term debt to equity	0.1 to 1	0.1 to 1
Installment loan portfolio	$11,884	$15,067

Year -to-date ended September 30, 2006

Cash increased $4,955 from $14,379 at December 31, 2005 to $19,334 at September 30, 2006.

Operating activities provided net cash of $24,305 primarily due to:

(a)	the net sale of installment contracts of $3,253,
(b)	a decrease in accounts receivable of $28,264 which is primarily for collections on receivables related to FEMA disaster relief homes,
(c)	a reduction in accounts payable of $2,341,
(d)	a net decrease of $3,962 in amounts payable under dealer incentive programs, primarily representing rebates paid on homes shipped, and
(e)	a decrease of $2,437 in accrued compensation and related withholdings, including incentive compensation paid on 2005 annual profits.

Historically, the FEMA receivables were outstanding for a longer period of time than the Company’s other receivables. Of the $35,365 FEMA receivables outstanding at December 31, 2005, the entire amount was collected during the first quarter of 2006.

The Company’s capital expenditures were $1,496 during the first nine months of 2006, including

(a)	normal property, plant and equipment additions and replacements,
(b)	the completion of a finishing plant at its Winfield, Alabama facility, and
(c)	improvements to assist in the manufacture of more complex products in its Addison, Alabama plants.

During the fourth quarter of 2005, the Company borrowed $17,750 under the revolving line of credit, in order to fund the Company’s short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. The decrease in long-term debt for the first nine months of 2006 was due to scheduled principal payments of $1,198. Borrowings under the Company’s retail floor plan agreement decreased by $279 from December 31, 2005, primarily due to repayments of outstanding amounts under this plan, which is expected to reduce interest expense in future periods.

The decrease in the installment loan portfolio at September 30, 2006 is primarily from sales of loans outstanding at year end, including land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at December 31, 2005 were $6,972 of land/home loans, of which $6,459 were sold in the first nine months of 2006. At September 30, 2006, the Company had $4,075 land/home loans in its portfolio. As the Company increases its land/home loan purchases, short-term cash requirements will increase due to the length of time involved in consummating the sales transaction. The Company expects to utilize cash on hand to fund these loan purchases.

Year -to-date ended October 1, 2005

Cash decreased $17,280 from $31,674 at December 31, 2004 to $14,394 at October 1, 2005.

Operating activities used net cash of $18,728 primarily due to:

(a)	a net purchase of installment contracts of $7,560,
(b)	an increase in accounts receivable of $9,491,
(c)	an increase in inventory of $12,349, and
(d)	an increase in accounts payable of $7,536.

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

The Company’s capital expenditures were $832 during the first nine months of 2005 primarily for normal property, plant and equipment additions and replacements.

During the first nine months of 2005, the Company completed the sale of certain assets, including real property associated with the closed Ft. Worth, Texas facility and two previously idled retail locations, for $3,537. In accordance with the terms of the Company’s credit facility, a portion ($2,350) of the proceeds from these sales were used to pay down the real estate term loan.

The Company entered into a retail floor plan agreement during the third quarter of 2004 for its Company-owned retail stores. The borrowings under this agreement increased from December 31, 2004 by $1,365. The decrease in long-term debt for the first nine months of 2005 was due to scheduled principal payments of $1,340 and the $2,350 pay-down on the real estate term loan using a portion of the proceeds from the sales mentioned above.

General Liquidity and Debt Agreements

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

The Company’s trend of cash used in operating activities over the past several years is a direct result of the previous downturn in the industry and the Company’s net losses as a result. The industry was impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. Each of these factors contributed to a reduction in wholesale industry shipments to a 42 year low in 2004. However, in the first nine months of 2006, the Company’s cash position improved significantly due primarily to collections on FEMA related receivables that were outstanding at December 31, 2005.

During 2005, the Company entered into agreements as a subcontractor to provide 2,638 homes to the Federal Emergency Management Agency (FEMA) as part of that agency’s hurricane relief efforts. In order to fund the Company’s short term cash needs required to fulfill the orders of FEMA homes, on December 6, 2005, the Company amended its credit facility (the “Credit Facility”) with its primary lender to provide for an available revolving line of credit during the period from October 25, 2005 through April 30, 2006 (the “first temporary advance period”) of $50,000 and during the period from May 1, 2006 through July 31, 2006 (the “second temporary advance period”) of $25,000, effectively waiving temporarily the tangible net worth requirement listed below. Additionally, on May 23, 2006, the capital expenditure covenant was modified to allow for capital expenditures of $3,000 for the year ended December 31, 2006 and thereafter and the collateral requirement was amended to exclude CIS’s loans receivable with origination dates less than 365 days old. The maturity date under the revolving line of credit remains at April 2007.

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

At September 30, 2006, under the revolving line of credit, $12,023 was available after deducting letters of credit of $5,753. During the fourth quarter of 2005, the Company borrowed $17,750 under the revolving line of credit, in order to fund the Company’s short term cash needs required to fulfill the outstanding FEMA order. The amount outstanding under this line of credit as of December 31, 2005 was $17,750. During the first quarter of 2006, the line of credit balance was paid in full.

The real estate term loan agreement contained in the Credit Facility provided for borrowings of $10,000, of which $4,031 and $4,219 was outstanding at September 30, 2006 and December 31, 2005, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit the Company’s ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $3,000 for the year ended December 31, 2006 and thereafter. In addition, the Credit Facility contains certain financial covenants requiring the Company to maintain on a consolidated basis certain defined levels of debt to consolidated liabilities (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.5 to 1 for the years ending December 31, 2006 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At September 30, 2006, the Company was in compliance with its debt covenants.

The Company has amounts outstanding under five Industrial Development Revenue Bond issues (“Bonds”) which totaled $3,900 and $4,910 at September 30, 2006 and December 31, 2005, respectively. Four of the bond issues bear interest at variable rates ranging from 4.85% to 5.40% and mature at various dates through April 2009. One of the bond issues is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 4.14% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of the Company’s plant facilities and equipment.

The Company has $1,711 and $1,990 of notes payable under a retail floor plan agreement at September 30, 2006 and December 31, 2005, respectively. The notes are collateralized by certain Company-owned retail stores’ new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

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

The Company is contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of its products. Under the repurchase agreements, the Company was contingently liable at September 30, 2006, to financial institutions providing inventory financing for retailers of its products up to a maximum of approximately $61,000 in the event the Company must perform under the repurchase commitments.

The Company and certain of its equity partners have guaranteed certain debt for two companies in which the Company owns a one-third interest. The guarantees are limited to 40% of the outstanding debt. At September 30, 2006, $1,715 of debt was outstanding, of which the Company had guaranteed $686.

The Company has provided letters of credit totaling $5,753 as of September 30, 2006 to providers of certain of its surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The Company has recorded insurance expense based on anticipated losses related to these policies.

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

The Company purchases retail installment contracts from its dealers, at fixed interest rates, in the ordinary course of business, and periodically resells a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces the Company’s exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. The Company’s portfolio consisted of fixed rate contracts with interest rates generally ranging from 8.0% to 14.0% and an average original term of 236 months at September 30, 2006. The Company estimated the fair value of its installment contracts receivable at $11,635 using discounted cash flows and interest rates offered by CIS on similar contracts at September 30, 2006.

The Company has one industrial development revenue bond issue that is exposed to interest rate changes. Since this borrowing is floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, the Company has four industrial development revenue bond issues at fixed interest rates. The Company estimated the fair value of its debt instruments at $7,438 using rates at which the Company believes it could have obtained similar borrowings at September 30, 2006.

Additionally, the Company has a revolving line of credit (of which no amounts were outstanding at September 30, 2006) and a note payable under a retail floor plan agreement that are exposed to interest rate changes, as they are floating rate debt based on the prime interest rate. The Company has $1,711 and $1,990 of notes payable under a retail floor plan agreement at September 30, 2006 and December 31, 2005, respectively. The notes bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of September 30, 2006. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2006.

Changes in Internal Controls Over Financial Reporting

The Company experienced turnover related to a key position in the Financial Close and Reporting process during the third quarter of 2006. The Corporate Controller - External Reporting and Tax position was vacated during the quarter. The position was filled in early October, prior to completing and filing the third quarter Form 10-Q. Management took the following actions to address these changes in the interim period, and the performance of related internal controls for this Form 10-Q as follows:

•
Reassigned duties and performance of controls performed by the previous Corporate Controller - External Reporting and Tax to the Corporate Controller - Internal Reporting, the Assistant Controller - External Reporting, the CFO; and to the extent possible to the newly hired Corporate Controller for External Reporting and Tax and,

•	Increased supervision, monitoring and review of the financial reporting and Form 10-Q process by the CFO.
•	Engaged consulting resources to assist in the Form 10-Q preparation process.

 Based on these actions taken, management has determined the change in the corporate accounting department during the third quarter of 2006 does not result in deficiencies that are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information related to processes and controls involved in producing this Form 10-Q.

For the purpose of management’s annual assessment of Internal Controls over Financial Reporting as required by section 404 of the Sarbanes-Oxley Act of 2002, testing of changes to internal controls related to the hiring of new Accounting Staff will occur in the fourth quarter, after those resources have been in place for a sufficient period of time for the controls for which they are responsible to be tested. There can be no assurance at this time that testing will prove the controls effective, or will not result in a deficiency in Internal Controls Over Financial Reporting as of the assessment date.

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

CAVALIER HOMES, INC. (Registrant)

Date: November 6, 2006	/s/ David A. Roberson
David A. Roberson
President and Chief Executive Officer

Date: November 6, 2006	/s/ Michael R. Murphy
Michael R. Murphy
Chief Financial Officer
(Principal Financial and Accounting Officer)