Form 10-K
period 2006-12-31
CAVALIER HOMES INC
filed 2007-03-08
CIK 789863

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non- accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐    Accelerated Filer ☒    Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the closing price of such stock on the American Stock Exchange as of July 1, 2006, was $79,503,376.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 2, 2007.
Common, $0.10 par value: 18,344,580

Documents Incorporated by Reference
Part III of this report incorporates by reference certain portions of the Registrant’s Proxy Statement for its Annual Meeting of Stockholders to be held May 22, 2007.

CAVALIER HOMES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2006

PART I

ITEM 1.	BUSINESS (all dollars in thousands)

Overview

Cavalier Homes, Inc., incorporated in 1984, is a Delaware corporation with its executive offices located at 32 Wilson Boulevard 100, Addison, Alabama 35540. Unless otherwise indicated by the context, references in this report to the terms “we,” “us,” “our” or to “Cavalier” include Cavalier Homes, Inc., its subsidiaries, divisions of these subsidiaries and their respective predecessors, if any. Cavalier is engaged in the production, sale, financing and insuring of manufactured homes.

We have three reportable segments: home manufacturing, financial services, and retail home sales. Our reportable segments are organized around products and services. Revenue, operating income (loss), identifiable assets and other financial data of our industry segments for the three years ended December 31, 2006 are contained in Note 12 of Notes to Consolidated Financial Statements in Part II.

During 2005, we entered into agreements as a subcontractor to provide 2,638 homes to the Federal Emergency Management Agency (“FEMA”) as part of that agency’s hurricane relief efforts. In September 2005, we re-opened our Winfield, Alabama facility in order to assist in the production of the FEMA units. Revenue for shipments of homes to FEMA under these agreements was recorded in the last two quarters of 2005 and the first quarter of 2006. Shipments under these agreements had a significant impact on our results of operations and the manufactured housing industry during these three quarters.

Home Manufacturing Operations

At December 31, 2006, we owned seven home manufacturing facilities (excludes idled facilities) engaged in the production of manufactured homes, one plant that manufactures laminated wallboard and a cabinet manufacturing/assembly operation. See “Item 2. Properties.” Our operating home manufacturing facilities normally function on a single-shift, five-day week basis with the approximate annual capacity to produce approximately 19,000 floors depending on model mix and geographic demand.

The management of each of our home manufacturing units typically consists of a president or general manager, a production manager, a controller, a service manager, a purchasing manager and a quality control manager. These mid-level management personnel manage our home manufacturing operations, and typically participate in an incentive compensation system based upon their respective operation’s profitability.

The following table sets forth certain sales information for 2006, 2005, and 2004:

	For the Year Ended December 31,
	2006		2005		2004
Number of homes sold:
Floor shipments:
HUD code	8,261	91%	10,648	94%	10,372	96%
Modular	840	9%	641	6%	400	4%
Total floor shipments	9,101	100%	11,289	100%	10,772	100%
Home shipments:
Single section	1,669	31%	3,221	45%	1,949	31%
Multi section	3,678	69%	4,005	55%	4,387	69%
Total home shipments	5,347	100%	7,226	100%	6,336	100%

We design and manufacture a wide range of homes with a focus on serving the low- to medium-priced manufactured housing market in the South Central and South Atlantic regions of the United States. Over the past five to six years, we have implemented plans to standardize parts and specifications to facilitate our ability to interchange production between home manufacturing facilities to better manage both order backlog and delivery cost. Additionally, basic product design and price point strategies are managed from an overall Company perspective to maximize dealer and retail customer penetration and minimize costs both from a manufacturing standpoint as well as for material purchases.

Construction of a home begins by welding steel frame members together and attaching axles, wheels and tires. The frame is then moved through the plant, stopping at a number of workstations where various components and sub-assemblies are attached. Certain sub-assemblies, such as floors, cabinets, ceilings and wall systems, are assembled at offline workstations. Sheetrock is being used on a frequent basis for wall construction, which may increase the manufacturing time. It takes approximately two to six days to complete construction of a home, depending on the particular size and options. The completed home is sold ready for connection to customer-supplied utilities. We believe the efficiency gained in producing many homes of similar design in a controlled manufacturing environment affords us faster completion time, greater consistency to specifications, and more predictable costs than a traditional site-built home.

The principal raw materials we purchase are steel, lumber, panels, sheetrock, vinyl siding, roofing materials, insulating materials, electrical supplies, appliances, roof trusses, plumbing fixtures, floor covering, and windows. Currently, we maintain approximately two to four weeks’ inventory of raw materials. We are dependent on a single source of supply for insulation, foam seal, and shingles. Our inability to obtain any materials used in the production of our homes, whether due to material shortages, destruction of manufacturing facilities or other events affecting production of these component parts, could affect our ability to meet or maintain production requirements.

Our component manufacturing/assembly subsidiaries provide most laminated wallboards and cabinets for our home manufacturing facilities. Additionally, certain of our home manufacturing facilities currently purchase lumber and roof trusses from joint ventures in which we own an interest. We believe prices we obtain for these products, from our joint ventures, are competitive with our other sources of supply.

Because the cost of transporting a manufactured home is significant, there is a practical limit to the distance between a manufacturing facility and our dealers. We believe that the location of our manufacturing facilities in multiple states allows us to serve more dealers in more markets. We generally arrange, at the dealer’s expense, for the transportation of finished homes to dealers using independent trucking companies. Dealers are responsible for placing the home on site, combining of multi-section homes, making utility connections and providing and installing certain accessory items and appurtenances, such as decks, air conditioning, carports and foundations.

Products

Our homes include both single-section and multi-section models, with the substantial majority of such products being “HUD Code Homes” which are manufactured homes that meet the specifications of the National Manufactured Home Construction and Safety Standards Act of 1974, as amended, and administered by the U.S. Department of Housing and Urban Development (“HUD”). Additionally, we produce multi-section modular homes, which are constructed to either local or regional building codes. The sections of some of the modular homes we produce are built on wooden floor systems and transported on carriers that are subsequently removed when positioned at the home site. Single-section homes are typically 16 feet wide and 80 feet in length and contain approximately 1,200 square feet. The multi-section models consist of two or more floor sections that are joined at the home site, vary in length from 48 to 80 feet and contain approximately 1,200 to 2,300 square feet. We provided specialized homes for FEMA’s disaster relief efforts in both 2004 and 2005. Disaster relief products were single-section homes 14 feet wide and 66 feet in length (2004) and 14 feet wide and 60 feet in length (2005) and contained approximately 900 square feet.

We currently offer approximately 250 different models of manufactured homes, including modular homes, with a variety of décors that are marketed under multiple brand names. The homes typically include a living room, dining area, kitchen, two to four bedrooms and two bathrooms. Each home contains a cook top/range and oven, refrigerator, microwave, dishwasher, water heater and central heating. Customers also may choose from available options including gas appliances, style and color of kitchen cabinets, various décor packages, recessed frames for use with permanent foundations and wind load and thermal options for use in certain geographic areas.

Our product development and engineering personnel design homes in consultation with operating management, sales representatives and dealers. They also evaluate new materials and construction techniques and use computer-aided and other design methods in a continuous program of product development, design and enhancement. Our product development activities do not require significant capital investments.

Our sales backlog was approximately $4,000 at December 31, 2006 compared to approximately $36,600 at December 31, 2005. Our inventory levels, taking into account the number of operating facilities, are historically lower at year end during the idle period and return to normal levels at the end of the first quarter of each year. Inventory levels and sales backlog were higher than normal at December 31, 2005 due to restrictions by FEMA on our shipments, which prevented us from producing and delivering a number of finished homes in December 2005. These homes were subsequently delivered in the first quarter of 2006.

Independent Dealer Network, Sales and Marketing

At December 31, 2006, we had 75 participating dealer locations selling our homes under our Exclusive Dealer Program, which included four Company-owned retail locations. In addition, we market our homes through approximately 262 active non-exclusive independent dealer locations.

Since 1991, we have sold homes through our independent exclusive dealer network. Our independent exclusive dealers market and sell only homes manufactured by us, while our independent non-exclusive dealers typically will choose to offer the products of other manufacturers in addition to ours. Our number of independent exclusive dealers and the percentage of our sales represented by them are summarized in the following table:

As of December 31,	2006	2005	2004
Number of independent exclusive dealer locations	71	113	127
Percentage of manufactured home sales (excluding FEMA sales)	58%	70%	62%

A significant majority of the decrease in exclusive dealer locations from 2005 to 2006 represents dealers who transferred to a Cavalier dealer program other than our exclusive dealer program.

Through our finance subsidiary, CIS Financial Services, Inc. (“CIS”), we purchase qualifying retail installment sales contracts primarily for manufactured homes sold through our dealer network.

Approximately 93.7% of our sales in 2006 (excluding FEMA) were to dealers operating sales centers in our core states as follows: Louisiana - 19.7%, North Carolina - 14.2%, Alabama - 12.8%, Mississippi - 9.6%, Georgia - 9.4%, Arkansas - 8.8%, South Carolina - 7.5%, Florida - 4.3%, Missouri - 3.5%, Tennessee - 2.1%, and Oklahoma - 1.8%.

Generally, we have written agreements with our independent dealers, which may be terminated at any time by either party, with or without cause, after a short notice period. We do not have any control over the operations of, or financial interests in, any of our independent dealers, including any of our independent exclusive dealers. The largest independent dealer accounted for approximately 7.0% of sales in 2006, excluding FEMA-related sales. During 2006 and 2005, hurricane disaster relief homes accounted for 5.7% and 25.6%, respectively, of total sales.

We believe that our independent dealer network enables us to avoid the substantial investment in management, capital and overhead associated with company-owned sales centers. To enable dealers to maximize retail market penetration and enhance customer service, typically only one dealer within a given market area distributes a particular product line of ours. We believe our strategy of selling homes through independent dealers helps to ensure that our homes are competitive with those of other manufacturers in terms of consumer acceptability, product design, quality and price. Accordingly, a component of our business strategy is to continually strengthen our dealer relations. We believe our relations with our independent dealers, including our independent exclusive dealers, are good.

Our sales force is generally organized based on a geographic region with a regional sales manager and sales representatives who are compensated primarily on a commission basis. The sales representatives are charged with the day-to-day servicing of the needs of our independent dealers, including our exclusive dealers. We market our homes through product promotions, participation in regional manufactured housing shows, advertisements in local media and trade publications. As of December 31, 2006, we maintained a sales force of 29 full-time salesmen and four full-time general sales managers.

Retail Financing and Insurance Activities

A significant factor affecting sales of manufactured homes is the availability and terms of financing. CIS purchases qualifying retail installment sales contracts for manufactured homes sold primarily through our dealer network and offers conventional, FHA, land/home and non-conforming mortgage products directly and indirectly. Additionally, we sell commissioned insurance products primarily to retail purchasers of our homes.

CIS seeks to provide competitive financing terms to customers of our dealers. CIS currently offers various conventional loan programs which require a down-payment or land equity ranging from 5% to 20% of the purchase price. Repayment terms generally range from 180 to 360 months, depending upon the type of home and amount financed, the amount of the down payment and the customer’s creditworthiness. CIS’s loans are secured by a purchase money security interest in the manufactured home and, in instances with land pledged as collateral, a real estate mortgage. As of December 31, 2006, all of CIS’s outstanding loans were secured. Loans purchased by CIS normally provide a fixed rate of interest with equal monthly payments and are non-recourse to the dealer. The interest rates applicable to CIS’s loan portfolio as of such date generally ranged from 7.5% to 14%, and the approximate weighted average annual percentage interest rate was 9.2%. Currently, CIS is qualified to do business in twenty states as a retail finance company and is qualified in fifteen of these states as a full service mortgage bank.

For those retail customers who meet CIS’s lending standards, CIS strives to provide prompt credit approvals and funding of loans. CIS continually reviews its policies and procedures to facilitate prompt decision-making on loan applications. In the event an installment sale contract becomes 10 days delinquent, CIS normally contacts the customer promptly in an effort to cure the delinquency. Once a customer has failed to cure a default, CIS begins repossession procedures. After repossession, CIS normally has the home delivered to a dealer’s sales center where CIS attempts to resell the home or contracts with an independent party to resell the home. To a limited extent, CIS sells repossessed homes at wholesale.

Beginning in 1998, the business focus of CIS changed from building, holding and servicing a portfolio of loans to purchasing loans from retail customers of its dealers and originating direct mortgage loans that are subsequently sold to other financial institutions, with limited recourse. Recourse is applicable in the case of fraud or misrepresentation. CIS may also be required to repurchase the loan from certain third party financial institutions if any of the first four payments on a loan become 90 days delinquent. We have never been obligated to repurchase the loans under the limited recourse provisions of these contracts. Additionally, we are growing our volume of mortgage loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. These loans are also sold to third party financial institutions. CIS does not retain the servicing function and does not earn interest income on those sold loans. Although the level of CIS’s future activities cannot presently be determined, we expect to utilize internally generated working capital and amounts generated from sales of loans under the retail finance agreements and mortgage agreements discussed in the previous paragraph to fund the purchase of retail installment sale contracts on homes sold by our dealers and may use borrowings to develop a portfolio of such installment sale contracts. We believe that our relationships with our dealers and brokers will assist the development of this business strategy.

We maintain a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on our historical loss experience, current economic conditions and portfolio performance.  Amounts provided for credit losses were $145, $857, and $75 in 2006, 2005, and 2004, respectively. Additionally, as a result of defaults, early payoffs and repossessions, net of recoveries, $272, $842, and $152 were charged against the reserve in 2006, 2005, and 2004, respectively. The reserve for credit losses at December 31, 2006 was $841 as compared to $968 at December 31, 2005.

In 2006, 2005, and 2004, CIS repossessed 22, 16, and 14 homes, respectively. Our inventory of repossessed homes was 5 homes at December 31, 2006 as compared to 9 homes at December 31, 2005. Our net losses resulting from repossessions on CIS purchased loans as a percentage of the average principal amount of such loans outstanding for fiscal 2006, 2005, and 2004 was 2.16%, 6.87%, and 1.53%, respectively. There can be no assurance that our future results with respect to delinquencies and repossessions will be consistent with our past experience.

The loan portfolio contains loans identified as presenting uncertainty with respect to collectibility (customers in bankruptcy). These loans totaled $544 (16 loans) and $631 (16 loans) at December 31, 2006 and 2005, respectively, and are excluded from the following two tables.

At December 31, 2006 and December 31, 2005, delinquencies, except for loans identified as presenting uncertainty with respect to collectibility, expressed as a percentage of the total number of installment sale contracts which CIS owned were as follows:

		Delinquency Percentage
December 31,	Total Number of Contracts	30 Days	60 Days	90 Days	Total
2006	249	1.72%	1.29%	0.43%	3.44%
2005	320	1.56%	0.00%	0.00%	1.56%

At December 31, 2006 and December 31, 2005, delinquencies, except for loans identified as presenting uncertainty with respect to collectibility, expressed as a percentage of the total outstanding principal balance of installment sale contracts which CIS owned were as follows:
			Delinquency Percentage
December 31,	Total Value of Contracts	30 Days	60 Days	90 Days	Total
2006	$12,265	1.77%	0.95%	0.56%	3.28%
2005	$15,067	1.46%	0.00%	0.00%	1.46%

Certain operating data relating to CIS are set forth in the following table:

	December 31,
	2006	2005	2004
Total loans receivable	$12,265	$15,067	$8,839
Allowance for credit losses	$841	$968	$953
Number of loans outstanding	249	320	221
Net loss ratio on average outstanding principal balance	2.16%	6.87%	1.53%
Weighted average annual percentage rate	9.2%	10.4%	11.0%

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, we evaluate the potential to sell all or a portion of our remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. CIS is currently selling loans to lenders under various retail finance contracts and mortgage contracts. We believe the periodic sale of installment and mortgage contracts under these retail finance and mortgage agreements will reduce requirements for both working capital and borrowings, increase our liquidity, reduce our exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. There can be no assurance, however, that additional sales will be made under these agreements, or that we will be able to realize the expected benefits from such agreements.

In late 2006, CIS was awarded up to $40,000 by the Federal National Mortgage Association (“Fannie Mae”) to implement a “High End Product Pilot Program” for HUD code manufactured multi-section homes. This program will allow “site-built” comparables, pricing and underwriting for high end HUD code multi-section homes for which enhanced property eligibility requirements are met. CIS expects to sell loans originated under this program, but will retain servicing of the loans. The first loan under this program is expected to be closed in the first quarter of 2007.

Wholesale Dealer Financing and Repurchase Obligations

In accordance with manufactured housing industry practice, our dealers finance a majority of their purchases of manufactured homes through wholesale “floor plan” financing arrangements. Under a typical floor plan financing arrangement, a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution which provides financing to the dealer customarily requires us to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the dealer, to repurchase the financed homes at a declining price based upon our original invoice date and price. A portion of purchases by dealers are pre-sold to retail customers and are paid through retail financing commitments.

The risk of loss under repurchase agreements is lessened by the fact that (i) sales of our manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 7.0% of sales in 2006, excluding FEMA-related homes, (ii) the price we are obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 to 24 months) and (iii) we historically have been able to resell homes repurchased from lenders. As of December 31, 2006, the maximum amount for which we are contingently liable under such agreements was approximately $62,000 for which we had a recorded reserve for repurchase commitments of $1,513. See “Item 7. Management’s Discussion and Analysis: Critical Accounting Estimates.”

Quality Control, Warranties and Service

We believe the quality in materials and workmanship, continuous refinement in design and production procedures as well as price and other market factors, are important elements in the market acceptance of manufactured homes. We maintain a quality control inspection program at various production stages. Our manufacturing facilities and the plans and specifications of our HUD-code manufactured homes have been approved by a HUD-designated agency. An independent, HUD-approved third-party regularly inspects our HUD-code manufactured homes for compliance during construction. Modular product is also inspected and/or certified on a state-by-state basis.

We provide the initial retail homebuyer with a one-year limited warranty against manufacturing defects in the home’s construction. Warranty services after the sale are performed, at our expense, by our personnel, dealers or independent contractors. Additionally, direct warranties often are provided by the manufacturers of specific components and appliances.

We generally employ a full-time service manager at each of our home manufacturing units and at December 31, 2006, employed 114 full-time service personnel to provide administrative and on-site service and to correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to us, and our management continues to place emphasis on diagnosing potential problem areas to help minimize costly field repairs. At December 31, 2006, we had established a reserve for future warranty claims of $11,900 relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Competition

The manufactured housing industry is highly competitive, characterized by low barriers to entry and severe price competition. Competition is based primarily on price, product features and quality, reputation for service quality, depth of field inventory, delivery capabilities, warranty repair service, dealer promotions, merchandising and terms of dealer (wholesale) and retail (consumer) financing. We also compete with other manufacturers, some of which maintain their own retail sales centers, for quality independent dealers. In addition, our manufactured homes compete with other forms of low-cost housing, including site-built, prefabricated, modular homes, apartments, townhouses and condominiums. The selection by retail buyers of a manufactured home rather than an apartment or other alternative forms of housing is significantly affected by their ability to obtain satisfactory financing. We face direct competition from numerous manufacturers, many of which possess greater financial, manufacturing, distribution and marketing resources.

According to the Manufactured Housing Institute’s (“MHI”) Monthly Economic Report, in December 2006 there were 67 manufacturers of manufactured homes which operated 205 facilities compared to 67 manufacturers which operated 217 facilities in December 2005. Our market share industry wide was 4.0% and 4.3% in 2006 and 2005, respectively. In our core states, our market share was 9.0% at December 31, 2006 and 9.4% at December 31, 2005. At December 31, 2006, our core states consisted of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, North Carolina, Oklahoma, South Carolina and Tennessee.

Our business strategy currently includes the continued operation of financial services provided through CIS. We believe that operations of CIS have a positive impact on our efforts to sell our products and enhance our competitive ability within the industry. However, due to strong competition in the retail finance segment of the industry from companies much larger than CIS, there can be no assurance that CIS will be able to expand its operations or that it will have a positive impact on our ability to compete.

Regulation

Our businesses are subject to a number of federal, state and local laws, regulations and codes. Construction of manufactured housing is governed by the National Manufactured Home Construction and Safety Standards Act of 1974, as amended, and regulations issued thereunder by HUD, which have established comprehensive national construction standards. The HUD regulations cover all aspects of manufactured home construction, including structural integrity, fire safety, wind loads, thermal protection and ventilation. Such regulations preempt state and local regulations on such matters. We cannot presently determine what, if any, legislation may be adopted by Congress or state or local governing bodies, or the effect any such legislation may have on us or the manufactured housing industry.

Our manufacturing facilities and the plans and specifications of our manufactured homes have been approved by a HUD-designated agency. Furthermore, an independent, HUD-approved third-party regularly checks our manufactured homes for compliance during construction. Failure to comply with the HUD regulations could expose us to a wide variety of sanctions, including closing our manufacturing facilities. We believe our manufactured homes meet or surpass all present HUD requirements.

HUD has promulgated regulations with respect to structural design, wind loads and energy conservation. Our operations were not materially affected by the regulations; however, HUD and other state and local governing bodies have these and other regulatory matters under continuous review, and we cannot predict what effect (if any) additional regulations promulgated by HUD or other state or local regulatory bodies would have on us or the manufactured housing industry.

Certain components of manufactured and modular homes are subject to regulation by the U.S. Consumer Product Safety Commission (“CPSC”), which is empowered to ban the use of component materials believed to be hazardous to health and to require the repair of defective components. The CPSC, the Environmental Protection Agency and other governmental agencies are evaluating the effects of formaldehyde. Regulations of the Federal Trade Commission also require disclosure of a manufactured home’s insulation specifications. Manufactured, modular and site-built homes may be built with compressed board, wood paneling and other products that contain formaldehyde resins. Since February 1985, HUD has regulated the allowable concentration of formaldehyde in certain products used in manufactured homes and required manufacturers to warn purchasers concerning formaldehyde associated risks. We currently use materials in our manufactured homes that we believe meet HUD standards for formaldehyde emissions and otherwise comply with HUD regulations in this regard.

The transportation of manufactured homes on highways is subject to regulation by various federal, state and local authorities. Such regulation may prescribe size and road use limitations and impose lower than normal speed limits and various other requirements.

Our manufactured homes are subject to local zoning and housing regulations. A number of states require manufactured home producers to post bonds to ensure the satisfaction of consumer warranty claims. A number of states have adopted procedures governing the installation of manufactured homes. Utility connections are subject to state and local regulation.

We are subject to the Magnuson-Moss Warranty Federal Trade Commission Improvement Act, which regulates the descriptions of warranties on products. The description and substance of our warranties are also subject to a variety of state laws and regulations.

Our operations are subject to federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. We currently do not believe we will be required under existing environmental laws and enforcement policies to expend amounts which will have a material adverse effect on our results of operations or financial condition. However, the requirements of such laws and enforcement policies have generally become stricter in recent years. Accordingly, we are unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

A variety of federal laws affect the financing of manufactured homes, including the financing activities conducted by CIS. The Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require substantial disclosures to be made in writing to a consumer with regard to various aspects of the particular transaction, including the amount financed, the annual percentage rate, the total finance charge, itemization of the amount financed and other matters. The Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain prohibited bases, and also require that certain specified notices be sent to credit applicants whose applications are denied. The Fair Credit Reporting Act promulgated thereunder regulates how customer credit reports are obtained and handled. The Federal Trade Commission has adopted or proposed various trade regulation rules to specify and prohibit certain unfair credit and collection practices and also to preserve consumers’ claims and defenses. The Government National Mortgage Association (“GNMA”) specifies certain credit underwriting requirements in order for installment manufactured home sale contracts to be eligible for inclusion in a GNMA program. HUD also has promulgated substantial disclosure and substantive regulations and requirements in order for a manufactured home installment sale contract to qualify for insurance under the Federal Housing Authority (“FHA”) program, and the failure to comply with such requirements and procedures can result in loss of the FHA guaranty protection. In addition, the financing activities of CIS also may become subject to the reporting and disclosure requirements of the Home Mortgage Disclosure Act. In addition to the extensive federal regulation of consumer credit matters, many states also have adopted consumer credit protection requirements that may impose significant requirements for consumer credit lenders. For example, many states require that a consumer credit finance company such as CIS obtain certain regulatory licenses or permits in order to engage in such business in that state, and many states also set forth a number of substantive contractual limitations regarding provisions that permissibly may be included in a consumer contract, as well as limitations upon the permissible interest rates, fees and other charges that may be imposed upon a consumer. Our failure to comply with the requirements of federal or state law pertaining to consumer credit could result in the invalidity of the particular contract for the affected consumer, civil liability to the affected customers, criminal liability and other adverse results. The sale of insurance products by us is subject to various state insurance laws and regulations, which govern allowable charges and other insurance practices.

Employees

As of December 31, 2006, we had 1,771 employees, of whom 1,422 were engaged in home manufacturing and supply distribution, 33 in sales, 114 in warranty and service, 152 in general administration, 2 in delivery, 32 in finance and insurance services and 16 in the operation of retail locations. At year-end, none of our employees were covered by a collective bargaining agreement. Management considers our relations with our employees to be good.

Available Information

Additional information regarding our executive officers and Board of Directors may be obtained in the Proxy Statement relating to our 2007 Annual Meeting of Stockholders. In addition, we periodically file reports and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. The public reports, proxy and information statements filed with the SEC of electronic filers can be accessed via the SEC’s Internet website (http://www.sec.gov). Additionally, the public may request copies of our documents by calling our Investor Relations Department at 256.747.9800; or visit our website at http://www.cavhomesinc.com. We make available, free of charge, through the Investor Relations portion of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.	RISK FACTORS

If you are interested in making an investment in Cavalier, you should carefully consider the following risk factors concerning our business, in addition to the other information contained in this Report on Form 10-K:

The manufactured housing industry is both cyclical and seasonal in nature, and the industry as a whole has declined significantly over the past eight years.

The manufactured housing industry is highly cyclical and seasonal and has experienced wide fluctuations in aggregate sales in the past, resulting in the failure of many manufacturing concerns. Many of the same national and regional economic and demographic factors that affect the broader housing industry also affect the market for manufactured homes. Historically, most sectors of the home building industry, including the manufactured housing industry, have been affected by the following, among other things:

•	changes in general economic conditions;
•	inflation;
•	levels of consumer confidence;
•	employment and income levels;
•	housing supply and demand;
•	availability of alternative forms of housing;
•	availability of wholesale (dealer) financing;
•	availability of retail (consumer) financing;
•	the level and stability of interest rates; and
•	the availability of raw materials.

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

Percentage Increase (Decrease) in Floor Shipments through 2006:

1992	21%	1997	1%	2002	(11)%
1993	22%	1998	8%	2003	(21)%
1994	23%	1999	(4)%	2004	(3)%
1995	12%	2000	(26)%	2005	6%
1996	10%	2001	(21)%	2006	(16)%

During much of the 1990s, the manufactured housing industry experienced increases in both the number of retail dealers and manufacturing capacity, which we believe ultimately created slower retail turnover, higher dealer inventories and increased price competition. Industry results for 2005 posted the first increase since 1998 with floor shipments increasing over 2004 by 6% due to industry wide orders by FEMA as part of that agency’s hurricane disaster relief efforts. MHI estimated FEMA shipments in the last four months of 2005 totaled approximately 21,000 floors and approximately 4,000 floors in 2004. Some manufactured housing wholesale and retail lenders have discontinued business in the industry, and some of the remaining lenders have raised their interest rates and tightened their credit standards. We believe these conditions reflect that the manufactured housing industry is in a down cycle, which has had a material adverse effect on our results of operations and financial condition. Sales in the manufactured housing industry are also seasonal in nature, with sales of homes traditionally being stronger in April through October and weaker during the first and last part of the calendar year. While seasonality did not significantly impact our business from 1992 through 1996, when industry shipments were steadily increasing, the continued tightening of competitive conditions seems to signal a return to the industry’s traditional seasonal patterns. Approximately 93.7% of our sales in 2006 were to dealers operating sales centers in our core states. We cannot predict how long the tightening of competitive and industry conditions will last, or what the extent of their impact will be on our future results of operations and financial condition. Industry projections for wholesale home shipments in 2007 are in the range of 112,000 to 120,000.

Our business strategy includes plans to grow our business in a competitive environment, and we may not be able to sustain profitability if we fail to maintain and strengthen our market share.

Our current business strategies are to:

•	control costs in light of currently prevailing industry conditions;
•	improve manufacturing cost efficiencies;
•	attempt to generate an increase in sales in an increasingly competitive environment;
•	improve brand management and penetration;
•	increase market share;
•	maintain consistent profitability;
•	develop our exclusive and independent dealer network;
•	pursue the financing, insurance and other activities of CIS and the financial services segment;
•	attempt to further develop modular home sales base in part by alternative distribution channels; and
•	eliminate redundant products to streamline production in an effort to reduce costs.

Downturns in shipments in the manufactured housing industry and a decline in the demand for our homes have had a material adverse effect on us. Our ability to execute our business strategy depends on a number of factors, including the following:

•	general economic and industry conditions;
•	our ability to control costs if industry production capacity decreases beyond current levels;
•	competition from other companies in our industry;
•	our ability to attract, retain or sell to additional independent dealers, especially exclusive dealers;
•	the availability of semi-skilled workers in the areas in which our manufacturing facilities are located;
•	the ability of CIS and our insurance and component parts operations to be competitive;
•	the availability of capital and financing;
•	the ability of our independent dealers and retail locations to compete under current industry conditions;
•	the ability to produce modular and HUD code products within the same manufacturing plants;
•	the availability and terms of wholesale and retail financing from lenders in the manufactured housing industry; and
•	market acceptance of product offerings.

There are other factors in addition to those listed above, many of which are beyond our control. We cannot assure investors that our business strategy will be successful. If our strategy is unsuccessful, this may have a material adverse effect upon our results of operations or financial condition.

Our industry suffers from a lack of third-party financing, and our financial condition and results of operations could be negatively affected if additional third-party financing for the purchases of our homes does not become available.

Third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, and the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. Throughout the past eight years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. The much-anticipated infusion of new and competitive lending capacity, which we believe is essential to support demand at higher levels, has not yet materialized. Until there is substantial entry of finance resources to the manufactured housing market, we believe a meaningful expansion for the industry will be delayed. In late 2006, CIS was awarded up to $40,000 by Fannie Mae to implement a “High End Product Pilot Program” for HUD code manufactured multi-section homes. This program will allow “site-built” comparables, pricing and underwriting for high end HUD code multi-section homes for which enhanced property eligibility requirements are met. We are unable to determine if this pilot program will develop into an on-going Fannie Mae program and provide a source of financing our industry needs for growth. Unfavorable changes in the availability and terms of financing in the industry may have a material adverse effect on our results of operations or financial condition.

Industry inventories of completed homes can vary, which may impact retail demand and our ability to sell additional homes at current prices.

Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on our operating results. For example, due to the rapid expansion of the retail distribution network in the manufactured housing industry that occurred in much of the 1990’s, there was an imbalance between industry retail inventories and consumer demand for manufactured homes. The deterioration in the availability of retail financing, along with competition from repossessed homes, extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to weaken further, the inventory overhang could result in even greater intense price competition, further pressure profit margins within the industry, and have a material adverse effect on us. The inventory of Cavalier manufactured homes at all retail locations, including Company-owned retail sales centers, increased in 2006 to $87,400 from $71,000 in 2005. Significant unfavorable developments or further deterioration within the industry would undoubtedly have an adverse impact on Company operating results.

We depend on independent dealers for substantially all retail sales of our manufactured homes, and the failure or market exit of a significant number of these dealers could negatively affect our financial condition and results of operations.

We depend on independent dealers for substantially all retail sales of our manufactured homes. Typically only one dealer within a given market area distributes a particular brand of ours. Our relationships with our dealers are cancelable on short notice by either party. The manufactured housing industry recently has experienced a trend of increasing competition for quality independent dealers. In addition, a number of dealers in the industry are experiencing difficulty in the current market conditions, as a number of retail dealers have failed and more dealers may fail before the current downturn ends. While we believe that our relations with our independent dealers are generally good, we cannot assure our investors that we will be able to maintain these relations, that these dealers will continue to sell our homes, that these dealers will be successful, or that we will be able to attract and retain quality independent dealers.

Competition from other manufactured housing providers may adversely affect our profitability.

The production and sale of manufactured homes is a highly competitive industry, characterized by low barriers to entry and severe price competition. Competition is based primarily on the following factors:

•	price;
•	product features and quality;
•	reputation for service quality;
•	depth of field inventory;
•	delivery capabilities;
•	warranty repair service;
•	dealer promotions;
•	merchandising; and
•	terms of wholesale (dealer) and retail (consumer) financing.

In addition, we compete with other manufacturers, some of which maintain their own retail sales centers, for independent dealers. Manufactured homes also compete with other forms of low-cost housing, including site-built, prefabricated and modular homes, apartments, townhouses and condominiums. We face direct competition from numerous manufacturers, many of which possess greater financial, manufacturing, distribution and marketing resources. As a result of these competitive conditions, we may not be able to sustain past levels of sales or profitability.

We sell a majority of our homes to dealers who finance the purchases under floor plan arrangements, which requires us to enter into contingent repurchase agreements to repurchase the homes from the lender in certain circumstances.

Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions, which have provided wholesale floor plan financing to dealers. A majority of our sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our products from the lending institutions at a declining price based upon our original invoice date and price in the event such product is repurchased upon a dealer’s default. The risk of loss under repurchase agreements is lessened by the fact that (i) sales of our manufactured homes are spread over a relatively large number of independent dealers; (ii) the price that we are obligated to pay under such repurchase agreements generally declines over the period of the agreement and also declines during such period based on predetermined amounts; and (iii) we have been able to resell homes repurchased from lenders. While we have established a reserve for possible repurchase losses, we cannot assure investors that we will not incur material losses in excess of these reserves in the future.

Our decisions regarding credit risk could be inaccurate and our reserve for credit losses could be inadequate, which could adversely affect our financial condition and results of operations.

We purchase retail installment finance loans that have been originated by our dealers and originate mortgage loans. We maintain a reserve for estimated credit losses on installment sale contracts and mortgage loans we own to provide for future losses based on our historical loss experience, current economic conditions and portfolio performance. It is difficult to predict with any certainty the appropriate reserves to establish, and we cannot assure investors that we will not experience losses that exceed our loss reserves and have a material adverse effect on our results of operations and financial condition. Volatility or a significant change in interest rates might also materially affect our business, results of operations or financial condition.

Our strategy currently includes the continued operation of the financial services segment of our business. We also may engage in other transactions, such as selling portions of our installment loan portfolio, that are designed to facilitate our ability to purchase and/or originate an increased volume of loans and to reduce our exposure to interest rate fluctuations and installment loan losses. Accordingly, we may incur additional debt, or other forms of financing, in order to continue to fund such growth. We are currently re-selling installment loan contracts to other financial institutions. We believe the periodic sale of mortgage loans and installment contracts under various retail finance agreements reduces requirements for both working capital and borrowings, increase our liquidity, reduce our exposure to interest rate fluctuations and enhance our ability to increase the volume of loan purchases. However, we cannot assure investors that we will be able to make additional sales. We also cannot offer any assurance that possible additional financing, or the aforementioned transactions involving our installment and mortgage loan portfolio, will be available on terms acceptable to us. If not, we may be forced to curtail our financial services business and to alter our other strategies.

We obtain our raw materials from a limited number of suppliers, and unavailability or price increases in raw materials could have a material adverse effect on our financial condition and results of operations.

The availability and pricing of raw materials used in the production of homes may significantly affect our operating costs. Sudden increases in demand for these construction materials caused by natural disasters or other market forces, which occurred in the last quarter of 2005, can greatly increase the costs of materials or limit the availability of such materials. Increases in costs cannot always be reflected immediately in prices, especially in competitive times, and, consequently, may adversely impact our profitability. Further, a reduction in the availability of raw materials also may affect our ability to meet or maintain production requirements.

We obtain a substantial amount of our supply of laminated wallboard from a wholly-owned subsidiary, and obtain a majority of our supply of cabinetry from another wholly-owned subsidiary. We depend upon these subsidiaries for a significant portion of the materials used to construct portions of our manufactured homes. The inability of either of these subsidiaries to provide laminated wallboard or cabinetry to us, whether due to materials shortages, destruction of manufacturing facilities or other events affecting production of these component parts, may affect our ability to meet or maintain production requirements.

If manufactured housing sites are limited by zoning laws or other local regulation, our financial condition and results of operations could be materially adversely affected.

Any limitation on the growth of the number of sites for placement of manufactured homes or on the operation of manufactured housing communities could adversely affect the manufactured housing business. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, property owners often have resisted the adoption of zoning ordinances permitting the location of manufactured homes in residential areas, which we believe has adversely affected the growth of the industry. We cannot assure investors that manufactured homes will receive widespread acceptance or that localities will adopt zoning ordinances permitting the location of manufactured home areas. The inability of the manufactured home industry to gain such acceptance and zoning ordinances could have a material adverse effect on our financial condition or results of operations.

We are dependent on the services of our management team, and the unexpected loss of key officers may adversely affect our operations.

Our success depends highly upon the personal efforts and abilities of our current executive officers. Specifically, we rely on the efforts of our President and Chief Executive Officer, David A. Roberson, our Chief Operating Officer, Gregory A. Brown, and our Vice President, Chief Financial Officer and Secretary-Treasurer, Michael R. Murphy. The loss of the services of one or more of these individuals could have a material adverse effect upon our business. We do not have employment or non-competition agreements with any of our executive officers. Our ability to continue to work through the industry’s current downturn will depend upon our ability to retain, and attract if necessary, experienced management personnel.

We are subject to extensive regulation affecting the production, sale, financing and insuring of manufactured housing, which could adversely affect our profitability.

We are subject to a variety of federal, state and local laws and regulations affecting the production, sale, financing and insuring of manufactured housing. We suggest you refer to the section above under the heading “Regulation” for a description of many of these laws and regulations. Our failure to comply with such laws and regulations could expose us to a wide variety of sanctions, including closing one or more manufacturing facilities. Governmental bodies have regulatory matters affecting our operations under continuous review and we cannot predict what effect, if any, additional laws and regulations promulgated by HUD would have on us or the manufactured housing industry. Failure to comply with laws or regulations applicable to or affecting us, or the passage in the future of new and more stringent laws affecting us, may adversely affect our financial condition or results of operations.

We must comply with extensive environmental regulation, and failure in our compliance efforts could result in damages, expenses or liabilities that individually or in the aggregate would have a material adverse affect on our financial condition and results of operations

Federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment govern our operations. In addition, third parties and governmental agencies in some cases have the power under such laws and regulations to require remediation of environmental conditions and, in the case of governmental agencies and entities, to impose fines and penalties. The requirements of such laws and enforcement policies have generally become stricter in recent years. Accordingly, we cannot assure investors that we will not be required to incur response costs, remediation expenses, fines, penalties or other similar damages, expenses or liabilities, or to incur operational shut-downs, business interruptions or similar losses, associated with compliance with environmental laws and enforcement policies that either individually or in the aggregate would have a material adverse effect on our results of operations or financial condition.

Our liability for estimated warranties may be inadequate, which could materially and adversely affect our business, financial condition and results of operations.

We are subject to warranty claims in the ordinary course of business. Although we maintain reserves for such claims, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims exceeding our current warranty expense levels could have a material adverse effect on our results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The following table sets forth the location and approximate square footage of our facilities, separated by segment, as of December 31, 2006:

Locations	Use (Number of home manufacturing lines)	Approximate Square Footage	Owned (a) or Leased
Home Manufacturing - operating
Addison, Alabama	Manufacturing facilities (2)	458,000	Owned
Hamilton, Alabama	Manufacturing facility (1)	200,000	Owned
Millen, Georgia	Manufacturing facilities (2)	179,000	Owned
Nashville, North Carolina	Manufacturing facility (1)	182,000	Owned
Winfield, Alabama	Manufacturing facility (1)	134,000	Owned
Home Manufacturing - idled (b)
Addison, Alabama	Manufacturing facility	86,000	Owned
Conway, Arkansas	Manufacturing facility	222,000	Owned
Cordele, Georgia	Manufacturing facility	179,000	Owned
Shippenville, Pennsylvania	Manufacturing facility	120,000	Owned
Component & Supply Companies
Hamilton, Alabama	Manufacturing facility	60,000	Owned
Haleyville, Alabama (2 facilities)	Manufacturing facilities	169,000	Owned
Financial Services
Hamilton, Alabama	Administrative Office	9,000	Owned
General Corporate
Addison, Alabama	Administrative Office	10,000	Owned
Wichita Falls, Texas	Administrative Office	1,000	Leased

(a)	Certain of the facilities listed as owned are financed under industrial development bonds.
(b)	Certain of the idled facilities are leased to third parties under leasing arrangements, which, in some cases, include options to purchase.

In general, our manufacturing facilities are in good condition and are operated at capacities which ranged from approximately 35% to 54% in 2006.

ITEM 3.	LEGAL PROCEEDINGS

Litigation is subject to uncertainties and we cannot predict the probable outcome or the amount of liability of individual litigation matters with any level of assurance. We are engaged in various legal proceedings that are incidental to and arise in the course of our business. Certain of the cases filed against us and other companies engaged in businesses similar to ours allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Our liability under some of this litigation is covered in whole or in part by insurance. Anticipated legal fees and other losses, in excess of insurance coverage, associated with these lawsuits are accrued at the time such cases are identified or when additional information is available such that losses are probable and reasonably estimable. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which we are currently involved is not presently expected to have a material adverse effect on our results of operations, financial position or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the shareholders during the last quarter of the fiscal year.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (all dollars in thousands, except per share amounts)

Our common stock began trading on the American Stock Exchange under the symbol “CAV” on March 5, 2004, having moved from the New York Stock Exchange. The following table sets forth, for each of the periods indicated, the reported high and low closing sale prices per share on the American Stock Exchange for our common stock:

	Closing Sales Price
	High	Low
Year ended December 31, 2006:
Fourth Quarter	$4.26	$3.06
Third Quarter	5.55	3.02
Second Quarter	7.19	5.06
First Quarter	7.26	6.23

Year ended December 31, 2005
Fourth Quarter	$6.60	$5.45
Third Quarter	8.04	4.50
Second Quarter	5.45	3.24
First Quarter	5.56	5.10

As of February 28, 2007, we had 308 shareholders of record and approximately 5,500 beneficial holders of our common stock, based upon information in securities position listings by registered clearing agencies upon request of our transfer agent.

We discontinued payments of dividends in the fourth quarter of 2000. While we do not expect to recommence cash dividend payments in the foreseeable future, the future payment of dividends on our common stock will be determined by our Board of Directors in light of conditions then existing, including our earnings, our funding requirements and financial conditions, certain loan restrictions and applicable laws and governmental regulations. Our present loan agreement contains restrictive covenants, which, among other things, limit the aggregate dividend payments and purchases of treasury stock to 50% of our consolidated net income for the two most recent fiscal years.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006 regarding compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	1,356,813	$8.38	1,725,177
Equity compensation plans not approved by stockholders	17,000	$3.40	—
Total	1,373,813	$8.32	1,725,177

See Note 8 of Notes to Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of our common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on our common stock, and the purchase price per share of outstanding options shall be proportionately revised.

Common Stock Purchases

Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 3,168,800 shares were purchased at a cost of $24,842 during the four year period ended December 31, 2001. We retired 2,151,500 of the repurchased shares at December 31, 1999, with the remaining shares being recorded as treasury stock. During 2005, we reissued 34,000 treasury shares upon the exercise of stock options. We did not repurchase any of our common stock during the quarter ended December 31, 2006. At December 31, 2006, we had authority under the program to acquire up to 831,200 additional shares. We currently do not have plans to acquire any additional shares under this program.

Performance Graph

The following indexed graph compares the yearly percentage change in our cumulative total stockholder return on our common stock with the cumulative total return of (i) the Standard and Poor’s 500 Stock Index and (ii) a group of public companies, each of which is engaged in the business of designing, producing and selling manufactured homes. The industry group companies included in the index are Champion Enterprises, Inc., Fleetwood Enterprises, Inc., Liberty Homes, Inc., Nobility Homes, Inc., Palm Harbor Homes, Inc., and Skyline Corporation. In prior years, Southern Energy Homes, Inc. had been included in our peer group. With the acquisition of Southern Energy Homes, Inc. in 2006 by another company, they have been removed from our peer group for purposes of this graph.

	2001	2002	2003	2004	2005	2006
Cavalier Homes, Inc.	$100.00	$66.90	$102.76	$203.10	$222.41	$143.45
S&P 500	$100.00	$77.90	$100.24	$111.15	$116.61	$135.03
Peer Group	$100.00	$59.87	$79.21	$105.16	$109.39	$82.55

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following table sets forth our selected consolidated financial data for the periods indicated. The statement of operations data and other data for each of the years in the five year period ended December 31, 2006 have been derived from our consolidated financial statements. Our audited financial statements as of December 31, 2006 and 2005, and for each of the years in the three-year period ended December 31, 2006, including the notes thereto and the related reports of our independent registered public accountants, are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements (including the notes thereto) and the other financial information contained elsewhere in this report, and with our consolidated financial statements and the notes thereto appearing in our previously filed Annual Reports on Form 10-K.
	Year Ended December 31,
	2006	2005	2004	2003	2002
	(dollars in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Home manufacturing net sales	$215,186	$259,532	$201,358	$208,387	$322,216
Financial services	3,335	3,002	2,444	2,673	2,690
Retail	9,416	9,498	7,938	7,948	7,908
Other	—	—	—	—	1,274
Total revenue	227,937	272,032	211,740	219,008	334,088
Cost of sales	189,175	219,435	172,244	182,432	281,738
Gross profit	38,762	52,597	39,496	36,576	52,350
Selling, general and administrative	38,607	40,284	34,415	38,199	57,601
Impairment and other related charges	—	143	—	750	5,525
Operating income (loss)	155	12,170	5,081	(2,373)	(10,776)
Other income (expense):
Interest expense	(1,110)	(1,314)	(1,075)	(1,065)	(1,495)
Other, net	1,330	851	561	696	929
	220	(463)	(514)	(369)	(566)

Income (loss) from continuing operations before income taxes	375	11,707	4,567	(2,742)	(11,342)
Income tax provision (benefit)	1,049	(32)	75	(518)	5,716
Equity in earnings of equity-method investees	805	775	980	369	384
Income (loss) from continuing operations	131	12,514	5,472	(1,855)	(16,674)
Income (loss) from discontinued operations, including tax benefit of $29 (2006) and gain on disposal of $439 (2005)	41	(1,599)	(2,231)	(2,715)	(3,834)
Income (loss) before cumulative effect of change in accounting principle	172	10,915	3,241	(4,570)	(20,508)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(14,162)
Net income (loss)	$172	$10,915	$3,241	$(4,570)	$(34,670)

Income (loss) per share:
Basic:
From continuing operations	$0.01	$0.69	$0.30	$(0.11)	$(0.94)
From discontinued operations	—	(0.09)	(0.12)	(0.15)	(0.22)
Cumulative effect of change in accounting principle	—	—	—	—	(0.80)
Net income (loss)	$0.01	$0.60	$0.18	$(0.26)	$(1.96)
Weighted average shares outstanding	18,335,377	18,118,619	17,879,939	17,666,192	17,664,901
Diluted:
From continuing operations	$0.01	$0.68	$0.30	$(0.11)	$(0.94)
From discontinued operations	—	(0.09)	(0.12)	(0.15)	(0.22)
Cumulative effect of change in accounting principle	—	—	—	—	(0.80)
Net income (loss)	$0.01	$0.59	$0.18	$(0.26)	$(1.96)
Weighted average shares outstanding	18,469,575	18,356,795	18,178,394	17,666,192	17,664,901

Other Data:
Capital expenditures	$1,995	$1,410	$786	$327	$2,062
Working capital	$25,308	$24,216	$12,967	$7,813	$12,346
Total assets	$96,706	$132,821	$98,230	$98,533	$130,071
Long-term debt	$4,512	$7,631	$11,400	$13,089	$22,643
Stockholders’ equity	$58,400	$57,845	$45,167	$40,987	$45,536

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (dollars in thousands)

Overview

Cavalier Homes, Inc. and its subsidiaries produce, sell and finance manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Also, the industry has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels, each of which contributed to a reduction in wholesale industry shipments to a 44 year low in 2006. Industry results for 2005 posted the first increase since 1998 with floor shipments increasing over 2004 by 6% due to industry wide orders by the Federal Emergency Management Agency (“FEMA”) as part of that agency’s hurricane disaster relief efforts. The Manufactured Housing Institute’s (“MHI”) estimate of FEMA shipments in the last four months of 2005 and during 2004 totaled approximately 21,000 floors and 4,000 floors, respectively. Our estimate for FEMA shipments in the first quarter of 2006 is approximately 4,000 floors. Factoring out the effects of the FEMA orders in 2005 and 2004, industry shipments were down slightly. Industry shipments in 2006, excluding shipments to FEMA, were 10.2% below 2005 levels and 11.4% below 2004 levels.

Industry/Company Shipments and Market Share

MHI reported that wholesale floor shipments were down 64% cumulatively from January 1, 1999 through December 31, 2006 as noted in the following table:

	Floor Shipments
	Nationwide					Cavalier's Core 11 States
Year	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share
1999	582,498		34,294		5.9%	284,705		30,070		10.6%
2000	431,787	-25.9%	18,590	-45.8%	4.3%	199,276	-30.0%	15,941	-47.0%	8.0%
2001	342,321	-20.7%	21,324	14.7%	6.2%	149,162	-25.1%	17,884	12.2%	12.0%
2002	304,370	-11.1%	21,703	1.8%	7.1%	124,127	-16.8%	18,039	0.9%	14.5%
2003	240,180	-21.1%	12,411	-42.8%	5.2%	87,265	-29.7%	10,584	-41.3%	12.1%
2004	232,824	-3.1%	10,772	-13.2%	4.6%	88,958	1.9%	8,912	-15.8%	10.0%
2005	246,750	6.0%	10,648	-1.2%	4.3%	105,508	18.6%	9,905	11.1%	9.4%
2006	206,822	-16.2%	8,261	-22.4%	4.0%	86,748	-17.8%	7,774	-21.5%	9.0%

The table above has been adjusted from 2005 to only include our “HUD code homes”, which are manufactured homes that meet the specifications of national building standards administered by the U.S. Department of Housing and Urban Development (excludes modular homes) for the 2005 and 2006 years.

During 2005, we entered into agreements with two companies to build 2,638 single-section homes for delivery to FEMA as part of that agency’s disaster relief for the Gulf Coast states hit by hurricanes. Under the agreements, we shipped 2,219 single-section homes, which accounted for 25.6% of 2005 sales, and in the first quarter of 2006, we shipped the remaining 419 homes. During 2006, our floor shipments decreased 22.4% as compared to 2005, while industry wide shipments decreased 16.2%, with our market share being 4.0%. In our core states, our market share declined to 9.0% from 9.4% in the comparable prior year period due to increased competition, including new entrants in the East South Central region. Our market share has continued to decline over the last four years due to a variety of causes, including the intensely competitive marketplace, lack of chattel (home only) financing for all homes, consolidation of our sales force (2003), and the closing of six manufacturing facilities (2002). One of our goals for 2007 is to increase our share of the national market through new product introductions, brand awareness and a focus on operational efficiencies.

Potential for Modular Housing Expansion

Currently, the substantial majority of our homes produced are HUD code homes. Additionally, we produce modular homes, which are constructed to local, regional or state building codes. Modular homes generally have a different and more complex roof system than HUD code homes, are typically two or more sections, and, when combined with land, usually qualify for traditional mortgage financing, which generally has better terms than financing for a HUD code home. The national market for modular housing was approximately 43,000 homes in 2004 and 2005 according to the National Modular Housing Council (“NMHC”). According to NMHC (which includes information from the 29 significant states), 38,300 modular homes were shipped industry wide in 2006, a decrease of 11.1% from 2005. We shipped 398 and 302 modular homes during 2006 and 2005, respectively, for a year over year increase of 31.8%. While our current participation in the modular market is small, we are seeking to further develop our modular home sales base because we are hopeful that some of those looking to replace hurricane damaged homes in the Gulf Coast region will consider modular homes as a viable alternative to traditional site-built housing. The following table summarizes the information with respect to the modular market:

	Units Shipped
Year	Industry (1)	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share
2005	43,100		302		0.7%
2006	38,300	-11.1%	398	31.8%	1.0%

(1) Source NMHC

Industry Finance Environment

A major factor contributing to the manufactured housing industry growth in the 1990s was the relaxation of credit standards due to intense competition, which ultimately resulted in a change in the financing approach in the industry due to underperforming manufactured housing loans. Throughout the past eight years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions, which re-enter home distribution channels and limit wholesale shipments of new homes. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single-section products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is longer. The potential infusion of new and competitive lending capacity, which we believe is essential to support demand at higher levels, has not materialized. In late 2006, our finance subsidiary, CIS, was awarded up to $40,000 by Fannie Mae to implement a “High End Product Pilot Program” for HUD code manufactured multi-section homes. This program will allow “site-built” comparables, pricing and underwriting for high end HUD code multi-section homes for which enhanced property eligibility requirements are met. The first loan under this program is expected to be closed in the first quarter of 2007. While we are cautiously optimistic about this program, we are unable to determine if this pilot program will be successful and provide the longer-term financing our industry needs for growth. Until there is substantial entry of finance resources to the manufactured housing market, we believe a meaningful expansion for the industry will be delayed.

Raw Materials Cost and Gross Margin

In 2006, our gross margin decreased in part due to cost increases we experienced in substantially all raw materials as a result of rising commodity prices. Certain prices have continued to increase although lumber costs moderated during the last half of the year. While we seek to offset rising costs through increasing our selling prices, sudden increases in raw material costs, coupled with dealers’ order backlogs, can affect the timing and our ability to pass on these cost increases. We are uncertain at this time as to the impact the extent and duration of the increased costs will have on our future revenue and earnings.

Capacity and Overhead Cost

In response to the continued weakening of industry market conditions, we closed nine manufacturing facilities between the fourth quarter of 2002 and the first quarter of 2005. We generally have been able to sell to the customers of these plants (with the exception of the Pennsylvania and Texas plants) from one or more of our current operating plants. The remaining plants also handle dealer sales and customer service for our homes. In terms of operating costs, we have made cost reductions in virtually all areas of operations, including our exclusive dealer and marketing programs and our administrative personnel and associated costs. Our Winfield, Alabama facility was re-opened in September 2005 in order to assist in the production of the FEMA units mentioned above and to participate in the production of our other products. Excluding FEMA product shipments (2,219 floors in 2005 and 419 floors in 2006), our 2006 shipments were below our expectations due in part to difficult market conditions in the East Coast markets (primarily Florida, Georgia, North Carolina and South Carolina), where floors shipped were 33% below the same period last year. Lower results by our North Carolina and Georgia operations were offset partially by improvements in our Alabama operations, where floors shipped improved by 11% over the same period in 2005. We continue to monitor the relationship between demand and capacity.

Debt and Liquidity

We continued to improve our long-term debt position in 2006 by making scheduled principal repayments as well as making additional principal repayments from proceeds from sales of certain property, including the sale of the Adrian facility in the fourth quarter of 2006. During 2006, long-term debt decreased by $3,391 from $9,129 to $5,738, which included scheduled payments of $1,493 and additional principal payments of $1,898.

During the fourth quarter of 2005, we borrowed $17,750 under the revolving line of credit in order to fund our short term cash needs required to fulfill the FEMA-related order. During the first quarter of 2006, the line of credit balance was paid in full. We did not have any amounts outstanding under the revolving line of credit at December 31, 2006.

Outlook

While the manufactured housing industry posted an increase in shipments for 2005 over 2004, the increase was due to the impact of FEMA orders after hurricanes devastated housing in many areas in the Gulf Coast region. The following table illustrates the continuing softness of the underlying HUD code business:

	Industry Home Shipments by Year
	2006	2005	2004
Total home shipments	117,369	146,744	130,802
Less Estimated FEMA (1)	(4,000)	(21,000)	(4,000)
Industry Shipments (less FEMA)	113,369	125,744	126,802

(1) 2006 FEMA shipments as estimated by us.

We continue to believe the substantial hurricane damage in the Gulf Coast region will create opportunities for our industry beyond the temporary housing supplied through FEMA orders in 2005 and the first quarter of 2006. We expect that strain on conventional home building resources will likely cause some of those looking to replace damaged homes to consider manufactured housing, including modular homes, as a viable alternative to traditional site-built housing. However, we also expect rebuilding efforts to impose greater strains on the availability of certain building materials, which will likely result in increased costs. It is hard to predict the timing of the recovery effort because of zoning, insurance settlements, flood plain restrictions, customer and community acceptance, as well as local economic conditions.

Longer term, substantial entry of competitive lending capacity in the industry, which we believe is essential to support demand at higher levels, is needed for a meaningful expansion for the industry.

We have taken steps in recent years to reduce costs and lower our breakeven point. We will continue to focus on internal projects and plans to increase manufacturing efficiencies in 2007 to further reduce costs. Industry shipments in 2007 are expected to be comparable to the 2006 levels, excluding the impact from FEMA, based on industry analysts estimates in the range of 112,000 to 120,000 floors. As we noted above, our focus is to increase our market share in 2007, but we believe 2007 will be a challenging year. Further changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and further commodity price increases could affect our results of operations.

Results of Operations

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	For the Year Ended December 31,
	2006		2005		2004
STATEMENT OF OPERATIONS DATA
Revenue:
Home manufacturing net sales	$215,186		$259,532		$201,358
Financial services	3,335		3,002		2,444
Retail	9,416		9,498		7,938
Total revenue	227,937	100.0%	272,032	100.0%	211,740	100.0%
Cost of sales	189,175	83.0%	219,435	80.7%	172,244	81.3%
Gross profit	38,762	17.0%	52,597	19.3%	39,496	18.7%
Selling, general and administrative	38,607	16.9%	40,284	14.8%	34,415	16.3%
Impairment and other related charges	—	0.0%	143	0.1%	—	0.0%
Operating income	155	0.1%	12,170	4.5%	5,081	2.4%
Other income (expense):
Interest expense	(1,110)	-0.5%	(1,314)	-0.5%	(1,075)	-0.5%
Other, net	1,330	0.6%	851	0.3%	561	0.3%
	220	0.1%	(463)	-0.2%	(514)	-0.2%
Income from continuing operations before income taxes	375	0.2%	11,707	4.3%	4,567	2.2%
Income tax provision (benefit)	1,049	0.5%	(32)	0.0%	75	0.0%
Equity in earnings of equity-method investees	805	0.4%	775	0.3%	980	0.5%
Income from continuing operations	131	0.1%	12,514	4.6%	5,472	2.6%
Income (loss) from discontinued operations, including tax benefit of $29 (2006) and gain on disposal of $439 (2005)	41	0.0%	(1,599)	-0.6%	(2,231)	-1.1%
Net income	$172	0.1%	$10,915	4.0%	$3,241	1.5%

OPERATING DATA SUMMARY
Home manufacturing sales:
Floor shipments:
HUD Code	8,261	90.8%	10,648	94.3%	10,372	96.3%
Modular	840	9.2%	641	5.7%	400	3.7%
Total floor shipments	9,101	100.0%	11,289	100.0%	10,772	100.0%

Home shipments:
Continuing operations:
Single section	1,669	31.2%	3,201	44.3%	1,874	29.6%
Multi section	3,678	68.8%	3,941	54.5%	3,844	60.7%
Total continuing	5,347	100.0%	7,142	98.8%	5,718	90.3%
Discontinued operations	—	0.0%	84	1.2%	618	9.7%
Total home shipments	5,347	100.0%	7,226	100.0%	6,336	100.0%
Shipments to company owned retail locations	(157)	-2.9%	(188)	-2.6%	(175)	-2.8%
FEMA shipments (all single section)	(419)	-7.8%	(2,219)	-30.7%	(1,023)	-16.1%
Wholesale shipments to independent retailers	4,771	89.3%	4,819	66.7%	5,138	81.1%
Retail sales:
Single section	51	30.2%	53	27.0%	49	25.7%
Multi section	118	69.8%	143	73.0%	142	74.3%
Total retail sales	169	100.0%	196	100.0%	191	100.0%
Cavalier produced homes sold	148	87.6%	178	90.8%	165	86.4%
Used homes sold	21	12.4%	18	9.2%	26	13.6%
Installment loan purchases	$42,916		$42,235		$33,323
Capital expenditures	1,995		1,410		786
Home manufacturing facilities - operating	7		7		7
Independent exclusive dealer locations	71		113		127
Company owned stores	4		4		4

2006 Compared to 2005

Revenue

Total revenue for 2006 was $227,937, decreasing $44,095, or 16.2%, from 2005 revenue of $272,032. Home manufacturing net sales accounted for virtually the entire decrease, declining to $215,186 from $259,532 in 2005. Home shipments from continuing operations were 5,347 in 2006 as compared to 7,142 in 2005, decreasing 25.1%, with floor shipments decreasing by 19.4%. Single-section home shipments, as a percentage of total shipments, decreased to 31.2% in 2006 from 44.3% in 2005, primarily due to our participation in building single-section homes as part of the FEMA disaster relief for victims of the 2005 hurricanes, of which 419 homes were shipped in 2006 compared to 2,219 homes in 2005. Of these shipments, excluding FEMA units, 58% in 2006 and 70% in 2005 were to exclusive dealers. We attribute the decrease in sales and shipments primarily to the FEMA units shipped. Inventory of our product at all retail locations, including Company-owned retail sales centers, increased 23.1% to approximately $87,400 at December 31, 2006 from $71,000 at year end 2005.

Revenue from CIS, our wholly-owned finance subsidiary, increased for 2006 to $3,335 compared to $3,002 in 2005. For 2006, CIS purchased contracts of $42,916 and sold installment contracts totaling $44,589. In 2005, CIS purchased contracts of $42,235 and re-sold installment contracts totaling $34,625. CIS does not retain the servicing function and does not earn the interest income on these re-sold loans. The decrease in the installment loan portfolio at December 31, 2006 is primarily from sales of outstanding loans at December 31, 2005, including land/home loans, many of which are construction loans. Included in the installment loan portfolio at December 31, 2006 is $5,457 of land/home loans. At December 31, 2005, our installment loan portfolio included $6,972 of land/home loans.

Revenue from the retail segment was $9,416 for 2006 compared to $9,498 for 2005.

Gross Profit

Gross profit was $38,762 or 17.0% of total revenue for 2006, versus $52,597, or 19.3% of total revenue in 2005. The $13,835 decrease in gross profit and 2.3% decrease in gross margin is primarily the result of lower sales volume, especially in the last half of the year, and increased raw material prices. Gross profit was favorably impacted in 2005 by higher production levels of a large number of homes with like specifications for the FEMA related orders, primarily in the fourth quarter. We have experienced price increases in substantially all raw materials (certain prices continue to increase) and overall commodity pressures due in part to global demand, capacity constraints and rising oil prices.

Selling, General and Administrative

Selling, general and administrative expenses during 2006 were $38,607, or 16.9% of total revenue, versus $40,284 or 14.8% of total revenue in 2005, a decrease of $1,677 or 4.2%. The overall decrease included (1) a $1,554 decrease in insurance costs as a result of a retrospective liability insurance credit of $1,300, (2) a $1,232 decrease in salaries and incentive compensation attributable to a decrease in incentive compensation on lower profits offset by an increase in overall salaries, and (3) a $712 decrease in losses on our installment loan portfolio, including homes repossessed. These net decreases were offset by a $2,044 increase in employee benefit costs, primarily for health insurance expense on a higher level of average employment during the year and an increase in health care costs per employee. We adopted SFAS No. 123R, Share-Based Compensation, effective as of January 1, 2006 using the modified prospective method. Stock based compensation totaling $235 was included in selling, general and administrative expenses in 2006. See Notes 1 and 8 of Notes to Consolidated Financial Statements for additional information.

Impairment and Other Related Charges

No impairment charges were recorded in 2006. During 2005, we recorded impairment and other related charges of $143 ($143 after tax or $0.00 per diluted share) to write-down property, plant and equipment in connection with the valuation of a home manufacturing facility closed in a prior year.

Operating Income

Operating income for 2006 was $155 compared to $12,170 in 2005. Segment operating results were as follows: (1) Home manufacturing operating income, before intercompany eliminations, was $4,282 in 2006 as compared to $18,121 in 2005. The decreased home manufacturing operating income is primarily due to our participation in building single-section homes as part of the FEMA disaster relief in 2005 as discussed above and raw material price increases. (2) Financial services operating income was $929 in 2006 as compared to $34 in 2005. The slight revenue increase from the financial services segment and the decrease in losses on our installment loan portfolio as discussed above are the primary factors for the increase in operating income. (3) The retail segment’s operating loss of $267 in 2006 compares to almost breakeven in 2005. (4) General corporate operating expense, which is not identifiable to a specific segment, decreased from $5,726 in 2005 to $4,539 in 2006 primarily due to decreased incentive compensation costs.

Other Income (Expense)

Interest expense decreased in 2006 to $1,110 from $1,314 in 2005 primarily due to lower levels of borrowings, including the March 2006 repayment of amounts outstanding under the revolving line of credit of $17,750, which we borrowed in the fourth quarter of 2005 to fund short term cash requirements to complete the FEMA order. Additional principal payments during the year from proceeds of sales of certain properties also reduced overall interest expense. As noted above, long-term debt decreased in 2006 by $3,391 from $9,129 to $5,738, which included scheduled payments of $1,493 and additional principal payments of $1,898.

Other, net is comprised primarily of interest income (unrelated to financial services) and gains related to cost-method investments. Other, net increased $479 due to an increase in interest income earned in 2006 of $162 and an increase in gains on cost-method investments of $317.

Income from Continuing Operations before Income Taxes

Our 2006 pre-tax income from continuing operations was $375, reflecting a decrease from $11,707 in 2005, due to the factors discussed above.

Income Tax Provision (Benefit)

We recorded an income tax provision from continuing operations of $1,049 for 2006 as compared to an income tax benefit of $32 for 2005.The income tax provision for 2006 includes (1) federal income tax benefit totaling $351 for carry back of the 2006 net operating loss to 2005, (2) state income taxes currently payable of $71, (3) additional state income tax payable of $225 related to a state audit that occurred in 2006, reduced by $153 accrued in a prior year, (4) an increase in the valuation allowance for deferred tax assets of $927, and (5) a deferred income tax provision of $387 for normal operating activities, including adjustments to state tax net operating loss carryforwards (“NOL”) (i) in one state to increase the NOL as a result of the completion of that state’s audit and (ii) in another state to reduce the NOL as a result of discussions we had during the year with that state with regard to an NOL that had expired at the end of 2005. In 2005, our income tax benefit of $32 included a current provision of $1,282 offset by the reversal of a portion of the deferred tax asset valuation allowance that provided a $1,314 tax benefit.

We assess the need for a valuation allowance against our deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. Realization of deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including anticipated operating results, scheduled reversals of deferred tax liabilities, and tax planning strategies.

In 2006, our assessment of the valuation allowance considered the following factors: (1) our 2006 operating performance, which was significantly below previous projections, (2) a 44 year industry low in 2006 for shipments of manufactured housing with each quarter’s shipments lower than the previous quarter, (3) projected shipments for 2007 that could be relatively flat compared to 2006 shipments, and (4) our lack of visibility with respect to our 2007 results. Due to these factors, we recorded an adjustment to our valuation allowance to fully reserve our deferred tax assets, which totaled $14,709 as of December 31, 2006.

In 2005, as a result of continuing improvements in operating performance and projected income and tax liability for 2006, we reversed a portion of the deferred tax asset valuation allowance and realized $1,314 in deferred tax benefits. Because we believed challenging industry conditions would persist in 2006, we further believed that under the standards of SFAS No. 109 it was not appropriate to record income tax benefits in excess of the benefit projected to be realized in 2006. As of December 31, 2005, we maintained a valuation allowance of $13,782.

The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required.

Equity in Earnings of Equity-Method Investees

Our equity in earnings of equity-method investees was $805 for 2006 as compared to $775 for 2005.

Income (Loss) from Discontinued Operations

In February 2005, we announced our decision to close an underperforming home manufacturing plant in Ft. Worth, Texas and subsequently sold the facility in the second quarter of 2005. Income from discontinued operations totaled $41 in 2006, including an allocated tax benefit of $29.

The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service. We recorded involuntary termination benefits of $878 in 2005 and sold the Ft. Worth facility in June 2005 realizing a gain of $439. These amounts are included in “Income (loss) from discontinued operations” in the accompanying consolidated statements of operations.

Net Income

Our net income for 2006 was $172 or $0.01 per diluted share, as compared to $10,915 or $0.59 per diluted share in 2005.

2005 Compared to 2004

Revenue

Total revenue for 2005 was $272,032, increasing $60,292, or 28.5%, from 2004 revenue of $211,740. Home manufacturing net sales accounted for virtually the entire increase, rising to $259,532 from $201,358 in 2004. Home shipments from continuing operations were 7,142 in 2005 as compared to 5,718 in 2004, increasing 24.9%, with floor shipments increasing by 15.9%. Single-section home shipments, as a percentage of total shipments, increased to 44.3% in 2005 from 29.6% in 2004, primarily due to our participation in building single-section homes as part of the FEMA disaster relief for victims of the 2005 hurricanes, of which 2,219 homes were shipped in 2005 compared to 1,023 homes in 2004. Of these shipments, excluding FEMA units, 70% in 2005 and 62% in 2004 were to exclusive dealers. We attribute the increase in sales and shipments primarily to the FEMA units shipped. Inventory of our product at all retail locations, including Company-owned retail sales centers, decreased 28.7% to approximately $71,000 at December 31, 2005 from $99,600 at year end 2004, with $13,300 of the reduction resulting from the closure of the Ft. Worth, Texas facility in February 2005.

Revenue from the financial services segment increased for 2005 to $3,002 compared to $2,444 in 2004. For 2005, CIS purchased contracts of $42,235 and sold installment contracts totaling $34,625. In 2004, CIS purchased contracts of $33,323 and re-sold installment contracts totaling $31,905. The increase in the installment loan portfolio at December 31, 2005 is primarily due to a higher volume of land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at December 31, 2005 is $6,972 of land/home loans. At December 31, 2004, our installment loan portfolio included $642 of land/home loans.

Revenue from the retail segment was $9,498 for 2005 compared to $7,938 for 2004, an increase of $1,560 primarily due to sales at the North Carolina retail location that was opened in October 2004.

Gross Profit

Gross profit was $52,597, or 19.3% of total revenue for 2005, versus $39,496, or 18.7% of total revenue, in 2004. The $13,101 increase in gross profit and 0.6% increase in gross margin is primarily the result of higher comparable sales prices beginning to recover the steady increases in raw material costs during 2005. Gross profit also was favorably impacted by higher production levels of a large number of homes with like specifications for the FEMA related orders, primarily in the fourth quarter of 2005. We have experienced price increases in substantially all raw materials (certain prices continue to increase) and overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices).

Selling, General and Administrative

Selling, general and administrative expenses during 2005 were $40,284, or 14.8% of total revenue, versus $34,415 or 16.3% of total revenue in 2004, an increase of $5,869, or 17.0%. The overall increase included (1) a $3,688 increase in salaries, including engineering costs, and incentive compensation based on our improved profitability, (2) increased insurance costs, primarily general and product liability of $814, and (3) a $782 increase in losses on our installment loan portfolio, including homes repossessed. These increases were offset by a $736 reduction in accounting and auditing fees associated with compliance efforts under Section 404 of the Sarbanes-Oxley Act of 2002.

Impairment and Other Related Charges

During 2005, we recorded impairment and other related charges of $143 ($143 after tax or $0.00 per diluted share) to write-down property, plant and equipment in connection with the valuation of a home manufacturing facility closed in a prior year.

Operating Income

Operating income for 2005 was $12,170 compared to $5,081 in 2004. Segment operating results were as follows: (1) Home manufacturing operating income, before intercompany eliminations, was $18,121 in 2005 as compared to $10,235 in 2004. The increased home manufacturing operating income is primarily due to improved gross profit and our participation in building single-section homes as part of the FEMA disaster relief as discussed above. (2) Financial services operating income was $34 in 2005 as compared to $539 in 2004. The revenue increase from the financial services segment was primarily offset by increases in losses on our installment loan portfolio as discussed above. (3) The retail segment’s operating loss improved from $113 in 2004 to almost breakeven in 2005 primarily due to startup costs associated with a new retail location opened in the fourth quarter of 2004 that did not recur in 2005. (4) General corporate operating expense, which is not identifiable to a specific segment, increased from $5,472 in 2004 to $5,726 in 2005 primarily due to increased incentive compensation costs paid on improved corporate earnings in 2005 offset by reduced expenses associated with compliance efforts under the Sarbanes-Oxley Act of 2002.

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

Income from Continuing Operations before Income Taxes

Our 2005 pre-tax income from continuing operations was $11,707, reflecting an improvement from $4,567 in 2004, due to the factors discussed above.

Income Tax Provision (Benefit)

In 2005, we recorded a $32 income tax benefit as a result of the utilization of net operating loss carry forwards against current taxable income and the reduction of a valuation allowance for deferred tax assets. Realization of deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. In 2004, pursuant to SFAS No. 109, Accounting for Income Taxes, because we had operated at a cumulative loss in our three most recent calendar years and because we believed difficult competitive and economic conditions might continue for the foreseeable future, a $19,607 valuation allowance was recorded to fully reserve net deferred tax assets. However, in 2005, as a result of continued improvements in operating performance and projected income and tax liability for 2006, we reversed a portion of the deferred tax asset valuation allowance realizing $1,314 in deferred tax benefits. In assessing the need for a valuation allowance, we considered all positive and negative evidence, including anticipated operating results, scheduled reversals of deferred tax liabilities, and tax planning strategies. Because we expected challenging industry conditions would persist, we believed that under the standards of SFAS No. 109 it was not appropriate to record income tax benefits in excess of the benefit projected to be realized in 2006. As of December 31, 2005, we maintained a valuation allowance of $13,782.

Equity in Earnings of Equity-Method Investees

Our equity in earnings of equity-method investees was $775 for 2005 as compared to $980 for 2004.

Income (Loss) from Discontinued Operations

In February 2005, we announced our decision to close an underperforming home manufacturing plant in Ft. Worth, Texas, which accounted for about 10% of total revenue and 11% of floor shipments in 2004 and had net property, plant and equipment of $2,403 at December 31, 2004. During 2004, we recorded impairment and other related charges of $209 ($209 after tax or $0.01 per diluted share) for write-downs for certain property, plant and equipment related to the closing. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service. We incurred all expected employee termination costs, and during 2005, recorded involuntary termination benefits of $878 ($878 after tax or $0.06 per diluted share). We sold the Ft. Worth facility in June 2005, realizing a gain of $439. These amounts are included in the line item “Income (Loss) from discontinued operations” in the accompanying consolidated statements of operations. The Ft. Worth facility’s loss was $1,599 in 2005 as compared to $2,231 in 2004.

Emerging Issues Task Force (EITF) No. 03-13, Applying the Conditions in Paragraph 42 of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, in Determining Whether to Report Discontinued Operation, defines the assessment period to consider classification of a disposed component as discontinued operations. Such assessment period begins at the point a disposed component meets the criteria to be classified as held for sale or is disposed of through one year after the component is actually disposed. The disposal of the property, plant and equipment of our Ft. Worth facility met the criteria to be classified as held for sale at the end of the first quarter of 2005. Under the provisions of EITF 03-13, we updated our evaluation of our continuing involvement through continued sales to dealers of the Ft. Worth facility from our other home manufacturing plants at each quarter end after the first quarter of 2005. Although we had hoped to retain a greater portion of the Ft. Worth facility’s dealers and sales base, during the fourth quarter of 2005, the sustained sales had fallen below 15% of the prior year’s sales from the Ft. Worth plant. Accordingly, in the fourth quarter of 2005, it became appropriate under the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for us to classify our Ft. Worth operations as discontinued and we reclassified the information previously reported in our consolidated statements of operations.

The Ft. Worth manufacturing operations generated revenue of $3,124 (2005) and $22,421 (2004). As noted above, we have not retained the sales base of the majority of the dealers serviced by the Ft. Worth plant.

Net Income

Our net income for 2005 was $10,915, or $0.59 per diluted share, as compared to $3,241, or $0.18 per diluted share in 2004.

Liquidity and Capital Resources

	Balances as of December 31,
	2006	2005	2004
Cash, cash equivalents & certificates of deposit	$25,967	$14,379	$31,674
Working capital	$25,308	$24,216	$12,967
Current ratio	1.7 to 1	1.4 to 1	1.3 to 1
Long-term debt	$4,512	$7,631	$11,400
Ratio of long-term debt to equity	0.1 to 1	0.1 to 1	0.3 to 1
Installment loan portfolio	$12,265	$15,067	$8,839

2006

Cash increased $11,588 to $25,967 at December 31, 2006 from $14,379 at December 31, 2005. Operating activities provided net cash of $32,314 primarily due to:

(a)	a decrease in accounts receivable of $37,554, which is primarily collection of receivables related to FEMA disaster relief homes,
(b)	an inventory decrease of $5,048, which represents finished homes we delivered in 2006 that could not be delivered in 2005 to FEMA due to their inability to accept receipt in a timely fashion, and
(c)	the net purchase of installment contracts of $1,925,
(d)
offset by decreases in accounts payable ($4,073), amounts payable under dealer incentive programs ($4,046), accrued compensation and related withholdings ($3,456), and other assets and liabilities ($3,505), all of which decreased primarily as a result of the FEMA activity at the end of 2005 that did not recur in 2006.

Our capital expenditures were $1,995 during 2006 primarily for normal property, plant and equipment additions and replacements as well as capital expenditures incurred in conjunction with reopening the Winfield, Alabama facility in 2005. Additionally, we had $1,555 of proceeds from the sale of property, plant and equipment, including the sale of a previously leased facility in Adrian, Georgia. Cash provided by other investing activities represents cash distributions from equity method investees of $622 and proceeds from the sale of stock of a cost method investment totaling $495.

The $17,750 we borrowed in the fourth quarter of 2005 under our revolving line of credit to fund short term cash needs related to FEMA home shipments was re-paid in full in the first quarter of 2006. The decrease in long-term debt for 2006 was due to scheduled principal payments of $1,493 and $1,898 of additional principal payments on (i) one industrial development revenue bond and (ii) the real estate term loan using proceeds from the property sale transaction mentioned above. The borrowings under our retail floor plan agreement decreased $887 to $1,103 at December 31, 2006 from $1,990 at December 31, 2005. Proceeds of stock options exercised generated cash of $148 in 2006.

Working capital at year end increased by $1,092 to $25,308.

The decrease in the installment loan portfolio at December 31, 2006 is primarily from sales of loans outstanding as of December 31, 2005, including land/home loans. Included in the installment loan portfolio at December 31, 2006 was $5,457 of land/home loans. At December 31, 2005, the Company had $6,972 land/home loans in its portfolio. As we increase our land/home loan purchases, short-term cash requirements will increase due to the length of time involved in consummating the sales transaction. We expect to utilize cash on hand to fund loan purchases.

2005

Cash decreased $17,295 from $31,674 at December 31, 2004 to $14,379 at December 31, 2005. Operating activities used net cash of $35,078 primarily due to:

(a)	an increase in accounts receivable of $35,173 due to shipments of FEMA disaster relief homes,
(b)
an inventory increase of $12,394, of which over $5,000 represents finished homes we were unable to deliver to FEMA due to their inability to accept receipt in a timely fashion, with most of the remaining inventory increase representing raw materials purchased to support higher levels of production,

(c)	the net purchase of installment contracts of $6,817,
(d)	a slight offset of the above uses of cash by an increase of $3,526 in accounts payable for increased inventory purchases, and
(e)	an offset by 2005 net income of $10,915.

Historically, FEMA receivables are outstanding for longer periods of time than our other receivables. Of the $35,365 receivables outstanding under the FEMA contracts at December 31, 2005, $28,746 was collected through March 9, 2006. Additionally, subsequent to year-end all FEMA related homes were delivered.

Our capital expenditures were $1,410 during 2005 primarily for normal property, plant and equipment additions and replacements as well as $251 of capital expenditures incurred in conjunction with reopening the Winfield, Alabama facility in late 2005. Additionally, we had $3,537 of proceeds from the sale of property plant and equipment, which were primarily from the sale of the Ft. Worth facility in the second quarter which were accounted for at year end as discontinued operations in the accompanying consolidated statements of operations.

During 2005, we paid out charges for involuntary termination benefits of $878 as discussed above related to the closing of the Ft. Worth, Texas home manufacturing facility. There were no comparable payments in the 2004 period, and we do not expect to incur any additional impairment charges relating to the Ft. Worth, Texas facility.

The decrease in long-term debt for 2005 was due to scheduled principal payments of $1,626 and a $2,350 pay-down on the real estate term loan using a portion of the proceeds from the sale of the Ft. Worth, Texas property mentioned above. During the fourth quarter of 2005, we borrowed $17,750 under the revolving line of credit, in order to fund our short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. The borrowings under our retail floor plan agreement increased to $1,990 by December 31, 2005 from $1,071 at December 31, 2004 primarily for the opening of a new retail location in the fourth quarter of 2004. Proceeds of stock options generated cash of $1,109 in 2005.

Working capital as of December 31, 2005 improved by $11,249 to $24,216 due in part to 2005 net income.

The increase in the installment loan portfolio at December 31, 2005 was primarily due to a higher volume of land/home loans, many of which were construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at December 31, 2005 was $6,972 of land/home loans. As we increase our land/home loan purchases, short-term cash requirements will increase due to the length of time involved in consummating the sales transaction. We expect to utilize cash on hand to fund these loan purchases.

2004

Cash decreased $719 to $31,674 at December 31, 2004 from $32,393 at December 31, 2003. Operating activities used net cash of $930 primarily due to:

(a)	an increase in accounts receivable of $2,321 which is primarily for shipments of FEMA disaster relief homes,
(b)	an inventory increase of $3,945 due in part to higher levels of production in our home manufacturing plants and some raw material purchases in anticipation of increasing prices,
(c)	the net purchase of installment contracts of $959,
(d)	a slight offset of the above uses of cash by an increase of $451 in accounts payable for increased inventory purchases, and
(e)	an offset by 2004 net income of $3,241.

On average, the FEMA receivables were outstanding for a longer period of time than our other receivables; however, the outstanding FEMA-related receivables of $2,513 were collected in 2005.

Our capital expenditures were $786 during 2004 primarily for normal property, plant and equipment additions and replacements. Additionally, we had $2,320 of proceeds from the sale of property, plant and equipment, primarily from the sale of a previously idled manufacturing facility of which $1,697 was paid on long-term debt.

The decrease in long-term debt for 2004 was due to scheduled principal payments of $1,734 and a $1,697 pay-down on the real estate term loan using a portion of the proceeds from the property sales mentioned above.

We entered into a retail floor plan agreement during 2004 for our Company-owned retail stores and borrowed $1,071 to support our retail locations’ inventory purchases.

Proceeds of stock options generated cash of $939 in 2004.

General Liquidity and Debt Agreements

Historically, we have funded our operating activities with cash flows from operations supplemented by available cash on hand and, when necessary, funds from our principal line of credit. During the industry downturn, we benefited from the proceeds of sales of idle facilities as a replacement source of funds due to net operating losses. Currently, we have two previously idled facilities that are being marketed for sale; however, we cannot predict when or at what amounts the facilities will ultimately be sold.

Our trend of cash used in operating activities over the past several years is a direct result of the continuing downturn in the industry and our net losses as a result. The industry has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels. Each of these factors contributed to a reduction in wholesale industry shipments to a 44-year low in 2006. However, our cash position improved in 2006 due to collection of the outstanding receivables from FEMA at December 31, 2005.

During 2005, we entered into agreements as a subcontractor to provide 2,638 homes to FEMA as part of that agency’s hurricane relief efforts. In order to fund our short term cash needs required to fulfill the orders of FEMA homes, we amended our credit facility (the “Credit Facility”) with our primary lender to provide for an available revolving line of credit during the period of October 25, 2005 through April 30, 2006 (the “first temporary advance period”) of $50,000 and during the period of May 1, 2006 through July 31, 2006 (the “second temporary advance period”) of $25,000, effectively waiving temporarily the tangible net worth requirement listed below. On May 23, 2006, the collateral requirement was amended to exclude CIS’s loans receivable with origination dates less than 365 days old. On February 21, 2007, subsequent to year-end, we further amended the terms of the Credit Facility, to, among other things, (i) extend the maturity date to April 15, 2008, (ii) reduce the interest rate on outstanding borrowings if TNW exceeds $62,000, and (iii) increase the annual capital expenditure limit to $5,000 per year.

The Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 ($50,000 during the first temporary advance period) and a real estate term loan (initial term of 14 years) component of $10,000, which are cross-secured and cross-defaulted. The amount available under the revolving line of credit, up to $25,000 ($50,000 during the first temporary advance period), is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2003, as noted in the following table. The change in availability due to the February 2007 amendment is shown parenthetically.

Tangible Net Worth (“TNW”)	Credit Facility Available
Above $50,000	30% of TNW (35% of TNW)
$50,000 – $38,000	$15,000
$38,000 – $23,000	$15,000 to zero (dollar for dollar reduction)

At December 31, 2006, under the revolving line of credit, $10,059 (based on defined percentages of accounts and notes receivable and inventories) was available after deducting letters of credit of $5,204. During the fourth quarter of 2005, we borrowed $17,750 under the revolving line of credit, in order to fund our short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. We did not have any amounts outstanding under the revolving line of credit at December 31, 2006.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table. The levels and rates as amended on February 21, 2007 are shown parenthetically.

Tangible Net Worth (“TNW”)		Interest Rate
Above $77,000	(above $62,000)	Prime less 0.50%	(Prime less 1.00%)
$77,000 – $65,000	($62,000 – $56,500)	Prime	(Prime)
$65,000 – $58,000	($56,500 – $38,000)	Prime plus 0.25%	(Prime plus 0.50%)
$58,000 – $38,000	(below $38,000)	Prime plus 1.00%	(Prime plus 1.00%)
Below $38,000	(n/a)	Prime plus 2.00%	(n/a)

The bank’s prime rate at December 31, 2006 and 2005 was 8.25% and 7.25%, respectively. One of our directors served as president of the primary lender until August 31, 2004. We made payments to our lender in the amount $694 (2004) for interest, commitment fees, letter of credit and various bond related fees.

The real estate term loan agreement contained in the Credit Facility provided for borrowings of $10,000, of which $2,937 and $4,219 was outstanding at December 31, 2006 and December 31, 2005, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $3,000 for the year ended December 31, 2006 and $5,000 thereafter (as amended on February 21, 2007). In addition, the Credit Facility contains certain financial covenants requiring us to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.5 to 1 for the year ending December 31, 2006 and not less than 1.2 to 1 for the year ending December 31, 2007 (as amended February 21, 2007) and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At December 31, 2006, we were in compliance with our debt covenants.

We have amounts outstanding under four Industrial Development Revenue Bond issues (“Bonds”) which totaled $2,800 and $4,910 at December 31, 2006 and 2005, respectively. Three of the bond issues bear interest at variable rates ranging from 5.0% to 5.4% and mature at various dates through April 2009. One of the bond issues is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 4.31% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of our plant facilities and equipment.

We have $1,103 and $1,990 of notes payable under a retail floor plan agreement at December 31, 2006 and December 31, 2005, respectively. The notes are collateralized by certain Company-owned retail stores’ new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, we evaluate the potential to sell all or a portion of our remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. CIS is currently re-selling loans to other lenders under various retail finance contracts. We believe the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase our liquidity, reduce our exposure to interest rate fluctuations and enhance our ability to increase our volume of loan purchases. There can be no assurance, however, that additional sales will be made under these agreements, or that we will be able to realize the expected benefits from such agreements.

We believe existing cash and funds available under the Credit Facility, together with cash provided by operations, will be adequate to fund our operations and plans for the next twelve months. However, there can be no assurances to this effect. If it is not, or if we are unable to remain in compliance with our covenants under our Credit Facility, we would seek to maintain or enhance our liquidity position and capital resources through modifications to or waivers under the Credit Facility, incurrence of additional short or long-term indebtedness or other forms of financing, asset sales, restructuring of debt, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond our control.

Projected cash to be provided by operations in the coming year is largely dependent on sales volume. Our manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the credit markets in general, governmental policies, and other conditions, all of which are beyond our control. Throughout the past eight years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. Unfavorable changes in these factors and terms of financing in the industry may have a material adverse effect on our results of operations or financial condition.

Off-Balance Sheet Arrangements

Our material off-balance sheet arrangements consist of repurchase obligations, guarantees and letters of credit. Each of these arrangements is discussed below under Contractual Obligations and Commitments.

Contractual Obligations and Commitments (dollars in thousands)

The following table summarizes our contractual obligations at December 31, 2006. For additional information related to these obligations, see Notes 6 and 11 of Notes to Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period. Our debt consists primarily of fixed rate debt. However, there is one bond that has a variable interest rate. We estimated the interest payments due for this bond using 4.31%, which is a slight increase from the latest applicable interest rate. We do not have any contractual purchase obligations, and historically, have not entered into contracts committing us to purchase specified quantities of materials or equipment.

	Payments Due by Period
	Total	Less than 1 year	1 -3 years	4 - 5 years	After 5 years
Industrial development revenue bond issues	$2,800	$1,025	$730	$780	$265
Real estate term loan	2,937	201	442	506	1,788
Interest	1,405	304	605	256	240
Operating leases	169	112	57	—	—
Total contractual cash obligations	$7,311	$1,642	$1,834	$1,542	$2,293

The following table summarizes our contingent commitments at December 31, 2006, including contingent repurchase obligations, guarantees of debt for equity-method investees and letters of credit. For additional information related to these contingent obligations, see Note 11 of Notes to Consolidated Financial Statements and Critical Accounting Estimates below. Contingent insurance plans’ retrospective premium adjustments are excluded from this table as there is no definite expiration period (see Critical Accounting Estimates below).

	Amount of Commitment Expiration per Period
	Total	Less than 1 year	1 -3 years	4 - 5 years	After 5 years
Repurchase obligations - (1)	$62,000	$15,000	$47,000	$—	$—
Guarantees - (2)	686	686	—	—	—
Letters of credit - (3)	5,204	5,204	—	—	—
Total commitments	$67,890	$20,890	$47,000	$—	$—

(1)
For a complete description of the contingent repurchase obligation, see Critical Accounting Estimates - Reserve for repurchase commitments. Although the commitments outstanding at December 31, 2006 have a finite life, these commitments are continually replaced as we continue to sell our manufactured homes to dealers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. The cost (net recoveries) of these contingent repurchase obligations to us was $430 (2006), $(696) (2005) and $(301) (2004). We have a reserve for repurchase commitments of $1,513 (2006) and $1,270 (2005) based on prior experience and an evaluation of dealers’ financial conditions.

(2)
We and certain of our equity partners have guaranteed certain debt for one company in which we own a one-third interest. The guarantees are limited to 40% of the outstanding debt. At December 31, 2006, $1,715 of debt was outstanding under the guarantees, of which we had guaranteed $686. Subsequent to December 31, 2006, this company sold the last of its properties and repaid all of the debt. Therefore, our guarantees related to this debt have expired.

(3)
We have provided letters of credit to providers of certain of our surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. The outstanding letters of credit reduce amounts available under our Credit Facility. We have recorded insurance expense based on anticipated losses related to these policies.

Critical Accounting Estimates

We follow certain significant accounting policies when preparing our consolidated financial statements as summarized in Note 1 of Notes to Consolidated Financial Statements. The preparation of our financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the amounts reported in the financial statements and notes. We evaluate these estimates and assumptions on an ongoing basis and use historical experience factors, current economic conditions and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying the accounting treatment with respect to commitments and contingencies. Actual results could differ from these estimates under different assumptions or conditions. The following is a list of the accounting policies that we believe are most important to the portrayal of our financial condition and results of operations that require our most difficult, complex or subjective judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Product Warranties

We provide the initial retail homebuyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and current industry trends. Factors we use in the estimation of the warranty liability include historical sales amounts and warranty costs related to homes sold and any outstanding service work orders. We have a reserve for estimated warranties of $11,900 (2006) and $13,190 (2005). Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims or per claim costs exceeding our current warranty expense levels could have a material adverse effect on our results of operations.

Insurance

Our workers’ compensation (prior to February 1, 1999, and after April 1, 2001), product liability and general liability insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We were contingently liable at December 31, 2006 for future retrospective premium adjustments and recorded an estimated liability of approximately $4,816 (2006) and $5,002 (2005) related to these contingent claims. Claims exceeding our current expense levels could have a material adverse effect on our results of operations.

Reserve for repurchase commitments

Manufactured housing companies customarily enter into repurchase agreements with lending institutions, which provide wholesale floor plan financing to dealers. A majority of our sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event of dealer default. Our risk of loss under repurchase agreements is reduced by the following factors: (1) sales of our manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 7.0% of sales in 2006, excluding FEMA-related sales; (2) the price that we are obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 18 to 24 months); and (3) we historically have been able to resell homes repurchased from lenders.

We apply FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies, to account for our liability for repurchase commitments. Under the provisions of FIN 45, issuance of a guarantee results in two different types of obligations: (1) a non-contingent obligation to stand ready to perform under the repurchase commitment (accounted for pursuant to FIN 45) and (2) a contingent obligation to make future payments under the conditions of the repurchase commitment (accounted for pursuant to SFAS No. 5). We review the retail dealers’ inventory to estimate the amount of inventory subject to repurchase obligation which is used to calculate (1) the fair value of the non-contingent obligation for repurchase commitments and (2) the contingent liability based on historical information available at the time. During the period in which a home is sold (inception of a repurchase commitment), we record the greater of these two calculations as a liability for repurchase commitments and as a reduction to revenue.

(1)
We estimate the fair value of the non-contingent portion of our manufacturer’s inventory repurchase commitment under the provisions of FIN 45 when a home is shipped to dealers whose floor plan financing includes our repurchase commitment. The fair value of the inventory repurchase agreement has been estimated on a “pooled dealer” approach based on the creditworthiness of the independent dealers, as determined by the floor plan institution, and is derived using an income approach. Specifically, the fair value of the inventory repurchase agreement is determined by calculating the net present value of the difference in (a) the interest cost to carry the inventory over the maximum repurchase liability period at the prevailing floor plan note interest rate and (b) the interest cost to carry the inventory over the maximum repurchase liability period at the interest rate of a similar type loan without a manufacturer’s repurchase agreement in force.

(2)
We estimate the contingent obligation to make future payments under our manufacturer’s inventory repurchase commitment for the same pool of commitments as used in the fair value calculation above and record the greater of the two calculations. This SFAS No. 5 contingent obligation is estimated using historical loss factors, including the frequency of repurchases and the losses we experienced for repurchased inventory.

Additionally, subsequent to the inception of the repurchase commitment, we evaluate the likelihood that we will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, we evaluate the probability of default for the group of dealers who are identified at an elevated risk of default and apply a probability of default to the group, based on historical default rates. In this default probability evaluation, we review repurchase notifications received from floor plan sources and review our dealer inventory for expected repurchase notifications based on various communications from the lenders and the dealers as well as for dealers who, we believe, are experiencing financial difficulty. Our repurchase commitments for the dealers in the category of elevated risk of default are excluded from the pool of commitments used in both of the calculations at (1) and (2) above. Changes in the reserve are recorded as an adjustment to revenue.

Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home. The maximum amount for which we are contingently liable under repurchase agreements approximated $62,000 and $52,000 at December 31, 2006 and 2005, respectively. We have a reserve for repurchase commitments of $1,513 (2006) and $1,270 (2005).

Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on our operating results. The deterioration in the availability of retail financing experienced in recent years, along with significant competition from repossessed homes, extended the inventory adjustment period for excess industry retail inventory levels beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken, the inventory overhang could result in even greater intense price competition, cause further pressure on profit margins within the industry, and have a material adverse effect on us. The inventory of Cavalier manufactured homes at all retail locations, including Company-owned retail sales centers, increased 23% in 2006 from 2005 and declined 29% in 2005 from 2004. The changes in retail inventory, and corresponding changes in repurchase commitments, have been impacted in the last two years by the leveling of retail inventory with demand and by the industry’s involvement in the production of FEMA-related houses that do not carry a repurchase commitment. In 2006, as FEMA-related production was replaced by traditional dealer purchases that carry inventory repurchase commitments, the contingent portion of our reserve for repurchase commitments increased as we noted in our 2005 Form 10-K.

Impairment of Long-Lived Assets

Since the latter part of 1999, the manufactured housing industry has experienced a downturn in business as discussed above. Due to deteriorating market conditions during this time, we have idled, closed or sold 17 manufactured housing facilities, a portion of our insurance and premium finance business, a portion of our supply operations and 13 under-performing retail locations. We periodically evaluate the carrying value of long-lived assets to be held and used, including goodwill and other intangible assets, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than our carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. No impairment charges were recorded in 2006.

Deferred Tax Asset

Realization of deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. In 2004, pursuant to SFAS No. 109, Accounting for Income Taxes, because we had operated at a cumulative loss in our three most recent calendar years and because we believed difficult competitive and economic conditions might continue for the foreseeable future, a valuation allowance was recorded to fully reserve net deferred tax assets. As a result of continued improvements in operating performance in 2005 and projected income and tax liability for 2006, we reversed a portion of the deferred tax asset valuation allowance realizing $1,314 in deferred tax benefits as of December 31, 2005. With the decline in homes shipped in 2006 to a 44-year industry low, we re-evaluated the need to fully reserve our net deferred tax assets. In assessing the need for the valuation allowance, we consider all positive and negative evidence, including anticipated operating results, scheduled reversals of deferred tax liabilities, and tax planning strategies. Because we believe challenging industry conditions will extend into 2007 and we lack visibility with respect to our 2007 results, we have re-established a full valuation allowance against our deferred tax assets under the standards of SFAS No. 109. As of December 31, 2006, we maintained a valuation allowance of $14,709. We will continue to evaluate the need for a valuation allowance in the future, which may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required.

Related Party Transactions

We purchased raw materials of approximately $14,698, $21,586, and $17,680 from MSR Forest Products, LLC, and Alliance Homes, Inc. during 2006, 2005 and 2004, respectively, which are companies in which we own a minority interest.

Mr. Thomas A. Broughton, III, one of our directors, served as the president of First Commercial Bank, our primary lender, through August 31, 2004. We made payments to this lender in the amount of $694 (2004) for interest, commitment, letter of credit and various bond related fees. See Note 6 of Notes to Consolidated Financial Statements for additional information regarding our Credit Facility.

We recorded net income of investees accounted for by the equity method of $805, $775, and $980 for the years ended December 31, 2006, 2005, and 2004, respectively. Additionally, we and certain of our equity partners have guaranteed certain debt for two companies in which we own a one-third interest. For additional information related to these guarantees, see footnote (2) under Contractual Obligations and Commitments above.

We used the services of a law firm, Lowe, Mobley & Lowe, a partner of which, Mr. John W Lowe, is also another of our directors. We paid legal fees to this firm of $292 (2006), $414 (2005), and $346 (2004). In addition, this law firm received from the proceeds of the settlement of one of our claims, an indirect legal fee payment of $74 in 2005.

Impact of Inflation

We generally have been able to increase our selling prices to offset increased costs, including the costs of raw materials. Sudden increases in costs as well as price competition, however, can affect our ability to increase our selling prices. We believe that the relatively moderate rate of inflation over the past several years has not had a significant impact on our sales or profitability, but can give no assurance that this trend will continue in the future.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effect of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. This statement is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. We are currently assessing the effects of the adoption of this statement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss arising from adverse changes in market prices and interest rates. We are exposed to interest rate risk inherent in our financial instruments, but are not currently subject to foreign currency or commodity price risk. We manage our exposure to these market risks through our regular operating and financing activities.

We purchase retail installment contracts from our dealers, at fixed interest rates, in the ordinary course of business, and periodically resell a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces our exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. Our portfolio consisted of fixed rate contracts with interest rates generally ranging from 7.5% to 14% and an average original term of 268 months at December 31, 2006. We estimated the fair value of our installment contracts receivable at $13,000 using discounted cash flows and interest rates offered by CIS on similar contracts at December 31, 2006.

We have one industrial development revenue bond issue that is exposed to interest rate changes. Since this borrowing is floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, we have three industrial development revenue bond issues at fixed interest rates. We estimated the fair value of our debt instruments at $5,787 using rates at which we believe we could have obtained similar borrowings at December 31, 2006.

	Assumed Annual Principal Cash Flows
(dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Installment loan portfolio (a)	$6,430	$158	$192	$181	$218	$5,086	$12,265	$13,000
(weighted average interest rate - 8.5%)

	Expected Principal Maturity Dates
(dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total	Fair value
Notes payable and long-term debt	$1,226	$834	$884	$360	$381	$2,053	$5,738	$5,787
(weighted average interest rate - 5.7%)

(a)	The Company has recorded an allowance for credit losses of $841, primarily based upon management's assessment of historical experience factors and current economic conditions.

Additionally, we have a revolving line of credit and a note payable under a retail floor plan agreement that are exposed to interest rate changes, as they are floating rate debt based on the prime interest rate. These borrowings are excluded from the above table since there is no scheduled payout or maturity date for either of these obligations. During the fourth quarter of 2005, we borrowed $17,750 under the revolving line of credit, in order to fund our short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. We did not have any amounts outstanding under the revolving line of credit at December 31, 2006. The bank’s prime rate at December 31, 2006 and 2005 was 8.25% and 7.25% respectively. We have $1,103 and $1,990 of notes payable under the retail floor plan agreement at December 31, 2006 and December 31, 2005, respectively. The notes bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

Our disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally use words such as “estimates,” “projects,” “intends,” “believes,” “anticipates,” “expects,” “plans,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties and factors include those associated with the following:

•	the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
•	the severe and continuing downturn in the manufactured housing industry;
•	limitations in our ability to pursue our business strategy;
•	changes in demographic trends, consumer preferences and our business strategy;
•	changes and volatility in interest rates and the availability of capital;
•	changes in the availability of retail (consumer) financing;
•	changes in the availability of wholesale (dealer) financing;
•	changes in level of industry retail inventories;
•	the ability to attract and retain quality independent dealers, executive officers and other key personnel;
•	competition;
•	contingent repurchase and guaranty obligations;
•	uncertainties regarding our retail financing activities;
•	the potential unavailability and price increases for raw materials;
•	the potential unavailability of manufactured housing sites;
•	regulatory constraints;
•	the potential for additional warranty claims;
•	litigation;
•	the potential volatility in our stock price; and
•	the potential for deficiencies in internal controls over financial reporting or in disclosure controls and procedures.

Any or all of the forward-looking statements in this report, in the 2006 Annual Report to Stockholders, in the Annual Report on Form 10-K for the year ended December 31, 2006 and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, in the Annual Report on Form 10-K for the period ending December 31, 2006, under the heading “Risk Factors,” we have provided a discussion of factors that we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Selected Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited quarterly financial data for the years ended December 31, 2006 and 2005. We believe that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with accounting principles generally accepted in the United States of America. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Total
2006	(dollars in thousands except per share amounts)
Revenue:
Home manufacturing net sales	$40,137	$47,945	$55,270	$71,834	$215,186
Financial services	838	777	811	909	3,335
Retail	2,337	2,178	2,694	2,207	9,416
Total revenue	43,312	50,900	58,775	74,950	227,937
Gross profit	6,150	8,541	10,402	13,669	38,762
Net income (loss)	(867)	(788)	161	1,666	172
Basic net income (loss) per share	(0.05)	(0.04)	0.01	0.09	0.01
Diluted net income (loss) per share	$(0.05)	$(0.04)	$0.01	$0.09	$0.01
2005
Revenue:
Home manufacturing net sales	$96,448	$53,711	$56,575	$52,798	$259,532
Financial services	766	942	781	513	3,002
Retail	2,403	2,638	2,646	1,811	9,498
Total revenue	99,617	57,291	60,002	55,122	272,032
Gross profit	22,285	11,437	10,252	8,623	52,597
Net income (loss)	10,715	1,585	769	(2,154)	10,915
Basic net income (loss) per share	0.59	0.09	0.04	(0.12)	0.60
Diluted net income (loss) per share	$0.58	$0.09	$0.04	$(0.12)	$0.59

CAVALIER HOMES, INC. AND SUBSIDIARIES
FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Schedules I, III, IV and V have been omitted because they are not required.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control: Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of December 31, 2006.

Based on the evaluation under the criteria contained in the framework of Internal Control: Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Carr, Riggs and Ingram, LLC, an independent registered public accounting firm, as stated in their report below.

/s/ DAVID A. ROBERSON
Director and Principal Executive Officer

/s/ MICHAEL R. MURPHY
Chief Financial Officer and Principal Accounting Officer

March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Cavalier Homes, Inc.

We have audited the accompanying consolidated balance sheets of Cavalier Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years then ended. Our audits also included the financial statement schedule of the Company listed in Item 15(a) for the years ended December 31, 2006 and 2005. We also have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Cavalier Homes, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements and schedule, an opinion on management’s assessment, and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavalier Homes, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the years then ended in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, management’s assessment that Cavalier Homes, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Cavalier Homes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Note 8 to the consolidated financial statements, effective January 1, 2006 the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.

/s/ CARR, RIGGS & INGRAM, LLC
Birmingham, Alabama
March 8, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cavalier Homes, Inc.:

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Cavalier Homes, Inc. and subsidiaries (the “Company”) for the year ended December 31, 2004.  Our audit also included the financial statement schedule listed in the Index at Item 15a for the year ended December 31, 2004. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Cavalier Homes, Inc. and subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2004.

/s/ DELOITTE & TOUCHE LLP
Birmingham, Alabama
March 28, 2005 (March 16, 2006 as to the 2004 effects of the discontinued operations described in Note 2)

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(dollars in thousands except per share amounts)

	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$25,967	$14,379
Accounts receivable, less allowance for losses of $78 (2006) and $56 (2005)	1,930	39,453
Current portion of notes and installment contracts receivable, including
held for resale of $6,288 (2006) and $7,603 (2005)	6,430	7,703
Inventories	22,255	27,303
Other current assets	2,520	2,723
Total current assets	59,102	91,561
Property, plant and equipment:
Land	3,781	3,778
Buildings and improvements	33,451	34,668
Machinery and equipment	28,612	30,118
	65,844	68,564
Less accumulated depreciation and amortization	37,834	38,988
Property, plant and equipment, net	28,010	29,576
Installment contracts receivable, less allowance for credit losses
of $841 (2006) and $968 (2005)	4,785	6,396
Other assets	4,809	5,288
	$96,706	$132,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Note payable under revolving line of credit	$—	$17,750
Current portion of long-term debt	1,226	1,498
Note payable under retail floor plan agreement	1,103	1,990
Accounts payable	3,748	7,821
Amounts payable under dealer incentives	3,041	7,087
Estimated warranties	11,900	13,190
Accrued insurance	5,394	6,270
Accrued compensation and related withholdings	2,691	6,147
Reserve for repurchase commitments	1,513	1,270
Other accrued expenses	3,178	4,322
Total current liabilities	33,794	67,345
Long-term debt, less current portion above	4,512	7,631
Total liabilities	38,306	74,976
Commitments and contingencies (Note 11)
Stockholders’ equity:
Series A Junior Participating Preferred stock, $0.01 par value; 200,000 shares
authorized, none issued	—	—
Preferred stock, $0.01 par value; 300,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 50,000,000 shares authorized,
19,327,880 (2006) and 19,285,705 (2005) shares issued	1,933	1,929
Additional paid-in capital	58,654	58,275
Retained earnings	1,595	1,423
Treasury stock, at cost; 983,300 shares	(3,782)	(3,782)
Total stockholders’ equity	58,400	57,845
	$96,706	$132,821
See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(dollars in thousands except per share amounts)

	2006	2005	2004

Revenue	$227,937	$272,032	$211,740
Cost of sales	189,175	219,435	172,244
Gross profit	38,762	52,597	39,496
Selling, general and administrative	38,607	40,284	34,415
Impairment and other related charges	—	143	—
Operating income	155	12,170	5,081
Other income (expense):
Interest expense	(1,110)	(1,314)	(1,075)
Other, net	1,330	851	561
	220	(463)	(514)
Income from continuing operations before income taxes	375	11,707	4,567
Income tax provision (benefit)	1,049	(32)	75
Equity in earnings of equity-method investees	805	775	980
Income from continuing operations	131	12,514	5,472
Income (loss) from discontinued operations, including tax benefit of $29 (2006) and gain on disposal of $439 (2005)	41	(1,599)	(2,231)
Net income	$172	$10,915	$3,241
Income (loss) per share:
Basic:
From continuing operations	$0.01	$0.69	$0.30
From discontinuing operations	—	(0.09)	(0.12)
Net income	$0.01	$0.60	$0.18
Weighted average shares outstanding	18,335,377	18,118,619	17,879,939
Diluted:
From continuing operations	$0.01	$0.68	$0.30
From discontinuing operations	—	(0.09)	(0.12)
Net income	$0.01	$0.59	$0.18
Weighted average shares outstanding	18,469,575	18,356,795	18,178,394

See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(dollars in thousands)

			Additional paid-in capital	Retained earnings (deficit)	Treasury stock	Total
	Common Stock
	Shares	Amount
Balance, January 1, 2004	18,692,944	$1,869	$55,952	$(12,733)	$(4,101)	$40,987
Stock options exercised	299,630	30	909	—	—	939
Net income	—	—	—	3,241	—	3,241
Balance, December 31, 2004	18,992,574	1,899	56,861	(9,492)	(4,101)	45,167
Stock options exercised	293,131	30	760	—	319	1,109
Income tax benefit attributable to
exercise of stock options	—	—	654	—	—	654
Net income	—	—	—	10,915	—	10,915
Balance, December 31, 2005	19,285,705	1,929	58,275	1,423	(3,782)	57,845
Stock options exercised	42,175	4	144	—	—	148
Stock-based compensation	—	—	235	—	—	235
Net income	—	—	—	172	—	172
Balance, December 31, 2006	19,327,880	$1,933	$58,654	$1,595	$(3,782)	$58,400

See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004
(dollars in thousands)

	2006	2005	2004
Operating activities:
Net income	$172	$10,915	$3,241
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:
Depreciation and amortization	2,299	2,477	3,317
Deferred income taxes	1,314	(1,314)	—
Provision for (recovery of) credit and accounts receivable losses	114	856	(235)
Stock-based compensation	235	—	—
Gain on sale of property, plant and equipment	(293)	(578)	(10)
Impairment and other related charges	—	143	209
Other, net	(1,195)	(196)	(980)
Installment contracts purchased for resale	(42,664)	(41,442)	(32,864)
Sale of installment contracts purchased for resale	44,589	34,625	31,905
Principal collected on installment contracts purchased for resale	221	205	2,066
Changes in assets and liabilities:
Accounts receivable	37,554	(35,173)	(2,321)
Inventories	5,048	(12,394)	(3,945)
Accounts payable	(4,073)	3,526	451
Amounts payable under dealer incentive programs	(4,046)	2,836	(1,576)
Accrued compensation and related withholdings	(3,456)	2,394	1,090
Other assets and liabilities	(3,505)	(1,958)	(1,278)
Net cash provided by (used in) operating activities	32,314	(35,078)	(930)
Investing activities:
Proceeds from sale of property, plant and equipment	1,555	3,537	2,320
Capital expenditures	(1,995)	(1,410)	(786)
Notes and installment contracts purchased for investment	(326)	(831)	(496)
Principal collected on notes and installment contracts purchased for investment	845	336	474
Other investing activities	1,075	349	120
Net cash provided by investing activities	1,154	1,981	1,632
Financing activities:
Net borrowings (repayments) on note payable under revolving line of credit	(17,750)	17,750	—
Net borrowings (repayments) on note payable under retail floor plan agreement	(887)	919	1,071
Payments on long-term debt	(3,391)	(3,976)	(3,431)
Proceeds from exercise of stock options	148	1,109	939
Net cash provided by (used in) financing activities	(21,880)	15,802	(1,421)
Net increase (decrease) in cash and cash equivalents	11,588	(17,295)	(719)
Cash and cash equivalents, beginning of year	14,379	31,674	32,393
Cash and cash equivalents, end of year	$25,967	$14,379	$31,674
Supplemental cash flow disclosures:
Cash paid for:
Interest	$1,126	$1,234	$1,114
Income taxes	$1,454	$18	$128

See notes to consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation - The consolidated financial statements include the accounts of Cavalier Homes, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, Cavalier, the “Company”, “we”, “our” or “us”). Our minority ownership interests in various joint ventures are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets (see Note 13). Intercompany transactions have been eliminated in consolidation. See Note 12 for information related to our business segments.

Nature of Operations - We design and produce manufactured homes which are sold to a network of dealers located primarily in the South Central and South Atlantic regions of the United States. In addition, through our financial services segment, we offer retail installment sale financing and related insurance products primarily for manufactured homes sold through our dealer network. Our retail segment operates retail sales locations which offer our homes, financing, and insurance products to retail customers.

Accounting Estimates - Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments - The carrying value of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments. Additional information concerning the fair value of other financial instruments is disclosed in Notes 3 and 6.

Cash Equivalents - We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable - Accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and estimating expected losses using historical experience.

Installment Contracts Receivable - Installment contracts receivable of CIS Financial Services, Inc. (“CIS”), a wholly-owned subsidiary, are reported at their outstanding unpaid principal balances reduced by any charge-off or specific valuation accounts. We purchase the majority of our contracts receivable with the intent to resell the loans, with limited recourse, to financial institutions under the terms of retail financing agreements. Recourse is applicable in the case of fraud or misrepresentation. CIS may also be required to repurchase the loan from certain third party financial institutions if any of the first four payments on a loan become 90 days delinquent. We have never been obligated to repurchase the loans under the limited recourse provisions of these contracts. Such sales are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Loans purchased for resale are recorded in our balance sheet at the lower of cost or market and are classified as held for sale if we have the intent and believe that we have the ability to resell the loans within one year from acquisition based on the terms of retail financing agreements with various financial institutions. Loan origination and other fees, net of capitalized costs, are deferred and recognized over the life of the loan as an adjustment of yield.

Allowance for Credit Losses on Installment Contracts - We have provided an allowance for estimated future credit losses resulting from retail financing activities of CIS based on management’s periodic evaluation of our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries).

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

Impairment of Long-Lived Assets - In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than our carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

Revenue Recognition - Revenue for manufactured homes sold to independent dealers generally is recorded when all of the following conditions have been met: (a) an order for the home has been received from the dealer, (b) an agreement with respect to payment terms (usually in the form of a written or verbal approval for payment) has been received from the dealer’s flooring institution, and (c) the home has been shipped and risk of loss has passed to the dealer. All sales are final and without recourse except for the contingency described in Note 11. Estimated sales incentives, including rebates, payable to our independent retailers are accrued at the time of sale and are recorded as a reduction of revenue. Sales incentive levels are estimated based on the anticipated sales volume purchased by our independent retailers within the rebate period specified in the sales incentive agreements. For Company-owned retail locations, revenue is recorded when the home has been delivered and accepted by the retail customer, risk of ownership has been transferred and funds have been received. Interest income on installment contracts receivable is recognized using a method which approximates the interest method. Accrual of interest income on installment contracts receivable is suspended when a loan is contractually delinquent for 90 days or more. The accrual is resumed when the loan becomes contractually current, and past-due interest income is recognized at that time.

Product Warranties - We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We have provided a liability of $11,900 (2006) and $13,190 (2005) for estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for product warranty was as follows:

	2006	2005	2004
Balance, beginning of year	$13,190	$13,255	$13,475
Provision for warranties issued in the current year	12,407	15,850	15,016
Adjustments for warranties issued in prior years	234	(580)	(593)
Payments	(13,931)	(15,335)	(14,643)
Balance, end of year	$11,900	$13,190	$13,255

Reserve for Repurchase Commitments - We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price we are obligated to pay generally declines over the period of the agreement (generally 18 - 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. We apply FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for our liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), we record the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Subsequent to the inception of the repurchase commitment, we evaluate the likelihood that we will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, we evaluate the probability of default for the group of dealers who are identified at an elevated risk of default and apply a probability of default to the group, based on historical default rates. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home.

Insurance - Our workers’ compensation (prior to February 1, 1999, and after April 1, 2001), product liability and general liability insurance coverages were provided under incurred loss, retrospectively rated premium plans. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. Our workers’ compensation insurance coverage from February 1999 through March 2001 was provided under a fully insured, large deductible policy, and during 2001, our product liability and general liability insurance coverages were converted to a fully insured, large deductible policy.

Other Income (Expense): Other, net - Other, net included in our consolidated statement of operations caption is comprised primarily of interest income (unrelated to financial services), dividends received from an unconsolidated investee accounted for under the cost method, and gain (loss) on the sale of the stock of the unconsolidated cost method investee.

Net Income (Loss) Per Share - We report two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:

	2006	2005	2004
Income from continuing operations	$131	$12,514	$5,472
Income (loss) from discontinued operations	41	(1,599)	(2,231)
Net income	$172	$10,915	$3,241

Weighted average shares outstanding:
Basic	18,335,377	18,118,619	17,879,939
Effect of potential common stock from the exercise of stock options	134,198	238,176	298,455
Diluted	18,469,575	18,356,795	18,178,394

Income (loss) per share:
Basic:
From continuing operations	$0.01	$0.69	$0.30
From discontinuing operations	—	(0.09)	(0.12)
Net income	$0.01	$0.60	$0.18
Diluted:
From continuing operations	$0.01	$0.68	$0.30
From discontinuing operations	—	(0.09)	(0.12)
Net income	$0.01	$0.59	$0.18

Options that were potentially dilutive to basic net income per share were not included in the computation of diluted net income per share because to do so would have been anti-dilutive. The maximum anti-dilutive options were 1,003,315, 1,339,897, and 1,371,420 for 2006, 2005, and 2004, respectively.

Stock Based Compensation - Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective method. SFAS 123R, which supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), requires us to record compensation cost over the vesting period of awards of equity instruments based on the grant date fair value of the award and applies to new awards issued, awards modified, repurchased or cancelled and unvested awards after the effective date. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.

Prior to the adoption of SFAS 123R, we used the intrinsic value method under APB 25. No compensation cost was recorded in 2005 since options were issued with exercise prices equal to the market prices of the underlying common stock on the dates of grant.

Recently Issued Accounting Pronouncements - In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, the financial statement effect of a tax position should initially be recognized when it is more likely than not, based on the technical merits, that the position will be sustained upon examination. A tax position that meets the more-likely-than-not recognition threshold should initially and subsequently be measured as the largest amount of tax benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement with a taxing authority. This statement is effective for fiscal years beginning after December 15, 2006. The cumulative effect, if any of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings in the period adopted. We are currently assessing the effects of the adoption of this statement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We are currently evaluating the impact of SFAS No. 157, but do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

Reclassifications - Certain amounts from the prior periods have been reclassified to conform to the 2006 presentation.

2.	DISCONTINUED OPERATIONS

In February 2005, we announced our decision to close an underperforming home manufacturing plant in Ft. Worth, Texas, which accounted for about 10% of total revenue and 11% of floor shipments in 2004 and had net property, plant and equipment of $2,403 at December 31, 2004. During 2004, we recorded impairment and other related charges of $209 ($209 after tax or $0.01 per diluted share) for write-downs for certain property, plant and equipment related to the closing. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service. During 2005, we recorded involuntary termination benefits of $878 ($878 after tax or $0.06 per diluted share). We sold the property, plant and equipment of the Ft. Worth facility in June 2005 realizing a gain of $439. These amounts are included in “Income (loss) from discontinued operations” in the accompanying statement of operations.

Summary operating results of the discontinued operations for the years ended December 31, 2006, 2005, and 2004 were:

	2006	2005	2004
Revenue	$—	$3,124	$22,421
Income (loss) from discontinued operations	41	(1,599)	(2,231)

3.	INSTALLMENT CONTRACTS RECEIVABLE

CIS finances retail sales through the purchase of installment contracts primarily from a portion of our dealer network and originates direct mortgage loans, at fixed interest rates, in the ordinary course of business, and resells a majority of the loans to financial institutions under the terms of retail finance agreements. CIS enters into agreements to sell, with limited recourse, contracts in our portfolio that meet specified credit criteria. Recourse is applicable in the case of fraud or misrepresentation. CIS may also be required to repurchase the loan from certain third party financial institutions if any of the first four payments on a loan become 90 days delinquent. We have never been obligated to repurchase the loans under the limited recourse provisions of these contracts. Under these agreements, CIS sold $44,589, $34,625 and $31,905 of contracts receivable and realized gains of $1,612, $1,310, and $940 for the years ended December 31, 2006, 2005, and 2004, respectively. Standard loan programs require minimum down payments or land equity, ranging from 5% to 20% of the purchase price of the home, on all installment contracts based on the creditworthiness of the borrower. CIS’s portfolio consists of fixed rate contracts with interest rates generally ranging from 7.5% to 14.0% and from 8.0% to 14.0% at December 31, 2006 and 2005, respectively. The average original term of the portfolio was approximately 268 and 265 months at December 31, 2006 and 2005, respectively. For loans held in our portfolio, CIS requires the borrower to maintain adequate insurance on the home throughout the life of the contract. Contracts are secured by the home which is subject to repossession by CIS upon default by the borrower. At December 31, 2006, scheduled principal payments of installment contracts receivable including expected sales of installment contracts in 2007 are as follows (excludes deferred origination fees, points and capitalized costs of $209):

Year ending December 31,
2007	$6,430
2008	158
2009	192
2010	181
2011	218
Thereafter	5,086
Total	$12,265

We maintain a reserve for loans based on historical experience, the estimated value of any underlying collateral, and specifically identified factors presenting uncertainty with respect to collectibility. Activity in the allowance for credit losses on installment contracts was as follows:

	2006	2005	2004

Balance, beginning of year	$968	$953	$1,030
Provision for credit losses	145	857	75
Charge offs, net	(272)	(842)	(152)
Balance, end of year	$841	$968	$953

At December 31, 2006 and 2005, the estimated fair value of installment contracts receivable, excluding loans identified as presenting uncertainty with respect to collectibility, was $13,000 and $15,287 respectively. These fair values were estimated using discounted cash flows and interest rates offered by CIS on similar contracts at such times.

4.	INVENTORIES

Inventories consisted of the following:

	2006	2005
Raw materials	$14,552	$17,611
Work-in-process	1,424	1,305
Finished goods	6,279	8,387
Total inventory	$22,255	$27,303

During 2006, 2005, and 2004, we purchased raw materials of approximately $14,698, $21,586, and $17,680, respectively, from joint ventures in which we own a minority interest.

5.	IMPAIRMENT AND OTHER RELATED CHARGES

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we record the liability, measured at fair value, for costs associated with an exit or disposal activity when the liability is incurred. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as “held for sale” if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. We had idle assets of $6,589 (2006) and $8,343 (2005) recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities which we are attempting to sell. Management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as “held and used” and depreciation has continued on these assets.

During 2005, we recorded impairment and other related charges of $143 ($143 after tax or $0.00 per diluted share) to write-down property, plant and equipment in connection with the valuation of a home manufacturing facility closed in a prior year. No impairment charges were incurred during 2006.

6.	CREDIT ARRANGEMENTS

We maintain a credit facility (the “Credit Facility”) with our primary lender which includes (i) a revolving line of credit that provides for borrowings (including letters of credit) up to $25,000 and (ii) a real estate term loan with an initial term of 14 years of $10,000, which are cross-secured and cross-defaulted. During 2005, we entered into agreements as a subcontractor to provide 2,638 homes to FEMA as part of that agency’s hurricane relief efforts. In order to fund our short term cash needs required to fulfill the orders of FEMA homes, we amended our Credit Facility on December 6, 2005 to provide for an available revolving line of credit during the period from October 25, 2005 through April 30, 2006 (the “first temporary advance period”) of $50,000 and during the period from May 1, 2006 through July 31, 2006 (the “second temporary advance period”) of $25,000, effectively waiving temporarily the tangible net worth requirement listed below. On May 23, 2006, the Credit Facility was further modified to allow for capital expenditures of $3,000 for the year ending December 31, 2006 and thereafter, and the collateral requirement was amended to exclude CIS loans receivable with origination dates less than 365 days old. On February 21, 2007 we further amended the terms of the Credit Facility, to, among other things, (i) extend the maturity date to April 15, 2008, (ii) reduce the interest rate on borrowings if TNW exceeds $62,000, (iii) increase the annual capital expenditure limit to $5,000 per year, (iv) increase the amount available under the revolving line of credit, and (v) revise certain financial covenants as noted below.

The amount available under the revolving line of credit as amended February 21, 2007, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2003, as noted in the following table.

Tangible Net Worth (“TNW”)	Credit Facility Available
Above $50,000	35% of TNW
$50,000 - $38,000	$15,000
$38,000 - $23,000	$15,000 to zero (dollar for dollar reduction)

At December 31, 2006, under the revolving line of credit, $10,059 (based on defined percentages of accounts and notes receivable and inventories) was available after deducting letters of credit of $5,204. During the fourth quarter of 2005, we borrowed $17,750 under the revolving line of credit, in order to fund our short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. We did not have any amounts outstanding under the revolving line of credit at December 31, 2006.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table. The levels and rates as amended on February 21, 2007 are shown parenthetically.

Tangible Net Worth (“TNW”)		Interest Rate
Above $77,000	(above $62,000)	Prime less 0.50%	(Prime less 1.00%)
$77,000 – $65,000	($62,000 - $56,500)	Prime	(Prime)
$65,000 – $58,000	($56,500 - $38,000)	Prime plus 0.25%	(Prime plus 0.50%)
$58,000 – $38,000	(below $38,000)	Prime plus 1.00%	(Prime plus 1.00%)
Below $38,000	(n/a)	Prime plus 2.00%	(n/a)

The bank’s prime rate at December 31, 2006 and 2005 was 8.25% and 7.25%, respectively. One of our directors served as president of the primary lender until August 31, 2004. We made payments to our lender in the amount $694 (2004) for interest, commitment fees, letter of credit and various bond related fees.

The real estate term loan agreement contained in the Credit Facility provided for borrowings of $10,000, of which $2,937 and $4,219 was outstanding at December 31, 2006 and December 31, 2005, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $3,000 for the year ended December 31, 2006 and $5,000, thereafter (as amended on February 21, 2007). In addition, the Credit Facility contains certain financial covenants requiring us to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.5 to 1 for the year ending December 31, 2006 and not less than 1.2 to 1 for the year ending December 31, 2007 (as amended February 21, 2007) and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At December 31, 2006, we were in compliance with our debt covenants.

We have amounts outstanding under four Industrial Development Revenue Bond issues (“Bonds”) which totaled $2,800 and $4,910 at December 31, 2006 and 2005, respectively. Three of the bond issues bear interest at variable rates ranging from 5.0% to 5.4% and mature at various dates through April 2009. One of the bond issues is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 4.31% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of our plant facilities and equipment.

We have $1,103 and $1,990 of notes payable under a retail floor plan agreement at December 31, 2006 and December 31, 2005, respectively. The notes are collateralized by certain Company-owned retail stores’ new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

At December 31, 2006, principal repayment requirements on long-term debt are as follows:

Year ending December 31,
2007	$1,226
2008	834
2009	884
2010	360
2011	381
Thereafter	2,053
Total	5,738
Less current portion	1,226
Long-term debt	$4,512

At December 31, 2006 and 2005, the estimated fair value of outstanding borrowings was $5,787 and $8,806, respectively. These estimates were determined using rates at which we believe we could have obtained similar borrowings at such times.

Cash paid for interest during the years ended December 31, 2006, 2005, and 2004 was $1,126, $1,234, and $1,114, respectively.

7.	STOCKHOLDERS’ EQUITY

The Stockholder Rights Plan set forth in a Rights Agreement dated October 23, 1996 between us and our Rights Agent expired on November 2, 2006.

Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 3,168,800 shares were purchased at a cost of $24,842 during the four year period ended December 31, 2001. We retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. During 2005, we reissued 34,000 treasury shares upon exercise of stock options. At December 31, 2006, we have authority under the program to acquire up to 831,200 additional shares.

8.	STOCK BASED COMPENSATION

Stock Incentive Plans

At December 31, 2006, our stock incentive plans included the following:

•
The 2005 Incentive Compensation Plan (the “2005 Plan”) provides for both incentive stock options and non-qualified stock options to key employees. The 2005 Plan also provides for stock appreciation rights and awards of both restricted stock and performance shares. Awards are granted at prices and terms determined by the compensation committee of the Board of Directors. The term for awards granted under the 2005 Plan cannot exceed ten years from the date of grant. Upon adoption of the 2005 Plan, our 1996 Key Employee Stock Incentive Plan (the “1996 Plan”) was terminated. However, the shares of common stock that remained available under the 1996 Plan at the time of its termination were incorporated into the 2005 Plan, along with any shares subject to options previously granted under the 1996 Plan which lapse, terminate or are canceled up to a maximum of 1,500,000 shares. Furthermore, the termination of the 1996 Plan did not affect any options which were outstanding and unexercised under that Plan. As of December 31, 2006, shares authorized for grant and available to be granted under the 2005 Plan totaled 1,255,177 shares.

•
The 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”) provides for the issuance of up to 500,000 shares of our common stock, which is reserved for grant to non-employee directors. Options are granted upon the director’s initial election and automatically on an annual basis thereafter at fair market value on the date of such grant. Stock option grants become exercisable at a rate of 1/12th of the shares subject to the stock option on each monthly anniversary of the date of grant. Except in the case of death, disability, or retirement, options granted under the 2005 Directors Plan expire ten years from the date of grant. We had a 1993 Non-employee Director Plan, (the “1993 Plan”), but upon adoption of the 2005 Directors Plan, we did not make additional grants under the 1993 Plan and the 1993 Plan was terminated. However, the termination of the 1993 Plan did not affect any options which were outstanding and unexercised under that Plan. As of December 31, 2006, shares available to be granted under the 2005 Directors Plan totaled 470,000 shares.

The following table sets forth the summary of activity under our stock incentive plans for the years ended December 31, 2006, 2005, and 2004:

	Shares Available for Grant	Options Outstanding	Weighted Average Exercise Price
Balance, December 31, 2003	981,403	2,474,587	$7.84
Granted at fair value	(25,000)	25,000	2.99
Exercised	—	(299,630)	3.14
Cancelled	115,571	(115,571)	8.97
Balance, December 31, 2004	1,071,974	2,084,386	8.39
Approved (2005 Directors Plan)	500,000	—	—
Plan shares expired	(71,723)	—	—
Granted at fair value	(25,000)	25,000	5.51
Exercised - increase in common shares	—	(293,131)	3.39
Exercised - treasury shares reissued	—	(34,000)	3.40
Cancelled	43,583	(43,583)	9.72
Balance, December 31, 2005	1,518,834	1,738,672	9.26
Plan shares expired	(46,341)	—	—
Granted at fair value	(35,000)	35,000	6.45
Stock awards	(70,000)	—	—
Exercised	—	(42,175)	3.53
Cancelled	357,684	(357,684)	13.30
Balance, December 31, 2006	1,725,177	1,373,813	$8.32

Options exercisable at December 31, 2006		1,371,311	$8.32

Options exercisable at December 31, 2005		1,738,672	$9.26

Options exercisable at December 31, 2004		2,084,386	$8.39

The weighted average fair values of options granted during 2006, 2005, and 2004 were $3.53, $3.05, and $1.67, respectively. The total intrinsic value of options exercised during 2006, 2005 and 2004 were $128, $1,040, and $716, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2006 was $297. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The following table summarizes information concerning stock options outstanding at December 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.69 - $4.00	370,498	4.64	$3.36	370,498	$3.36
$4.01 - $9.66	140,900	4.12	8.37	138,398	8.41
$9.67 - $10.22	355,350	1.01	10.15	355,350	10.15
$10.23 - $11.00	507,065	0.11	10.64	507,065	10.64
$1.69 - $11.00	1,373,813	1.98	$8.32	1,371,311	$8.32

Stock Based Compensation

Effective January 1, 2006, we adopted SFAS 123R. See Note 1 for a description of our adoption of SFAS 123R. We use the Black-Scholes option pricing model to determine the fair value of stock option shares granted. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as other assumptions, including our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using the historical volatility in our common stock over a period similar to the expected term on the options. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Based on historical data, we assumed zero forfeitures in our 2006 calculation of stock-based compensation expense. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to value stock option grants are as follows:

	2006	2005	2004
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	60.80%	61.77%	62.51%
Risk free interest rate	5.04%	3.71%	3.52%
Expected lives	4.6 years	5.0 years	5.0 years

The fair value of restricted stock awards granted in 2006 was $463 based on the closing market price of $6.61 on the date of the award. We recognize the estimated compensation cost of restricted stock awards, defined as the fair value of our common stock on the date of grant, on a straight line basis over the three year vesting period. At December 31, 2006, none of the outstanding 70,000 restricted stock awards were vested.

Stock based compensation recorded in 2006 totaled $235 and is included in selling, general and administrative expense in our statement of operations. Future compensation cost on unvested stock-based awards as of December 31, 2006 is estimated to be $340, which will be charged to expense in 2007 and 2008. The application of SFAS No. 123R had the following effect for the year ended December 31, 2006 on the amounts reported relative to amounts that would have been reported using the intrinsic value method under previous accounting:

	Using Intrinsic Value Method	SFAS 123R Adjustments	As Reported
Operating income	$390	$(235)	$155
Income from continuing operations before income taxes	610	(235)	375
Net income	407	(235)	172
Income per share:
Basic	0.02	(0.01)	0.01
Diluted	0.02	(0.01)	0.01
Cash flow from operations	32,314	—	32,314
Cash flow from financing activities	(21,880)	—	(21,880)

The following table provides the pro forma amounts of net income and net income per share for the years ended December 31, 2005 and 2004 that would have resulted if we had accounted for our stock incentive plans under the fair value recognition provisions of SFAS No. 123R:

	2005	2004
Net income, as reported	$10,915	$3,241
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	76	42
Pro forma	$10,839	$3,199
Income per share:
Basic:
As reported	$0.60	$0.18
Pro forma	$0.60	$0.18
Diluted:
As reported	$0.59	$0.18
Pro forma	$0.59	$0.18

Prior to the adoption of SFAS No. 123R, we presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on our consolidated statement of cash flows. SFAS No. 123R requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

9.	INCOME TAXES

Provision (benefit) for income taxes consists of:

	2006	2005	2004
Continuing operations:
Current:
Federal	$(362)	$3,350	$—
State	97	589	75
Reduction of current expense by net operating loss carryforward	—	(2,657)	—
	(265)	1,282	75
Deferred:
Federal	562	4,299	1,113
State	(175)	212	(197)
Change in valuation allowance	927	(5,825)	(916)
	1,314	(1,314)	—
Provision (benefit) for income taxes, continuing operations	1,049	(32)	75
Discontinued operations, federal current	(29)	—	—
Provision (benefit) for income taxes	$1,020	$(32)	$75

The income tax provision for 2006 includes (1) federal income tax benefit totaling $351 for carry back of the 2006 net operating loss to 2005, (2) state income taxes currently payable of $71, (3) additional state income tax payable of $225 related to a state audit that occurred in 2006, reduced by $153 accrued in a prior year, (4) an increase in the valuation allowance for deferred tax assets of $927, and (5) a deferred income tax provision of $387 for normal operating activities, including adjustments to state tax net operating loss carryforwards (“NOL”) (i) in one state to increase the NOL as a result of the completion of that state’s audit and (ii) in another state to reduce the NOL as a result of discussions we had during the year with that state with regard to an NOL that had expired at the end of 2005. In 2005, our income tax benefit of $32 included a current provision of $1,282 offset by the reversal of a portion of the deferred tax asset valuation allowance that provided a $1,314 tax benefit.

The exercise of stock options resulted in a tax benefit and has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $0, $654 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively.

Total provision for income tax (benefit) differs from the amount of income tax determined by applying the applicable U.S statutory federal income tax rate to income before taxes as a result of the following differences:

	2006	2005	2004
Income tax provision at expected federal income tax rate	$417	$3,813	$1,160
State income tax provision (benefit), net of federal tax effect	17	1,213	(148)
Change in valuation allowance	927	(5,825)	(916)
Non-deductible operating expenses	117	107	124
Expiration of carryforward items	—	489	—
Return to provision adjustments	(291)	357	—
Adjustments to prior year’s tax provisions	—	—	106
Change in liability for tax contingencies	(174)	—	—
Other	7	(186)	(251)
Total	$1,020	$(32)	$75

We assess the need for a valuation allowance against our deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes. Realization of deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including anticipated operating results, scheduled reversals of deferred tax liabilities, and tax planning strategies.

In 2006, our need for a valuation allowance considered the following factors: (1) our 2006 operating performance, which was significantly below previous projections, (2) a 44 year industry low in 2006 for shipments of manufactured housing with each quarter’s shipments lower than the previous quarter, (3) projected shipments for 2007 that could be relatively flat compared to 2006 shipments, and (4) our lack of visibility with respect to our 2007 results. Due to these factors, we recorded an adjustment to our valuation allowance to fully reserve our deferred tax assets, which totaled $14,709 as of December 31, 2006.

In 2005, as a result of continuing improvements in operating performance and projected income and tax liability for 2006, we reversed a portion of the deferred tax asset valuation allowance and realized $1,314 in deferred tax benefits. Because we believed challenging industry conditions would persist in 2006, we further believed that under the standards of SFAS No. 109 it was not appropriate to record income tax benefits in excess of the benefit projected to be realized in 2006. As of December 31, 2005, we maintained a valuation allowance of $13,782.

The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required.

Deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets and liabilities are comprised of the following as of December 31, 2006 and 2005:

	2006	2005
Current differences:
Warranty expense	$4,336	$4,834
Inventory capitalization	1,142	998
Allowance for losses on receivables	590	382
Accrued expenses	2,600	2,792
Repurchase commitments	342	491
	9,010	9,497
Less valuation allowance	9,010	8,577
Totals	$—	$920

Non-current differences:
Depreciation and basis differential of acquired assets	$1,137	$1,340
Net operating loss and other carryforwards	4,169	3,971
Goodwill	216	251
Other	177	37
	5,699	5,599
Less valuation allowance	5,699	5,205
Totals	$—	$394

In 2005, we utilized federal net operating loss carry forwards of $6,843 and state net operating loss carryforwards of $4,208 to reduce taxes otherwise payable. At December 31, 2006, we had federal and state net operating loss carryforwards of $745 and $61,423, respectively. The net operating loss carry forwards will expire as follows:

Year ending December 31,:	Federal	State
2007	$—	$3,464
2008	—	557
2009	—	105
2010	745	—
2011	—	249
2019	—	98
2020	—	20,823
2021	—	7,688
2022	—	12,269
2023	—	9,656
2024	—	3,070
2025	—	103
2026	—	3,341

We have recorded a liability for tax contingencies where it is likely that certain tax return positions will be challenged and our position may not prevail. The liability for tax contingencies is calculated using historical financial information, multiplied by the effective tax rate and includes an applicable interest accrual applied where appropriate. The liability for tax contingencies is adjusted when circumstances warrant, including the progression of authority audits, emerging case law and legislation. Open tax years for which we are subject to audit vary by tax jurisdiction. We estimate the maximum liability for tax contingencies to be $244 and have recorded a liability for tax contingencies of $94 (2006) and $268 (2005).

Net cash paid for income taxes for the years ended December 31, 2006, 2005, and 2004 were $1,454, $18, and $128, respectively.

10.	EMPLOYEE BENEFIT PLANS

We have self-funded group medical plans which are administered by third party administrators. The medical plans have reinsurance coverage limiting liability for any individual employee loss to a maximum of $100, with an aggregate limit of losses in any one year based on the number of covered employees. Incurred claims identified under our incident reporting system and incurred but not reported claims are funded or accrued based on estimates that incorporate our past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries. We have established self-insurance trust funds for payment of claims and make deposits to the trust funds in amounts determined by consulting actuaries. The cost of these plans to us was $3,138, $1,579, and $1,809 for years ended December 31, 2006, 2005, and 2004, respectively.

We sponsor a 401(k) retirement plan covering all employees who meet participation requirements. Employee contributions are limited to a percentage of compensation as defined in the plan. The amount of our matching contribution is discretionary as determined by the Board of Directors. Our matching contributions totaled $481, $423, and $413 for the years ended December 31, 2006, 2005, and 2004, respectively.

11.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements with varying monthly payments and expiration dates through July 2008. Total rent expense under operating leases was $533, $238, and $205 for the years ended December 31, 2006, 2005, and 2004, respectively.

Future minimum rents payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2006 are as follows:

Year ending December 31,:	Operating Leases
2007	$112
2008	53
2009	4
Total	$169

Contingent Liabilities and Other:

a.
Under the repurchase agreements described in Note 1, we were contingently liable at December 31, 2006, to financial institutions providing inventory financing for retailers of our products up to a maximum of approximately $62,000 in the event we must perform under the repurchase commitments. We recorded an estimated liability of $1,513 at December 31, 2006 and $1,270 at December 31, 2005 related to these commitments. Activity in the reserve for repurchase commitments was as follows:

	2006	2005	2004
Balance, beginning of year	$1,270	$2,052	$3,070
Reduction for payments made on inventory repurchases	(197)	(86)	(717)
Recoveries for payments made on inventory repurchases	10	—	—
Accruals for guarantees issued during the period	2,173	2,059	2,337
Reduction to pre-existing guarantees due to declining obligation or expired guarantees	(2,045)	(2,415)	(2,258)
Changes to the accrual for pre-existing guarantees for those dealers deemed to be probable of default	302	(340)	(380)
Balance, end of year	$1,513	$1,270	$2,052

In conjunction with the review of our critical accounting estimates, we evaluated our historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default. Based on our review of dealers’ circumstances, we recorded a change in accounting estimate that resulted in a reduction in revenue in 2006 of $302, but increases in revenue of $340 and $380 for the years ended December 31, 2005 and 2004, respectively.

b.
Under the insurance plans described in Note 1, we were contingently liable at December 31, 2006 for future retrospective premium adjustments. We recorded an estimated liability of $4,816 at December 31, 2006 and $5,002 at December 31, 2005 related to these contingent claims.

c.
Litigation is subject to uncertainties and we cannot predict the probable outcome or the amount of liability of individual litigation matters with any level of assurance. We are engaged in various legal proceedings that are incidental to and arise in the course of our business. Certain of the cases filed against us and other companies engaged in businesses similar to ours allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Our liability under some of this litigation is covered in whole or in part by insurance. Anticipated legal fees and other losses, in excess of insurance coverage, associated with these lawsuits are accrued at the time such cases are identified or when additional information is available such that losses are probable and reasonably estimable. In our opinion, the ultimate liability, if any, with respect to the proceedings in which we are currently involved is not presently expected to have a material adverse effect on our results of operations, financial position or liquidity. We used the services of a law firm in which a partner is also one of our directors. We paid legal fees to this firm of $292 (2006), $414 (2005), and $346 (2004). In addition, the law firm received, from the proceeds of the settlement of one of our claims, an indirect legal fee payment of $74 in 2005.

d.
We and certain of our equity partners have guaranteed certain debt for one company in which we own a one-third interest. The guarantees are limited to 40% of the outstanding debt. At December 31, 2006, $1,715 of debt was outstanding under the guarantees, of which we had guaranteed $686. Subsequent to December 31, 2006, this company sold the last of its properties and repaid all of the debt. Therefore, our guarantee related to this debt has expired.

e.
We have provided letters of credit totaling $5,204 as of December 31, 2006 to providers of certain of our surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies.

12.	SEGMENT INFORMATION

Our reportable segments are organized around products and services. The Home manufacturing segment is comprised of our four manufacturing divisions (seven plants), which are aggregated for reporting purposes, and our supply companies who sell their products primarily to the manufacturing divisions. Through our Home manufacturing segment, we design and manufacture homes, which are sold in the United States to a network of dealers, which includes Company-owned retail locations. Through our Financial services segment, we primarily offer retail installment sale financing and related insurance products for manufactured homes sold through our dealer network. Our Retail segment is comprised of Company-owned retail lots that derive their revenues from home sales to individuals. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that intercompany profits, transactions and balances have not been eliminated. Our determination of segment operating profit does not reflect other income (expense), equity in earnings of equity-method investees, or income tax provision (benefit).

	2006	2005	2004
Gross revenue:
Home manufacturing	$222,773	$267,500	$207,997
Financial services	3,335	3,002	2,444
Retail	9,416	9,498	7,938
Gross revenue	$235,524	$280,000	$218,379
Intersegment revenue:
Home manufacturing	$7,587	$7,968	$6,639
Financial services	—	—	—
Retail	—	—	—
Intersegment revenue	$7,587	$7,968	$6,639
Revenue from external customers:
Home manufacturing	$215,186	$259,532	$201,358
Financial services	3,335	3,002	2,444
Retail	9,416	9,498	7,938
Total revenue	$227,937	$272,032	$211,740

	2006	2005	2004
Operating income (loss):
Home manufacturing	$4,282	$18,121	$10,235
Financial services	929	34	539
Retail	(267)	(1)	(113)
Elimination	(250)	(258)	(108)
Segment operating income (loss)	4,694	17,896	10,553
General corporate	(4,539)	(5,726)	(5,472)
Operating income (loss)	$155	$12,170	$5,081
Depreciation and amortization:
Home manufacturing	$2,054	$2,254	$2,590
Financial services	28	25	29
Retail	24	21	17
Segment depreciation and amortization	2,106	2,300	2,636
General corporate	193	177	681
Total depreciation and amortization	$2,299	$2,477	$3,317
Capital expenditures:
Home manufacturing	$1,712	$1,295	$599
Financial services	14	17	30
Retail	3	10	40
Segment capital expenditures	1,729	1,322	669
General corporate	266	88	117
Total capital expenditures	$1,995	$1,410	$786
Identifiable assets:
Home manufacturing	$57,042	$96,901	$60,297
Financial services	13,608	15,423	13,755
Retail	5,118	3,713	3,296
Segment assets	75,768	116,037	77,348
General corporate	20,938	16,784	20,882
Total assets	$96,706	$132,821	$98,230

The Financial services segment’s operating profit includes net interest income of $1,052, $1,107, and $1,010, and gains from the sale of installment contracts of $1,612, $1,310, and $940, for the years ended December 31, 2006, 2005, and 2004, respectively.

The decrease in identifiable assets of the home manufacturing segment primarily relates to decreases in accounts receivable and inventory in conjunction with the FEMA related sales agreements which were completed in January 2006. Identifiable assets for the General corporate category include $3,943, $3,728, and $3,449 of investment in equity-method investees at December 31, 2006, 2005, and 2004, respectively.

13.	EQUITY METHOD INVESTEES

Our minority ownership interests in four joint ventures (of which we own various interest percentages) are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets in the amount of $3,943 (2006) and $3,728 (2005). We recorded equity in earnings of equity-method investees of $805, $775, and $980 for the years ended December 31, 2006, 2005, and 2004, respectively. Dividends received from investees accounted for by the equity method were $622, $367, and $209 for the years ended December 31, 2006, 2005, and 2004, respectively. In 2006 and 2004, our only significant minority ownership interest in an individual joint venture was in WoodPerfect, Ltd., of which we own a 35.42% interest. At December 31, 2005, none of our equity method investees were defined as significant. We completed the significance test in 2006 using average income for the last five fiscal years since income from continuing operations in 2006 was at least 10% lower than the average income for the five year period (excluding losses). Summarized information related to the combined group of equity investees and for WoodPerfect, Ltd., individually, is as follows:

	2006	2005	2004
Combined group:
Balance Sheet:
Current assets	$12,418	$13,171	$18,304
Non-current assets	6,479	9,217	9,988
Current liabilities	2,030	3,769	8,834
Non-current liabilities	2,974	3,236	3,964
Income Statement:
Net sales	75,537	94,625	92,656
Gross profit	11,285	12,417	10,482
Income from continuing operations	1,259	3,505	3,773
Net income	1,259	3,505	3,581

WoodPerfect, Ltd.:
Balance Sheet:
Current assets	$7,033	$8,037	$8,080
Non-current assets	3,232	3,388	3,253
Current liabilities	1,480	3,096	4,001
Non-current liabilities	156	110	149
Income Statement:
Net sales	47,553	61,084	47,001
Gross profit	5,954	6,854	3,206
Income from continuing operations	1,463	1,953	1,794
Net income	1,463	1,953	1,794

14.	CONCENTRATION OF CREDIT RISK

We design and produce manufactured homes which are sold to a network of dealers located primarily in the South Central and South Atlantic regions of the United States and under agreements, which may be terminated at any time by either party, with or without cause, after a short notice period. We are not dependent on any single dealer, and the largest independent dealer accounted for approximately 7% of sales in 2006, excluding FEMA-related sales.

Additionally, in 2005, we entered into agreements with two companies to build homes for delivery to FEMA as part of that agency’s disaster relief for the Gulf Coast states hit by hurricanes. Under the agreements, we built 2,219 single-section homes, which generated revenue of approximately $68,000 and accounted for approximately 25.6% of sales in 2005. As of December 31, 2005, we had outstanding accounts receivable related to these sales of $35,365.

CIS finances retail sales through the purchase of installment contracts primarily from retail customers of a portion of our dealer network and resells a majority of the loans to financial institutions under the terms of retail finance agreements. For loans held in its portfolio, CIS requires the borrower to maintain adequate insurance on the home throughout the life of the contract. Contracts are secured by the home which is subject to repossession by CIS upon default by the borrower.

15.	SUBSEQUENT EVENTS

As discussed in Note 6, we amended the terms of the Credit Facility in February 2007, to, among other things, (i) extend the maturity date to April 15, 2008, (ii) reduce the interest rate on borrowings if TNW exceeds $62,000, (iii) increase the annual capital expenditure limit to $5,000 per year, (iv) increase the amount available under the revolving line of credit, and (v) revise certain financial covenants.

Subsequent to the end of the year, debt of an equity method investee guaranteed by us and certain of our equity partners was repaid. Therefore, our guarantee related to this debt has expired. See Note 11 above.

CAVALIER HOMES INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005, and 2004
(dollars in thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
Allowance for losses on accounts receivable:
Year Ended December 31, 2006	$56	$22	$—	$78
Year Ended December 31, 2005	$85	$(1)	$(28)	$56
Year Ended December 31, 2004	$102	$(17)	$—	$85

Deferred tax asset valuation allowance:
Year Ended December 31, 2006	$13,782	$927	$—	$14,709
Year Ended December 31, 2005	$19,607	$—	$(5,825)	$13,782
Year Ended December 31, 2004	$20,523	$—	$(916)	$19,607

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of December 31, 2006. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 39 of this report.

Changes in Internal Control Over Financial Reporting

The Company experienced turnover related to a key position in the Financial Close and Reporting process during the third quarter of 2006. The Corporate Controller - External Reporting and Tax position was vacated during the quarter. The position was filled in early October 2006, prior to completing and filing the third quarter Form 10-Q. Based on testing of internal controls over financial reporting performed during the fourth quarter 2006 and during the preparation of this 10-K, management has concluded that this change did not result in a deficiency in internal controls over financial reporting, and therefore has concluded the internal control structure of the Company to be effective as of December 31, 2006.

There were no other changes in the company’s internal control over financial reporting during the Company’s most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2007, which is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2007, which is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2007, which is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2007, which is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES

The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 22, 2007, which is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	1. The financial statements contained in this report and the page on which they may be found are as follows:

2. The financial statement schedule required to be filed with this report and the page on which it may be found is as follows:

No.	Schedule Description	Page
II	Valuation and Qualifying Accounts	63

3.    The exhibits required to be filed with this report are listed below. We will furnish upon request any of the exhibits listed upon the receipt of $15.00 per exhibit, plus $.50 per page, to cover the cost to us of providing the exhibit.

(3)          Articles of Incorporation and By-laws.

* (a)       Our Composite Amended and Restated Certificate of Incorporation, filed as Exhibit 3(a) to our Annual Report on Form 10-K for the year ended December 31, 1998.

* (b)       The Certificate of Designation of Series A Junior Participating Preferred Stock of Cavalier Homes, Inc. as filed with the Office of the Delaware Secretary of State on October 24, 1996 and filed as Exhibit A to Exhibit 4 to our Registration Statement on form 8-A filed on October 30, 1996.

* (c)       Our Amended and Restated By-laws, filed as Exhibit 3(b) to our registration of securities on Form 8A/A filed on March 3, 2004.

(4)          Instruments Defining the Rights of Security Holders, Including Indentures.

* (a)       Articles four, six, seven, eight and nine of our Amended and Restated Certificate of Incorporation, as amended, included in Exhibit 3(a) above.

* (b)      Article II, Sections 2.1 through 2.18; Article III, Sections 3.1 and 3.2; Article IV, Sections 4.1 and 4.3; Article VI, Sections 6.1 through 6.5; Article VIII, Sections 8.1 and 8.2; and Article IX of our Amended and Restated By-laws, included in Exhibit 3(c) above.

(10)       Material contracts.

* (a)       Lease Agreement dated March 1, 1997, between the City of Winfield and Buccaneer Homes, a division of Cavalier Manufacturing, Inc., filed as Exhibit 10(aa) to our Annual Report on Form 10-K for the year ended December 31, 1996.

* (b)       Assignment and Assumption Agreement by and among the Estate of Jerry F. Wilson, Robert Lowell Burdick, John W Lowe, Cavalier Manufacturing, Inc. and Cavalier Real Estate Co., Inc., dated January 13, 1999, regarding the lease of the manufacturing facility located in Addison, Alabama, filed as Exhibit 10(g) to our Annual Report on Form 10-K for the year ended December 31, 1999.

* (c)       Lease Agreement between the Industrial Development Board of the Town of Addison and the Winston County Industrial Development Association, dated as of February 1, 1994, regarding the lease of the manufacturing facility located in Addison, Alabama, filed as Exhibit 10(h) to our Annual Report on Form 10-K for the year ended December 31, 1999.

* (d)       Assignment and Assumption Agreement by and among Winston County Industrial Development Association, Cavalier Manufacturing, Inc. and Cavalier Real Estate Co., Inc. dated January 13, 1999, regarding the lease of the manufacturing facility located in Addison Alabama, filed as Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

* (e)       Lease Agreement between The Industrial Development Board of the Town of Addison and Cavalier Homes of Alabama, a division of Cavalier Manufacturing, Inc., dated November 1, 1997, filed as Exhibit 10(yy) to our Annual Report on Form 10-K for the year ended December 31, 1997.

* (f)       Lease Agreement dated April 1, 1999, between Crisp County-Cordele Industrial Development Authority and Cavalier Industries, Inc. regarding the lease of the manufacturing facility located in Cordele, Georgia, filed as Exhibit 10(j) to our Annual Report on Form 10-K for the year ended December 31, 1999.

* (g)       Lease Agreement dated March 1, 2001, between the Industrial Development Board of the City of Hamilton and Quality Housing Supply, LLC regarding the lease of the component manufacturing facility located in Hamilton, Alabama, filed as Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

* (h)       Amended and Restated Revolving and Term Loan Agreement, dated as of March 31, 2000, by and among the Company, First Commercial Bank and certain subsidiaries of the Company, filed as Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

* (i)       First Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of September 29, 2000, between us and First Commercial Bank, filed as Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

* (j)        Second Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of May 4, 2001, between us and First Commercial Bank, filed as Exhibit 10(c) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001.

* (k)       Second Modification to Amended and Restated Revolving Note, dated as of June 21, 2002, between us and First Commercial Bank, filed as Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

* (l)       Third Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of June 21, 2002, between us and First Commercial Bank, filed as Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2002.

* (m)       Third Modification to Amended and Restated Revolving Note, dated as of October 25, 2002, between us and First Commercial Bank, filed as Exhibit 10(c) to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.

* (n)       Fourth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of October 25, 2002, between us and First Commercial Bank, filed as Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2002.

* (o)       Fourth Modification to Amended and Restated Revolving Note, dated as of August 6, 2003, between us and First Commercial Bank, filed as Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

* (p)       Fifth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of August 6, 2003, between us and First Commercial Bank, filed as Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

* (q)       Sixth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of October 26, 2004, between us and First Commercial Bank, filed as Exhibit 10(c) to our Quarterly Report on Form 10-Q for the quarter ended September 25, 2004.

* (r)       Seventh Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of October 25, 2005, between us and First Commercial Bank, filed as Exhibit 99.1 to our Report on Form 8-K filed on October 31, 2005.

* (s)       Eighth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of December 6, 2005, between us and First Commercial Bank, filed as Exhibit 99.1 to our Report on Form 8-K filed on December 7, 2005.

* (t)       Ninth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of May 23, 2006, between us and First Commercial Bank, filed as Exhibit 99.1 to our Report on Form 8-K filed on May 25, 2006.

* (u)       Tenth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of February 21, 2007, between us and First Commercial Bank, filed as Exhibit 99.1 to our Report on Form 8-K filed on February 21, 2007.

* (v)       Real Estate Note, dated as of August 6, 2003, between us and First Commercial Bank, filed as Exhibit 10(c) to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

* (w)       Revolving Note, under the Amended and Restated Revolving and Term Loan Agreement, dated as of December 6, 2005, between us and First Commercial Bank, filed as Exhibit 10(y) to our Annual Report on Form 10-K for the year ended December 31, 2005.

* (x)       Guaranty Agreement, dated as of August 6, 2003, between us and First Commercial Bank, filed as Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003.

* (y)       Amended and Restated Real Estate Note, dated as of September 26, 2003, between us and First Commercial Bank, filed as Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2003.

* (z)       Continuing Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., dated March 31, 2000, relating to guaranty of payments of Cavalier Acceptance Corporation, filed as Exhibit 10(c) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

* (aa)     Release of Guarantor and Amendment to Guaranty Agreements among First Commercial Bank, Patriot Homes, Inc., Cavalier Homes, Inc., Southern Energy Homes, Inc. and Lee Roy Jordan, dated as of December 31, 1999, filed as Exhibit 10(hh) to our Annual Report on Form 10-K for the year ended December 31, 1999.

* ** (bb) Cavalier Homes, Inc. 1996 Key Employee Stock Incentive Plan, filed as an Appendix to our definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

* ** (cc) Amendment to Cavalier Homes, Inc. 1996 Key Employee Stock Incentive Plan, filed as Exhibit 10(i) to our Quarterly Report on Form 10-Q for the quarter ended March 28, 1997.

* ** (dd) Amendment to Cavalier Homes, Inc. 1996 Key Employee Stock Incentive Plan, effective December 30, 1997, filed as Exhibit 10(j) to our Annual Report on Form 10-K for the year ended December 31, 1997.

* ** (ee) Amendment to Cavalier Homes, Inc. 1996 Key Employee Stock Incentive Plan, effective January 23, 1998, filed as Exhibit 10(k) to our Annual Report on Form 10-K for the year ended December 31, 1997.

* ** (ff) Amendment to Cavalier Homes, Inc. Key 1996 Employee Stock Incentive Plan, effective October 20, 1998, filed as Exhibit 10(l) to our Annual Report on Form 10-K for the year ended December 31, 1998.

* ** (gg) Cavalier Homes, Inc. 1993 Amended and Restated Nonemployee Directors Stock Option Plan, filed as an Appendix to our definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996.

* ** (hh) Amendment to Cavalier Homes, Inc. 1993 Amended and Restated Nonemployee Directors Plan filed as Exhibit 10(i) to our Annual Report on Form 10-K for the year ended December 31, 1996.

* ** (ii) Amendment to Cavalier Homes, Inc. 1993 Amended and Restated Nonemployee Directors Plan, filed as Exhibit 10(n) to our Annual Report on Form 10-K for the year ended December 31, 1997.

* ** (jj) Cavalier Homes, Inc. 2005 Incentive Compensation Plan, filed as an Appendix to our definitive Proxy Statement for the Annual Meeting of Stockholders held May 24, 2005.

* ** (kk) Cavalier Homes, Inc. 2005 Non-Employee Directors Stock Option Plan, filed as an Appendix to our definitive Proxy Statement for the Annual Meeting of Stockholders held May 24, 2005.

* ** (ll) Form of Stock Option Agreement between us and Thomas A. Broughton, III, dated January 29, 2002, filed as Exhibit 4(e) to our Registration Statement on Form S-8, Registration No. 333-90652.

* (mm) Form of Indemnification Agreement between Belmont Homes, Inc. and the Directors and Executive Officers of Belmont Homes, Inc., filed as Exhibit 10.2 to Belmont Homes, Inc. Current Report on Form 8-K filed on September 8, 1997.

* (nn) Form of Indemnification Agreement by and between Cavalier Homes, Inc. and each member of our Board of Directors, filed as Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended September 25, 1998.

* (oo) Inventory Security Agreement and Power of Attorney, dated as of July 13, 2004, between us and 21st Mortgage Company, filed as Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended September 25, 2004.

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

CAVALIER HOMES, INC. Registrant
By:	/s/ DAVID A. ROBERSON
David A. Roberson Its President and Chief Executive Officer

Date: March 8, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. ROBERSON	Director and Principal Executive Officer	March 8, 2007
David A. Roberson

/s/ MICHAEL R. MURPHY	Chief Financial Officer and Principal Accounting Officer	March 8, 2007
Michael R. Murphy

/s/ BARRY DONNELL	Chairman of the Board and Director	March 8, 2007
Barry Donnell

/s/ THOMAS A. BROUGHTON, III	Director	March 8, 2007
Thomas A. Broughton, III

/s/ JOHN W. LOWE	Director	March 8, 2007
John W. Lowe

/s/ LEE ROY JORDAN	Director	March 8, 2007
Lee Roy Jordan

/s/ J. DON WILLIAMS	Director	March 8, 2007
J. Don Williams

/s/ BOBBY TESNEY	Director	March 8, 2007
Bobby Tesney

INDEX

Exhibit
Number

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