Form 10-Q
period 2007-03-31
CAVALIER HOMES INC
filed 2007-05-03
CIK 789863

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the close of the latest practicable date.

Class	Outstanding at April 27, 2007
Common Stock, $0.10 Par Value	18,414,580 Shares

INDEX
CAVALIER HOMES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Quarter Ended
	March 31, 2007	April 1, 2006
Revenue	$42,902	$74,950
Cost of sales	36,922	61,281
Gross profit	5,980	13,669
Selling, general and administrative expenses	9,815	11,678
Operating income (loss)	(3,835)	1,991
Other income (expense):
Interest expense	(164)	(377)
Other, net	(28)	149
	(192)	(228)
Income (loss) from continuing operations before income taxes and equity in earnings of equity-method investees	(4,027)	1,763
Income tax provision	22	360
Equity in earnings of equity-method investees	158	251
Income (loss) from continuing operations	(3,891)	1,654
Income from discontinued operations	—	12
Net income (loss)	$(3,891)	$1,666

Income (loss) per share:
Basic:
From continuing operations	$(0.21)	$0.09
From discontinued operations	—	—
Net income (loss)	$(0.21)	$0.09
Weighted average shares outstanding	18,368	18,308
Diluted:
From continuing operations	$(0.21)	$0.09
From discontinued operations	—	—
Net income (loss)	$(0.21)	$0.09
Weighted average shares outstanding	18,368	18,490

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	March 31, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$8,988	$25,967
Accounts receivable, less allowance for losses of $79 (2007) and $78 (2006)	11,169	1,930
Current portion of notes and installment contracts receivable, including held for resale of $7,125 (2007) and $6,288 (2006)	7,508	6,430
Inventories	26,038	22,255
Other current assets	2,444	2,520
Total current assets	56,147	59,102
Property, plant and equipment, net	28,017	28,010
Installment contracts receivable, less allowance for credit losses of $835 (2007) and $841 (2006)	4,813	4,785
Other assets	4,659	4,809
	$93,636	$96,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,049	$1,226
Note payable under retail floor plan agreement	—	1,103
Accounts payable	6,848	3,748
Amounts payable under dealer incentives	2,394	3,041
Estimated warranties	11,650	11,900
Accrued insurance	5,530	5,394
Accrued compensation and related withholdings	3,131	2,691
Reserve for repurchase commitments	1,199	1,513
Other accrued expenses	2,800	3,178
Total current liabilities	34,601	33,794
Long-term debt, less current portion above	4,354	4,512
Other long term liabilities	289	—
Total liabilities	39,244	38,306
Commitments and contingencies (Note 9)
Stockholders’ equity:	—	—
Series A Junior Participating Preferred stock, $0.01 par value; 200,000 shares authorized, none issued
Preferred stock, $0.01 par value; 300,000 shares authorized, none issued	—	—
Common stock, $0.10 par value; 50,000,000 shares authorized; 19,397,880 (2007) and 19,327,880 (2006) shares issued	1,940	1,933
Additional paid-in capital	59,023	58,654
Deferred compensation	(301)	—
Retained earnings (deficit)	(2,488)	1,595
Treasury stock, at cost; 983,300 shares	(3,782)	(3,782)
Total stockholders’ equity	54,392	58,400
	$93,636	$96,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Quarter Ended
	March 31, 2007	April 1, 2006
Operating activities:
Net income (loss)	$(3,891)	$1,666
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	530	606
Stock-based compensation	75	38
Provision for (recovery of) credit and accounts receivable losses	20	(103)
Loss (gain) on sale of property, plant and equipment	57	(8)
Other, net	(158)	(252)
Installment contracts purchased for resale	(11,780)	(10,075)
Sale of installment contracts purchased for resale	10,859	10,846
Principal collected on installment contracts purchased for resale	15	77
Changes in assets and liabilities:
Accounts receivable, net	(9,242)	27,408
Inventories	(6,023)	(849)
Accounts payable	3,100	(167)
Accrued compensation and related withholdings	440	(1,526)
Amounts payable under dealer incentives	(647)	(3,810)
Other assets and liabilities	(622)	412
Net cash provided by (used in) operating activities	(17,267)	24,263
Investing activities:
Proceeds from dispositions of property, plant and equipment	12	27
Capital expenditures	(606)	(401)
Notes and installment contracts purchased for investment	(35)	(105)
Principal collected on notes and installment contracts purchased for investment	230	424
Other investing activities	332	472
Net cash provided by (used in) investing activities	(67)	417
Financing activities:
Net repayment on note payable under revolving line of credit	—	(17,750)
Net borrowings on note payable under retail floor plan agreement	690	558
Payments on long-term debt	(335)	(310)
Proceeds from exercise of stock options	—	149
Net cash provided by (used in) financing activities	355	(17,353)
Net increase (decrease) in cash and cash equivalents	(16,979)	7,327
Cash and cash equivalents at beginning of period	25,967	14,379
Cash and cash equivalents at end of period	$8,988	$21,706

Supplemental disclosures:
Cash paid for (received from):
Interest	$174	$354
Income taxes	$(206)	$498
Non-cash investing activities:
Retail assets sold for assumption of note payable, net of note receivable of $447	$1,793	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited - dollars in thousands except per share amounts)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

•
The condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly our financial position as of March 31, 2007, and the results of operations for the quarters ended March 31, 2007 and April 1, 2006, and the results of our cash flows for the quarters ended March 31, 2007 and April 1, 2006. All such adjustments are of a normal, recurring nature.

•
The results of operations for the quarter ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.

•
For a description of our significant accounting policies used in the preparation of our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

•
We report two net income (loss) per share numbers, basic and diluted, which are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted), as detailed below:

	Quarter Ended
	March 31, 2007	April 1, 2006
Income (loss) from continuing operations	$(3,891)	$1,654
Income from discontinued operations	—	12
Net income (loss)	$(3,891)	$1,666
Weighted average shares outstanding:
Basic	18,368	18,308
Effect of potential common stock from the exercise of stock options	—	182
Diluted	18,368	18,490
Basic:
From continuing operations	$(0.21)	$0.09
From discontinued operations	—	—
Net income (loss)	$(0.21)	$0.09
Diluted loss per share
From continuing operations	$(0.21)	$0.09
From discontinued operations	—	—
Net income (loss)	$(0.21)	$0.09
Weighted average option shares excluded from computation of diluted loss per share because their effect is anti-dilutive	1,007	1,251

Restricted common stock outstanding issued to employees as of March 31, 2007 totaling 46,666 shares has been excluded from the computation of basic earnings (loss) per share since the shares are not vested and remain subject to forfeiture.

•	Certain amounts from the prior year periods have been reclassified to conform to the 2007 presentation.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We have not yet completed our assessment of what impact, if any, SFAS No. 159 will have on our financial condition, results of operations or cash flows.

3.	DISCONTINUED OPERATIONS

In February 2005, we announced our decision to close an underperforming home manufacturing plant in Ft. Worth, Texas and subsequently sold the facility in the second quarter of 2005. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service.

Summary operating results of the discontinued operations for the quarter ended March 31, 2007 and April 1, 2006 were:

	Quarter Ended
	March 31, 2007	April 1, 2006
Revenue	$—	$—
Income from discontinued operations	—	12

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at March 31, 2007 and December 31, 2006 were as follows:

	March 31, 2007	December 31, 2006
Raw materials	$15,194	$14,552
Work-in-process	1,487	1,424
Finished goods	9,357	6,279
Total inventories	$26,038	$22,255

5.	LONG-LIVED ASSETS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as “held for sale” if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. We had idle assets of $6,455 and $6,589 at March 31, 2007 and December 31, 2006, respectively, recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities which we are attempting to sell. Management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as “held and used” and depreciation has continued on these assets.

6.	INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of $192 in the liability for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. In conjunction with the adoption of FIN 48, we recognized $101 for the payment of interest and penalties at January 1, 2007, which is included as a component of the $192 liability for uncertain tax positions. During the three months ended March 31, 2007, we recognized approximately $3 in interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed in the future with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities in our major tax jurisdictions for years before 2003.

At December 31, 2006, we recorded an adjustment to our valuation allowance to fully reserve our deferred tax assets due to a number of factors, including among others, our lack of visibility with respect to our 2007 results. We did not record any federal income tax benefit for net operating losses in the first quarter of 2007 because management believes it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes. The income tax provision of $22 in the quarter ended March 31, 2007 includes $19 for state income taxes payable for certain subsidiaries and $3 of interest recorded pursuant to the provisions of FIN 48 as discussed above. As of March 31, 2007, we maintained a valuation allowance of approximately $16,000. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

During the first quarter of 2006, we recorded an income tax provision of $360 for the period. The provision for the quarter ended April 1, 2006 reflected a 36% effective tax rate, or $732, against which we reversed, after review, $372 of our deferred tax asset valuation allowance based on our analysis of information available to us at that time.

7.	ESTIMATED WARRANTIES

We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We have provided a liability of $11,650 and $11,900 at March 31, 2007 and December 31, 2006, respectively, for estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for estimated warranties was as follows:

	Quarter Ended
	March 31, 2007	April 1, 2006
Balance, beginning of period	$11,900	$13,190
Provision for warranties issued in the current period	2,650	4,036
Adjustments for warranties issued in prior periods	490	49
Payments	(3,390)	(3,975)
Balance, end of period	$11,650	$13,300

We evaluate actual warranty costs on a quarterly basis in conjunction with the review of our liability for estimated warranties. Based on these evaluations, we recorded changes in the accounting estimates in the quarter ended March 31, 2007 totaling $490. These adjustments were primarily the result of an increase in actual warranty repair costs compared to amounts accrued in prior periods due in part to the impact of more complex home components.

8.	CREDIT ARRANGEMENTS

We maintain a credit facility (the “Credit Facility”) with our primary lender which includes (i) a revolving line of credit that provides for borrowings (including letters of credit) up to $25,000 and (ii) a real estate term loan with an initial term of 14 years of $10,000, which are cross-secured and cross-defaulted. During 2005, we entered into agreements as a subcontractor to provide 2,638 homes to FEMA as part of that agency’s hurricane relief efforts. In order to fund our short term cash needs required to fulfill the orders of FEMA homes, we amended our Credit Facility on December 6, 2005 to provide for additional availability under the revolving line of credit during the period from October 25, 2005 through July 31, 2006. On February 21, 2007 we further amended the terms of the Credit Facility, to, among other things, (i) extend the maturity date to April 15, 2008, (ii) reduce the interest rate on borrowings if TNW exceeds $62,000, (iii) increase the annual capital expenditure limit to $5,000 per year, (iv) increase the amount available under the revolving line of credit, and (v) revise certain financial covenants as noted below.

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

At March 31, 2007, $13,833 (based on defined percentages of accounts and notes receivable and inventories) under the revolving line of credit was available after deducting letters of credit of $5,204.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

Tangible Net Worth	Interest Rate
above $62,000	Prime less 1.00%
$62,000 - $56,500	Prime
$56,500 - $38,000	Prime plus 0.50%
below $38,000	Prime plus 1.00%

The bank’s prime rate was 8.25% at both March 31, 2007 and December 31, 2006.

The real estate term loan agreement contained in the Credit Facility provided for borrowings of $10,000, of which $2,888 and $2,937 was outstanding on March 31, 2007 and December 31, 2006, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $5,000. In addition, the Credit Facility contains certain financial covenants requiring us to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.2 to 1 for the year ending December 31, 2007 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At March 31, 2007, we were in compliance with our debt covenants.

We had amounts outstanding under three (four at December 31, 2006) Industrial Development Revenue Bond issues (“Bonds”) which totaled $2,515 and $2,800 at March 31, 2007 and December 31, 2006, respectively. One bond issue was paid in full during the quarter. Two bond issues bear interest at variable rates ranging from 5.0% to 5.25% and mature at various dates through April 2009. One bond issue is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 3.85% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of our plant facilities and equipment.

We had $0 and $1,103 of notes payable under a retail floor plan agreement at March 31, 2007 and December 31, 2006, respectively. The notes were collateralized by certain Company-owned retail stores’ new home inventories and bore interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

At March 31, 2007 and December 31, 2006, the estimated fair value of outstanding borrowings was $5,192 and $5,787, respectively. These estimates were determined using rates at which we believe we could have obtained similar borrowings at such times.

9.	COMMITMENTS AND CONTINGENCIES

•
We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price we are obligated to pay generally declines over the period of the agreement (generally 18 - 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. We applied FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 3 and SFAS No. 5, Accounting for Contingencies to account for our liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), we record the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, we evaluate the likelihood that we will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, we evaluate the probability of default for the group of dealers who are identified at an elevated risk of default and apply a probability of default to the group based on historical default rates. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home. Under the repurchase agreements, we were contingently liable at March 31, 2007, to financial institutions providing inventory financing for retailers of our products up to a maximum of approximately $63,000 in the event we must perform under the repurchase commitments. We recorded an estimated liability of $1,199 at March 31, 2007 and $1,513 at December 31, 2006 related to these commitments. Activity in the reserve for repurchase commitments was as follows:

	Quarter Ended
	March 31, 2007	April 1, 2006
Balance, beginning of period	$1,513	$1,270
Reduction for payments made on inventory purchases	(86)	—
Recoveries for inventory repurchase	18	—
Accrual for guarantees issued during the period	296	685
Reduction to pre-existing guarantees due to declining obligations or expired guarantees	(477)	(340)
Changes to the accrual for pre-existing guarantees for those dealers deemed to be probable of default	(65)	(93)
Balance, end of period	$1,199	$1,522

In conjunction with the quarterly review of our critical accounting estimates, we evaluate our historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default.

•
Our workers’ compensation, product liability and general liability insurance is provided by fully-insured, large deductible policies. The current deductibles under these programs are $250 for workers’ compensation and $100 for product liability and general liability. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We recorded an estimated liability of $4,558 at March 31, 2007 and $4,816 at December 31, 2006 related to these contingent claims.

•
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

•
We provided letters of credit totaling $5,204 as of March 31, 2007. These letters of credit are to providers of surety bonds ($2,249) and insurance policies ($2,955). While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We recorded insurance expense based on anticipated losses related to these policies.

10.	SEGMENT INFORMATION

Our reportable segments are organized around products and services. The Home manufacturing segment is comprised of four divisions (seven home manufacturing plants), which are aggregated for reporting purposes, and our supply companies who sell their products primarily to the manufacturing divisions. Through our Home manufacturing segment, we design and manufacture homes, which are sold in the United States to a network of dealers, which includes company-owned retail locations. Through our Financial services segment, we primarily offer retail installment sale financing and related insurance products for manufactured homes sold through our dealer network. Our Retail segment is comprised of company owned retail lots that derive their revenues from home sales to individuals. During 2006 and the quarter ended March 31, 2007, we operated four retail lots. On March 30, 2007, two of these retail locations were sold and one location was closed. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. Our determination of segment operating profit does not reflect other income (expense), equity in earnings of equity-method investees, or income tax provision (benefit).

	Quarter Ended
	March 31, 2007	April 1, 2006
Gross revenue:
Home manufacturing	$39,097	$73,758
Financial services	857	909
Retail	1,627	2,207
Gross revenue	$41,581	$76,874

Intersegment revenue:
Home manufacturing	$(1,321)	$1,924
Financial services	—	—
Retail	—	—
Intersegment revenue	$(1,321)	$1,924

	Quarter Ended
	March 31, 2007	April 1, 2006
Revenue from external customers:
Home manufacturing	$40,418	$71,834
Financial services	857	909
Retail	1,627	2,207
Revenue from external customers	$42,902	$74,950

Operating income (loss):
Home manufacturing	$(3,147)	$3,380
Financial services	217	318
Retail	(289)	(8)
Elimination	453	(146)
Segment operating income (loss)	(2,766)	3,544
General corporate	(1,069)	(1,553)
Operating income (loss)	$(3,835)	$1,991

	March 31, 2007	December 31, 2006
Identifiable assets:
Home manufacturing	$66,511	$57,042
Financial services	13,599	13,608
Retail	1,943	5,118
Segment assets	82,053	75,768
General corporate	11,583	20,938
Total assets	$93,636	$96,706

11.	EQUITY-METHOD INVESTEES

We recorded equity in earnings of equity-method investees of $158 and $251 for the quarter ended March 31, 2007 and April 1, 2006, respectively. In 2006, our only significant minority ownership interest in an individual joint venture was in WoodPerfect, Ltd., of which we owned a 35.42% interest as of March 31, 2007. On April 5, 2007, WoodPerfect, Ltd. purchased the interest of one of its partners, which effectively increased our ownership percentage to 43.03%. Summarized unaudited information related to the combined group of equity investees and for WoodPerfect, Ltd. individually is as follows:

	Quarter Ended
	March 31, 2007	April 1, 2006
Combined group:
Net sales	$13,744	$26,019
Gross profit	2,612	3,385
Operating income	679	1,091
Net income	679	1,091

WoodPerfect, Ltd:
Net sales	9,115	15,916
Gross profit	1,434	1,808
Operating income	376	569
Net income	376	569

12.	STOCK BASED COMPENSATION

Stock Incentive Plans

At March 31, 2007, our stock incentive plans included the following:

•
We have a 2005 Incentive Compensation Plan (the “2005 Plan”) which provides for both incentive stock options and non-qualified stock options to key employees. Additionally, the 2005 Plan provides for stock appreciation rights and awards of both restricted stock and performance shares. Awards are granted at prices and terms determined by the compensation committee of the Board of Directors. The term for awards granted under the 2005 Plan cannot exceed ten years from the date of grant. We had a Key Employee Stock Incentive Plan (the “1996 Plan”), but upon adoption of the 2005 Plan, we did not make future grants under the 1996 Plan and the 1996 Plan was terminated. However, the shares of common stock that remained available under the 1996 Plan at the time of its termination were incorporated into the 2005 Plan, along with any shares subject to options previously granted under the 1996 Plan which lapse, terminate or are canceled up to a maximum of 1,500,000 shares. Furthermore, the termination of the 1996 Plan did not affect any options which were outstanding and unexercised under that Plan. As of March 31, 2007, shares authorized for grant and available to be granted under the 2005 Plan totaled 1,430,000 shares.

•
We have a 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”) under which 500,000 shares of our common stock were reserved for grant to non-employee directors. Options are granted upon the director’s initial election and automatically on an annual basis thereafter at fair market value on the date of such grant. Stock option grants become exercisable at a rate of 1/12th of the shares subject to the stock option on each monthly anniversary of its date of grate. Except in the case of death, disability, or retirement, options granted under the 2005 Directors Plan expire ten years from the date of grant. We had a 1993 Non-employee Director Plan, (the “1993 Plan”), but upon adoption of the 2005 Directors Plan, the Company did not make future grants under the 1993 Plan and the 1993 Plan was terminated. However, the termination of the 1993 Plan did not affect any options which were outstanding and unexercised under that Plan. As of March 31, 2007, shares available to be granted under the 2005 Directors Plan totaled 440,000 shares.

The following table sets forth the summary of activity under our stock incentive plans for the quarter ended March 31, 2007:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	1,725,177	1,373,813	$8.32
Granted	(30,000)	30,000	4.16
Exercised	—	—	—
Canceled	487,065	(487,065)	10.63
Expired	(312,242)	—	—
Balance at March 31, 2007	1,870,000	916,748	$6.95

The weighted average fair values of options granted during the quarters ended March 31, 2007 and April 1, 2006 were $4.16 and $3.53, respectively. The total intrinsic value of options exercised during the first quarter of 2007 and 2006 was $0 and $128, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of March 31, 2007 was $582 and$564, respectively.

Stock Based Compensation

We use the Black-Scholes option pricing model to determine the fair value of stock option shares granted. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as other assumptions, including our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using the historical volatility in our common stock over a period similar to the expected term on the options. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Based on historical data, we assumed zero forfeitures in our 2007 calculation of stock-based compensation expense. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to value stock option grants are as follows:

	Quarter Ended
	March 31, 2007	April 1, 2006
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	59.23%	60.80%
Risk free interest rate	4.68%	5.04%
Expected life (years)	5.0	4.6

The fair value of the restricted stock awards granted in the first quarter of 2006 for 70,000 shares was $463 based on the closing market price of $6.61 on the date of the award. No awards were granted in the first quarter of 2007. We recognize the estimated compensation cost of restricted stock awards, defined as the fair value of our common stock on the date of grant, on a straight line basis over the three year vesting period. During the quarter ended March 31, 2007, stock certificates for the 70,000 restricted stock awards were issued, of which 23,334 vested on March 13, 2007. The remaining 46,666 restricted stock awards were unvested as of March 31, 2007. Deferred compensation of $301 as of March 31, 2007 represents the unamortized cost of these unvested restricted stock awards.

Stock based compensation in the quarters ended March 31, 2007 and April 1, 2006 totaled $75 and $38, respectively, and is included in selling, general and administrative expense in our condensed consolidated statement of operations. Future compensation cost on unvested stock-based awards as of March 31, 2007 is estimated to be $353, which will be charged to expense on a straight line basis through March 2009.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Overview

Cavalier Homes, Inc. and its subsidiaries produce, sell and finance manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Also, the industry was impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels, each of which contributed to a reduction in wholesale industry shipments to a 44 year low in 2006. Industry results for 2005 posted the first increase since 1998 with floor shipments increasing over 2004 by 6% due to industry wide orders by the Federal Emergency Management Agency (“FEMA”) as part of that agency’s hurricane disaster relief efforts. The Manufactured Housing Institute’s (“MHI”) estimate of FEMA shipments in the last four months of 2005 and during 2004 totaled approximately 21,000 floors and 4,000 floors, respectively. Our estimate for FEMA shipments in the first quarter of 2006 is approximately 4,000 floors. Factoring out the effects of the FEMA orders in 2005 and 2004, industry shipments were down slightly. Industry shipments in 2006, excluding shipments to FEMA, were 10.2% below 2005 levels and 11.4% below 2004 levels. For the first two months of 2007, the latest data available from MHI, floor shipments are 39% less than the same period in 2006, due to FEMA shipments in the first two months of 2006 and the continuation of challenging market conditions in our industry.

Industry/Company Shipments and Market Share

MHI reported that wholesale floor shipments were down 64% cumulatively from January 1, 1999 through December 31, 2006 as shown by the data in the following table:

	Floor Shipments
	Nationwide					Cavalier’s Core 11 States
Year	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share
1999	582,498		34,294		5.9%	284,705		30,070		10.6%
2000	431,787	(25.9)%	18,590	(45.8)%	4.3%	199,276	(30.0)%	15,941	(47.0)%	8.0%
2001	342,321	(20.7)%	21,324	14.7%	6.2%	149,162	(25.1)%	17,884	12.2%	12.0%
2002	304,370	(11.1)%	21,703	1.8%	7.1%	124,127	(16.8)%	18,039	0.9%	14.5%
2003	240,180	(21.1)%	12,411	(42.8)%	5.2%	87,265	(29.7)%	10,584	(41.3)%	12.1%
2004	232,824	(3.1)%	10,772	(13.2)%	4.6%	88,958	1.9%	8,912	(15.8)%	10.0%
2005	246,750	6.0%	10,648	(1.2)%	4.3%	105,508	18.6%	9,905	11.1%	9.4%
2006	206,822	(16.2)%	8,261	(22.4)%	4.0%	86,748	(17.8)%	7,774	(21.5)%	9.0%
Two months ended 3/3/07	23,242		851		3.7%	10,207		776		7.6%

In 2005, we entered into agreements to build 2,638 single-section homes for delivery to FEMA as part of that agency’s disaster relief for the Gulf Coast states hit by hurricanes. Under the agreements, we shipped 2,219 single-section homes, which accounted for 25.6% of 2005 sales, and in the first quarter of 2006, we shipped the remaining 419 homes. During 2006, our floor shipments decreased 22.4% as compared to 2005, while industry wide shipments decreased 16.2%, with our market share being 4.0%. In our core states, our market share in 2006 declined to 9.0% from 9.4% in 2005 due to increased competition, including new entrants in the East South Central region. For the first two months of fiscal 2007, our market share decreased to 7.6% as market conditions continued to be challenging. As we noted in our 2006 Form 10-K, one of our goals for 2007 is to increase our share of the national market through new product introductions, brand awareness and a focus on operational efficiencies.

Potential for Modular Housing Expansion

The substantial majority of our homes currently produced are HUD-Code homes. Additionally, we produce modular homes, which are constructed to local, regional or state building codes. Modular homes generally have a different and more complex roof system than HUD-Code homes, are typically two or more sections, and, when combined with land, usually qualify for traditional mortgage financing, which generally has better terms than financing for a HUD-Code home. The national market for modular housing was 38,300 and 43,100 homes in 2006 and 2005, respectively, according to the National Modular Housing Council (“NMHC”). Modular homes shipped industry wide in 2006 (the latest data available) decreased 11.1% from 2005. We shipped 398 and 302 modular homes during 2006 and 2005, respectively, for a year over year increase of 31.8%. In the quarter ended March 31, 2007, we shipped 174 modular homes compared to 184 modular homes shipped in the quarter ended April 1, 2006. While our current participation in the modular market is small, we are seeking to further develop our modular home sales base because we are hopeful that some of those looking to replace hurricane damaged homes in the Gulf Coast region will consider modular homes as a viable alternative to traditional site-built housing.

Industry Finance Environment

A major factor contributing to the manufactured housing industry growth in the 1990s was the relaxation of credit standards due to intense competition, which ultimately resulted in a change in the financing approach in the industry caused by underperforming manufactured housing loans. Throughout the past eight years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions, which re-enter home distribution channels and limit wholesale shipments of new homes. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single-section products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is longer. The potential infusion of new and competitive lending capacity, which we believe is essential to support demand at higher levels, has not materialized. In 2006, our finance subsidiary, CIS, worked with and began participating in a “High End Product Pilot Program” developed by the Federal National Mortgage Association, Fannie Mae, for HUD-Code manufactured multi-section homes. This program allows “site-built” comparables, pricing, and underwriting for high end HUD-Code multi-section homes for which enhanced property eligibility requirements are met. Our first loan under this program was closed in April 2007. While we are cautiously optimistic about this program, we are unable to determine if this pilot program will be successful and provide the longer-term financing our industry needs for growth. Until there is substantial entry of finance resources to the manufactured housing market, we believe a meaningful expansion for the industry will be delayed.

Raw Materials Cost and Gross Margin

Our gross margin decreased in the first quarter of 2007 as compared to the same quarter last year due in part to cost increases we experienced in 2006 in substantially all raw materials as a result of rising commodity prices. Certain prices, including copper, steel and those materials affected by rising fuel prices, have continued to increase this quarter. Other material costs have stabilized with low to moderate price changes in lumber products. While we seek to offset rising costs through increases in our selling prices, sudden increases in raw material costs, coupled with dealers’ order backlogs, can affect the timing and our ability to pass on these cost increases. We are uncertain at this time as to the impact, the extent, and the duration the increased costs will have on our future revenue and earnings.

Capacity and Overhead Cost

In response to the continued weakening of industry market conditions, we closed nine manufacturing facilities between the fourth quarter of 2002 and the first quarter of 2005. We generally have been able to sell to the customers of these plants (with the exception of the Pennsylvania and Texas plants) from one or more of our current operating plants. The remaining plants also handle dealer sales and customer service for our homes. In terms of operating costs in prior years, we made cost reductions in virtually all areas of operations, including our exclusive dealer and marketing programs and our administrative personnel and associated costs. Our Winfield, Alabama facility was re-opened in September 2005 in order to assist in the production of the FEMA units mentioned above and to participate in the production of our other products. Our plants operated at capacities ranging from 35% to 54% in 2006. We operated at 38% of capacity on a consolidated basis in the first quarter of the year, which has historically been the lowest quarter in terms of overall production and shipments. In future quarters, we will continue to monitor the relationship between demand and capacity and may take additional steps to adjust our capacity or enhance our operations based on our views of the industry and its general direction.

Outlook

The manufactured housing industry posted an overall increase in shipments for 2005 over 2004 due to the impact of FEMA orders after hurricanes devastated housing in many areas in the Gulf Coast region. Excluding the impact of FEMA, industry home shipments declined slightly in 2005 from 2004 levels, and continued to decline in 2006. The following table illustrates the continuing softness of the underlying HUD code business:

	Annual Industry Home Shipments
	2006 Est.(1)	2005	2004
Total	123,000	146,744	130,802
Less estimated FEMA	(4,000)	(21,000)	(4,000)
Industry Shipments (less FEMA)	119,000	125,744	126,802

(1)	2006 FEMA shipments as estimated by us.

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

We have taken steps in recent years to reduce costs and lower our breakeven point. We will continue to focus on internal projects and plans to increase manufacturing efficiencies in 2007 to further reduce costs. Based upon industry analysts’ estimates at the beginning of the year, industry shipments in 2007 were expected to be in a range of 112,000 to 120,000 floors. The low end of this range would represent a 6% decline in floor shipments from 2006 levels, excluding FEMA homes. As we noted above, our focus in 2007 is to increase our market share, but we believe this will be a challenging year. Further changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and further commodity price increases could affect our results of operations.

Results of Operations

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Quarter Ended
Statement of Operations Data:	March 31, 2007		April 1, 2006		Differences
Revenue:
Home manufacturing net sales	$40,418		$71,834		$(31,416)	(43.7)%
Financial services	857		909		(52)	(5.7)
Retail	1,627		2,207		(580)	(26.3)
Total revenue	42,902	100.0%	74,950	100.0%	(32,048)	(42.8)
Cost of sales	36,922	86.1	61,281	81.8	(24,359)	(39.7)
Gross profit	5,980	13.9	13,669	18.2	(7,689)	(56.3)

Selling, general and administrative	9,815	22.8	11,678	15.5	(1,863)	(16.0)
Operating income (loss)	(3,835)	(8.9)	1,991	2.7	(5,826)	n/m
Other income (expense):
Interest expense	(164)	(0.4)	(377)	(0.5)	213	56.5
Other, net	(28)	(0.0)	149	0.2	(177)	n/m
	(192)	(0.4)	(228)	(0.3)	36	15.8
Income (loss) before income taxes and equity in earnings of equity-method investees	(4,027)	(9.4)	1,763	2.4	(5,790)	n/m
Income tax provision	22	0.1	360	0.5	(338)	(93.9)
Equity in earnings of equity-method investees	158	0.4	251	0.3	(93)	(37.1)
Income (loss) from continuing operations	(3,891)	(9.1)	1,654	2.2	(5,545)	n/m
Income from discontinued operations	—	—	12	—	(12)	(100.0)
Net income (loss)	$(3,891)	(9.1)%	$1,666	2.2%	$(5,557)	n/m

	Quarter Ended
Operating Data:	March 31, 2007		April 1, 2006
Floor shipments:
HUD-Code	1,480	89.3%	2,779	93.8%
Modular	178	10.7	184	6.2
Total floor shipments	1,658	100.0%	2,963	100.0%
Home shipments:
Single-section	275	28.6%	889	46.3%
Multi-section	685	71.4	1,031	53.7
Total home shipments	960	100.0	1,920	100.0
Shipments to company-owned retail locations	(21)	(2.2)	(45)	(2.4)
FEMA shipments	—	—	(419)	(21.8)
Wholesale shipments to independent retailers	939	97.8%	1,456	75.8%
Retail home sales:
Single-section	9	32.1%	12	29.3%
Multi-section	19	67.9	29	70.7
Total retail sales	28	100.0%	41	100.0%
Cavalier produced homes sold	28	100.0%	38	92.7%
Used homes sold	—	—	3	7.3%
Other operating data:
Installment loan purchases	$11,780		$10,106
Capital expenditures	$606		$401
Home manufacturing facilities (operating)	7		7
Independent exclusive dealer locations	71		107
Company-owned retail locations	1		4

Revenue

Revenue for the first quarter of 2007 totaled $42,902, decreasing $32,048 or 42.8%, from 2006’s first quarter revenue of $74,950. Home manufacturing net sales accounted for virtually the entire decrease, declining to $40,418 from $71,834 in the first quarter of 2006. Home shipments decreased 50.0%, with floor shipments decreasing by 44.0%. The decrease in manufactured home revenue and shipments were due to (i) hurricane Katrina FEMA units shipped in the first quarter of 2006 of 419 units/floors for approximately $13,000, which did not recur in the first quarter of 2007, and (ii) the general decline in the manufactured housing market. Multi-section home shipments, as a percentage of total shipments, were 71.4% in the first quarter of 2007 as compared to 53.7% in 2006. Single-section homes, as a percentage of total shipments, decreased to 28.6% in the first quarter of 2007 from 46.3% in the same quarter of 2005. The primary cause of the bulge in single-section shipments in the first quarter 2006 was due to single-section units shipped into the Gulf Coast region in connection with the hurricane (FEMA) rebuilding efforts. Excluding the FEMA shipments, we attribute the additional decrease in sales and shipments to market conditions that steadily declined through-out 2006. Of these non-FEMA shipments, 50% in 2007 and 66% in 2006 were to exclusive dealers. The number of independent dealers participating in our exclusive dealer program declined from 107 at April 1, 2006 to 71 at March 31, 2007. This reduction in our exclusive dealer program is due to a shift by some of these dealers to other dealer agreements that we offer, as well as some dealers closing their retail lots. Actual shipments of homes for the first quarter of 2007 were 960 versus 1,920 in 2006. Inventory of our product at all retail locations, including the Company-owned retail center, decreased to approximately $87,200 at March 31, 2007 from $89,500 at April 1, 2006.

Revenue from the financial services segment decreased 5.7% to $857 for the first quarter of 2007 compared to $909 in 2006. The revenue decrease is primarily due to reduced interest income based on a lower portfolio balance throughout the quarter compared to the same period in 2006. During the first quarter of 2007, CIS Financial Services, Inc. (“CIS”), our wholly owned finance subsidiary, purchased contracts totaling $11,780 and sold installment contracts totaling $10,859. In the same period of 2006, CIS purchased contracts of $10,106 and sold installment contracts totaling $10,846. CIS does not generally retain the servicing function and does not earn interest income on these re-sold loans.

Revenue from the retail segment decreased by $580 to $1,627 for the third quarter of 2007 compared to $2,207 for 2006 due to a general softening in the markets served by our 4 retail locations. At the end of March 2007, we closed one retail location and sold two other retail locations in Alabama. The purchaser of these two retail locations will continue to operate in the Alabama market as one of our exclusive dealers.

Gross Profit

Gross profit was $5,980, or 13.9% of total revenue, for the first quarter of 2007, down from $13,669, or 18.2%, in 2006. The decrease in gross profit and gross margin is primarily the result of the decrease in units shipped between the two periods, including the shipment of 419 FEMA related homes in the first quarter 2006 and the slightly higher margin on these units than standard product gross margin which did not recur in the current period. Additionally, our average wholesale sales price per unit in the first quarter of 2007 declined to approximately $40,100 from $40,700 in the first quarter of 2006 due primarily to an increase in discounts offered to our dealers in the current period. As noted above, we experienced price increases in the first quarter of 2007 compared to the first quarter 2006 in raw materials (certain prices continue to increase) and overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices), which continue to negatively impact gross profit. However, we have seen prices stabilize this quarter in our raw material costs, except for metal products and those products affected by rising fuel prices.

Selling, General and Administrative

Selling, general and administrative expenses during the first quarter of 2007 were $9,815 or 22.8 % of total revenue, compared to $11,678 or 15.5 % in 2006, a decrease of $1,863. Lower selling, general and administrative costs were primarily impacted by (i) the decrease in salaries, wages and employee benefit costs of $1,218, and (ii) reduced selling costs, including sales commissions and dealer promotional costs, of $334.

Operating Income (Loss)

Operating loss for the quarter was $3,835 compared to income of $1,991 in the first quarter of 2006. Segment operating results were as follows: (1) Home manufacturing operating loss, before intercompany eliminations, was $3,147 in the first quarter of 2007 as compared to income of $3,380 in 2006. The home manufacturing operating loss was due to the absence of approximately $13,000 of FEMA related shipments and the decline in unit shipments, other than FEMA, as a result of the general decline in the manufactured housing industry. (2) Financial services operating income was $217 in the first quarter of 2007 as compared to $318 in 2006 primarily due to lower interest and fee income driven by a lower portfolio throughout the quarter. (3) The retail segment’s operating results were a loss of $289 in the first quarter of 2007 compared to a loss of $8 in 2006. A revenue decline of $580 to $1,627 from $2,207 was the primary cause for this change. (4) General corporate operating expense, which is not identifiable to a specific segment, decreased from $1,553 in the first quarter of 2007 to $1,069 in 2007 primarily due to reductions in salaries and wages, benefit costs, and incentive compensation.

Other Income (Expense)

Interest expense for the quarter was $164 compared to $377 in the first quarter of 2006. This decrease is primarily due to lower levels of borrowings between the two periods, including the repayment of $17,750 borrowed under our Credit Facility in late 2005 to provide working capital needed for the production of FEMA home shipments. The $17,750 was repaid in March 2006.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net decreased $177 to a net expense of $28 for the first quarter of 2007 from net income of $149 for the same period in 2006. A loss of $250 on the sale of net assets of the two retail locations on March 30, 2007 was the primary reason for the net decrease, offset by an increase in interest income between the periods of $74.

Income (Loss) from Continuing Operations before Income Taxes and Equity in Earnings of Equity-Method Investees

Our pre-tax loss for the first quarter was $4,027 compared to pre-tax income of $1,763 in the first quarter of 2006, a decrease of $5,790, primarily as a result of lower revenue and a decrease in gross profit, offset in part by reduced selling, general and administrative expenses.

Income Tax Provision

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in the liability for unrecognized income taxes payable of approximately $192, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. See Note 6 to Notes to Condensed Consolidated Financial Statements for further discussion.

At December 31, 2006, we recorded an adjustment to our valuation allowance to fully reserve our deferred tax assets. The income tax provision of $22 in the first quarter of 2007 includes $19 for state income taxes payable for certain subsidiaries and $3 of interest recorded in the quarter pursuant to the provisions of FIN 48. As of March 31, 2007, we maintained a valuation allowance of approximately $16,000. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

During the first quarter of 2006, we recorded an income tax provision of $360. The provision included a reversal of $372 of our deferred tax asset valuation allowance. As of April 1, 2006, we maintained a valuation allowance of $13,410.

Equity in Earnings of Equity-Method Investees

Our equity in earnings of equity-method investees was $158 for the first quarter of 2007 compared to $251 in 2006.

Income from Discontinued Operations

We recorded income from discontinued operations of $12 in the first quarter 2006 related to the home manufacturing plant in Ft. Worth, Texas that we closed in the first quarter of 2005.

Net Income (Loss)

Net loss for the first quarter of 2007 was $3,891 or $0.21 per diluted share compared to net income of $1,666 or $0.09 per diluted share in the same period last year. The changes between these two periods are due to the items discussed above.

Liquidity and Capital Resources

	Balances as of
	March 31, 2007	December 31, 2006
Cash, cash equivalents, and certificates of deposit	$8,988	$25,967
Working capital	$21,546	$25,308
Current ratio	1.6 to 1	1.7 to 1
Long-term debt	$4,354	$4,512
Ratio of long-term debt to equity	0.1 to 1	0.1 to 1
Installment loan portfolio	$12,992	$12,265

Quarter ended March 31, 2007

Cash decreased $16,979 from $25,967 at December 31, 2006 to $8,988 at March 31, 2007. As we noted in the overview above, the manufacturing industry is both cyclical and seasonal. Our cash and cash equivalents in the first quarter of each year generally decrease from the beginning of the year cash balances due to a number of factors: (i) the closing of our facilities at the end of December for the plant-wide vacations and holidays, which results in lower average levels of inventories and accounts receivable and higher levels of cash at December 31st, (ii) a return to normal operating levels of inventory and accounts receivable at the end of the first quarter due to production through March month-end, and (iii) lower shipments in the first quarter of each year in comparison to other quarters due to the weather and buying patterns of retail customers. The decrease in cash at March 31, 2007 is consistent with this trend. On average, cash decreased approximately $13,000 in the first quarter of each year from 2002 through 2007, excluding 2006, which reflected an increase in cash due to the impact of FEMA home shipments and timing of cash collections.

Operating activities used net cash of $17,267 primarily as a result of the following:

(a)	an increase in accounts receivable of $9,242 due to the seasonal increase from the traditional low point of the year at December year end,

(b)	an increase in inventories of $6,023,

(c)	the net purchase of installment contracts of $921,

(d)	the net loss for the quarter of $3,891, offset by

(e)	an increase of $3,100 in accounts payable, again reflecting normal production levels in March compared to the seasonality of low production levels in late December.

Our capital expenditures were $606 during the first quarter of 2007 primarily for normal property, plant and equipment additions and replacements. The additions also include amounts under programs at one of our plants to provide improved manufacturing techniques for modular products and to increase overall productivity. As these programs are successfully completed at the current plant, we may duplicate the programs at other facilities.

The decrease in long-term debt for the first quarter of 2007 was due to scheduled principal payments of $335. Borrowings under our retail floor plan agreement were $690 in the first quarter of 2007. The amount outstanding under the retail floor plan agreement totaling $1,793 as of March 30, 2007 was assumed by the purchaser of the two Alabama retail sales centers. As of March 31, 2007, no amounts were owed by us under the retail floor plan agreements.

The installment loan portfolio totaling $12,992 at March 31, 2007 increased slightly from the balance at December 31, 2006. Included in the installment loan portfolio at March 31, 2007 was $6,169 of land/home loans. At December 31, 2006, we had $5,475 land/home loans in our portfolio. As we increase our land/home loan purchases, short-term cash requirements will increase due to the length of time involved in consummating the sales transaction. We expect to utilize cash on hand to fund these loan purchases.

Quarter ended April 1, 2006

Cash increased $7,327 from $14,379 at December 31, 2005 to $21,706 at April 1, 2006.

Operating activities provided net cash of $24,263 primarily due to:

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

Historically, the FEMA receivables were outstanding for a longer period of time than our other receivables. Of the $35,365 FEMA receivables outstanding at December 31, 2005, the entire amount was collected during the first quarter of 2006.

Our capital expenditures were $401 during the first quarter of 2006 primarily for normal property, plant, and equipment additions and replacements.

During the fourth quarter of 2005, we borrowed $17,750 under the revolving line of credit in order to fund our short term cash needs required to fulfill the FEMA homes order. During the first quarter of 2006, the line of credit balance was paid in full. The decrease in long-term debt for the first quarter of 2006 was due to scheduled principal payments of $310. The borrowings under our retail floor plan agreement increased to $2,548 by April 1, 2006 from $1,990 at December 31, 2005 primarily due to the rebuilding of retail inventory levels that had dropped during our FEMA related production.

The decrease in the installment loan portfolio at April 1, 2006 is primarily from sales of loans outstanding at year end, including land/home loans, many of which were construction loans, for which the length of time involved in closing the sale transaction was greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at December 31, 2005 was $6,972 of land/home loans, of which $5,524 were sold in the first quarter of 2006. At April 1, 2006, we had $5,720 land/home loans in our portfolio.

General Liquidity and Debt Agreements

Historically, we have funded our operating activities with cash flows from operations supplemented by available cash on hand and, when necessary, funds from our Credit Facility. During the industry downturn, we benefited from the proceeds from sales of idle facilities as a replacement source of funds due to net operating losses. Currently, we have two previously idled facilities that are being marketed for sale; however, we cannot predict when or at what amounts the facilities will ultimately be sold.

Our Credit Facility is comprised of a revolving line of credit which provides for borrowings (including letters of credit) up to $25,000 and a real estate term loan (14 year) component of $10,000, which are cross-secured and cross-defaulted. The amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2003. We amended the terms of the Credit Facility on February 23, 2007 to, among other things, (i) extend the maturity date to April 15, 2008, (ii) reduce the interest rate on borrowings if tangible net worth exceeds $62,000, (iii) increase the annual capital expenditure limit to $5,000 per year, (iv) increase the amount available under the revolving line of credit, and (v) revise certain financial covenants.

At March 31, 2007, $13,833 was available under the revolving line of credit after deducting letters of credit of $5,204. The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $2,888 and $2,937 were outstanding at March 31, 2007 and December 31, 2006, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $5,000. In addition, the Credit Facility contains certain financial covenants requiring us to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.2 to 1 for the year ending December 31, 2007 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At March 31, 2007, we were in compliance with our debt covenants.

We have amounts outstanding under three (four as of December 31, 2006) Industrial Development Revenue Bond issues (“Bonds”) which totaled $2,515 and $2,800 at March 31, 2007 and December 31, 2006, respectively. One bond issue was paid in full during the quarter. Two bond issues bear interest at variable rates ranging from 5.0% to 5.25% and mature at various dates through April 2009. One bond issue is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 3.85% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of our plant facilities and equipment.

As noted above, we had no amounts outstanding under our retail floor plan agreements as of March 31, 2007 due to the assumption of this debt by the purchaser of our two Alabama retail locations in late March 2007. We had $1,103 of notes payable under the retail floor plan agreement at December 31, 2006, respectively. Amounts outstanding under these notes are collateralized by certain of our retail new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, we evaluate the potential to sell all or a portion of our remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. CIS re-sells loans to other lenders under various retail finance contracts. We believe the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase our liquidity, reduce our exposure to interest rate fluctuations, and enhance our ability to increase our volume of loan purchases. There can be no assurance, however, that additional sales will be made under these agreements, or that we will be able to realize the expected benefits from such agreements.

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

Off-Balance Sheet Arrangements

Our material off-balance sheet arrangements consist of repurchase obligations, guarantees, and letters of credit.

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. Under the repurchase agreements, we were contingently liable at March 31, 2007, to financial institutions providing inventory financing for retailers of our products up to a maximum of approximately $63,000 in the event we must perform under the repurchase commitments.

In prior years, we and certain of our equity partners had guaranteed certain debt for two companies in which we own a one-third interest. At March 31, 2007, all of the debt incurred by these two companies had been repaid and our guarantees were no longer outstanding.

We have provided letters of credit totaling $5,204 as of March 31, 2007 to providers of certain of our surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies.

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

We purchase retail installment contracts from our dealers, at fixed interest rates, in the ordinary course of business, and periodically resell a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces our exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. Our portfolio consisted of fixed rate contracts with interest rates generally ranging from 7.5% to 14.0% and an average original term of 259 months at March 31, 2007. We estimated the fair value of our installment contracts receivable at $12,750 using discounted cash flows and interest rates offered by CIS on similar contracts at March 31, 2007.

We have one industrial development revenue bond issue that is exposed to interest rate changes. Since this borrowing is floating rate debt, an increase in short-term interest rates could adversely affect interest expense. Additionally, we have two outstanding industrial development revenue bond issues at fixed interest rates. We estimated the fair value of our debt instruments at $5,192 using rates at which we believe we could have obtained similar borrowings at March 31, 2007.

Additionally, we have a revolving line of credit (of which no amounts were outstanding at March 31, 2007) and a retail floor plan agreement (of which no amounts were outstanding at March 31, 2007) that are exposed to interest rate changes, as they are floating rate debt based on the prime interest rate.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange act of 1934) as of March 31, 2007. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Controls Over Financial Reporting

There have been no internal control changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting since December 31, 2006.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally use words such as “estimates,” “projects,” “intends,” “believes,” “anticipates,” “expects,” “plans,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties, and factors include those associated with the following:

•	the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
•	the severe and continuing downturn in the manufactured housing industry;
•	limitations in our ability to pursue our business strategy;
•	changes in demographic trends, consumer preferences and our business strategy;
•	changes and volatility in interest rates and the availability of capital;
•	changes in the availability of retail (consumer) financing;
•	changes in the availability of wholesale (dealer) financing;
•	changes in level of industry retail inventories;
•	the ability to attract and retain quality independent dealers, executive officers and other key personnel;
•	the ability to produce modular and HUD-Code products within the same manufacturing plants;
•	the ability to substantially grow our modular business;
•	competition;
•	contingent repurchase and guaranty obligations;
•	uncertainties regarding our retail financing activities;
•	the potential unavailability and price increases for raw materials;
•	the potential unavailability of manufactured housing sites;
•	regulatory constraints;

•	the potential for additional warranty claims;
•	litigation; and
•	the potential for deficiencies in internal controls over financial reporting or in disclosure controls and procedures.

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

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, in the Annual Report on Form 10-K for the period ending December 31, 2006, under the heading “Risk Factors,” we have provided a discussion of factors that we think could cause the actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Reference is made to the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Item 3 - Legal Proceedings”. The description of legal proceedings in our Form 10-K remains unchanged.

Litigation is subject to uncertainties and we cannot predict the probable outcome or the amount of liability of individual litigation matters with any level of assurance. We are engaged in various legal proceedings that are incidental to and arise in the course of our business. Certain of the cases filed against us and other companies engaged in businesses similar to ours allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive, or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Our liability under some of this litigation is covered in whole or in part by insurance. Anticipated legal fees and other losses, in excess of insurance coverage, associated with these lawsuits are accrued at the time such cases are identified or when additional information is available such that losses are probable and reasonably estimable. In the opinion of management, the ultimate liability, if any, with respect to the proceedings in which we are currently involved is not presently expected to have a material adverse effect on our results of operations, financial position, or liquidity.

Item 1a: Risk Factors

There have been no material changes in our risk factors since December 31, 2006. See risk factors at December 31, 2006 within our Form 10-K.

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

CAVALIER HOMES, INC. (Registrant)

Date: May 3, 2007	/s/ David A. Roberson
David A. Roberson President and Chief Executive Officer

Date: May 3, 2007	/s/ Michael R. Murphy
Michael R. Murphy Chief Financial Officer (Principal Financial and Accounting Officer)