Form 10-Q
period 2007-06-30
CAVALIER HOMES INC
filed 2007-07-26
CIK 789863

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 24, 2007
Common Stock, $0.10 Par Value	18,429,580 Shares

INDEX
CAVALIER HOMES, INC.
FORM 10-Q

[Table of Contents]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Quarter Ended		Year-to-Date Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006

Revenue	$62,809	$58,775	$105,711	$133,725
Cost of sales	54,172	48,373	91,094	109,654
Gross profit	8,637	10,402	14,617	24,071
Selling, general and administrative expenses	9,742	10,271	19,557	21,949
Operating income (loss)	(1,105)	131	(4,940)	2,122
Other income (expense):
Interest expense	(146)	(254)	(310)	(631)
Other, net	174	310	146	459
	28	56	(164)	(172)
Income (loss) from continuing operations before income taxes and equity in earnings of equity-method investees	(1,077)	187	(5,104)	1,950
Income tax provision	34	124	56	484
Equity in earnings of equity-method investees	242	98	400	349
Income (loss) from continuing operations	(869)	161	(4,760)	1,815
Income from discontinued operations	--	--	--	12
Net income (loss)	$(869)	$161	$(4,760)	$1,827

Income (loss) per share:
Basic:
From continuing operations	$(0.05)	$0.01	$(0.26)	$0.10
From discontinued operations	--	--	--	--
Net income (loss)	$(0.05)	$0.01	$(0.26)	$0.10
Weighted average shares outstanding	18,377	18,345	18,373	18,326
Diluted:
From continuing operations	$(0.05)	$0.01	$(0.26)	$0.10
From discontinued operations	--	--	--	--
Net income (loss)	$(0.05)	$0.01	$(0.26)	$0.10
Weighted average shares outstanding	18,377	18,502	18,373	18,494

The accompanying notes are an integral part of these condensed consolidated financial statements.

[Table of Contents]

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 30, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$6,846	$25,967
Accounts receivable, less allowance for losses of $65 (2007) and $78 (2006)	14,741	1,930
Current portion of notes and installment contracts receivable, including held for resale of $8,454 (2007) and $6,288 (2006)	8,689	6,430
Inventories	24,284	22,255
Other current assets	1,682	2,520
Total current assets	56,242	59,102
Property, plant and equipment, net	28,359	28,010
Installment contracts receivable, less allowance for credit losses of $928 (2007) and $841 (2006)	4,483	4,785
Other assets	4,890	4,809
Total assets	$93,974	$96,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,072	$1,226
Note payable under retail floor plan agreement	366	1,103
Accounts payable	6,547	3,748
Amounts payable under dealer incentives	3,177	3,041
Estimated warranties	11,800	11,900
Accrued insurance	5,655	5,394
Accrued compensation and related withholdings	3,224	2,691
Reserve for repurchase commitments	1,301	1,513
Other accrued expenses	3,119	3,178
Total current liabilities	36,261	33,794
Long-term debt, less current portion above	3,786	4,512
Other long term liabilities	298	--
Total liabilities	40,345	38,306
Commitments and contingencies (Note 9)
Stockholders’ equity:	--	--
Series A Junior Participating Preferred stock, $0.01 par value; 200,000 shares authorized, none issued
Preferred stock, $0.01 par value; 300,000 shares authorized, none issued	--	--
Common stock, $0.10 par value; 50,000,000 shares authorized; 19,412,880 (2007) and 19,327,880 (2006) shares issued	1,941	1,933
Additional paid-in capital	59,089	58,654
Deferred compensation	(262)	--
Retained earnings (deficit)	(3,357)	1,595
Treasury stock, at cost; 983,300 shares	(3,782)	(3,782)
Total stockholders’ equity	53,629	58,400
	$93,974	$96,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

[Table of Contents]

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Year-to-Date Ended
	June 30, 2007	July 1, 2006
Operating activities:
Net income (loss)	$(4,760)	$1,827
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,056	1,188
Stock-based compensation	131	104
Provision for (recovery of) credit and accounts receivable losses	75	(103)
Loss (gain) on sale of property, plant and equipment	50	(11)
Other, net	(400)	(437)
Installment contracts purchased for resale	(28,243)	(21,274)
Sale of installment contracts purchased for resale	25,511	23,998
Principal collected on installment contracts purchased for resale	38	145
Income tax deduction from exercise of stock options	--	(49)
Changes in assets and liabilities:
Accounts receivable, net	(12,795)	26,970
Inventories	(4,269)	(323)
Accounts payable	2,799	(1,999)
Amounts payable under dealer incentives	136	(3,648)
Accrued compensation and related withholdings	533	(2,085)
Other assets and liabilities	856	(90)
Net cash provided by (used in) operating activities	(19,282)	24,213
Investing activities:
Proceeds from dispositions of property, plant and equipment	60	12
Capital expenditures	(1,515)	(1,273)
Notes and installment contracts purchased for investment	(163)	(136)
Principal collected on notes and installment contracts purchased for investment	1,221	734
Other investing activities	332	551
Net cash used in investing activities	(65)	(112)
Financing activities:
Net repayment on note payable under revolving line of credit	--	(17,750)
Net borrowings on note payable under retail floor plan agreement	1,056	499
Payments on long-term debt	(880)	(1,134)
Excess tax benefits from stock options exercised	--	49
Proceeds from exercise of stock options	50	149
Net cash provided by (used in) financing activities	226	(18,187)
Net increase (decrease) in cash and cash equivalents	(19,121)	5,914
Cash and cash equivalents at beginning of period	25,967	14,379
Cash and cash equivalents at end of period	$6,846	$20,293

Supplemental disclosures:
Cash paid for (received from):
Interest	$359	$690
Income taxes	$(531)	$1,054
Non-cash investing and financing activities:
Retail assets sold for assumption of note payable, net of note receivable of $447	$1,793	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

[Table of Contents]

CAVALIER HOMES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited – dollars in thousands except per share amounts)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly our financial position as of June 30, 2007, and the results of operations for the quarter and year-to-date periods ended June 30, 2007 and July 1, 2006, and the results of our cash flows for the year-to-date periods ended June 30, 2007 and July 1, 2006. All such adjustments are of a normal, recurring nature.

The results of operations for the quarter and year-to-date periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.

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

We report two net income (loss) per share numbers, basic and diluted, which are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted), as detailed below:

	Quarter Ended		Year-to-Date Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Income (loss) from continuing operations	$(869)	$161	$(4,760)	$1,815
Income from discontinued operations	--	--	--	12
Net income (loss)	$(869)	$161	$(4,760)	$1,827
Weighted average shares outstanding:
Basic	18,377	18,345	18,373	18,326
Effect of potential common stock from the exercise of stock options	--	157	--	168
Diluted	18,377	18,502	18,373	18,494

Income (loss) per share:
Basic:
From continuing operations	$(0.05)	$0.01	$(0.26)	$0.10
From discontinued operations	--	--	--	--
Net income (loss)	$(0.05)	$0.01	$(0.26)	$0.10
Diluted:
From continuing operations	$(0.05)	$0.01	$(0.26)	$0.10
From discontinued operations	--	--	--	--
Net income (loss)	$(0.05)	$0.01	$(0.26)	$0.10
Weighted average option shares excluded from computation of diluted loss per share because their effect is anti-dilutive	884	1,213	945	1,249

Restricted common stock outstanding issued to employees as of June 30, 2007 totaling 46,666 shares has been excluded from the computation of basic earnings (loss) per share since the shares are not vested and remain subject to forfeiture.

Certain amounts from the prior year periods have been reclassified to conform to the 2007 presentation.

[Table of Contents]

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We have not yet completed our assessment of the impact, if any, SFAS No. 159 will have on our financial condition, results of operations or cash flows.

3.	DISCONTINUED OPERATIONS

In February 2005, we announced our decision to close an underperforming home manufacturing plant in Ft. Worth, Texas and subsequently sold the facility in the second quarter of 2005. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service.

Summary operating results of the discontinued operations for the quarter and year-to-date periods ended June 30, 2007 and July 1, 2006 were:

	Quarter Ended		Year-to-Date Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Revenue	$--	$--	$--	$--
Income from discontinued operations	--	--	--	12

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at June 30, 2007 and December 31, 2006 were as follows:

	June 30, 2007	December 31, 2006
Raw materials	$17,016	$14,552
Work-in-process	1,502	1,424
Finished goods	5,766	6,279
Total inventories	$24,284	$22,255

5.	LONG-LIVED ASSETS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as “held for sale” if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. We had idle assets of $6,366 and $6,589 at June 30, 2007 and December 31, 2006, respectively, recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities, which we are attempting to sell. Management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as “held and used” and depreciation has continued on these assets.

[Table of Contents]

6.	INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of $192 in the liability for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. In conjunction with the adoption of FIN 48, we recognized $101 for the payment of interest and penalties at January 1, 2007, which is included as a component of the $192 liability for uncertain tax positions. During the quarter and year-to-date periods ended June 30, 2007, we recognized approximately $9 and $12, respectively, in interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed in the future with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities in our major tax jurisdictions for years before 2003.

At December 31, 2006, we recorded an adjustment to our valuation allowance to fully reserve our deferred tax assets due to a number of factors, including among others, our lack of visibility with respect to our 2007 results. We did not record any federal income tax benefit for net operating losses in the year-to-date period ended June 30, 2007 because management believes it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes. The income tax provision of $34 in the quarter ended June 30, 2007 includes $25 for state income taxes payable for certain subsidiaries and $9 of interest recorded pursuant to the provisions of FIN 48. The income tax provision of $56 in the year-to-date period ended June 30, 2007 includes $44 for state income taxes payable for certain subsidiaries and $12 of interest recorded pursuant to the provisions of FIN 48. As of June 30, 2007, we maintained a valuation allowance of approximately $16,400. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

During the second quarter of 2006, we recorded an income tax provision of $124 for the period representing a 43% effective tax rate. During the first quarter of 2006, we recorded an income tax provision of $360 for the period which reflected a 36% effective tax rate, or $732, against which we reversed, after review, $372 of our deferred tax asset valuation allowance based on our analysis of information available to us at that time.

7.	ESTIMATED WARRANTIES

We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We have provided a liability of $11,800 and $11,900 at June 30, 2007 and December 31, 2006, respectively, for estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for estimated warranties was as follows:

	Quarter Ended		Year-to-Date Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Balance, beginning of period	$11,650	$13,300	$11,900	$13,190
Provision for warranties issued in the current period	3,840	3,260	6,352	7,296
Adjustments for warranties issued in prior periods	(540)	(377)	88	(328)
Payments	(3,150)	(3,283)	(6,540)	(7,258)
Balance, end of period	$11,800	$12,900	$11,800	$12,900

We evaluate actual warranty costs on a quarterly basis in conjunction with the review of our liability for estimated warranties. Based on these evaluations, we recorded changes in the accounting estimates in the quarter ended June 30, 2007 totaling $540, which reduced the warranty provision. These adjustments were primarily the result of lower than expected repair costs on shipments of FEMA homes in late 2005 and early 2006 for Hurricane Katrina disaster relief efforts.

[Table of Contents]

8.	CREDIT ARRANGEMENTS

In June 2007, we entered into agreements to provide 500 homes to the Mississippi Emergency Management Agency (“MEMA”) as part of that state's ongoing efforts to provide permanent and semi-permanent housing for residents displaced by Hurricane Katrina. In order to fund our short term cash needs required to produce these homes, we amended our credit facility (the "Credit Facility") on June 26, 2007 with our primary lender to increase the revolving line of credit component during the period from June 1, 2007 through February 5, 2008 (the "temporary advance period") from $25,000 to the lesser of $30,000 or the collateral loan value as defined in the Credit Facility, effectively waiving temporarily the tangible net worth requirement listed below.

The Credit Facility is comprised of (i) a revolving line of credit that provides for borrowings (including letters of credit) up to $25,000 (increased to $30,000 as noted above) and (ii) a real estate term loan, which are cross-secured and cross-defaulted. In February 2007, we also amended the terms of the Credit Facility, to, among other things, (i) extend the maturity date to April 15, 2008, (ii) reduce the interest rate on borrowings if TNW exceeds $62,000, (iii) increase the annual capital expenditure limit to $5,000 per year, and (iv) revise certain financial covenants as noted below.

Upon expiration of the temporary advance period, the amount available under the revolving line of credit, up to $25,000, is equal to the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus all treasury stock purchases after December 31, 2003, as noted in the following table.

Tangible Net Worth (“TNW”)	Credit Facility Available
Above $50,000	35% of TNW
$50,000 - $38,000	$15,000
$38,000 - $23,000	$15,000 to zero (dollar for dollar reduction)

At June 30, 2007, $22,880 was available under the revolving line of credit after deducting letters of credit of $5,054.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

Tangible Net Worth	Interest Rate
above $62,000	Prime less 1.00%
$62,000 – $56,500	Prime
$56,500 – $38,000	Prime plus 0.50%
below $38,000	Prime plus 1.00%

The bank’s prime rate was 8.25% at both June 30, 2007 and December 31, 2006.

The real estate term loan agreement contained in the Credit Facility provided for initial borrowings of $10,000, of which $2,838 and $2,937 was outstanding on June 30, 2007 and December 31, 2006, respectively. Interest on the term note is fixed for a period of five years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $5,000. In addition, the Credit Facility contains certain financial covenants requiring us to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.2 to 1 for the year ending December 31, 2007 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At June 30, 2007, we were in compliance with our debt covenants.

We have amounts outstanding under three (four at December 31, 2006) Industrial Development Revenue Bond issues (“Bonds”) which totaled $2,020 and $2,800 at June 30, 2007 and December 31, 2006, respectively. One bond issue was paid in full during the first quarter of 2007. Two bond issues bear interest at variable rates ranging from 5.0% to 5.25% and

[Table of Contents]

mature at various dates through April 2009. One bond issue is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 3.93% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of our plant facilities and equipment.

We had $366 and $1,103 of notes payable under a retail floor plan agreement at June 30, 2007 and December 31, 2006, respectively. The notes were collateralized by certain Company-owned retail stores’ new home inventories and bore interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

At June 30, 2007 and December 31, 2006, the estimated fair value of outstanding borrowings was $4,618 and $5,787, respectively. These estimates were determined using rates at which we believe we could have obtained similar borrowings at such times.

9.	COMMITMENTS AND CONTINGENCIES

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price we are obligated to pay generally declines over the period of the agreement (generally 18 - 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. We applied FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 and SFAS No. 5, Accounting for Contingencies to account for our liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), we record the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, we evaluate the likelihood that we will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, we evaluate the probability of default for the group of dealers who are identified at an elevated risk of default and apply a probability of default to the group based on historical default rates. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home. Under the repurchase agreements, we were contingently liable at June 30, 2007, to financial institutions providing inventory financing for retailers of our products up to a maximum of approximately $69,000 in the event we must perform under the repurchase commitments. We recorded an estimated liability of $1,301 at June 30, 2007 and $1,513 at December 31, 2006 related to these commitments. Activity in the reserve for repurchase commitments was as follows:

	Quarter Ended		Year-to-Date Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Balance, beginning of period	$1,199	$1,522	$1,513	$1,270
Reduction for payments made on inventory purchases	(23)	(174)	(109)	(174)
Recoveries for inventory repurchase	26	10	44	10
Accrual for guarantees issued during the period	456	658	753	1,343
Reduction to pre-existing guarantees due to declining obligations or expired guarantees	(402)	(640)	(879)	(980)
Changes to the accrual for pre-existing guarantees for those dealers deemed to be probable of default	45	(64)	(21)	(157)
Balance, end of period	$1,301	$1,312	$1,301	$1,312

In conjunction with the quarterly review of our critical accounting estimates, we evaluate our historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default.

Our workers’ compensation, product liability and general liability insurance is provided by fully-insured, large deductible policies. The current deductibles under these programs are $250 for workers’ compensation and $100 for product liability and general liability. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and

[Table of Contents]

sales. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We recorded an estimated liability of $4,357 at June 30, 2007 and $4,816 at December 31, 2006 related to these contingent claims.

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

We provided letters of credit totaling $5,054 as of June 30, 2007. These letters of credit are to providers of surety bonds ($2,099) and insurance policies ($2,955). While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We recorded insurance expense based on anticipated losses related to these policies.

10.	SEGMENT INFORMATION

Our reportable segments are organized around products and services. The Home manufacturing segment is comprised of four divisions (seven home manufacturing plants), which are aggregated for reporting purposes, and our supply companies who sell their products primarily to the manufacturing divisions. Through our Home manufacturing segment, we design and manufacture homes, which are sold in the United States to a network of dealers, which includes company-owned retail locations. Through our Financial services segment, we primarily offer retail installment sale financing and related insurance products for manufactured homes sold through our dealer network. Our Retail segment is comprised of Company-owned retail lots that derive their revenues from home sales to individuals. During 2006 and the quarter ended March 31, 2007, we operated four retail lots. On March 30, 2007, two of these retail locations were sold and one location was closed. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. Our determination of segment operating profit does not reflect other income (expense), equity in earnings of equity-method investees, or income tax provision.

	Quarter Ended		Year-to-Date Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Gross revenue:
Home manufacturing	$61,552	$57,714	$100,649	$131,472
Financial services	1,044	811	1,901	1,720
Retail	640	2,694	2,267	4,901
Gross revenue	$63,236	$61,219	$104,817	$138,093

Intersegment revenue:
Home manufacturing	$427	$2,444	$(894)	$4,368
Financial services	--	--	--	--
Retail	--	--	--	--
Intersegment revenue	$427	$2,444	$(894)	$4,368

Revenue from external customers:
Home manufacturing	$61,125	$55,270	$101,543	$127,104
Financial services	1,044	811	1,901	1,720
Retail	640	2,694	2,267	4,901
Revenue from external customers	$62,809	$58,775	$105,711	$133,725

[Table of Contents]

	Quarter Ended		Year-to-Date Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Operating income (loss):
Home manufacturing	$(354)	$1,056	$(3,501)	$4,436
Financial services	304	300	521	618
Retail	(21)	(32)	(310)	(40)
Elimination	(163)	(100)	290	(246)
Segment operating income (loss)	(234)	1,224	(3,000)	4,768
General corporate	(871)	(1,093)	(1,940)	(2,646)
Operating income (loss)	$(1,105)	$131	$(4,940)	$2,122

			June 30, 2007	December 31, 2006
Identifiable assets:
Home manufacturing			$68,991	$57,042
Financial services			14,864	13,608
Retail			1,963	5,118
Segment assets			85,818	75,768
General corporate			8,156	20,938
Total assets			$93,974	$96,706

11.	EQUITY-METHOD INVESTEES

We recorded equity in earnings of equity-method investees of $242 and $98 for the quarter ended June 30, 2007 and July 1, 2006, respectively, and $400 and $349 for the year-to-date periods then ended. In 2006, our only significant minority ownership interest in an individual joint venture was in WoodPerfect, Ltd., of which we owned a 35.42% interest as of March 31, 2007. On April 5, 2007, WoodPerfect, Ltd. purchased the interest of one of its partners, which effectively increased our ownership percentage to 43.03%. Summarized unaudited information related to the combined group of equity investees and for WoodPerfect, Ltd. individually is as follows:

	Quarter Ended		Year-to-Date Ended
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Combined group:
Net sales	$16,825	$20,839	$30,569	$46,858
Gross profit	3,244	2,742	5,856	6,127
Income from continuing operations	1,073	516	1,751	1,607
Net income	1,073	516	1,751	1,607

WoodPerfect, Ltd:
Net sales	$10,896	$13,510	$20,011	$29,426
Gross profit	1,734	1,496	3,168	3,304
Income from continuing operations	577	304	953	873
Net income	577	304	953	873

12.           STOCK-BASED COMPENSATION

Stock Incentive Plans

At June 30, 2007, our stock incentive plans included the following:

a.
We have a 2005 Incentive Compensation Plan (the “2005 Plan”) which provides for both incentive stock options and non-qualified stock options to key employees. Additionally, the 2005 Plan provides for stock appreciation rights and awards of both restricted stock and performance shares. Awards are granted at prices and terms determined by the compensation committee of the Board of Directors. The term for awards granted under the 2005 Plan cannot exceed ten

[Table of Contents]

years from the date of grant. We had a Key Employee Stock Incentive Plan (the “1996 Plan”), but upon adoption of the 2005 Plan, we did not make future grants under the 1996 Plan and the 1996 Plan was terminated. However, the shares of common stock that remained available under the 1996 Plan at the time of its termination were incorporated into the 2005 Plan, along with any shares subject to options previously granted under the 1996 Plan which lapse, terminate or are canceled up to a maximum of 1,500,000 shares. Furthermore, the termination of the 1996 Plan did not affect any options which were outstanding and unexercised under that Plan. As of June 30, 2007, shares authorized for grant and available to be granted under the 2005 Plan totaled 1,430,000 shares.

b.
We have a 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”) under which 500,000 shares of our common stock were reserved for grant to non-employee directors. Options are granted upon the director’s initial election and automatically on an annual basis thereafter at fair market value on the date of such grant. Stock option grants become exercisable at a rate of 1/12th of the shares subject to the stock option on each monthly anniversary of its date of grate. Except in the case of death, disability, or retirement, options granted under the 2005 Directors Plan expire ten years from the date of grant. We had a 1993 Non-employee Director Plan (the “1993 Plan”), but upon adoption of the 2005 Directors Plan, we did not make future grants under the 1993 Plan and the 1993 Plan was terminated. However, the termination of the 1993 Plan did not affect any options which were outstanding and unexercised under that Plan. As of June 30, 2007, shares available to be granted under the 2005 Directors Plan totaled 440,000 shares.

The following table sets forth the summary of activity under our stock incentive plans for the year-to-date period ended June 30, 2007:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	1,725,177	1,373,813	$8.32
Granted	(30,000)	30,000	4.16
Exercised	--	(15,000)	3.36
Canceled	543,565	(543,565)	10.52
Expired	(368,742)	--	--
Balance at June 30, 2007	1,870,000	845,248	$6.84

Options exercisable at June 30, 2007	1,870,000	827,746	$6.89

The weighted average fair values of options granted during the year-to-date periods ended June 30, 2007 and July 1, 2006 were $4.16 and $3.53, respectively. The total intrinsic value of options exercised during the year-to-date periods ended June 30, 2007 and July 1, 2006 was $21 and $128, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of June 30, 2007 was $567 and $554, respectively.

Stock-based Compensation

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

[Table of Contents]

The assumptions used to value stock option grants are as follows:

	June 30, 2007	July 1, 2006
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	59.23%	60.80%
Risk free interest rate	4.68%	5.04%
Expected life (years)	5.00	4.60

The fair value of the restricted stock awards granted in the first quarter of 2006 for 70,000 shares was $463 based on the closing market price of $6.61 on the date of the award. No awards were granted in 2007. We recognize the estimated compensation cost of restricted stock awards, defined as the fair value of our common stock on the date of grant, on a straight line basis over the three year vesting period. During the quarter ended March 31, 2007, stock certificates for the 70,000 restricted stock awards were issued, of which 23,334 vested on March 13, 2007. The remaining 46,666 restricted stock awards were unvested as of June 30, 2007. Deferred compensation of $298 as of June 30, 2007 represents the unamortized cost of these unvested restricted stock awards.

Stock-based compensation in the quarters ended June 30, 2007 and July 1, 2006 totaled $55 and $66, respectively, and totaled $130 and $104 in the year-to-date periods ended June 30, 2007 and July 1, 2006, respectively. We charge stock-based compensation to selling, general and administrative expense in our condensed consolidated statement of operations. Future compensation cost on unvested stock-based awards as of June 30, 2007 is estimated to be $298, which will be charged to expense on a straight line basis through March 2009.

[Table of Contents]

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Overview

Cavalier Homes, Inc. and its subsidiaries produce, sell, and finance manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Since the beginning of 2000, the industry has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels, each of which contributed to a reduction in wholesale industry shipments to a 44 year low in 2006.

Industry results for 2005 posted the first increase since 1998 with floor shipments increasing over 2004 by 6% due to industry wide orders by the Federal Emergency Management Agency (“FEMA”) as part of that agency’s hurricane disaster relief efforts. The Manufactured Housing Institute’s (“MHI”) estimate of FEMA shipments in the last four months of 2005 and during 2004 totaled approximately 21,000 floors and 4,000 floors, respectively. Our estimate for FEMA shipments in the first quarter of 2006 is approximately 4,000 floors. Factoring out the effects of the FEMA orders in 2005 and 2004, industry shipments in 2005 were down slightly. Industry shipments in 2006, excluding shipments to FEMA, were 10.2% below 2005 levels and 11.4% below 2004 levels. For the first five months of 2007, the latest data available from MHI, floor shipments are 31% less than the same period in 2006, due to the continuation of challenging manufactured housing market conditions in 2007 and FEMA shipments in the first quarter of 2006. Industry home shipments in the first quarter of 2007 were at the lowest quarterly level since the first quarter of 1960.

In June 2007, we entered into three contracts to build and deliver a total of 500 homes (300 two-bedroom and 200 three-bedroom “Cottage” models) to the Mississippi Emergency Management Agency (“MEMA”) under the Alternative Housing Pilot Program as part of that state's ongoing efforts to provide permanent and semi-permanent housing for residents displaced by Hurricane Katrina. Total revenue of approximately $24,000 is expected from these contracts. These homes will be delivered to a staging area in Mississippi within 120 days from applicable notices to proceed. As of July 24, 2007, we have received notices to proceed on 200 homes.

Industry/Company Shipments and Market Share

MHI reported that wholesale floor shipments were down 64% cumulatively from January 1, 1999 through December 31, 2006 as shown by the data in the following table:

	Floor Shipments
	Nationwide					Cavalier’s Core 11 States
Year	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share
1999	582,498		34,294		5.9%	284,705		30,070		10.6%
2000	431,787	(25.9)%	18,590	(45.8)%	4.3%	199,276	(30.0)%	15,941	(47.0)%	8.0%
2001	342,321	(20.7)%	21,324	14.7%	6.2%	149,162	(25.1)%	17,884	12.2%	12.0%
2002	304,370	(11.1)%	21,703	1.8%	7.1%	124,127	(16.8)%	18,039	0.9%	14.5%
2003	240,180	(21.1)%	12,411	(42.8)%	5.2%	87,265	(29.7)%	10,584	(41.3)%	12.1%
2004	232,824	(3.1)%	10,772	(13.2)%	4.6%	88,958	1.9%	8,912	(15.8)%	10.0%
2005	246,750	6.0%	10,648	(1.2)%	4.3%	105,508	18.6%	9,905	11.1%	9.4%
2006	206,822	(16.2)%	8,261	(22.4)%	4.0%	86,748	(17.8)%	7,774	(21.5)%	9.0%
Q1 2007	37,037		1,480		4.0%	16,183		1,320		8.2%
Two months ended 6/2/07	29,575		1,604		5.4%	12,415		1,431		11.5%

In 2005, we built 2,638 single-section homes for delivery to FEMA as part of that agency’s disaster relief for the Gulf Coast states hit by hurricanes. We shipped 2,219 single-section homes in the fourth quarter of 2005, which accounted for 25.6% of 2005 sales, and we shipped the remaining 419 homes in the first quarter of 2006. During 2006, our floor shipments decreased 22.4% as compared to 2005, while industry wide shipments decreased 16.2%, with our market share being 4.0%. In our core states, our market share in 2006 declined to 9.0% from 9.4% in 2005 due to increased competition, including new entrants in the East South Central region. For the five months ended June 2, 2007, our total market share increased to 4.6% and our market share in our core 11 states increased to 9.6%, which we believe are a result of the price points for the new product

[Table of Contents]

introductions and brand management efforts. As we disclosed in our 2006 Form 10-K, one of our goals for 2007 was to gain market share.

Potential for Modular Housing Expansion

The substantial majority of our homes currently produced are HUD-Code homes. We also produce modular homes, which are constructed to local, regional or state building codes. Modular homes generally have a different and more complex roof system than HUD-Code homes, are typically two or more sections, and, when combined with land, usually qualify for traditional mortgage financing, which generally has better terms than financing for a HUD-Code home. The national market for modular housing was 38,300 and 43,100 homes in 2006 and 2005, respectively, according to the National Modular Housing Council (“NMHC”). Modular homes shipped industry wide in 2006 decreased 11.1% from 2005 and continued to decline in the first quarter of 2007 (the latest data available) with total shipments in the first quarter of 2007 of 7,400 homes, a 20.4% decrease from the first quarter of 2006. We shipped 398 and 302 modular homes during 2006 and 2005, respectively, for a year over year increase of 31.8%. In the quarter ended June 30, 2007, we shipped 148 modular homes compared to 177 modular homes shipped in the quarter ended July 1, 2006. On a year-to-date basis through the second quarter, we shipped 326 and 361 modular homes in 2007 and 2006, respectively. While our current participation in the modular market is small, we are seeking to further develop our modular home sales base because we are hopeful that some of those looking to replace hurricane damaged homes in the Gulf Coast region will consider modular homes as a viable alternative to traditional site-built housing.

Industry Finance Environment

A major factor contributing to the manufactured housing industry growth in the 1990s was the relaxation of credit standards due to intense competition, which ultimately resulted in a change in the financing approach in the industry caused by underperforming manufactured housing loans. Throughout the past eight years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions, which re-enter home distribution channels and limit wholesale shipments of new homes. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single-section products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is longer. The potential infusion of new and competitive lending capacity, which we believe is essential to support demand at higher levels, has not materialized. In 2006, our finance subsidiary, CIS, worked with and began participating in a “High End Product Pilot Program” developed by the Federal National Mortgage Association, Fannie Mae, for HUD-Code manufactured multi-section homes. This program allows “site-built” comparables, pricing, and underwriting for high end HUD-Code multi-section homes for which enhanced property eligibility requirements are met. Our first loan under this program closed in April 2007. While we are cautiously optimistic about this program, we are unable to determine if this pilot program will be successful and provide the longer-term financing our industry needs for growth. We believe a meaningful expansion for the industry will be delayed until there is substantial entry of finance resources to the manufactured housing market.

Capacity and Overhead Cost

In response to weakening industry market conditions, we closed nine manufacturing facilities between the fourth quarter of 2002 and the first quarter of 2005. We generally were able to sell to customers of these plants (with the exception of the Pennsylvania and Texas plants) from one or more of our current operating plants. The remaining plants also handle dealer sales and customer service for our homes. In terms of operating costs in prior years, we made cost reductions in virtually all areas of operations, including our exclusive dealer and marketing programs and our administrative personnel and associated costs. Our Winfield, Alabama facility was re-opened in September 2005 in order to assist in the production of FEMA units mentioned above and to participate in the production of our other products. Our plants operated at capacities ranging from 35% to 54% in 2006. We operated at 38% and 47% of capacity on a consolidated basis in the first and second quarters of 2007, respectively. We expect an increase in capacity utilization in the second half of 2007 due in part to the MEMA contracts noted above. We will continue to monitor the relationship between demand and capacity in future quarters and may take additional steps to adjust our capacity or enhance our operations based on our views of the industry and its general direction.

[Table of Contents]

Outlook

We believe the substantial hurricane damage in the Gulf Coast region will create opportunities for our industry beyond the temporary housing supplied through FEMA orders in 2005 and the first quarter of 2006, as evidenced by the MEMA contracts in June 2007. We expect the strain on conventional home building resources will likely cause some of those looking to replace damaged homes to consider manufactured housing, including modular homes, as a viable alternative to traditional site-built housing. However, we also expect rebuilding efforts to impose greater strains on the availability of certain building materials, which will likely result in increased costs. We find it difficult to predict the timing of the recovery effort due to issues associated with zoning requirements, insurance settlements, flood plain restrictions, customer and community acceptance of manufactured housing, as well as local economic conditions.

Longer term, substantial entry of competitive lending capacity in the industry, which we believe is essential to support demand at higher levels, is needed for a meaningful expansion for the industry.

We have taken steps in recent years to reduce costs and lower our breakeven point. We continue to focus on internal projects and plans to increase manufacturing efficiencies in 2007 to further reduce costs. We believe 2007 will be a challenging year. However, we expect to return to profitability in the third and fourth quarters of 2007 from momentum we have gained as evidenced by the increase in revenue in the second quarter of 2007 and the recent MEMA contracts. Further changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and further commodity price increases could affect our results of operations.

Results of Operations

Quarters Ended June 30, 2007 and July 1, 2006

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Quarter Ended
Statement of Operations Data:	June 30, 2007		July 1, 2006		Differences
Revenue:
Home manufacturing net sales	$61,125		$55,270		$5,855	10.6%
Financial services	1,044		811		233	28.7
Retail	640		2,694		(2,054)	(76.2)
Total revenue	62,809	100.0%	58,775	100.0%	4,034	6.9
Cost of sales	54,172	86.2	48,373	82.3	5,799	12.0
Gross profit	8,637	13.8	10,402	17.7	(1,765)	(17.0)

Selling, general and administrative	9,742	15.5	10,271	17.5	(529)	(5.2)
Operating income (loss)	(1,105)	(1.7)	131	0.2	(1,236)	n/m
Other income (expense):
Interest expense	(146)	(0.2)	(254)	(0.4)	108	42.5
Other, net	174	0.2	310	0.5	(136)	(43.9)
	28	0.0	56	0.1	(28)	(50.0)
Income (loss) from continuing operations before income taxes and equity in earnings of equity-method investees	(1,077)	(1.7)	187	0.3	(1,264)	n/m
Income tax provision	34	0.1	124	0.2	(90)	(72.6)
Equity in earnings of equity-method investees	242	0.4	98	0.2	144	146.9
Income (loss) from continuing operations	(869)	(1.4)	161	0.3	(1,030)	n/m
Income from discontinued operations	--	--	--	--	--	--
Net income (loss)	$(869)	(1.4)%	$161	0.3%	$(1,030)	n/m

[Table of Contents]

	Quarter Ended
Operating Data:	June 30, 2007		July 1, 2006
Floor shipments:
HUD-Code	2,412	94.2%	2,217	92.6%
Modular	148	5.8	177	7.4
Total floor shipments	2,560	100.0%	2,394	100.0%
Home shipments:
Single-section	382	26.0%	345	25.4%
Multi-section	1,085	74.0	1,011	74.6
Total home shipments	1,467	100.0	1,356	100.0
Shipments to company-owned retail locations	(8)	(0.5)	(51)	(3.8)
FEMA shipments	--	--	--	--
Wholesale shipments to independent retailers	1,459	99.5	1,305	96.2
Retail home sales:
Single-section	1	25.0	9	18.0
Multi-section	3	75.0	41	82.0
Total retail sales	4	100.0%	50	100.0%
Cavalier produced homes sold	4	100.0%	42	84.0%
Used homes sold	--	--	8	16.0%
Other operating data:
Installment loan purchases	$16,591		$11,230
Capital expenditures	$909		$872
Home manufacturing facilities (operating)	7		7
Independent exclusive dealer locations	64		87
Company-owned retail locations	1		4

Revenue

Revenue for the second quarter of 2007 totaled $62,809, increasing $4,034 or 6.9%, from 2006’s second quarter revenue of $58,775. Home manufacturing net sales increased $5,855 to $61,125 from $55,270 in the second quarter of 2006. Home shipments increased 8.2%, with floor shipments increasing by 6.9%. The increase in manufactured home revenue and shipments were due to (i) new product introductions and broader product lines with attractive price points, and (ii) a focus on brand management to increase our product penetration in the market. Multi-section home shipments, as a percentage of total shipments, were 74.0% in the second quarter of 2007 as compared to 74.6% in 2006. Single-section homes, as a percentage of total shipments, increased slightly to 26.0% in the second quarter of 2007 from 25.4% in the same quarter of 2006. Shipments to exclusive dealers were 49% and 69% in the second quarters of 2007 and 2006, respectively. The number of independent dealers participating in our exclusive dealer program declined from 87 at July 1, 2006 to 64 at June 30, 2007. This reduction in our exclusive dealer program is due to a shift by some of these dealers to other dealer agreements that we offer, as well as some dealers closing their retail lots. Actual shipments of homes for the second quarter of 2007 were 1,467 versus 1,356 in 2006. Inventory of our product at all retail locations, including the Company-owned retail center, increased to approximately $97,800 at June 30, 2007 from $87,200 at March 31, 2007 and $96,300 at July 1, 2006.

Revenue from the financial services segment increased 28.7% to $1,044 for the second quarter of 2007 compared to $811 in 2006. The revenue increase is primarily due to increased interest income based on a larger portfolio balance throughout the quarter compared to the same period in 2006. During the second quarter of 2007, CIS Financial Services, Inc. (“CIS”), our wholly owned finance subsidiary, purchased contracts totaling $16,591 and sold installment contracts totaling $14,652. In the same period of 2006, CIS purchased contracts of $11,230 and sold installment contracts totaling $13,152. CIS does not generally retain the servicing function and does not earn interest income on these re-sold loans. CIS has retained the servicing function under the Fannie Mae “High End Product Pilot Program”.

Revenue from the retail segment decreased by $2,054 to $640 for the second quarter of 2007 compared to $2,694 for 2006 due to the closure of one retail location and sale of two other retail locations in Alabama on March 30, 2007. The purchaser of these two retail locations will continue to operate in the Alabama market as two of our exclusive dealer locations.

Gross Profit

Gross profit was $8,637, or 13.8% of total revenue, for the second quarter of 2007, down from $10,402, or 17.7%, in 2006. The decrease in gross profit and gross margin is primarily the result of two factors, (i) higher dealer incentives,

[Table of Contents]

(ii) operational inefficiencies caused by new product introductions, and (iii) new products that were value priced in order to promote increased dealer shelf space. We expect improvement in gross margins in the last half of 2007 as operational efficiencies are gained in the production of these new products. Our average wholesale sales price per unit in the second quarter of 2007 declined slightly to approximately $41,600 from $41,800 in the second quarter of 2006. We experienced price increases in the first quarter of 2007 compared to the first half of 2006 in raw materials (certain prices continue to increase) and overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices), which continue to negatively impact gross profit. However, we have seen prices stabilize this quarter in our raw material costs, except for metal products and those products affected by rising fuel prices.

Selling, General and Administrative

Selling, general and administrative expenses during the second quarter of 2007 were $9,742 or 15.5 % of total revenue, compared to $10,271 or 17.5 % in 2006, a decrease of $529. Lower selling, general and administrative costs were primarily due to lower salaries, wages and employee benefit costs of $465 and an overall decrease in other administrative expenses.

Operating Income (Loss)

Operating loss for the quarter was $1,105 compared to income of $131 in the second quarter of 2006. Segment operating results were as follows: (1) Home manufacturing operating loss, before intercompany eliminations, was $354 in the second quarter of 2007 as compared to income of $1,056 in 2006. The home manufacturing operating loss was due to (i) higher dealer incentives, (ii) operational inefficiencies caused by new product introductions, and (iii) value priced new products. (2) Financial services operating income was $304 in the second quarter of 2007 as compared to $300 in 2006. (3) Retail operating loss was $21 in the second quarter of 2007 compared to $32 in 2006. (4) General corporate operating expense, which is not identifiable to a specific segment, decreased from $1,093 in the second quarter of 2006 to $871 in 2007 primarily due to reductions in salaries, wages, and benefit costs.

Other Income (Expense)

Interest expense for the quarter was $146 compared to $254 in the second quarter of 2006. This decrease is primarily due to lower levels of average outstanding debt between the two periods.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net decreased $136 to $174 for the second quarter of 2007 compared to $310 for the same period in 2006. A decrease in interest income on lower levels of invested funds and a decrease in dividends received from cost method investees contributed to the overall decrease in other, net.

Income (Loss) from Continuing Operations before Income Taxes and Equity in Earnings of Equity-Method Investees

Our pre-tax loss for the second quarter was $869 compared to pre-tax income of $161 in the second quarter of 2006, a decrease of $1,030, primarily as a result of a decrease in gross profit, partially offset by reduced selling, general and administrative expenses.

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

At December 31, 2006, we recorded an adjustment to our valuation allowance to fully reserve our deferred tax assets. The income tax provision of $34 in the second quarter of 2007 includes $25 for state income taxes payable for certain subsidiaries and $9 of interest recorded in the quarter pursuant to the provisions of FIN 48. As of June 30, 2007, we maintained a valuation allowance of approximately $16,400. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

During the second quarter of 2006, we recorded an income tax provision of $124 for the period representing a 43% effective tax rate. During the first quarter of 2006, we recorded an income tax provision of $360 for the period which reflected a 36%

[Table of Contents]

effective tax rate, or $732, against which we reversed, after review, $372 of our deferred tax asset valuation allowance based on our analysis of information available to us at that time.

Net Income (Loss)

Net loss for the second quarter of 2007 was $869 or $0.05 per diluted share compared to net income of $161 or $0.01 per diluted share in the same period last year. The changes between these two periods are due to the items discussed above.

Year-to-Date Periods Ended June 30, 2007 and July 1, 2006

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Year-to-Date Ended
Statement of Operations Data:	June 30, 2007		July 1, 2006		Differences
Revenue:
Home manufacturing net sales	$101,543		$127,104		$(25,561)	(20.1)%
Financial services	1,901		1,720		181	10.5
Retail	2,267		4,901		(2,634)	(53.7)
Total revenue	105,711	100.0%	133,725	100.0%	(28,014)	(20.9)
Cost of sales	91,094	86.2	109,654	82.0	(18,560)	(16.9)
Gross profit	14,617	13.8	24,071	18.0	(9,454)	(39.3)

Selling, general and administrative	19,557	18.5	21,949	16.4	(2,392)	(10.9)
Operating income (loss)	(4,940)	(4.7)	2,122	1.6	(7,062)	n/m
Other income (expense):
Interest expense	(310)	(0.3)	(631)	(0.5)	321	50.9
Other, net	146	0.2	459	0.4	(313)	(68.2)
	(164)	(0.1)	(172)	(0.1)	8	4.7
Income (loss) before income taxes and equity in earnings of equity-method investees	(5,104)	(4.8)	1,950	1.5	(7,054)	n/m
Income tax provision	56	0.1	484	0.4	(428)	(88.4)
Equity in earnings of equity-method investees	400	0.4	349	0.3	51	14.6
Income (loss) from continuing operations	(4,760)	(4.5)	1,815	1.4	(6,575)	n/m
Income from discontinued operations	--	--	12	--	(12)	(100.0)
Net income (loss)	$(4,760)	(4.5)%	$1,827	1.4%	$(6,587)	n/m

[Table of Contents]

	Year-to-Date Ended
Operating Data:	June 30, 2007		July 1, 2006
Floor shipments:
HUD-Code	3,892	92.3%	4,996	93.3%
Modular	326	7.7	361	6.7
Total floor shipments	4,218	100.0%	5,357	100.0%
Home shipments:
Single-section	657	27.1%	1,234	37.7%
Multi-section	1,770	72.9	2,042	62.3
Total home shipments	2,427	100.0	3,276	100.0
Shipments to company-owned retail locations	(29)	(1.2)	(96)	(2.9)
FEMA shipments	--	--	(419)	(12.8)
Wholesale shipments to independent retailers	2,398	98.8	2,761	84.3
Retail home sales:
Single-section	10	31.3	21	23.1
Multi-section	22	68.8	70	76.9
Total retail sales	32	100.0%	91	100.0%
Cavalier produced homes sold	32	100.0%	80	87.9%
Used homes sold	--	--	11	21.1%
Other operating data:
Installment loan purchases	$28,371		$21,336
Capital expenditures	$1,515		$1,273
Home manufacturing facilities (operating)	7		7
Independent exclusive dealer locations	64		87
Company-owned retail locations	1		4

Revenue

Revenue for the first half of 2007 totaled $105,711, decreasing $28,014, or 20.9%, from 2006’s first half revenue of $133,725. Home manufacturing net sales accounted for a significant part of the change, decreasing $25,561 to $101,543 from net sales for the first half of 2006 of $127,104 due to (i) the 419 FEMA units shipped in the first quarter of 2006 for approximately $13,000, which did not recur in the first quarter of 2007, and (ii) the general decline in the manufactured housing market. Home shipments for the first half of 2007 were 2,427 versus 3,276 in 2006, a decrease of 25.9%, and floor shipments decreased 21.3%. Multi-section home shipments, as a percentage of total shipments, were 72.9% in the first half of 2007 as compared to 62.3% in 2006. Single-section homes, as a percentage of total shipments, decreased to 27.1% in the first half of 2007 from 37.7% in the same period of 2006, primarily due to the single-section homes built for FEMA. Shipments other than FEMA units to exclusive dealers were 49% and 68% in the first half of 2007 and 2006, respectively.

Revenue from the financial services segment increased 10.5% to $1,901 for the first half of 2007 compared to $1,720 in 2006. During the first half of 2007, CIS purchased contracts of $28,371 and sold installment contracts totaling $25,511. In the same period of 2006, CIS purchased contracts of $21,336 and sold installment contracts totaling $23,998. The increase in the installment loan portfolio at June 30, 2007 is primarily from an increase in land/home loans, many of which are construction loans that require a longer length of time to close the sale transaction compared to a typical chattel (home only) loan.

Revenue from the retail segment was $2,267 for the first half of 2007 compared to $4,901 for 2006, a decrease of $2,634 due to the closure of one retail location and sale of two other retail locations in Alabama.

Gross Profit

Gross profit was $14,617, or 13.8% of total revenue, for the first half of 2007, versus $24,071, or 18.0%, in 2006. The $9,454 decrease in gross profit is primarily the result of four factors, (i) higher dealer incentives, (ii) operational inefficiencies caused by new product introductions, (iii) value priced new products, and (iv) the decrease in units shipped between the two periods, including the shipment of FEMA homes in the first quarter 2006 with a slightly higher margin than standard product gross margin, which did not recur in 2007. Additionally, our average wholesale sales price per unit in the first half of 2007 increased slightly to approximately $41,000 from $40,700 in the first half of 2006. As noted above, we experienced price increases in 2007 compared to the same period in 2006 in raw materials (certain prices continue to increase) and overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices), which continue to negatively impact gross profit.

[Table of Contents]

Selling, General and Administrative

Selling, general and administrative expenses during the first half of 2007 were $19,557, or 18.5% of total revenue, compared to $21,949 or 16.4% in 2005, a decrease of $2,392. Selling, general and administrative costs decreased between these periods as a result of (i) lower incentive compensation costs and employee group insurance costs totaling $1,681, (ii) a decrease of $210 in advertising and promotion costs as a result of increased efforts in 2006 to boost sales, including increased spending in advertising programs and product shows in that year, and (iii) an overall decrease of $366 in other administrative expense categories.

Operating Income (Loss)

Operating loss for the first half of 2007 was $4,940 compared to operating income of $2,122 in the first half of 2006. Segment operating results were as follows: (1) Home manufacturing operating loss, before intercompany eliminations, was $3,501 in the first half of 2007 as compared to operating income, before intercompany eliminations, of $4,436 in 2006. The decreased home manufacturing operating profit is primarily due to reduced gross profit partially offset by lower selling, general and administrative expenses as discussed above. (2) Financial services operating income was $521 in the first half of 2007 as compared to $618 in 2006. (3) The retail segment’s operating loss was $310 in the first half of 2007 versus $40 in 2006 as a result of reduced revenue, due in part to the closure or sale of three retail locations in March 2007 as discussed above. (4) General corporate operating expense, which is not identifiable to a specific segment, decreased from $2,646 in the first half of 2006 to $1,940 in 2007 primarily due to reductions in salaries and wages, benefit costs, and incentive compensation.

Other Income (Expense)

Interest expense for the first half of 2007 was $310 compared to $631 in 2006. The decrease of $321 is due to lower levels of borrowings in the first half of 2007 compared to the same period in 2006, including the repayment of $17,750 in the first quarter of 2006 borrowed under the revolving line of credit to fund short term cash requirements to complete the FEMA order.

Other, net is comprised primarily of interest income (unrelated to financial services) and gains related to cost-method investees. Other, net decreased $313 primarily due the $250 loss recorded on the sale of the two retail locations on March 30, 2007 and a decrease in dividends received from cost method investees.

Income (Loss) from Continuing Operations before Income Taxes and Equity in Earnings of Equity-Method Investees

Our pre-tax loss for the first half of 2007 was $5,104 compared to pre-tax income of $1,950 in the first half of 2006, a decrease of $7,054, primarily as a result of the factors discussed above.

Income Tax Provision

The income tax provision of $56 in the first half of 2007 includes $44 for state income taxes payable for certain subsidiaries and $12 of interest recorded in the quarter pursuant to the provisions of FIN 48.

During the second quarter of 2006, we recorded an income tax provision of $124 for the period representing a 43% effective tax rate. During the first quarter of 2006, we recorded an income tax provision of $360 for the period which reflected a 36% effective tax rate, or $732, against which we reversed, after review, $372 of our deferred tax asset valuation allowance. As of July 1, 2006, we maintained a valuation allowance of $12,750.

Net Income (Loss)

The net loss for the first half of 2007 was $4,760 or $0.26 per diluted share compared to net income of $1,827 or $0.10 per diluted share.

[Table of Contents]

Liquidity and Capital Resources

	Balances as of
	June 30, 2007	December 31, 2006
Cash, cash equivalents, and certificates of deposit	$6,846	$25,967
Working capital	$19,981	$25,308
Current ratio	1.6 to 1	1.7 to 1
Long-term debt	$3,786	$4,512
Ratio of long-term debt to equity	0.1 to 1	0.1 to 1
Installment loan portfolio	$14,120	$12,265

Year-to-Date Period Ended June 30, 2007

Cash decreased $19,121 from $25,967 at December 31, 2006 to $6,846 at July 1, 2007. As we noted in our Form 10-Q for the quarter ended March 31, 2007, our cash and cash equivalents in the first quarter of each year generally decrease from the beginning of the year balances due to a number of factors: (i) the closing of our facilities at the end of December for plant-wide vacations and holidays, which results in lower average levels of inventories and accounts receivable and higher levels of cash at December 31st, (ii) a return to normal operating levels of inventory and accounts receivable at the end of the first quarter due to production through quarter-end, and (iii) lower shipments in the first quarter of each year in comparison to other quarters due to the weather and buying patterns of retail customers. On average, (i) cash decreased approximately $13,000 in the first quarter of each year from 2002 through 2007, excluding 2006, which reflected an increase in cash due to the impact of FEMA home shipments and timing of cash collections; and (ii) cash decreased approximately $1,900 in the second quarter of each year from 2003 through 2007. The decrease in cash at June 30, 2007 and March 31, 2007 was consistent with this trend.

Operating activities used net cash of $19,282 primarily as a result of the following:

(a)	an increase in accounts receivable of $12,795 due to the seasonal increase from the traditional December low point,
(b)	an increase in inventories of $4,269,
(c)	the net purchase of installment contracts of $2,732,
(d)	the net loss for the quarter of $4,760, offset by
(e)	an increase of $2,799 in accounts payable, again reflecting normal production levels this quarter compared to the low production levels in December.

Our capital expenditures were $1,515 during the first half of 2007 primarily for normal property, plant and equipment additions and replacements. The additions also include amounts under programs at one of our plants to provide improved manufacturing techniques for modular products and to increase overall productivity. As these programs are successfully completed at the current plant, we may duplicate the programs at other facilities.

The decrease in long-term debt for the first half of 2007 was due to scheduled principal payments of $880. Borrowings under our retail floor plan agreement were $1,056 in the first half of 2007. A total of $1,793 outstanding under the retail floor plan agreement as of March 30, 2007 was assumed by the purchaser of the two Alabama retail sales centers. As of June 30, 2007, $366 was outstanding under the retail floor plan agreement.

The installment loan portfolio totaling $14,120 at June 30, 2007 increased $1,855 from the balance at December 31, 2006. Included in the installment loan portfolio at June 30, 2007 was $6,151 of land/home loans. At December 31, 2006, we had $5,475 land/home loans in our portfolio. As we increase our land/home loan purchases, short-term cash requirements will increase due to the length of time involved in consummating the sales transaction. We currently expect to utilize cash on hand to fund these loan purchases.

Year-to-Date Period Ended July 1, 2006

Cash increased $5,914 from $14,379 at December 31, 2005 to $20,293 at July 1, 2006.

[Table of Contents]

Operating activities provided net cash of $24,213 primarily due to the following:

(a)	the net sale of installment contracts of $2,724,
(b)	a decrease in accounts receivable of $26,970, which is primarily for collections on receivables related to FEMA disaster relief homes,
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

Our capital expenditures of $1,273 during the first half of 2006 included (i) normal property, plant and equipment additions and replacements, (ii) the completion of a finishing plant at our Winfield, Alabama facility, and (iii) improvements to assist in the manufacture of more complex products in our Addison, Alabama plants.

During the fourth quarter of 2005, we borrowed $17,750 under the revolving line of credit, in order to fund our short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, borrowings under this line of credit were paid in full. The decrease in long-term debt for the first half of 2006 was due to scheduled principal payments of $1,134. Borrowings under our retail floor plan agreement increased by $499 from December 31, 2005, primarily due to the rebuilding of retail inventory levels, which had declined during our FEMA related production.

The decrease in the installment loan portfolio at July 1, 2006 is primarily from sales of loans outstanding at year end, including land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at December 31, 2005 was $6,972 of land/home loans, of which $6,458 were sold in the first half of 2006. At July 1, 2006, we had $4,912 land/home loans in our portfolio.

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

In June 2007, we entered into agreements to provide 500 homes to the Mississippi Emergency Management Agency (“MEMA”) as part of that state's ongoing efforts to provide permanent and semi-permanent housing for residents displaced by Hurricane Katrina. In order to fund our short term cash needs required to produce these homes, we amended our credit facility (the "Credit Facility") on June 26, 2007 with our primary lender to increase the revolving line of credit component during the period from June 1, 2007 through February 5, 2008 (the "temporary advance period") from $25,000 to the lesser of $30,000 or the collateral loan value as defined in the Credit Facility, effectively waiving temporarily the tangible net worth requirement listed below.

The Credit Facility is comprised of (i) a revolving line of credit that provides for borrowings (including letters of credit) up to $25,000 (increased to $30,000 as noted above) and (ii) a real estate term loan with an initial term of 14 years of $10,000, which are cross-secured and cross-defaulted. In February 2007, we also amended the terms of the Credit Facility, to, among other things, (i) extend the maturity date to April 15, 2008, (ii) reduce the interest rate on borrowings if TNW exceeds $62,000, (iii) increase the annual capital expenditure limit to $5,000 per year, and (iv) revise certain financial covenants as noted below.

At June 30, 2007, $22,880 was available under the revolving line of credit after deducting letters of credit of $5,054. The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $2,838 and $2,937 were outstanding at June 30, 2007 and December 31, 2006, respectively. Interest on the term note is fixed for a period of five

[Table of Contents]

years from issuance at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $5,000. In addition, the Credit Facility contains certain financial covenants requiring us to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.2 to 1 for the year ending December 31, 2007 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At June 30, 2007, we were in compliance with our debt covenants.

We have amounts outstanding under three (four as of December 31, 2006) Industrial Development Revenue Bond issues (“Bonds”) which totaled $2,020 and $2,800 at June 30, 2007 and December 31, 2006, respectively. One bond issue was paid in full during the first quarter of 2007. Two bond issues bear interest at variable rates ranging from 5.0% to 5.25% and mature at various dates through April 2009. One bond issue is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 3.93% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of our plant facilities and equipment.

We had $366 and $1,103 of notes payable under a retail floor plan agreement at June 30, 2007 and December 31, 2006, respectively. The notes are collateralized by certain Company-owned retail stores’ new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

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

[Table of Contents]

Off-Balance Sheet Arrangements

Our material off-balance sheet arrangements consist of repurchase obligations, guarantees, and letters of credit.

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. Under the repurchase agreements, we were contingently liable at June 30, 2007, for a maximum of approximately $69,000 in the event we must perform under the repurchase commitments.

In prior years, we and certain of our equity partners had guaranteed certain debt for two companies in which we own a one-third interest. At June 30, 2007, all of the debt incurred by these two companies had been repaid and our guarantees were no longer outstanding.

We have provided letters of credit totaling $5,054 as of June 30, 2007 to providers of certain of our surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies.

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

We purchase retail installment contracts from our dealers, at fixed interest rates, in the ordinary course of business, and periodically resell a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces our exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. Our portfolio consisted of fixed rate contracts with interest rates generally ranging from 7.5% to 14.0% and an average original term of 264 months at June 30, 2007. We estimated the fair value of our installment contracts receivable at $15,384 using discounted cash flows and interest rates offered by CIS on similar contracts at June 30, 2007.

We have one industrial development revenue bond issue that is exposed to interest rate changes. Since this borrowing is floating rate debt, an increase in short-term interest rates could adversely affect interest expense. Additionally, we have two outstanding industrial development revenue bond issues at fixed interest rates. We estimated the fair value of our debt instruments at $4,618 using rates at which we believe we could have obtained similar borrowings at June 30, 2007.

Additionally, we have a revolving line of credit (of which no amounts were outstanding at June 30, 2007) and a retail floor plan agreement that are exposed to interest rate changes, as they are floating rate debt based on the prime interest rate. We have $366 and $1,103 of notes payable under a retail floor plan agreement at June 30, 2007 and December 31, 2006, respectively. The notes bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 30, 2007. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Controls Over Financial Reporting

There have been no internal control changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting since December 31, 2006.

[Table of Contents]

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally use words such as “estimates,” “projects,” “intends,” “believes,” “anticipates,” “expects,” “plans,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties, and factors include those associated with the following:

•	the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
•	the severe and continuing downturn in the manufactured housing industry;
•	limitations in our ability to pursue our business strategy;
•	changes in demographic trends, consumer preferences and our business strategy;
•	changes and volatility in interest rates and the availability of capital;
•	changes in the availability of retail (consumer) financing;
•	changes in the availability of wholesale (dealer) financing;
•	changes in level of industry retail inventories;
•	the ability to attract and retain quality independent dealers in a competitive environment, including any impact from the consolidation of independent dealers;
•	the ability to attract and retain executive officers and other key personnel;
•	the ability to produce modular and HUD-Code products within the same manufacturing plants;
•	the ability to substantially grow our modular business;
•	competition;
•	contingent repurchase and guaranty obligations;
•	uncertainties regarding our retail financing activities;
•	the potential unavailability of and price increases for raw materials;
•	the potential unavailability of manufactured housing sites;
•	regulatory constraints;
•	the potential for additional warranty claims;
•	litigation; and
•	the potential for deficiencies in internal controls over financial reporting or in disclosure controls and procedures.

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

[Table of Contents]

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Reference is made to the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2006 under the heading “Item 3 – Legal Proceedings”. The description of legal proceedings in our Form 10-K remains unchanged.

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

Item 4: Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held May 22, 2007, and the stockholders elected seven directors. The following is a tabulation of voting on this matter:

	Shares Voting
	For	Withheld	Total
Thomas A. Broughton III	16,010,695	679,357	16,690,052
Barry B. Donnell	16,009,561	680,491	16,690,052
Lee Roy Jordan	15,865,862	824,190	16,690,052
John W Lowe	15,464,362	1,225,690	16,690,052
David A. Roberson	16,012,261	677,791	16,690,052
Bobby Tesney	15,980,961	709,091	16,690,052
J. Don Williams	15,981,961	708,091	16,690,052

The stockholders also ratified the Board of Director’s appointment of Carr, Riggs & Ingram, LLC as our Independent Registered Public Accountants for 2007. The appointment was ratified by a vote of 16,585,320 for, 92,710 against, and 12,025 abstained.

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

[Table of Contents]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVALIER HOMES, INC.
(Registrant)

Date: July 26, 2007	/s/ David A. Roberson
David A. Roberson
President and Chief Executive Officer

Date: July 26, 2007	/s/ Michael R. Murphy
Michael R. Murphy
Chief Financial Officer
(Principal Financial and Accounting Officer)

[Table of Contents]