Form 10-Q
period 2007-09-29
CAVALIER HOMES INC
filed 2007-10-25
CIK 789863

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 24, 2007
Common Stock, $0.10 Par Value	18,429,580 Shares

INDEX
CAVALIER HOMES, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Quarter Ended		Year-to-Date Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenue	$51,703	$50,900	$157,414	$184,625
Cost of sales	45,654	42,359	136,748	152,013
Gross profit	6,049	8,541	20,666	32,612
Selling, general and administrative expenses	8,936	9,669	28,493	31,618
Restructuring charge	159	--	159	--
Operating income (loss)	(3,046)	(1,128)	(7,986)	994
Other income (expense):
Interest expense	(162)	(275)	(472)	(906)
Other, net	122	299	268	758
	(40)	24	(204)	(148)
Income (loss) from continuing operations before income taxes and equity in earnings of equity-method investees	(3,086)	(1,104)	(8,190)	846
Income tax provision (benefit)	23	(147)	79	337
Equity in earnings of equity-method investees	367	169	767	518
Income (loss) from continuing operations	(2,742)	(788)	(7,502)	1,027
Income from discontinued operations	--	--	--	12
Net income (loss)	$(2,742)	$(788)	$(7,502)	$1,039

Income (loss) per share:
Basic:
From continuing operations	$(0.15)	$(0.04)	$(0.41)	$0.06
From discontinued operations	--	--	--	--
Net income (loss)	$(0.15)	$(0.04)	$(0.41)	$0.06
Weighted average shares outstanding	18,383	18,345	18,376	18,332
Diluted:
From continuing operations	$(0.15)	$(0.04)	$(0.41)	$0.06
From discontinued operations	--	--	--	--
Net income (loss)	$(0.15)	$(0.04)	$(0.41)	$0.06
Weighted average shares outstanding	18,383	18,345	18,376	18,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	September 29, 2007 (unaudited)	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$10,849	$25,967
Accounts receivable, less allowance for losses of $84 (2007) and $78 (2006)	15,456	1,930
Current portion of notes and installment contracts receivable, including held for resale of $7,492 (2007) and $6,288 (2006)	7,693	6,430
Inventories	26,046	22,255
Other current assets	1,375	2,520
Total current assets	61,419	59,102
Property, plant and equipment, net	28,435	28,010
Installment contracts receivable, less allowance for credit losses of $996 (2007) and $841 (2006)	4,969	4,785
Other assets	4,858	4,809
Total assets	$99,681	$96,706
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Note payable under revolving line of credit	$8,000	$--
Current portion of long-term debt	1,075	1,226
Note payable under retail floor plan agreement	549	1,103
Accounts payable	6,279	3,748
Amounts payable under dealer incentives	3,285	3,041
Estimated warranties	12,100	11,900
Accrued insurance	5,787	5,394
Accrued compensation and related withholdings	3,123	2,691
Reserve for repurchase commitments	1,202	1,513
Other accrued expenses	3,302	3,178
Total current liabilities	44,702	33,794
Long-term debt, less current portion above	3,733	4,512
Other long-term liabilities	302	--
Total liabilities	48,737	38,306
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A Junior Participating Preferred stock, $0.01 par value; 200,000 shares authorized, none issued	--	--
Preferred stock, $0.01 par value; 300,000 shares authorized, none issued	--	--
Common stock, $0.10 par value; 50,000,000 shares authorized; 19,412,880 (2007) and 19,327,880 (2006) shares issued	1,941	1,933
Additional paid-in capital	59,108	58,654
Deferred compensation	(224)	--
Retained earnings (deficit)	(6,099)	1,595
Treasury stock, at cost; 983,300 shares	(3,782)	(3,782)
Total stockholders’ equity	50,944	58,400
	$99,681	$96,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Year-to-Date Ended
	September 29, 2007	September 30, 2006
Operating activities:
Net income (loss)	$(7,502)	$1,039
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,628	1,753
Stock-based compensation	188	170
Provision for (recovery of) credit and accounts receivable losses	231	(56)
Loss (gain) on sale of property, plant and equipment	41	(12)
Other, net	(767)	(435)
Installment contracts purchased for resale	(42,334)	(31,351)
Sale of installment contracts purchased for resale	40,351	34,604
Principal collected on installment contracts purchased for resale	64	207
Income tax deduction from exercise of stock options	--	(49)
Changes in assets and liabilities:
Accounts receivable, net	(13,525)	28,264
Inventories	(6,031)	119
Accounts payable	2,531	(2,341)
Amounts payable under dealer incentives	244	(3,962)
Accrued compensation and related withholdings	432	(2,437)
Other assets and liabilities	1,694	(1,208)
Net cash provided by (used in) operating activities	(22,755)	24,305
Investing activities:
Proceeds from dispositions of property, plant and equipment	71	14
Capital expenditures	(2,165)	(1,496)
Notes and installment contracts purchased for investment	(815)	(181)
Principal collected on notes and installment contracts purchased for investment	1,403	791
Other investing activities	784	551
Net cash used in investing activities	(722)	(321)
Financing activities:
Net borrowings (repayment) on note payable under revolving line of credit	8,000	(17,750)
Net borrowings on note payable under retail floor plan agreement	1,239	(279)
Payments on long-term debt	(930)	(1,198)
Excess tax benefits from stock options exercised	--	49
Proceeds from exercise of stock options	50	149
Net cash provided by (used in) financing activities	8,359	(19,029)
Net increase (decrease) in cash and cash equivalents	(15,118)	4,955
Cash and cash equivalents at beginning of period	25,967	14,379
Cash and cash equivalents at end of period	$10,849	$19,334

Supplemental disclosures:
Cash paid for (received from):
Interest	$450	$874
Income taxes	$(858)	$1,453
Non-cash investing and financing activities:
Retail assets sold for assumption of note payable, net of note receivable of $447	$1,793	$--

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited – dollars in thousands except per share amounts)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of December 31, 2006, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly our financial position as of September 29, 2007, and the results of operations for the quarter and year-to-date periods ended September 29, 2007 and September 30, 2006, and the results of our cash flows for the year-to-date periods ended September 29, 2007 and September 30, 2006. All such adjustments are of a normal, recurring nature.

The results of operations for the quarter and year-to-date periods ended September 29, 2007 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our 2006 Annual Report on Form 10-K.

For a description of our significant accounting policies used in the preparation of our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

We report two net income (loss) per share numbers, basic and diluted, which are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted), as detailed below (shares shown in thousands):

	Quarter Ended		Year-to-Date Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Income (loss) from continuing operations	$(2,742)	$(788)	$(7,502)	$1,027
Income from discontinued operations	--	--	--	12
Net income (loss)	$(2,742)	$(788)	$(7,502)	$1,039
Weighted average shares outstanding:
Basic	18,383	18,345	18,376	18,332
Effect of potential common stock from the exercise of stock options	--	--	--	98
Diluted	18,383	18,345	18,376	18,430

Income (loss) per share:
Basic:
From continuing operations	$(0.15)	$(0.04)	$(0.41)	$0.06
From discontinued operations	--	--	--	--
Net income (loss)	$(0.15)	$(0.04)	$(0.41)	$0.06
Diluted:
From continuing operations	$(0.15)	$(0.04)	$(0.41)	$0.06
From discontinued operations	--	--	--	--
Net income (loss)	$(0.15)	$(0.04)	$(0.41)	$0.06
Weighted average option shares excluded from computation of diluted loss per share because their effect is anti-dilutive	836	1,463	909	1,186

Restricted common stock outstanding issued to employees as of September 29, 2007 totaling 46,666 shares has been excluded from the computation of basic earnings (loss) per share since the shares are not vested and remain subject to forfeiture.

Certain amounts from the prior year periods have been reclassified to conform to the 2007 presentation.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We have not yet completed our assessment of the impact SFAS No. 157 will have on our consolidated financial statements.

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

3.	RESTRUCTURING CHARGE

In September 2007, we announced plans to close one of two home manufacturing lines in our Millen, Georgia facility based on a review of our overall production capacity. The closed line will be reconfigured to improve efficiency by providing for additional storage and off-line sub assemblies in support of the remaining production line. We recorded a restructuring charge of $159 in connection with this restructuring activity for one-time termination benefits paid this quarter to 74 employees. No additional charges are expected to be incurred in connection with this action.

4.	DISCONTINUED OPERATIONS

In February 2005, we announced our decision to close an underperforming home manufacturing plant in Ft. Worth, Texas and subsequently sold the facility in the second quarter of 2005. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service.

Summary operating results of the discontinued operations for the quarter and year-to-date periods ended September 29, 2007 and September 30, 2006 were:

	Quarter Ended		Year-to-Date Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Revenue	$--	$--	$--	$--
Income from discontinued operations	--	--	--	12

5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at September 29, 2007 and December 31, 2006 were as follows:

	September 29, 2007	December 31, 2006
Raw materials	$16,636	$14,552
Work-in-process	1,519	1,424
Finished goods	7,891	6,279
Total inventories	$26,046	$22,255

6.	LONG-LIVED ASSETS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as “held for sale” if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. We had idle assets of $6,250 and $6,589 at September 29, 2007 and December 31, 2006, respectively, recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities, which we are attempting to sell. Management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as “held and used” and depreciation has continued on these assets.

7.	INCOME TAXES

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of $192 in the liability for uncertain tax positions, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. In conjunction with the adoption of FIN 48, we recognized $101 for the payment of interest and penalties at January 1, 2007, which is included as a component of the $192 liability for uncertain tax positions. During the quarter and year-to-date periods ended September 29, 2007, we recognized approximately $4 and $16, respectively, in interest and penalties associated with uncertain tax positions. To the extent interest and penalties are not assessed in the future with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities in our major tax jurisdictions for years before 2003.

At December 31, 2006, we recorded an adjustment to our valuation allowance to fully reserve our deferred tax assets due to a number of factors, including among others, our lack of visibility with respect to our 2007 results. We did not record any federal income tax benefit for net operating losses in the year-to-date period ended September 29, 2007 because management believes it is no longer appropriate to record income tax benefits on current losses in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes. The income tax provision of $23 in the quarter ended September 29, 2007 includes $19 for state income taxes payable for certain subsidiaries and $4 of interest recorded pursuant to the provisions of FIN 48. The income tax provision of $79 in the year-to-date period ended September 29, 2007 includes $63 for state income taxes payable for certain subsidiaries and $16 of interest recorded pursuant to the provisions of FIN 48. As of September 29, 2007, we maintained a valuation allowance of approximately $17,400. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

During the third quarter of 2006, we recorded an income tax benefit of $147, comprised of a tax benefit of $294 on the pre-tax loss for the quarter, offset by (i) a state income tax provision of $234 related to an income tax audit that occurred during 2006, and (ii) after review, an adjustment to the deferred tax asset valuation allowance, which provided additional income tax benefits of $87.

8.	ESTIMATED WARRANTIES

We provide retail home buyers a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We have provided a liability of $12,100 and $11,900 at September 29, 2007 and December 31, 2006, respectively, for estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for estimated warranties was as follows:

	Quarter Ended		Year-to-Date Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Balance, beginning of period	$11,800	$12,900	$11,900	$13,190
Provision for warranties issued in the current period	3,111	2,661	9,463	9,957
Adjustments for warranties issued in prior periods	297	169	385	(159)
Payments	(3,108)	(3,330)	(9,648)	(10,588)
Balance, end of period	$12,100	$12,400	$12,100	$12,400

We evaluate actual warranty costs on a quarterly basis in conjunction with the review of our liability for estimated warranties. Based on these evaluations, we recorded changes in the accounting estimates in the quarter ended September 29, 2007 totaling $297, which increased the warranty provision.

9.	CREDIT ARRANGEMENTS

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

At September 29, 2007, $17,593 was available under the revolving line of credit after deducting letters of credit of $4,145 and the outstanding balance of $8,000.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

Tangible Net Worth	Interest Rate
above $62,000	Prime less 1.00%
$62,000 – $56,500	Prime
$56,500 – $38,000	Prime plus 0.50%
below $38,000	Prime plus 1.00%

The bank’s prime rate was 7.75% and 8.25% at September 29, 2007 and December 31, 2006, respectively.

The real estate term loan agreement contained in the Credit Facility provided for initial borrowings of $10,000, of which $2,788 and $2,937 was outstanding on September 29, 2007 and December 31, 2006, respectively. Interest on the term note is fixed for a period of five years from issuance (September 2003) at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $5,000. In addition, the Credit Facility contains certain financial covenants requiring us to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.2 to 1 for the year ending December 31, 2007 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At September 29, 2007, we were in compliance with our debt covenants. We do not expect to be in compliance at year end with the cash flow to debt service ratio covenant. In October 2007, we obtained a waiver from our lender for any noncompliance with this covenant for the year ending December 31, 2007.

We have amounts outstanding under three (four at December 31, 2006) Industrial Development Revenue Bond issues (“Bonds”) which totaled $2,020 and $2,800 at September 29, 2007 and December 31, 2006, respectively. One bond issue was paid in full during the first quarter of 2007. Of the three outstanding Bonds, one bond issue with a 5% interest rate will be paid in full in November 2007; a second bond issue bearing interest at variable rates ranging from 5.0% to 5.25% will mature at various dates through April 2009; and the final bond issue is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 4.04% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of our plant facilities and equipment.

We had $549 and $1,103 of notes payable under a retail floor plan agreement at September 29, 2007 and December 31, 2006, respectively. The notes were collateralized by certain Company-owned retail stores’ new home inventories and bore interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

At September 29, 2007 and December 31, 2006, the estimated fair value of outstanding borrowings was $12,578 and $5,787, respectively. These estimates were determined using rates at which we believe we could have obtained similar borrowings at such times.

10.	COMMITMENTS AND CONTINGENCIES

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price we are obligated to pay generally declines over the period of the agreement (generally 18 - 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. We applied FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 and SFAS No. 5, Accounting for Contingencies to account for our liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), we record the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, we evaluate the likelihood that we will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, we evaluate the probability of default for the group of dealers who are identified at an elevated risk of default and apply a probability of default to the group based on historical default rates. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home. Under the repurchase agreements, we were contingently liable at September 29, 2007, to financial institutions providing inventory financing for retailers of our products up to a maximum of approximately $62,000 in the event we must perform under the repurchase commitments. We recorded an estimated liability of $1,202 at September 29, 2007 and $1,513 at December 31, 2006 related to these commitments. Activity in the reserve for repurchase commitments was as follows:

	Quarter Ended		Year-to-Date Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Balance, beginning of period	$1,301	$1,312	$1,513	$1,270
Reduction for payments made on inventory purchases	(115)	(1)	(224)	(175)
Recoveries for inventory repurchase	2	--	46	10
Accrual for guarantees issued during the period	303	428	1,056	1,771
Reduction to pre-existing guarantees due to declining obligations or expired guarantees	(335)	(620)	(1,214)	(1,600)
Changes to the accrual for pre-existing guarantees for those dealers deemed to be probable of default	46	135	25	(22)
Balance, end of period	$1,202	$1,254	$1,202	$1,254

In conjunction with the quarterly review of our critical accounting estimates, we evaluate our historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default.

Our workers’ compensation, product liability and general liability insurance is provided by fully-insured, large deductible policies. The current deductibles under these programs are $250 for workers’ compensation and $100 for product liability and general liability. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We recorded an estimated liability of $4,383 at September 29, 2007 and $4,816 at December 31, 2006 related to these contingent claims.

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

We provided letters of credit totaling $4,145 as of September 29, 2007. These letters of credit are to providers of surety bonds ($2,099) and insurance policies ($2,046). While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We recorded insurance expense based on anticipated losses related to these policies.

11.	SEGMENT INFORMATION

Our reportable segments are organized around products and services. The Home manufacturing segment is comprised of four divisions (six home manufacturing plants as of September 29, 2007), which are aggregated for reporting purposes, and our supply companies who sell their products primarily to the manufacturing divisions. Through our Home manufacturing segment, we design and manufacture homes, which are sold in the United States to a network of dealers, which includes company-owned retail locations. Through our Financial services segment, we primarily offer retail installment sale financing and related insurance products for manufactured homes sold through our dealer network. Our Retail segment is comprised of Company-owned retail lots that derive their revenues from home sales to individuals. During 2006 and the first quarter of 2007, we operated four retail lots. On March 30, 2007, two of these retail locations were sold and one location was closed. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in our Annual Report on Form 10-K except that intercompany profits, transactions and balances have not been eliminated. Our determination of segment operating profit does not reflect other income (expense), equity in earnings of equity-method investees, or income tax provision.

	Quarter Ended		Year-to-Date Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Gross revenue:
Home manufacturing	$50,819	$49,800	$151,468	$181,272
Financial services	870	777	2,771	2,497
Retail	325	2,178	2,592	7,079
Gross revenue	$52,014	$52,755	$156,831	$190,848

Intersegment revenue:
Home manufacturing	$311	$1,855	$(583)	$6,223
Financial services	--	--	--	--
Retail	--	--	--	--
Intersegment revenue	$311	$1,855	$(583)	$6,223

Revenue from external customers:
Home manufacturing	$50,508	$47,945	$152,051	$175,049
Financial services	870	777	2,771	2,497
Retail	325	2,178	2,592	7,079
Revenue from external customers	$51,703	$50,900	$157,414	$184,625
Operating income (loss):
Home manufacturing	$(2,529)	$(142)	$(6,030)	$4,294
Financial services	206	158	727	776
Retail	(17)	(178)	(327)	(218)
Elimination	124	(38)	414	(284)
Segment operating income (loss)	(2,216)	(200)	(5,216)	4,568
General corporate	(830)	(928)	(2,770)	(3,574)
Operating income (loss)	$(3,046)	$(1,128)	$(7,986)	$994

			September 29, 2007	December 31, 2006
Identifiable assets:
Home manufacturing			$72,531	$57,042
Financial services			14,566	13,608
Retail			1,898	5,118
Segment assets			88,995	75,768
General corporate			10,686	20,938
Total assets			$99,681	$96,706

12.	EQUITY-METHOD INVESTEES

We recorded equity in earnings of equity-method investees of $367 and $169 for the quarter ended September 29, 2007 and September 30, 2006, respectively, and $767 and $518 for the year-to-date periods then ended. In 2006, our only significant minority ownership interest in an individual joint venture was in WoodPerfect, Ltd., of which we owned a 35.42% interest as of March 31, 2007. On April 5, 2007, WoodPerfect, Ltd. purchased the interest of one of its partners, which effectively increased our ownership percentage to 43.03%. Summarized unaudited information related to the combined group of equity investees and for WoodPerfect, Ltd. individually is as follows:

	Quarter Ended		Year-to-Date Ended
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Combined group:
Net sales	$15,618	$15,702	$46,187	$62,560
Gross profit	3,284	2,688	9,140	8,815
Income from continuing operations	1,063	689	2,814	2,296
Net income	1,063	689	2,814	2,296

WoodPerfect, Ltd:
Net sales	$9,894	$9,819	$29,905	$39,245
Gross profit	1,770	1,337	4,938	4,641
Income from continuing operations	623	306	1,576	1,179
Net income	623	306	1,576	1,179

13.           STOCK-BASED COMPENSATION

Stock Incentive Plans

At September 29, 2007, our stock incentive plans included the following:

a.
We have a 2005 Incentive Compensation Plan (the “2005 Plan”) which provides for both incentive stock options and non-qualified stock options to key employees. Additionally, the 2005 Plan provides for stock appreciation rights and awards of both restricted stock and performance shares. Awards are granted at prices and terms determined by the compensation committee of the Board of Directors. The term for awards granted under the 2005 Plan cannot exceed ten years from the date of grant. We had a Key Employee Stock Incentive Plan (the “1996 Plan”), but upon adoption of the 2005 Plan, we did not make future grants under the 1996 Plan and the 1996 Plan was terminated. However, the shares of common stock that remained available under the 1996 Plan at the time of its termination were incorporated into the 2005 Plan, along with any shares subject to options previously granted under the 1996 Plan which lapse, terminate or are canceled up to a maximum of 1,500,000 shares. Furthermore, the termination of the 1996 Plan did not affect any options which were outstanding and unexercised under that Plan. As of September 29, 2007, shares authorized for grant and available to be granted under the 2005 Plan totaled 1,430,000 shares.

b.
We have a 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”) under which 500,000 shares of our common stock were reserved for grant to non-employee directors. Options are granted upon the director’s initial election and automatically on an annual basis thereafter at fair market value on the date of such grant. Stock option grants become exercisable at a rate of 1/12th of the shares subject to the stock option on each monthly anniversary of its date of grant. Except in the case of death, disability, or retirement, options granted under the 2005 Directors Plan expire ten years from the date of grant. We had a 1993 Non-employee Director Plan (the “1993 Plan”), but upon adoption of the 2005 Directors Plan, we did not make future grants under the 1993 Plan and the 1993 Plan was terminated. However, the termination of the 1993 Plan did not affect any options which were outstanding and unexercised under that Plan. As of September 29, 2007, shares available to be granted under the 2005 Directors Plan totaled 440,000 shares.

The following table sets forth the summary of activity under our stock incentive plans for the year-to-date period ended September 29, 2007:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2006	1,725,177	1,373,813	$8.32
Granted	(30,000)	30,000	4.16
Exercised	--	(15,000)	3.36
Canceled	555,715	(555,715)	10.50
Expired	(380,892)	--	--
Balance at September 29, 2007	1,870,000	833,098	$6.80

Options exercisable at September 29, 2007	1,870,000	823,096	$6.83

The weighted average fair values of options granted during the year-to-date periods ended September 29, 2007 and September 30, 2006 were $4.16 and $3.53, respectively. The total intrinsic value of options exercised during the year-to-date periods ended September 29, 2007 and September 30, 2006 was $21 and $128, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of September 29, 2007 was $37.

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

The assumptions used to value stock option grants are as follows:

	September 29, 2007	September 30, 2006
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	59.23%	60.80%
Risk free interest rate	4.68%	5.04%
Expected life (years)	5.00	4.60

The fair value of the restricted stock awards granted in the first quarter of 2006 for 70,000 shares was $463 based on the closing market price of $6.61 on the date of the award. No awards were granted in 2007. We recognize the estimated compensation cost of restricted stock awards, defined as the fair value of our common stock on the date of grant, on a straight line basis over the three year vesting period. During the quarter ended March 31, 2007, stock certificates for the 70,000 restricted stock awards were issued, of which 23,334 vested on March 13, 2007. The remaining 46,666 restricted stock awards were unvested as of September 29, 2007. Deferred compensation of $224 as of September 29, 2007 represents the unamortized cost of these unvested restricted stock awards.

Stock-based compensation in the quarters ended September 29, 2007 and September 30, 2006 totaled $57 and $66, respectively, and totaled $188 and $170 in the year-to-date periods ended September 29, 2007 and September 30, 2006, respectively. We charge stock-based compensation to selling, general and administrative expense in our condensed consolidated statement of operations. Future compensation cost on unvested stock-based awards as of September 29, 2007 is estimated to be $242, which will be charged to expense on a straight line basis through March 2009.

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

For the first eight months of 2007, the latest data available from MHI, floor shipments are 25% less than the same period in 2006, due to the continuation of challenging manufactured housing market conditions in 2007 and FEMA shipments for hurricane disaster relief in the first quarter of 2006 of approximately 4,000 floors.

In June 2007, we entered into three contracts to build and deliver a total of 500 homes to the Mississippi Emergency Management Agency (“MEMA”) under the Alternative Housing Pilot Program as part of that state's ongoing efforts to provide permanent and semi-permanent housing for residents displaced by Hurricane Katrina. Total revenue of approximately $24,000 is expected from these contracts. During the quarter ended September 29, 2007, we received notices to proceed on 300 homes. We recorded revenue of $6,778 on 145 homes that were shipped and accepted by MEMA during the quarter. In October 2007, MEMA issued us notices to proceed on the remaining 200 homes. The contracts require that we manufacture and deliver the homes no later than 120 days from the date of the notice to proceed.

Industry/Company Shipments and Market Share

Based on information provided by MHI, wholesale floor shipments were down 64% cumulatively from the year ended December 31, 1999 through December 31, 2006 as shown by the data in the following table:

	Floor Shipments
	Nationwide					Cavalier’s Core 11 States
Year	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share
1999	582,498		34,294		5.9%	284,705		30,070		10.6%
2000	431,787	(25.9)%	18,590	(45.8)%	4.3%	199,276	(30.0)%	15,941	(47.0)%	8.0%
2001	342,321	(20.7)%	21,324	14.7%	6.2%	149,162	(25.1)%	17,884	12.2%	12.0%
2002	304,370	(11.1)%	21,703	1.8%	7.1%	124,127	(16.8)%	18,039	0.9%	14.5%
2003	240,180	(21.1)%	12,411	(42.8)%	5.2%	87,265	(29.7)%	10,584	(41.3)%	12.1%
2004	232,824	(3.1)%	10,772	(13.2)%	4.6%	88,958	1.9%	8,912	(15.8)%	10.0%
2005	246,750	6.0%	10,648	(1.2)%	4.3%	105,508	18.6%	9,905	11.1%	9.4%
2006	206,822	(16.2)%	8,261	(22.4)%	4.0%	86,748	(17.8)%	7,774	(21.5)%	9.0%
Q1 2007	37,037		1,480		4.0%	16,183		1,320		8.2%
Q2 2007	45,085		2,382		5.3%	18,731		2,097		11.2%
Two months ended 9/1/07	29,653		1,228		4.1%	12,100		1,118		9.2%

We shipped 419 single-section homes in the first quarter of 2006 for delivery to FEMA for disaster relief to the Gulf Coast states hit by Hurricane Katrina. During 2006, our floor shipments decreased 22.4% as compared to 2005, while industry wide shipments decreased 16.2%, with our market share being 4.0%. In our core states, our market share in 2006 declined to 9.0% from 9.4% in 2005 due to increased competition, including new entrants in the East South Central region. For the eight months ended August 4, 2007, our total market share increased to 4.6% and our market share in our core 11 states increased to 9.6%, which we believe are a result of the price points for our new product introductions and brand management efforts.

Potential for Modular Housing Expansion

The substantial majority of our homes currently produced are HUD-Code homes. We also produce modular homes, which are constructed to local, regional or state building codes. Modular homes generally have a different and more complex roof system than HUD-Code homes, are typically two or more sections, and, when combined with land, usually qualify for traditional mortgage financing, which generally has better terms than financing for a HUD-Code home. The national market for modular housing was 38,300 and 43,100 homes in 2006 and 2005, respectively, according to the National Modular Housing Council (“NMHC”). Modular homes shipped industry wide in 2006 decreased 11.1% from 2005 and continued to decline in the first half of 2007 (the latest data available) with total shipments in the first half of 2007 of 16,300 homes, an 18.9% decrease from the first half of 2006. We shipped 398 and 302 modular homes during 2006 and 2005, respectively, for a year over year increase of 31.8%. In the quarter ended September 29, 2007, we shipped 84 modular homes compared to 124 modular homes shipped in the quarter ended September 30, 2006. On a year-to-date basis through the third quarter, we shipped 256 and 295 modular homes in 2007 and 2006, respectively. We believe this decline may be attributable to the general downturn in the real estate market and tightening credit standards, since modular homes typically are more expensive and represent closer competition for site-built homes, which also have experienced a decline. While our current participation in the modular market is small, we are seeking to further develop our modular home sales base because we are hopeful that some of those looking to replace hurricane damaged homes in the Gulf Coast region will consider modular homes as a viable alternative to traditional site-built housing.

Industry Finance Environment

A major factor contributing to the manufactured housing industry growth in the 1990s was the relaxation of credit standards due to intense competition, which ultimately resulted in a change in the financing approach in the industry caused by underperforming manufactured housing loans. Since the beginning of 2000, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions, which re-enter home distribution channels and limit wholesale shipments of new homes. While the current industry trend is toward more land/home (real estate) financing rather than chattel or home only loans, additional chattel lending availability could result in renewed demand for single-section products. While land/home financing generally offers more favorable credit terms to the retail buyer of manufactured housing, the length of time involved in closing land/home transactions is longer. The potential infusion of new and competitive lending capacity, which we believe is essential to support demand at higher levels, has not materialized. In 2006, our finance subsidiary, CIS, worked with and began participating in a “High End Product Pilot Program” developed by the Federal National Mortgage Association, Fannie Mae, for HUD-Code manufactured multi-section homes. This program allows “site-built” comparables, pricing, and underwriting for high end HUD-Code multi-section homes for which enhanced property eligibility requirements are met. Our first loan under this program closed in April 2007. While we are cautiously optimistic about this program, we are unable to determine if this pilot program will be successful and provide the longer-term financing our industry needs for growth. We believe a meaningful expansion for the industry will be delayed until there is substantial entry of finance resources to the manufactured housing market.

Capacity and Overhead Cost

Due to weakening industry market conditions, we closed nine manufacturing facilities between the fourth quarter of 2002 and the first quarter of 2005, and made cost reductions in virtually all areas of operations, including our exclusive dealer and marketing programs and our administrative personnel and associated costs. We generally were able to sell to customers of these plants (with the exception of the Pennsylvania and Texas plants) from one or more of our current operating plants. The remaining plants also handle dealer sales and customer service for our homes.

Our plants operated at capacities ranging from 35% to 54% in 2006. We operated at 44% and 43% of capacity on a consolidated basis in the quarter and year-to-date periods ended September 29, 2007, respectively. As we announced on September 5, 2007, we closed one of two manufacturing lines in Millen, Georgia, which reduced our number of operating home manufacturing facilities from seven (7) to six (6) as of September 29, 2007. We will continue to monitor the relationship between demand and capacity in future quarters and may take additional steps to adjust our capacity or enhance our operations based on our views of the industry and its general direction.

Outlook

We believed the substantial hurricane damage in the Gulf Coast region in 2004 and 2005 would create opportunities for our industry beyond the temporary housing supplied through FEMA orders. We further expected the strain on conventional home building resources would likely cause some of those looking to replace damaged homes to consider manufactured housing, including modular homes, as a viable alternative to traditional site-built housing. We also expected rebuilding efforts to impose greater strains on the availability of certain building materials, which would likely result in increased costs. The contract we entered into with MEMA to deliver homes is an example of these opportunities. However, additional opportunities for our industry in this region have been much later in developing than we had originally anticipated. We find it difficult to predict the timing of the recovery effort due to issues associated with zoning, insurance settlements, flood plain restrictions, customer and community acceptance of manufactured housing, as well as local economic conditions.

We continue to focus on internal projects and programs to increase manufacturing efficiencies, improve home sales, and to reduce costs. 2007 has resulted in a very challenging year through the third quarter, and we do not anticipate any meaningful improvement in our industry in the last quarter of the year. The uncertainty in the credit markets appears to be one of the factors that contributed to the continued decline in industry home shipments. Further changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and further commodity price increases could affect our results of operations.

Results of Operations

Quarters Ended September 29, 2007 and September 30, 2006

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Quarter Ended
Statement of Operations Data:	September 29, 2007		September 30, 2006		Differences
Revenue:
Home manufacturing net sales	$50,508		$47,945		$2,563	5.3%
Financial services	870		777		93	12.0
Retail	325		2,178		(1,853)	(85.1)
Total revenue	51,703	100.0%	50,900	100.0%	803	1.6
Cost of sales	45,654	88.3	42,359	83.2	3,295	7.8
Gross profit	6,049	11.7	8,541	16.8	(2,492)	(29.2)
Selling, general and administrative	8,936	17.3	9,669	19.0	(733)	(7.6)
Restructuring charge	159	0.3	--	--	159	n/m
Operating loss	(3,046)	(5.9)	(1,128)	(2.2)	(1,918)	n/m
Other income (expense):
Interest expense	(162)	(0.3)	(275)	(0.6)	113	41.1
Other, net	122	0.2	299	0.6	(177)	(59.2)
	(40)	(0.1)	24	0.0	(64)	n/m
Loss from continuing operations before income taxes and equity in earnings of equity-method investees	(3,086)	(6.0)	(1,104)	(2.2)	(1,982)	(179.5)
Income tax provision (benefit)	23	0.0	(147)	(0.3)	170	n/m
Equity in earnings of equity-method investees	367	0.7	169	0.4	198	117.2
Loss from continuing operations	(2,742)	(5.3)	(788)	(1.5)	(1,954)	(248.0)
Income from discontinued operations	--	--	--	--	--	--
Net loss	$(2,742)	(5.3)%	$(788)	(1.5)%	$(1,954)	(248.0)

	Quarter Ended
Operating Data:	September 29, 2007		September 30, 2006
Floor shipments:
HUD-Code	1,814	91.3%	1,738	86.9%
Modular	173	8.7	261	13.1
Total floor shipments	1,987	100.0%	1,999	100.0%
Home shipments:
Single-section	408	34.2%	242	21.8%
Multi-section	786	65.8	869	78.2
Total home shipments	1,194	100.0	1,111	100.0
Shipments to company-owned retail locations	(7)	(0.6)	(32)	(2.9)
MEMA shipments	(145)		--
Wholesale shipments to independent retailers	1,042	99.4	1,079	97.1
Retail home sales:
Single-section	--	--	16	43.2
Multi-section	4	100.0	21	56.8
Total retail sales	4	100.0%	37	100.0%
Cavalier produced homes sold	4	100.0%	31	83.8%
Used homes sold	--	--	6	16.2%
Other operating data:
Installment loan purchases	$14,597		$10,122
Capital expenditures	$650		$223
Home manufacturing facilities (operating)	6		7
Independent exclusive dealer locations	60		85
Company-owned retail locations	1		4

Revenue

Revenue for the third quarter of 2007 totaled $51,703, increasing $803 or 1.6%, from 2006’s third quarter revenue of $50,900. Home manufacturing net sales increased $2,563 to $50,508 from $47,945 in the third quarter of 2006. Home shipments increased 7.5%, with floor shipments decreasing slightly by 0.6%. The increase in manufactured home revenue and shipments were due to (i) new products introduced earlier in the year, (ii) broader product lines with attractive price points, and (iii) a focus on brand management to increase product penetration in our served markets. Multi-section home shipments, as a percentage of total shipments, were 65.8% in the third quarter of 2007 as compared to 78.2% in 2006. Single-section homes, as a percentage of total shipments, increased to 34.2% in the third quarter of 2007 from 21.8% in the same quarter of 2006 due to the 145 single-section homes shipped to MEMA, which provided revenue of $6,778. Shipments other than MEMA units to exclusive dealers were 48% and 60% of home manufacturing sales in the third quarters of 2007 and 2006, respectively. The number of independent dealers participating in our exclusive dealer program declined from 85 at September 30, 2006 to 60 at September 29, 2007. This reduction in our exclusive dealer program is due, in part, to a shift by some of these dealers to other dealer agreements that we offer. Actual shipments of homes for the third quarter of 2007 were 1,194 versus 1,111 in 2006. Inventory of our product at all retail locations, including the Company-owned retail center, increased slightly to approximately $86,000 at September 29, 2007 from $85,500 at September 30, 2006. Inventory levels of our product at all retail locations can fluctuate from quarter to quarter based on a number of factors.

Revenue from the financial services segment increased 12.0% to $870 for the third quarter of 2007 compared to $777 in 2006. The revenue increase is primarily due to increased interest income based on a larger portfolio balance throughout the quarter compared to the same period in 2006. During the third quarter of 2007, CIS Financial Services, Inc. (“CIS”), our wholly owned finance subsidiary, purchased contracts totaling $14,597 and sold installment contracts totaling $14,840. In the same period of 2006, CIS purchased contracts of $10,122 and sold installment contracts totaling $10,606. CIS does not generally retain the servicing function and does not earn interest income on these re-sold loans. CIS has retained the servicing function under the Fannie Mae “High End Product Pilot Program”.

Revenue from the retail segment decreased by $1,853 to $325 for the third quarter of 2007 compared to $2,178 for 2006 due to the closure of one retail location and sale of two other retail locations in Alabama on March 30, 2007. The purchaser of these two retail locations continues to operate in the Alabama market as two of our exclusive dealer locations.

Gross Profit

Gross profit was $6,049, or 11.7% of total revenue, for the third quarter of 2007, down from $8,541, or 16.8%, in 2006. The decrease in gross profit and gross margin is due primarily to production inefficiencies on the new products introduced in the spring and the design and manufacturing complexities associated with the MEMA homes. At the beginning of the third quarter of 2007, we had expected improvement in gross margins in the last half of 2007 as we realized operational efficiencies on the production of the new products introduced in the spring. However, the MEMA units were more difficult to manufacture than anticipated, which impacted our overall production schedule and delayed the operational efficiencies we expected to achieve this quarter. Our average wholesale sales price per unit in the third quarter of 2007 declined to approximately $42,100 from $44,100 in the third quarter of 2006 based on the sales mix between the two periods. We experienced price increases in the first quarter of 2007 compared to 2006 in raw materials due to overall commodity pressures (i.e., global demand and capacity constraints and rising oil prices), which negatively impacted gross profit. However, prices this quarter for raw material costs in total have generally stabilized.

Selling, General and Administrative

Selling, general and administrative expenses during the third quarter of 2007 were $8,936 or 17.3 % of total revenue, compared to $9,669 or 19.0 % in 2006, a decrease of $733. Lower selling, general and administrative costs were primarily due to lower salaries, wages and employee benefit costs of $435, a decrease in advertising and promotion costs of $147, and an overall decrease in other administrative spending of $244, offset by an increase in bad debt expense of $109 primarily due to reserves provided on an increase in our installment loan portfolio and certain loans.

Restructuring Charge

In September 2007, we announced plans to close one of two home manufacturing lines in our Millen, Georgia facility based on a review of our overall production capacity. We recorded a restructuring charge of $159 in connection with this restructuring activity for one-time termination benefits paid this quarter. (See Note 3 to Notes to Condensed Consolidated Financial Statements for additional information.)

Operating Loss

Operating loss for the quarter was $3,046 compared to $1,128 in the third quarter of 2006. Segment operating results were as follows: (1) Home manufacturing operating loss, before intercompany eliminations, was $2,529 in the third quarter of 2007 as compared to $142 in 2006. The home manufacturing operating loss was due to (i) operational inefficiencies related to the products introduced in the spring and the MEMA homes produced, and (ii) value priced new products. (2) Financial services operating income was $206 in the third quarter of 2007 as compared to $158 in 2006. (3) Retail operating loss was $17 in the third quarter of 2007 compared to $178 in 2006. (4) General corporate operating expense, which is not identifiable to a specific segment, decreased from $928 in the third quarter of 2006 to $830 in 2007 primarily due to reduced spending, including reductions in salaries, wages, and benefit costs.

Other Income (Expense)

Interest expense for the quarter was $162 compared to $275 in the third quarter of 2006. This decrease is primarily due to lower levels of average outstanding debt between the two periods. Interest expense in the third quarter of 2007 included $27 on the $8,000 borrowed under the revolving line of credit in September 2007.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net decreased $177 to $122 for the third quarter of 2007 compared to $299 for the same period in 2006 due to a decrease in interest income on lower levels of invested funds.

Loss from Continuing Operations before Income Taxes and Equity in Earnings of Equity-Method Investees

Our loss from continuing operations before income taxes and equity in earnings of equity-method investees for the third quarter was $3,086 compared to $1,104 in the third quarter of 2006, an increase of $1,982, primarily as a result of the decrease in gross profit, partially offset by reduced selling, general and administrative expenses.

Income Tax Provision (Benefit)

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in the liability for unrecognized income taxes payable of approximately $192, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. (See Note 7 to Notes to Condensed Consolidated Financial Statements for further discussion.)

At December 31, 2006, we recorded an adjustment to our valuation allowance to fully reserve our deferred tax assets. The income tax provision of $23 in the third quarter of 2007 includes $19 for state income taxes payable for certain subsidiaries and $4 of interest recorded in the quarter pursuant to the provisions of FIN 48. As of September 29, 2007, we maintained a valuation allowance of approximately $17,400. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

During the third quarter of 2006, we recorded an income tax benefit of $147, comprised of a tax benefit of $294 on the pre-tax loss for the quarter, offset by (i) a state income tax provision of $234 related to an income tax audit that occurred during 2006, and (ii) after review, an adjustment to the deferred tax asset valuation allowance, which provided additional income tax benefits of $87.

Net Loss

Net loss for the third quarter of 2007 was $2,742 or $0.15 per diluted share compared to $788 or $0.04 per diluted share in the same period last year. The changes between these two periods are due to the items discussed above.

Year-to-Date Periods Ended September 29, 2007 and September 30, 2006

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Year-to-Date Ended
Statement of Operations Data:	September 29, 2007		September 30, 2006		Differences
Revenue:
Home manufacturing net sales	$152,051		$175,049		$(22,998)	(13.1)%
Financial services	2,771		2,497		274	11.0
Retail	2,592		7,079		(4,487)	(63.4)
Total revenue	157,414	100.0%	184,625	100.0%	(27,211)	(14.7)
Cost of sales	136,748	86.9	152,013	82.3	(15,265)	(10.0)
Gross profit	20,666	13.1	32,612	17.7	(11,946)	(36.6)
Selling, general and administrative	28,493	18.1	31,618	17.1	(3,125)	(9.9)
Restructuring charge	159	0.1	--	--	159	n/m
Operating income (loss)	(7,986)	(5.1)	994	0.6	(8,980)	n/m
Other income (expense):
Interest expense	(472)	(0.3)	(906)	(0.5)	434	47.9
Other, net	268	0.2	758	0.4	(490)	(64.6)
	(204)	(0.1)	(148)	(0.1)	(56)	(37.8)
Income (loss) before income taxes and equity in earnings of equity-method investees	(8,190)	(5.2)	846	0.5	(9,036)	n/m
Income tax provision	79	0.1	337	0.2	(258)	(76.6)
Equity in earnings of equity-method investees	767	0.5	518	0.3	249	48.1
Income (loss) from continuing operations	(7,502)	(4.8)	1,027	0.6	(8,529)	n/m
Income from discontinued operations	--	--	12	--	(12)	(100.0)
Net income (loss)	$(7,502)	(4.8)%	$1,039	0.6%	$(8,541)	n/m

	Year-to-Date Ended
Operating Data:	September 29, 2007		September 30, 2006
Floor shipments:
HUD-Code	5,676	91.5%	6,734	91.5%
Modular	529	8.5	622	8.5
Total floor shipments	6,205	100.0%	7,356	100.0%
Home shipments:
Single-section	1,065	29.4%	1,476	33.6%
Multi-section	2,556	70.6	2,911	66.4
Total home shipments	3,621	100.0	4,387	100.0
Shipments to company-owned retail locations	(36)	(1.0)	(128)	(2.9)
MEMA/FEMA shipments	(145)	--	(419)	(9.6)
Wholesale shipments to independent retailers	3,440	99.0	3,840	87.5
Retail home sales:
Single-section	10	27.8	37	28.9
Multi-section	26	72.2	91	71.1
Total retail sales	36	100.0%	128	100.0%
Cavalier produced homes sold	36	100.0%	111	86.7%
Used homes sold	--	--	17	13.3%
Other operating data:
Installment loan purchases	$42,968		$31,458
Capital expenditures	$2,165		$1,496
Home manufacturing facilities (operating)	6		7
Independent exclusive dealer locations	64		85
Company-owned retail locations	1		4

Revenue

Revenue for the first nine months of 2007 totaled $157,414, decreasing $27,211, or 14.7%, from 2006’s first nine months revenue of $184,625. Home manufacturing net sales accounted for a significant part of the change, decreasing $22,998 to $152,051 from net sales for the first nine months of 2006 of $175,049 due to (i) the 419 FEMA units shipped in the first quarter of 2006 for approximately $13,000, which did not recur in 2007, and (ii) the general decline in the manufactured housing market. Shipments of 145 MEMA units in the third quarter of 2007 provided revenue of $6,778. Home shipments for the first nine months of 2007 were 3,621 versus 4,387 in 2006, a decrease of 17.5%, and floor shipments decreased 15.6%. Multi-section home shipments, as a percentage of total shipments, were 70.6% in the first nine months of 2007 as compared to 66.4% in 2006. Single-section homes, as a percentage of total shipments, decreased to 29.4% in the first nine months of 2007 from 33.6% in the same period of 2006, primarily due to the single-section homes built for FEMA. Shipments other than MEMA/FEMA units to exclusive dealers were 47% and 68% in the first nine months of 2007 and 2006, respectively.

Revenue from the financial services segment increased 11.0% to $2,771 for the first nine months of 2007 compared to $2,497 in 2006. During the first nine months of 2007, CIS purchased contracts of $42,968 and sold installment contracts totaling $40,351. In the same period of 2006, CIS purchased contracts of $31,458 and sold installment contracts totaling $34,604. The increase in the installment loan portfolio at September 29, 2007 is primarily from an increase in land/home loans, many of which are construction loans that require a longer length of time to close compared to a typical chattel (home only) loan.

Revenue from the retail segment was $2,592 for the first nine months of 2007 compared to $7,079 for 2006, a decrease of $4,487 due to the closure of one retail location and sale of two other retail locations in Alabama.

Gross Profit

Gross profit was $20,666, or 13.1% of total revenue, for the first nine months of 2007, versus $32,612, or 17.7%, in 2006. The $11,946 decrease in gross profit is primarily the result of (i) higher dealer incentives in early 2007, (ii) operational inefficiencies caused by new products introduced in the spring and the MEMA units produced this quarter, (iii) value priced new products, and (iv) the decrease in units shipped between the two periods, including the shipment of FEMA homes in the first quarter 2006 with a slightly higher margin than standard product gross margin, which did not recur in 2007.

Additionally, our average wholesale sales price per unit in the first nine months of 2007 decreased slightly to approximately $41,400 from $41,600 in the first nine months of 2006. As noted above, we experienced price increases in 2007 compared to the same period in 2006 in raw materials, which negatively impacted gross profit.

Selling, General and Administrative

Selling, general and administrative expenses during the first nine months of 2007 were $28,493, or 18.1% of total revenue, compared to $31,618, or 17.1%, in 2006, a decrease of $3,125. Selling, general and administrative costs decreased between these periods as a result of (i) lower incentive compensation costs, sales commissions and employee group insurance costs totaling $2,461, (ii) a decrease of $72 in advertising and promotion costs as a result of increased efforts in 2006 to boost sales, including increased spending in advertising programs and product shows in that year, and (iii) an overall decrease of $658 in other administrative spending, offset by an increase in bad debt expense of $287 primarily due to additional reserves provided on our installment loan portfolio.

Operating Income (Loss)

Operating loss for the first nine months of 2007 was $7,986 compared to operating income of $994 in the first nine months of 2006. Segment operating results were as follows: (1) Home manufacturing operating loss, before intercompany eliminations, was $6,030 in the first nine months of 2007 as compared to operating income, before intercompany eliminations, of $4,294 in 2006. The decreased home manufacturing operating profit is primarily due to reduced gross profit partially offset by lower selling, general and administrative expenses as discussed above. (2) Financial services operating income was $727 in the first nine months of 2007 as compared to $776 in 2006. (3) The retail segment’s operating loss was $327 in the first nine months of 2007 versus $218 in 2006 as a result of reduced revenue, due in part to the closure or sale of three retail locations in March 2007 as discussed above. (4) General corporate operating expense, which is not identifiable to a specific segment, decreased from $3,574 in the first nine months of 2006 to $2,770 in 2007 primarily due to reductions in salaries and wages, benefit costs, and incentive compensation.

Other Income (Expense)

Interest expense for the first nine months of 2007 was $472 compared to $906 in 2006. The decrease of $434 is due to lower levels of borrowings in the first nine months of 2007 compared to the same period in 2006, including the repayment of $17,750 in the first quarter of 2006 borrowed under the revolving line of credit to fund short term cash requirements to complete the FEMA order.

Other, net is comprised primarily of interest income (unrelated to financial services) and gains related to cost-method investees. Other, net decreased $490 due to a decline in interest income of $154 between the two periods, the $250 loss recorded on the sale of the two retail locations on March 30, 2007 and a decrease in dividends received from cost method investees of $86.

Income (Loss) from Continuing Operations before Income Taxes and Equity in Earnings of Equity-Method Investees

Our loss from continuing operations before income taxes and equity in earnings of equity-method investees for the first nine months of 2007 was $8,190 compared to income from continuing operations before income taxes and equity in earnings of equity-method investees of $846 in the first nine months of 2006, an increase of $9,036, primarily as a result of the factors discussed above.

Income Tax Provision

The income tax provision of $79 in the first nine months of 2007 includes $63 for state income taxes payable for certain subsidiaries and $16 of interest recorded pursuant to the provisions of FIN 48.

During the first nine months of 2006, we recorded an income tax provision of $337, which includes an income tax provision based on a 45% effective tax rate, or $619, plus a state income tax provision of $234 related to an income tax audit that occurred during 2006, reduced by deferred tax benefits of $516. As of September 30, 2006, we maintained a valuation allowance of $12,644.

Net Income (Loss)

The net loss for the first nine months of 2007 was $7,502 or $0.41 per diluted share compared to net income of $1,039 or $0.06 per diluted share in the same period of 2006.

Liquidity and Capital Resources

	Balances as of
	September 29, 2007	December 31, 2006
Cash, cash equivalents, and certificates of deposit	$10,849	$25,967
Working capital	$16,717	$25,308
Current ratio	1.4 to 1	1.7 to 1
Long-term debt	$3,733	$4,512
Ratio of long-term debt to equity	0.1 to 1	0.1 to 1
Installment loan portfolio	$13,690	$12,265

Year-to-Date Period Ended September 29, 2007

Cash decreased $15,118 from $25,967 at December 31, 2006 to $10,849 at September 29, 2007. As we noted in our Form 10-Q for the quarter ended March 31, 2007, our cash and cash equivalents in the first quarter of each year generally decrease from the beginning of the year balances due to a number of factors generally related to the low production schedule at the end of December for the holidays and the return to normal production in the first quarter. On average, (i) cash decreased approximately $13,000 in the first quarter of each year from 2002 through 2007, excluding 2006, which reflected an increase in cash due to the impact of FEMA home shipments and timing of cash collections; and (ii) cash decreased approximately $1,900 in the second quarter of each year from 2003 through 2007. The decrease in cash through September 29, 2007 is consistent with this trend.

Operating activities used net cash of $22,755 primarily as a result of the following:

(a)	an increase in accounts receivable of $13,525 due to the seasonal increase from the traditional December low point,
(b)	an increase in inventories of $6,031 due in part to materials purchased for the MEMA contracts,
(c)	the net purchase of installment contracts of $1,983,
(d)	the net loss for the quarter of $7,502, offset by
(e)	an increase of $2,531 in accounts payable, again reflecting normal production levels this quarter compared to the low production levels in December.

Our capital expenditures were $2,165 during the first nine months of 2007 primarily for normal property, plant and equipment additions and replacements, including additions to improve safety. The additions also include amounts under programs at one of our plants to provide improved manufacturing techniques for modular products and to increase overall productivity.

During the third quarter of 2007, we borrowed $8,000 under the revolving line of credit in order to fund our short term cash needs in connection with our contract with MEMA. The decrease in long-term debt for the first nine months of 2007 was due to scheduled principal payments of $930. Borrowings under our retail floor plan agreement were $1,239 in the first nine months of 2007. A total of $1,793 outstanding under the retail floor plan agreement as of March 30, 2007 was assumed by the purchaser of the two Alabama retail sales centers. As of September 29, 2007, $549 was outstanding under the retail floor plan agreement.

The installment loan portfolio totaling $13,690 at September 29, 2007 increased $1,425 from the balance at December 31, 2006. Included in the installment loan portfolio at September 29, 2007 was $6,761 of land/home loans. At December 31, 2006, we had $5,457 land/home loans in our portfolio. If we increase our land/home loan purchases, short-term cash requirements will increase due to the length of time involved in consummating the sales transaction. We currently expect to utilize cash on hand to fund these loan purchases. As noted above, we currently expect the installment loan portfolio will decrease by December 31, 2007.

Year-to-Date Period Ended September 30, 2006

Cash increased $4,955 from $14,379 at December 31, 2005 to $19,334 at September 30, 2006.

Operating activities provided net cash of $24,305 primarily due to:

(a)	the net sale of installment contracts of $3,253,
(b)	a decrease in accounts receivable of $28,264 which is primarily for collections of receivables related to FEMA disaster relief homes,
(c)	a reduction in accounts payable of $2,341,
(d)	a net decrease of $3,962 in amounts payable under dealer incentive programs, primarily representing rebates paid on homes shipped, and
(e)	a decrease of $2,437 in accrued compensation and related withholdings, including incentive compensation paid on 2005 annual profits.

Historically, receivables from FEMA were outstanding for longer periods of time than our other receivables. Of the $35,365 FEMA receivables outstanding at December 31, 2005, the entire amount was collected during the first quarter of 2006.

Our capital expenditures were $1,496 during the first nine months of 2006, including (i) normal property, plant and equipment additions and replacements, (ii) the completion of a finishing plant at our Winfield, Alabama facility, and (iii) improvements to assist in the manufacture of more complex products in our Addison, Alabama plants.

During the fourth quarter of 2005, we borrowed $17,750 under the revolving line of credit, in order to fund our short term cash needs required to fulfill the outstanding FEMA order. During the first quarter of 2006, the line of credit balance was paid in full. The decrease in long-term debt for the first nine months of 2006 was due to scheduled principal payments of $1,198. Borrowings under our retail floor plan agreement decreased by $279 from December 31, 2005, due to repayments of outstanding amounts under this plan, which is expected to reduce interest expense in future periods.

The decrease in the installment loan portfolio at September 30, 2006 is primarily from sales of loans outstanding at year end, including land/home loans, many of which are construction loans, for which the length of time involved in closing the sale transaction is greater in comparison to a typical chattel (home only) loan. Included in the installment loan portfolio at December 31, 2005 were $6,972 of land/home loans, of which $6,459 were sold in the first nine months of 2006. At September 30, 2006, we had $4,075 land/home loans in our portfolio. As we increase our land/home loan purchases, short-term cash requirements will increase due to the length of time involved in consummating the sales transaction. We expect to utilize cash on hand to fund these loan purchases.

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

At September 29, 2007, $17,593 was available under the revolving line of credit after deducting letters of credit of $4,145 and the outstanding balance of $8,000, which we borrowed during the third quarter of 2007 in order to fund our short term cash needs for homes shipped under our contract with MEMA. The real estate term loan agreement contained in the Credit Facility provides for borrowings of $10,000, of which $2,788 and $2,937 were outstanding at September 29, 2007 and December 31, 2006, respectively. Interest on the term note is fixed for a period of five years from issuance (September 2003) at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $5,000. In addition, the Credit Facility contains certain financial covenants requiring us to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.2 to 1 for the year ending December 31, 2007 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At September 29, 2007, we were in compliance with our debt covenants. We do not expect to be in compliance at year end with the cash flow to debt service ratio covenant. In October 2007, we obtained a waiver from our lender for any noncompliance with this covenant for the year ending December 31, 2007.

We have amounts outstanding under three (four as of December 31, 2006) Industrial Development Revenue Bond issues (“Bonds”) which totaled $2,020 and $2,800 at September 29, 2007 and December 31, 2006, respectively. One bond issue was paid in full during the first quarter of 2007. Of the three outstanding Bonds, one bond issue with a 5% interest rate will be paid in full in November 2007; a second bond issue bearing interest at variable rates ranging from 5.0% to 5.25% will mature at various dates through April 2009; and, the final bond issue is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 4.04% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of our plant facilities and equipment.

We had $549 and $1,103 of notes payable under a retail floor plan agreement at September 29, 2007 and December 31, 2006, respectively. The notes are collateralized by certain Company-owned retail stores’ new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

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

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. Under the repurchase agreements, we were contingently liable at September 29, 2007, for a maximum of approximately $62,000 in the event we must perform under the repurchase commitments.

In prior years, we and certain of our equity partners had guaranteed certain debt for two companies in which we own a one-third interest. At September 29, 2007, all of the debt incurred by these two companies had been repaid and our guarantees were no longer outstanding.

We have provided letters of credit totaling $4,145 as of September 29, 2007 to providers of certain of our surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies.

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

We purchase retail installment contracts from our dealers, at fixed interest rates, in the ordinary course of business, and periodically resell a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces our exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. Our portfolio consisted of fixed rate contracts with interest rates generally ranging from 7.5% to 14.0% and an average original term of 236 months at September 29, 2007. We estimated the fair value of our installment contracts receivable at $14,196 using discounted cash flows and interest rates offered by CIS on similar contracts at September 29, 2007.

We have one industrial development revenue bond issue that is exposed to interest rate changes. Since this borrowing is floating rate debt, an increase in short-term interest rates could adversely affect interest expense. Additionally, we have two outstanding industrial development revenue bond issues at fixed interest rates. We estimated the fair value of our debt instruments at $12,578 using rates at which we believe we could have obtained similar borrowings at September 29, 2007.

Additionally, we have a revolving line of credit and a retail floor plan agreement that are exposed to interest rate changes, as they are floating rate debt based on the prime interest rate. During September 2007, we borrowed $8,000 under the revolving line of credit in order to fund our short term cash needs required in connection with the MEMA contracts. The bank’s prime rate was 7.75% at September 29, 2007. We have $549 and $1,103 of notes payable under a retail floor plan agreement at September 29, 2007 and December 31, 2006, respectively. The notes bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 29, 2007. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of September 29, 2007.

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

CAVALIER HOMES, INC.
(Registrant)

Date: October 25, 2007	/s/ David A. Roberson
David A. Roberson
President and Chief Executive Officer

Date: October 25, 2007	/s/ Michael R. Murphy
Michael R. Murphy
Chief Financial Officer
(Principal Financial and Accounting Officer)