Form 10-K
period 2007-12-31
CAVALIER HOMES INC
filed 2008-02-22
CIK 789863

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

Commission File Number 1-9792

Cavalier Homes, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	63-0949734 (IRS Employer Identification No.)

32 Wilson Boulevard 100, Addison, Alabama 35540
(Address of principal executive offices) (Zip Code)

(256) 747-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.10 Par Value	Name of each exchange on which registered American Stock Exchange

Securities registered pursuant to section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the closing price of such stock on the American Stock Exchange as of June 30, 2007, was $71,623,033.

The number of shares outstanding of the registrant's common stock as of February 19, 2008, was 18,429,580

Documents Incorporated by Reference
Part III of this report incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 20, 2008.

CAVALIER HOMES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

i

CAVALIER HOMES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2007

PART I

Item 1: Business (all dollars in thousands)

Overview

Cavalier Homes, Inc., incorporated in 1984, is a Delaware corporation with its executive offices located at 32 Wilson Boulevard 100, Addison, Alabama 35540. Unless otherwise indicated by the context, references in this report to the terms “we,” “us,” “our,” “Company,” or “Cavalier” include Cavalier Homes, Inc., its subsidiaries, divisions of these subsidiaries and their respective predecessors, if any. Cavalier is engaged in the production, sale, and financing of manufactured homes.

We have two reportable segments: home manufacturing and financial services. Our reportable segments are organized around products and services. Revenue, operating income (loss), identifiable assets and other financial data of our industry segments for each of the three years in the period ended December 31, 2007 are contained in Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8.

In June 2007, we entered into contracts totaling approximately $24,000 to build and deliver a total of 500 homes to the Mississippi Emergency Management Agency (“MEMA”) under the Alternative Housing Pilot Program as part of that state's ongoing efforts to provide permanent and semi-permanent housing for residents displaced by Hurricane Katrina. We recorded revenue of $17,100 on 358 homes shipped during 2007 and expect to ship the remaining 142 homes during the first quarter of 2008. In late January 2008, we received an order to build and deliver an additional 100 homes under the MEMA contract, which we expect to deliver in the first and second quarters of 2008.

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

Home Manufacturing

At December 31, 2007, we owned five home manufacturing facilities (excludes idled facilities) engaged in the production of manufactured homes, one plant that manufactures laminated wallboard and one cabinet manufacturing/assembly operation with two locations. See “Item 2. Properties.” Our operating home manufacturing facilities normally function on a single-shift, five-day week basis with the approximate annual capacity to produce 13,000 floors depending on model mix and geographic demand.

The management of each of our home manufacturing divisions typically consists of a president or general manager, a production manager, a controller, a service manager, a purchasing manager and a quality control manager. These mid-level management personnel manage our home manufacturing operations, and typically participate in an incentive compensation system based upon their respective operation’s profitability.

The following table sets forth certain sales information for 2007, 2006, and 2005:

	For the Years Ended December 31,
	2007		2006		2005
Number of homes sold:
Floor shipments:
HUD-Code	7,378	91%	8,261	91%	10,648	94%
Modular	729	9%	840	9%	641	6%
Total floor shipments	8,107	100%	9,101	100%	11,289	100%

Home shipments:
Single-section	1,460	31%	1,669	31%	3,221	45%
Multi-section	3,300	69%	3,678	69%	4,005	55%
Total home shipments	4,760	100%	5,347	100%	7,226	100%

We design and manufacture a wide range of homes with a focus on serving the low- to medium-priced manufactured housing market in the South Central and South Atlantic regions of the United States. In recent years, we have implemented plans to standardize parts and specifications to facilitate our ability to interchange production between home manufacturing facilities and to better manage both order backlog and delivery cost. Additionally, basic product design and price point strategies are managed from an overall Company perspective to maximize dealer and retail customer penetration and minimize costs both from a manufacturing standpoint as well as for material purchases.

Construction of a home begins by welding steel frame members together and attaching axles, wheels and tires. The frame is then moved through the plant, stopping at a number of workstations where various components and sub-assemblies are attached. Certain sub-assemblies, such as floors, cabinets, ceilings and wall systems, are assembled at offline workstations. Sheetrock is being used on a more frequent basis for wall construction, which increases manufacturing time. It takes approximately two to six days to complete construction of a home, depending on the particular size and options. The completed home is sold ready for connection to customer-supplied utilities. We believe the efficiency gained in producing many homes of similar design in a controlled manufacturing environment affords us faster completion time, greater consistency to specifications, and more predictable costs than a traditional site-built home.

The principal raw materials we purchase are steel, lumber, panels, sheetrock, vinyl siding, roofing materials, insulating materials, electrical supplies, appliances, roof trusses, plumbing fixtures, floor covering, and windows. Currently, we maintain approximately two to four weeks' inventory of raw materials. Our inability to obtain materials used in the production of our homes, whether due to material shortages, destruction of manufacturing facilities or other events affecting production of these component parts, could affect our ability to meet or maintain production requirements.

Our component manufacturing/assembly subsidiaries provide most of the laminated wallboards and cabinets for our home manufacturing facilities. Additionally, certain of our home manufacturing facilities currently purchase lumber and roof trusses from a joint venture in which we own an interest. We believe prices we obtain for these products from this joint venture are competitive with our other sources of supply.

Because the cost of transporting a manufactured home is significant, there is a practical limit to the distance between a manufacturing facility and our dealers. We believe that the location of our manufacturing facilities in multiple states allows us to serve more dealers in more markets. We generally arrange, at the dealer's expense, for the transportation of finished homes to dealers using independent trucking companies. Dealers are responsible for placing the home on site, combining of multi-section homes, making utility connections and providing and installing certain accessory items and appurtenances, such as decks, air conditioning, carports and foundations.

Products

Our homes include both single-section and multi-section models, with the substantial majority of such products being “HUD-Code homes” which are manufactured homes that meet the specifications of the National Manufactured Home Construction and Safety Standards Act of 1974, as amended, and administered by the U.S. Department of Housing and Urban Development (“HUD”). Additionally, we produce multi-section modular homes, which are constructed to either local or regional building codes. The sections of some of the modular homes we produce are built on wooden floor systems and transported on carriers that are subsequently removed when positioned at the home site. Single-section homes are typically 16 feet wide and 80 feet in length and contain approximately 1,140 square feet. The multi-section models consist of two or more floor sections that are joined at the home site, vary in length from 48 to 80 feet and contain approximately 1,173 to 2,280 square feet. We provided specialized homes for FEMA’s disaster relief efforts in 2005 and to MEMA in 2007. Disaster relief products provided to FEMA were single-section homes 14 feet wide and 60 feet in length and contained approximately 900 square feet. Products delivered to MEMA were two bedroom single-section homes 16 feet wide and 62 feet long with approximately 728 square feet and three bedroom single-section homes 16 feet wide and 70 feet long with approximately 840 square feet.

We currently offer approximately 150 different models of manufactured homes, including modular homes, with a variety of décors that are marketed under multiple brand names. The homes typically include a living room, dining area, kitchen, two to four bedrooms and two or three bathrooms. Each home contains a cook top/range and oven, refrigerator, water heater and central heating. Customers also may choose from available options including gas appliances, style and color of kitchen cabinets, various décor packages, recessed frames for use with permanent foundations and wind load and thermal options for use in certain geographic areas.

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

Our production backlog increased to approximately $14,500 at December 31, 2007 compared to approximately $4,000 at December 31, 2006 due to the remaining homes to be shipped to MEMA and an overall increase in our order backlog. Our inventory levels, taking into account the number of operating facilities, are historically lower at year end during the idle period and return to normal levels at the end of the first quarter of each year.

Independent Dealer Network, Sales and Marketing

At December 31, 2007, we had 63 participating dealer locations selling our homes under our exclusive dealer program, which included a Company-owned retail location. In addition, we market our homes through approximately 283 active non-exclusive independent dealer locations.

Our independent exclusive dealers market and sell only homes manufactured by us, while our independent non-exclusive dealers typically will choose to offer the products of other manufacturers in addition to ours. The number of independent exclusive dealers and the percentage of our sales represented by them are summarized in the following table:

	As of December 31,
	2007	2006	2005
Number of independent exclusive dealer locations	62	71	113
Number of independent non-exclusive dealer locations	283	262	228
Percentage of manufactured home sales (excluding MEMA/FEMA)	48%	58%	70%

A significant majority of the decrease in exclusive dealer locations from 2005 to 2007 represents dealers who transferred to a Cavalier dealer program other than our exclusive dealer program.

Through our finance subsidiary, CIS Financial Services, Inc. (“CIS”), we purchase qualifying retail installment sales contracts primarily for manufactured homes sold through our dealer network.

Approximately 89% of our sales in 2007 (excluding MEMA) were to dealers operating sales centers in our core states as follows: Louisiana – 17.0%, North Carolina – 16.5%, Alabama – 12.3%, South Carolina – 8.7%, Georgia – 8.6%, Mississippi –7.4%, Arkansas – 4.8%, Missouri – 4.5%, Florida – 3.5%, Tennessee – 2.8%, and Oklahoma – 2.5%.

Generally, we have written agreements with our independent dealers, which may be terminated at any time by either party, with or without cause, after a short notice period. We do not have any control over the operations of, or financial interests in, any of our independent dealers, including any of our independent exclusive dealers. The largest independent dealer accounted for approximately 7.1% of sales in 2007, excluding MEMA/FEMA-related sales. During 2007 and 2006, MEMA/FEMA homes accounted for 8.1% and 5.7%, respectively, of total sales.

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

Our sales force is generally organized based on a geographic region with a regional sales manager and sales representatives who are compensated primarily on a commission basis. The sales representatives are charged with the day-to-day servicing of the needs of our independent dealers, including our exclusive dealers. We market our homes through product promotions, participation in regional manufactured housing shows, displays at our facilities, and advertisements in local media and trade publications. As of December 31, 2007, we maintained a sales force of 28 full-time salesmen and three full-time general sales managers.

Financial Services

A significant factor affecting sales of manufactured homes is the availability and terms of financing. CIS purchases qualifying retail installment sales contracts for manufactured homes and offers conventional, FHA, land/home and non-conforming mortgage products directly and indirectly. Additionally, we sell commissioned insurance products to retail purchasers of manufactured and modular homes.

CIS seeks to provide competitive financing terms to customers of manufactured home dealers and also offers various conventional loan programs which require a down-payment or land equity ranging from 5% to 20% of the purchase price. Repayment terms generally range from 180 to 360 months, depending upon the type of home, loan amount, down payment and the customer's creditworthiness. CIS's loans are secured by a purchase money security interest in the manufactured home and, in instances with land pledged as collateral, a real estate mortgage. As of December 31, 2007, all of CIS's outstanding loans were secured. Loans purchased by CIS normally provide a fixed rate of interest with equal monthly payments and are non-recourse to the dealer except in the event of fraud. The interest rates applicable to CIS's loan portfolio as of such date generally ranged from 7.0% to 14%, and the approximate weighted average annual percentage interest rate was 8.8%. Currently, CIS is qualified to do business in twenty states as a retail finance company and is qualified in fifteen of these states as a full service mortgage bank.

For those retail customers who meet CIS's lending standards, CIS strives to provide prompt credit approvals and funding of loans. CIS continually reviews its policies and procedures to facilitate prompt decision-making on loan applications. In the event an installment sale contract becomes 10 days delinquent, CIS normally contacts the customer promptly in an effort to cure the delinquency. Once a customer has failed to cure a default, CIS begins repossession procedures. After repossession, CIS normally has the home delivered to a dealer's sales center where CIS attempts to resell the home or contracts with an independent party to resell the home. Additionally, CIS sells repossessed homes at wholesale.

The business focus of CIS is to purchase loans from retail customers of its dealers and to originate direct mortgage loans, which are subsequently sold to other financial institutions with limited recourse. Recourse is applicable in the case of fraud or misrepresentation. CIS may also be required to repurchase loans from certain third party financial institutions if any of the first four payments on a loan become 90 days delinquent. We have never been obligated to repurchase the loans under the limited recourse provisions of these contracts. CIS generally does not retain the servicing function and does not earn interest income on loans sold. Although the level of CIS's future activities cannot presently be determined, we expect to utilize internally generated working capital and amounts generated from sales of loans under the retail finance agreements and mortgage agreements discussed in the previous paragraph to fund the purchase of retail installment sale contracts on homes sold by our dealers. At times, we may sell a portion of loans held for investment as a bulk portfolio sale in order to increase available cash.

We maintain a reserve for estimated credit losses on installment sale contracts owned by CIS to provide for future losses based on our historical loss experience, current economic conditions and portfolio performance. Amounts provided for credit losses were $227, $145, and $857 in 2007, 2006, and 2005, respectively. Additionally, we charged the reserve $343, $272, and $842 in 2007, 2006, and 2005, respectively, as a result of defaults, early payoffs and repossessions, net of recoveries. The reserve for credit losses at December 31, 2007 was $725 as compared to $841 at December 31, 2006.

In 2007, 2006, and 2005, CIS repossessed 10, 22, and 16 homes, respectively. Our repossessed homes inventory was 4 homes at December 31, 2007 as compared to 5 homes at December 31, 2006. Our net losses resulting from repossessions on CIS purchased loans as a percentage of the average principal amount of such loans outstanding for fiscal 2007, 2006, and 2005 was 8.34%, 2.16%, and 6.87%, respectively. There can be no assurance that our future results with respect to delinquencies and repossessions will be consistent with our past experience.

The loan portfolio contains loans identified as presenting uncertainty with respect to collectibility (customers in bankruptcy and legal). These loans totaled $719 (16 loans) and $544 (16 loans) at December 31, 2007 and 2006, respectively, and are excluded from the following two tables.

At December 31, 2007 and December 31, 2006, delinquencies (except for loans identified as presenting uncertainty with respect to collectibility) expressed as a percentage of CIS’s total number of installment sale contracts were as follows:

	Delinquency Percentage
December 31,	30 Days	60 Days	90 Days	Total
2007 (9 loans)	5.30%	0.66%	--%	5.96%
2006 (8 loans)	1.72%	1.29%	0.43%	3.44%

At December 31, 2007 and December 31, 2006, delinquencies (except for loans identified as presenting uncertainty with respect to collectibility) expressed as a percentage of CIS’s total outstanding principal of installment sale contracts were as follows:

	Delinquency Percentage
December 31,	30 Days	60 Days	90 Days	Total
2007 (9 loans)	3.69%	0.31%	--%	4.00%
2006 (8 loans)	1.77%	0.95%	0.56%	3.28%

Certain operating data relating to CIS is set forth in the following table:

	As of December 31,
	2007	2006	2005
Total loans receivable	$9,844	$12,265	$15,067
Allowance for credit losses	725	841	968
Number of loans outstanding	167	249	320
Net loss ratio on average outstanding principal balance	8.34%	2.16%	6.87%
Weighted average annual percentage rate	8.80%	9.20%	10.40%

CIS is restricted in the amount of loans it can purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, we evaluate the potential to sell all or a portion of our installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. CIS is currently selling loans to lenders under various retail finance contracts and mortgage contracts. We believe the periodic sale of installment and mortgage contracts under these retail finance and mortgage agreements will reduce requirements for both working capital and borrowings, increase our liquidity, reduce our exposure to interest rate fluctuations and enhance the ability of CIS to increase its volume of loan purchases. There can be no assurance, however, that additional sales will be made under these agreements, or that we will be able to realize the expected benefits from such agreements. At December 31, 2007, we sold a portion of our portfolio held for investment totaling $2,320 with cash settlement in early January 2008.

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

The risk of loss under repurchase agreements is lessened by the fact that (i) sales of our manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 7.1% of sales in 2007, excluding MEMA/FEMA-related homes, (ii) the price we are obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 9 to 24 months), and (iii) historically, we have been able to resell homes repurchased from lenders. As of December 31, 2007, the maximum amount for which we are contingently liable under such agreements was approximately $61,000 for which we had a recorded reserve for repurchase commitments of $1,131. See “Item 7. Management’s Discussion and Analysis: Critical Accounting Estimates.”

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

We generally provide the initial retail homebuyer with a one-year limited warranty against manufacturing defects in the home's construction. Warranty services after the sale are performed, at our expense, by our personnel, dealers or independent contractors. Additionally, direct warranties often are provided by the manufacturers of specific components and appliances.

We generally employ a full-time service manager at each of our home manufacturing divisions and at December 31, 2007, employed 99 full-time service personnel to provide administrative and on-site service and to correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to us, and our management continues to place emphasis on diagnosing potential problem areas to help minimize costly field repairs. At December 31, 2007, we had established a reserve for future warranty claims of $11,720 relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

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

According to the Manufactured Housing Institute’s (“MHI”) December 2007 Monthly Economic Report, there were 65 manufacturers of manufactured homes which operated 196 facilities compared to 67 manufacturers which operated 205 facilities in December 2006. Our market share industry wide was 4.5% and 4.0% in 2007 and 2006, respectively. In our core states, our market share was 9.5% at December 31, 2007 and 9.0% at December 31, 2006. In 2007, our core states consisted of Alabama, Arkansas, Florida, Georgia, Louisiana, Mississippi, Missouri, North Carolina, Oklahoma, South Carolina and Tennessee.

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

Our manufacturing facilities and the plans and specifications of our manufactured homes have been approved by a HUD-designated agency. An independent, HUD approved third-party regularly checks our manufactured homes for compliance during construction. Failure to comply with HUD regulations could expose us to a wide variety of sanctions, including closing our manufacturing facilities. We believe our manufactured homes meet or surpass all present HUD requirements.

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

Certain components of manufactured and modular homes are subject to regulation by the U.S. Consumer Product Safety Commission, which is empowered to ban the use of component materials believed to be hazardous to health and to require the repair of defective components. Manufactured, modular and site-built homes are typically built with compressed board, wood paneling and other products that contain formaldehyde resins. HUD regulates the allowable concentration of formaldehyde in certain products used in manufactured homes and requires manufacturers to warn purchasers concerning formaldehyde associated risks. We currently use materials in our manufactured homes that we believe meet HUD standards for formaldehyde emissions and otherwise comply with HUD and other applicable government regulations in this regard.

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

Employees

As of December 31, 2007, we had 1,667 employees, of whom 1,356 were engaged in home manufacturing and supply distribution, 31 in sales, 99 in warranty and service, 150 in general administration, and 31 in finance services activities. At year-end, none of our employees were covered by a collective bargaining agreement. Management considers our relations with our employees to be good.

Available Information

Additional information regarding our executive officers and Board of Directors may be obtained in the Proxy Statement relating to our 2007 Annual Meeting of Stockholders. In addition, we periodically file reports and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. The public reports, proxy and information statements filed with the SEC of electronic filers can be accessed via the SEC’s Internet website (http://www.sec.gov). Additionally, the public may request copies of our documents by calling our Investor Relations at 256.747.9800; or by visiting our website at http://www.cavhomesinc.com. We make available, free of charge, through the Investor Relations portion of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A: Risk Factors

If you are interested in making an investment in Cavalier, you should carefully consider the following risk factors concerning our business, in addition to the other information contained in this Annual Report on Form 10-K:

The manufactured housing industry is both cyclical and seasonal in nature, and the industry as a whole has declined significantly over the past nine years.

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

MHI reported that from 1983 to 1991, aggregate domestic shipments of manufactured homes declined 42%. According to industry statistics, after a ten-year low in floor shipments in 1991, the industry recovered significantly. Between 1992 and 1998, floor shipments increased each year, although the growth rate gradually slowed. Shipments have declined each year from 1999 through 2007, except for a 6% increase in 2005 due to industry-wide orders by FEMA as part of that agency’s hurricane disaster relief efforts.

During much of the 1990s, the manufactured housing industry experienced increases in both the number of retail dealers and manufacturing capacity, which we believe ultimately created slower retail turnover, higher dealer inventories and increased price competition. Some manufactured housing wholesale and retail lenders have discontinued business in the industry, and some of the remaining lenders have raised interest rates and tightened credit standards. We believe these conditions reflect that the manufactured housing industry is in a down cycle, which has had a material adverse effect on our results of operations and financial condition. Sales in the manufactured housing industry are also seasonal in nature, with sales of homes traditionally stronger in April through October and weaker during the first and last part of the calendar year. While seasonality did not significantly impact our business from 1992 through 1996, when industry shipments were steadily increasing, the continued tightening of competitive conditions seems to signal a return to the industry's traditional seasonal patterns. Approximately 89% of our sales in 2007 were to dealers operating sales centers in our core states. We cannot predict how long the tightening of competitive and industry conditions will last, or what the extent of their impact will be on our future results of operations and financial condition.

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

Downturns in shipments in the manufactured housing industry and a decline in the demand for our homes have had a material adverse effect on us. Our ability to execute our business strategy depends on a number of factors, including the following:

•	general economic and industry conditions;
•	our ability to control costs if industry production capacity decreases beyond current levels;
•	competition from other companies in our industry;
•	our ability to attract, retain or sell to additional independent dealers, especially exclusive dealers;
•	the availability of semi-skilled workers in the areas in which our manufacturing facilities are located;
•	the ability of CIS and our insurance and component parts operations to be competitive;
•	the availability of capital and financing;
•	the ability of our independent dealers to compete under current industry conditions;
•	the ability to produce modular and HUD-Code products within the same manufacturing plants;
•	the availability and terms of wholesale and retail financing from lenders in the manufactured housing industry; and
•	market acceptance of product offerings.

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

Third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, and the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. Throughout the past nine years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. The much-anticipated infusion of new and competitive lending capacity, which we believe is essential to support demand at higher levels, has not yet materialized. Until there is substantial entry of finance resources to the manufactured housing market, we believe a meaningful expansion for the industry will be delayed. Unfavorable changes in the availability and terms of financing in the industry may have a material adverse effect on our results of operations or financial condition.

Industry inventories of completed homes can vary, which may impact retail demand and our ability to sell additional homes at current prices.

Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on our operating results. For example, due to the rapid expansion of the retail distribution network in the manufactured housing industry that occurred in much of the 1990's, there was an imbalance between industry retail inventories and consumer demand for manufactured homes. The deterioration in the availability of retail financing, along with competition from repossessed homes, extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to weaken further, the inventory overhang could result in even greater intense price competition, further pressure profit margins within the industry, and have a material adverse effect on us. The inventory of Cavalier manufactured homes at all retail locations decreased in 2007 to $84,700 from $87,400 in 2006. Significant unfavorable developments or further deterioration within the industry would undoubtedly have an adverse impact on our operating results.

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

We sell a majority of our homes to dealers who finance the purchases under floor plan arrangements, which require us to enter into contingent repurchase agreements to repurchase the homes from the lender in certain circumstances.

Manufactured housing companies customarily enter into repurchase and other recourse agreements with lending institutions, which have provided wholesale floor plan financing to dealers. A majority of our sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our products from the lending institutions at a declining price based upon our original invoice date and price in the event such product is repurchased upon a dealer's default. The risk of loss under repurchase agreements is lessened by the fact that (i) sales of our manufactured homes are spread over a relatively large number of independent dealers; (ii) the price that we are obligated to pay under such repurchase agreements generally declines over the period of the agreement and also declines during such period based on predetermined amounts; and (iii) we have been able to resell homes repurchased from lenders. While we have established a reserve for possible repurchase losses, we cannot assure investors that we will not incur material losses in excess of these reserves in the future.

Our decisions regarding credit risk could be inaccurate and our reserve for credit losses could be inadequate, which could adversely affect our financial condition and results of operations.

We purchase retail installment finance loans that have been originated by our dealers and we originate mortgage loans. We maintain a reserve for estimated credit losses on installment sale contracts and mortgage loans we own to provide for future losses based on our historical loss experience, current economic conditions and portfolio performance. It is difficult to predict with any certainty the appropriate reserves to establish, and we cannot assure investors that we will not experience losses that exceed our loss reserves and have a material adverse effect on our results of operations and financial condition. Volatility or a significant change in interest rates might also materially affect our business, results of operations or financial condition.

Our strategy currently includes the continued operation of the financial services segment of our business. We also may engage in other transactions, such as selling portions of our installment loan portfolio, that are designed to facilitate our ability to purchase and/or originate an increased volume of loans and to reduce our exposure to interest rate fluctuations and installment loan losses. Accordingly, we may incur additional debt, or other forms of financing, in order to continue to fund such growth. We are currently re-selling almost all installment loan contracts to other financial institutions. We believe the periodic sale of mortgage loans and installment contracts under various retail finance agreements reduces requirements for both working capital and borrowings, increases our liquidity, reduces our exposure to interest rate fluctuations and enhances our ability to increase the volume of loan purchases. However, we cannot assure investors that we will be able to make additional sales. We also cannot offer any assurance that possible additional financing, or the aforementioned transactions involving our installment and mortgage loan portfolio, will be available on terms acceptable to us. If not, we may be forced to curtail our financial services business and to alter our other strategies.

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

Our success depends highly upon the personal efforts and abilities of our current executive officers. Specifically, we rely on the efforts of our President and Chief Executive Officer, David A. Roberson, our Chief Operating Officer, Gregory A. Brown, and our Vice President, Chief Financial Officer and Secretary-Treasurer, Michael R. Murphy. The loss of the services of one or more of these individuals could have a material adverse effect upon our business. We do not have employment or non-competition agreements with any of our executive officers. Our ability to continue to work through the industry's current downturn will depend upon our ability to retain, and attract if necessary, experienced management personnel.

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

The following table sets forth the location and approximate square footage of our facilities, separated by segment, as of December 31, 2007:

Locations	Use (Number of operational home manufacturing lines)	Approximate Square Footage	Owned (a) or Leased
Home Manufacturing – operating
Addison, Alabama	Manufacturing facilities (2)	458,000	Owned
Hamilton, Alabama	Manufacturing facility (1)	200,000	Owned
Millen, Georgia	Manufacturing facility (1)	179,000	Owned
Nashville, North Carolina	Manufacturing facility (1)	182,000	Owned
Home Manufacturing – idled (b)
Addison, Alabama	Manufacturing facility	86,000	Owned
Conway, Arkansas	Manufacturing facility	222,000	Owned
Cordele, Georgia	Manufacturing facility	179,000	Owned
Shippenville, Pennsylvania	Manufacturing facility	120,000	Owned
Winfield, Alabama	Manufacturing facility	134,000	Owned
Component & Supply Companies
Hamilton, Alabama	Manufacturing facility	60,000	Owned
Haleyville, Alabama (2 facilities)	Manufacturing facilities	169,000	Owned
Financial Services
Hamilton, Alabama	Administrative office	9,000	Owned
General Corporate
Addison, Alabama	Administrative office	10,000	Owned
Wichita Falls, Texas	Administrative office	1,000	Leased

(a)           Certain of the facilities listed as owned were financed under industrial development bonds.
(b)	Certain of the idled facilities are leased to third parties under leasing arrangements, which, in one case, includes an option to purchase.

In general, our manufacturing facilities are in good condition and are operated at capacities which ranged from approximately 38% to 54% in 2007.

Item 3: Legal Proceedings

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

Item 4: Submission Of Matters To A Vote Of Security Holders

No matters were submitted to the stockholders during the last quarter of the fiscal year.

PART II

Item 5: Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities (all dollars in thousands, except per share amounts)

Our common stock began trading on the American Stock Exchange under the symbol “CAV” on March 5, 2005, having moved from the New York Stock Exchange. The following table sets forth, for each of the periods indicated, the reported high and low closing sale prices per share for our common stock:

	Closing Sales Prices
	High	Low
Year ended December 31, 2007:
Fourth Quarter	$3.15	$1.80
Third Quarter	4.91	3.21
Second Quarter	5.03	4.35
First Quarter	5.00	3.85

Year ended December 31, 2006:
Fourth Quarter	$4.26	$3.06
Third Quarter	5.55	3.02
Second Quarter	7.19	5.06
First Quarter	7.26	6.23

As of February 13, 2007, we had 300 stockholders of record and approximately 3,700 beneficial holders of our common stock, based upon information in securities position listings by registered clearing agencies upon request of our transfer agent.

We discontinued payments of dividends in 2000. While we do not expect to recommence cash dividend payments in the foreseeable future, the future payment of dividends on our common stock will be determined by our Board of Directors in light of conditions then existing, including our earnings, our funding requirements and financial conditions, certain loan restrictions and applicable laws and governmental regulations. Our present loan agreement contains restrictive covenants, which, among other things, limit the aggregate dividend payments and purchases of treasury stock to 50% of our consolidated net income for the two most recent fiscal years.

Performance Graph

The following indexed graph compares the yearly percentage change in our cumulative total stockholder return on our common stock with the cumulative total return of (i) the Standard and Poor's 500 Stock Index and (ii) a group of public companies, each of which is engaged in the business of designing, producing and selling manufactured homes. The current industry group companies included in the index are Champion Enterprises, Inc., Fleetwood Enterprises, Inc., Nobility Homes, Inc., Palm Harbor Homes, Inc., and Skyline Corporation. In prior years, Liberty Homes, Inc. had been included in the group of public companies. The graph below reflects the results of our current industry peer group and the results of the old peer group, which included Liberty Homes, Inc. The graph for the old peer group is virtually identical to the current peer group.

	2002	2003	2004	2005	2006	2007
Cavalier Homes Inc.	$100.00	$153.61	$303.61	$332.47	$214.43	$100.52
S&P 500	$100.00	$128.68	$142.69	$149.70	$173.34	$182.87
New Peer Group	$100.00	$132.29	$175.93	$182.77	$137.65	$115.82
Old Peer Group	$100.00	$132.30	$175.65	$182.72	$137.88	$115.73

Common Stock Purchases

Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 3,168,800 shares were purchased at a cost of $24,842 during the four year period ended December 31, 2001. We retired 2,151,500 of the repurchased shares at December 31, 1999, with the remaining shares being recorded as treasury stock. During 2006, we reissued 34,000 treasury shares upon the exercise of stock options. We did not repurchase any of our common stock during the quarter ended December 31, 2007. At December 31, 2007, we had authority under the program to acquire up to 831,200 additional shares. We currently do not have plans to acquire any additional shares under this program.

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information contained in Item 12 of Part III of this Annual Report is incorporated herein by reference.

Item 6: Selected Financial Data

The following table sets forth our selected consolidated financial data for the periods indicated. The statement of operations data and other data for each of the years in the five year period ended December 31, 2007 have been derived from our consolidated financial statements. Our audited financial statements as of December 31, 2007 and 2006, and for each of the years in the three-year period ended December 31, 2007, including the notes thereto and the related reports of our independent registered public accountants, are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements (including the notes thereto) and the other financial information contained elsewhere in this report, and with our consolidated financial statements and the notes thereto appearing in our previously filed Annual Reports on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue:
Home manufacturing	$206,882	$224,602	$269,030	$209,296	$216,335
Financial services	3,699	3,335	3,002	2,444	2,673
Total revenue	210,581	227,937	272,032	211,740	219,008
Cost of sales	181,920	189,175	219,435	172,244	182,432
Gross profit	28,661	38,762	52,597	39,496	36,576
Selling, general, and administrative	37,409	38,607	40,284	34,415	38,199
Restructuring and impairment charges	267	--	143	--	750
Operating income (loss)	(9,015)	155	12,170	5,081	(2,373)
Other income (expense):
Interest expense	(712)	(1,110)	(1,314)	(1,075)	(1,065)
Other, net	408	1,330	851	561	696
	(304)	220	(463)	(514)	(369)

Income (loss) from continuing operations before income taxes and equity in earnings of equity-method investees	(9,319)	375	11,707	4,567	(2,742)
Income tax provision (benefit)	171	1,049	(32)	75	(518)
Equity in earnings of equity-method investees	971	805	775	980	369
Income (loss) from continuing operations	(8,519)	131	12,514	5,472	(1,855)
Income (loss) from discontinued operations, including tax benefit of $29 (2006) and gain on disposal of $439 (2005)	--	41	(1,599)	(2,231)	(2,715)
Net income (loss)	$(8,519)	$172	$10,915	$3,241	$(4,570)

Income (loss) per share:
Basic:
From continuing operations	$(0.46)	$0.01	$0.69	$0.30	$(0.11)
From discontinued operations	--	--	(0.09)	(0.12)	(0.15)
Net income (loss)	$(0.46)	$0.01	$0.60	$0.18	$(0.26)
Weighted average shares outstanding	18,378	18,335	18,119	17,880	17,666
Diluted:
From continuing operations	$(0.46)	$0.01	$0.68	$0.30	$(0.11)
From discontinued operations	--	--	(0.09)	(0.12)	(0.15)
Net income (loss)	$(0.46)	$0.01	$0.59	$0.18	$(0.26)
Weighted average shares outstanding	18,378	18,470	18,357	18,178	17,666

Other Data:
Capital expenditures	$2,177	$1,995	$1,410	$786	$327
Working capital	$20,762	$25,347	$24,216	$12,967	$7,813
Total assets	$91,377	$96,706	$132,821	$98,230	$98,533
Long-term debt	$3,678	$4,512	$7,631	$11,400	$13,089
Stockholders’ equity	$49,984	$58,400	$57,845	$45,167	$40,987

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Overview

Cavalier Homes, Inc. and its subsidiaries produce, sell, and finance manufactured housing. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. As a result of the growth in the industry during much of the 1990s, the number of retail dealerships, manufacturing capacity and wholesale shipments expanded significantly, which ultimately created slower retail turnover, higher retail inventory levels and increased price competition. Since the beginning of 2000, the industry has been impacted by an increase in dealer failures, a severe reduction in available consumer credit and wholesale (dealer) financing for manufactured housing, more restrictive credit standards and increased home repossessions which re-enter home distribution channels, each of which contributed to a reduction in wholesale industry shipments to a 45 year low in 2007.

In June 2007, we entered into contracts totaling approximately $24,000 to build and deliver a total of 500 homes to the Mississippi Emergency Management Agency (“MEMA”) under the Alternative Housing Pilot Program as part of that state's ongoing efforts to provide permanent and semi-permanent housing for residents displaced by Hurricane Katrina. We recorded revenue of $17,100 on 358 homes shipped during 2007 and expect to ship the remaining 142 homes during the first quarter of 2008. In late January 2008, we received an order to build and deliver an additional 100 homes under the MEMA contract, which we expect to deliver in the first and second quarters of 2008.

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

Industry/Company Shipments and Market Share

Based on information provided by MHI, wholesale floor shipments of HUD-Code homes were down 72% cumulatively from the year ended December 31, 1999 through December 31, 2007 as shown by the data in the following table:

	Floor Shipments
	Nationwide					Cavalier’s Core 11 States
Year	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share
1999	582,498		34,294		5.9%	284,705		30,070		10.6%
2000	431,787	(25.9)%	18,590	(45.8)%	4.3%	199,276	(30.0)%	15,941	(47.0)%	8.0%
2001	342,321	(20.7)%	21,324	14.7%	6.2%	149,162	(25.1)%	17,884	12.2%	12.0%
2002	304,370	(11.1)%	21,703	1.8%	7.1%	124,127	(16.8)%	18,039	0.9%	14.5%
2003	240,180	(21.1)%	12,411	(42.8)%	5.2%	87,265	(29.7)%	10,584	(41.3)%	12.1%
2004	232,824	(3.1)%	10,772	(13.2)%	4.6%	88,958	1.9%	8,912	(15.8)%	10.0%
2005	246,750	6.0%	10,648	(1.2)%	4.3%	105,508	18.6%	9,905	11.1%	9.4%
2006	206,822	(16.2)%	8,261	(22.4)%	4.0%	86,748	(17.8)%	7,774	(21.5)%	9.0%
2007	163,761	(20.8)%	7,378	(10.7)%	4.5%	69,115	(20.3)%	6,568	(15.5)%	9.5%

During 2007, our floor shipments decreased 10.7% as compared to 2006, while industry wide shipments decreased 20.8%, with our market share in 2007 increasing to 4.5%. In our core states, our market share in 2007 increased to 9.5% from 9.0% in 2006 due to new products we introduced in early 2007 and our participation in the MEMA Alternative Housing Pilot Program.

Modular Housing

We primarily produce HUD-Code homes. We also produce modular homes, which are constructed to local, regional or state building codes. Modular homes generally have a different and more complex roof system than HUD-Code homes, are typically two or more sections, and, when combined with land, usually qualify for traditional mortgage financing, which generally has better terms than financing for a HUD-Code home. The national market for modular housing was 38,300 homes in 2006 according to the National Modular Housing Council (“NMHC”). Modular homes shipped industry wide in 2006 decreased 11.1% from 2005 and continued to decline in the first nine months of 2007 (the latest data available) with total shipments in this period of 24,700 homes, a 17.9% decrease from the first nine months of 2006. We shipped 348 and 398 modular homes during 2007 and 2006, respectively, for a year over year decrease of 12.6%. We believe the decline in modular home shipments may be attributable to the general downturn in the real estate market and tightening credit standards, since modular homes typically are more expensive and represent closer competition for site-built homes, which have also experienced a decline.

Industry Finance Environment

A major factor that impacts the manufactured housing industry is the availability of credit and the tightening/relaxation of credit standards. In more recent years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry. In 2007, the mortgage credit markets experienced a significant upheaval related to sub-prime mortgages that appears to have impacted, or may impact in the future, the overall credit markets. More restrictive credit standards will impact the ability of home buyers to obtain financing and the downturn in the real estate markets have increased home repossessions. We believe these factors are also impacting the manufactured housing industry, particularly modular housing. We believe a meaningful expansion for our industry will be delayed until there is substantial entry of finance resources to the manufactured housing market.

Raw Materials Cost and Gross Margin

In 2007, our gross margin decreased in large part due to production inefficiencies we experienced early in the year related to new product introductions and later in the year as a result of the complex design and product specifications of the MEMA homes. Due to continued increases in crude oil prices, we continued to experience pricing pressure on all petrochemical-based raw materials. Other steel and steel or copper related raw materials also continued to increase on a monthly basis. In general, commodity materials remained stable throughout 2007, and we believe they will be stable in 2008 unless another major natural disaster significantly increases demand for these material. While we seek to offset rising costs through increasing our selling prices, sudden increases in raw material costs, coupled with dealers’ order backlogs, can affect the timing and our ability to pass on these cost increases. We are uncertain at this time as to the impact the extent and duration of the increased costs will have on our future revenue and earnings.

Capacity and Overhead Cost

Our plants operated at capacities ranging from 38% to 54% in 2007. We closed one of two manufacturing lines in Millen, Georgia in September 2007 and consolidated our Winfield, Alabama production line with our operations in Hamilton, Alabama. These actions reduced our number of operating home manufacturing facilities from seven (7) at December 31, 2006 to five (5) as of December 31, 2007. We will continue to monitor the relationship between demand and capacity and may take additional steps to adjust our capacity or enhance our operations based on our views of the industry and its general direction.

Outlook

We believed the substantial hurricane damage in the Gulf Coast region in 2004 and 2005 would create opportunities for our industry beyond the temporary housing supplied through FEMA orders. We further expected the strain on conventional home building resources would likely cause some of those looking to replace damaged homes to consider manufactured housing, including modular homes, as a viable alternative to traditional site-built housing. We expected rebuilding efforts to impose greater strains on the availability of certain building materials, which would likely result in increased costs. The contract we entered into with MEMA to deliver homes is an example of these opportunities. However, additional opportunities for our industry in this region have been much slower in developing than we had originally anticipated. We find it difficult to predict the timing of the recovery effort due to issues associated with zoning, insurance settlements, flood plain restrictions, customer and community acceptance of manufactured housing, as well as local economic conditions.

In 2008, we will continue to focus on programs to improve manufacturing efficiencies, increase gross margins, and to reduce costs. 2007 was a very challenging year for our industry, and we do not anticipate any meaningful improvement as the overall economy struggles with the crisis in the credit markets, which may have been one of the factors that contributed to the continued decline in industry home shipments in 2007. Further changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and further commodity price increases could affect our results of operations.

Results of Operations

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	For the Year Ended December 31,
	2007		2006		2005
Statement of Operations Data:
Revenue:
Home manufacturing	$206,882		$224,602		$269,030
Financial services	3,699		3,335		3,002
Total revenue	210,581	100.0%	227,937	100.0%	272,032	100.0%
Cost of sales	181,920	86.4	189,175	83.0	219,435	80.7
Gross profit	28,661	13.6	38,762	17.0	52,597	19.3
Selling, general and administrative	37,409	17.8	38,607	16.9	40,284	14.8
Restructuring and impairment charges	267	0.1	--	--	143	0.1
Operating income (loss)	(9,015)	(4.3)	155	0.1	12,170	4.5
Other income (expense):
Interest expense	(712)	(0.3)	(1,110)	(0.5)	(1,314)	(0.5)
Other, net	408	0.2	1,330	0.6	851	0.3
	(304)	(0.1)	220	0.1	(463)	(0.2)
Income (loss) before income taxes and equity in earnings of equity-method investees	(9,319)	(4.4)	375	0.2	11,707	4.3
Income tax provision (benefit)	171	0.1	1,049	0.5	(32)	0.0
Equity in earnings of equity-method investees	971	0.5	805	0.4	775	0.3
Income (loss) from continuing operations	(8,519)	(4.0)	131	0.1	12,514	4.6
Income (loss) from discontinued operations, including tax benefit of $29 (2006) and gain on disposal $439 (2005)	--	--	41	0.0	(1,599)	(0.6)
Net income (loss)	$(8,519)	(4.0)%	$172	0.1%	$10,915	4.0%

Operating Summary Data:
Home manufacturing:
Floor shipments:
HUD-Code	7,378	91.0%	8,261	90.8%	10,648	94.3%
Modular	729	9.0	840	9.2	641	5.7
Total floor shipments	8,107	100.0%	9,101	100.0%	11,289	100.0%

Home shipments:
Continuing operations:
Single-section	1,460	30.7%	1,669	31.2%	3,201	44.3%
Multi-section	3,300	69.3	3,678	68.8	3,941	54.5
Total continuing	4,760	100.0	5,347	100.0	7,142	98.8
Discontinued operations	--	--	--	--	84	1.2
Wholesale home shipments	4,760	100.0	5,347	100.0	7,226	100.0
Shipments to company-owned retail locations	(43)	(0.9)	(157)	(2.9)	(188)	(2.6)
MEMA/FEMA shipments	(358)	(7.5)	(419)	(7.8)	(2,219)	(30.7)
Shipments to independent retailers	4,359	91.6%	4,771	89.3%	4,819	66.7%
Retail home shipments	45	0.9	169	3.1	196	2.7
Shipments other than MEMA/FEMA	4,404	92.5	4,940	92.4	5,015	69.4

Installment loan purchases	$54,818		$42,916		$42,235
Capital expenditures	$2,177		$1,995		$1,410
Home manufacturing facilities (operating)	5		7		7
Independent exclusive dealer locations	62		71		113

2007 Compared to 2006

Revenue

Total revenue for 2007 was $210,581, decreasing $17,356, or 7.6%, from 2006 revenue of $227,937. Home manufacturing net sales accounted for all the decrease, declining to $206,882 from $224,602 in 2006. Home shipments from continuing operations were 4,760 in 2007 as compared to 5,347 in 2006, decreasing 11.0%, with floor shipments decreasing by 10.9%. Single-section home shipments, as a percentage of total shipments, decreased slightly to 30.7% in 2007 from 31.2% in 2006. Home shipments in 2007 included 358 single-section homes shipped to MEMA compared with 419 single-section homes shipped to FEMA in 2006 as part of that agency’s hurricane disaster relief. Our overall decline in sales is attributable to the decline in industry wide wholesale home sales. Inventory of our product at all retail locations decreased 3.1% to approximately $84,700 at December 31, 2007 from $87,400 at year end 2006.

Revenue from our financial services segment increased for 2007 to $3,699 compared to $3,335 in 2006. For 2007, we purchased contracts of $54,818 and sold installment contracts totaling $53,347. In 2006, we purchased contracts of $42,916 and sold installment contracts totaling $44,589. We do not generally retain the servicing function and do not earn the interest income on these sold loans. The decrease in the installment loan portfolio at December 31, 2007 is primarily due to our decision to reduce installment contracts held for investment. On December 31, 2007, we completed the sale of $2,320 of this investment with cash received in early January 2008. We expect to further reduce installment contracts held for investment in 2008.

Gross Profit

Gross profit was $28,661 or 13.6% of total revenue for 2007, versus $38,762, or 17.0% of total revenue in 2006. The $10,101 decrease in gross profit and 340 basis points decrease in gross margin is due to a number of factors, including (i) production inefficiencies in early 2007 on new product introductions and the manufacturing complexities we experienced on the MEMA homes, (ii) the decrease in units sold, and (iii) increased raw material prices. Our average wholesale sales price per unit in 2007 increased to approximately $42,200 from $41,000 in 2006 due primarily to higher selling prices on the MEMA homes. Excluding MEMA/FEMA home shipments, our average wholesale sales price per unit in 2007 decreased to approximately $41,100 from $41,800 in 2006. We experienced pricing pressure on all petrochemical-based raw materials in 2007 and other steel and copper related raw materials also continued to increase on a monthly basis, which negatively impacted gross profit. In general, commodity materials remained stable throughout the year.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) during 2007 were $37,409, or 17.8% of total revenue, versus $38,607 or 16.9% of total revenue in 2006, a decrease of $1,198 or 3.1%. We began detailed reviews in the last half of 2007 of our operating structure, manufacturing plants and spending. Two manufacturing lines were closed (one line in Millen, Georgia at the end of the third quarter and the Winfield, Alabama facility at the end of the fourth quarter). Personnel headcount reductions, including early retirements, were implemented in December 2007 resulting in severance/termination charges totaling $578. The overall decrease in SG&A included (1) a $1,600 decrease in salaries and employee benefit costs (excluding the severance/termination charge), (2) a decrease of $596 in advertising and sales promotions costs, primarily sales incentive compensation, and (3) a decline in other general and administrative costs totaling $708. These decreases were offset by an increase in general corporate insurance of $1,025 due to a net decrease of $1,009 in retrospective liability insurance credits. We expect SG&A to further decline in 2008.

Restructuring and Impairment Charges

In connection with the closure or consolidation of the two manufacturing lines noted above, we recorded restructuring and impairment charges totaling $267 in 2007. Of this amount, restructuring charges of $176 relate to one-time employee benefits recorded for employee terminations and impairment charges of $91 relate to the write-down of idled equipment.

Operating Income (Loss)

Operating loss for 2007 was $9,015 compared to operating income of $155 in 2006. Segment operating results were as follows: (1) Home manufacturing operating loss was $6,194 in 2007 as compared to operating income of $3,765 in 2006. The decreased home manufacturing operating income is due to lower revenue levels as a result of an overall decline in industry shipments and reduced margins as discussed above. (2) Financial services operating income was $972 in 2007 as compared to $929 in 2006. The revenue increase from the financial services segment is the primary factor for the increase in operating income. (3) General corporate operating expense, which is not identifiable to a specific segment, decreased from $4,539 in 2006 to $3,793 in 2007 primarily due to decreased salaries and employee benefits and an overall decrease in other general and administrative costs.

Other Income (Expense)

Interest expense decreased in 2007 to $712 from $1,110 in 2006 primarily due to lower levels of borrowings. Additional principal payments during 2006 from proceeds of sales of certain properties contributed to the overall decrease in interest expense. Long-term debt decreased in 2007 by $1,226 from $5,738 to $4,512.

Other, net is comprised primarily of interest income (unrelated to financial services) and gains related to cost-method investments. Other, net decreased $922 due to a decrease in interest income earned in 2007 of $284 on lower invested cash balances, a decrease in gains on cost-method investments of $388, and a loss of $250 on the sale of net assets of two retail locations on March 30, 2007.

Income Tax Provision (Benefit)

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase in the liability for unrecognized income taxes payable of approximately $192, which was accounted for as a decrease to the January 1, 2007 balance of retained earnings. See Note 10 to Notes to Consolidated Financial Statements for further discussion.

We recorded an income tax provision of $171 in 2007 that includes $66 for state income taxes payable by certain subsidiaries, $16 of interest pursuant to the provisions of FIN 48, and $89 for federal income taxes. As of December 31, 2007, we maintained a valuation allowance of $17,783 against our deferred tax assets. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

In 2006, we recorded an income tax provision from continuing operations of $1,049, which included (1) a federal income tax benefit totaling $351 for carry back of the 2006 net operating loss to 2005, (2) state income taxes currently payable of $71, (3) additional state income tax payable of $225 related to a state audit that occurred in 2006, reduced by $153 accrued in a prior year, (4) an increase in the valuation allowance for deferred tax assets of $927, and (5) a deferred income tax provision of $387 for normal operating activities, including adjustments to state tax net operating loss carryforwards (“NOL”) (i) in one state to increase the NOL as a result of the completion of that state’s audit and (ii) in another state to reduce the NOL as a result of discussions we had during the year with that state with regard to an NOL that had expired at the end of 2006.

Equity in Earnings of Equity-Method Investees

Our equity in earnings of equity-method investees was $971 for 2007 as compared to $805 for 2006. The income for 2007 includes a gain of $123 on the sale of our ownership interest in one of the equity-method investees (WoodPerfect, Ltd.) to a joint venture partner. See Note 14 to Notes to Consolidated Financial Statements for further discussion.

Net Income (Loss)

Our net loss for 2007 was $8,519, or $0.46 per diluted share, compared to net income of $172, or $0.01 per diluted share, in 2006.

2006 Compared to 2005

Revenue

Total revenue for 2006 was $227,937, decreasing $44,095, or 16.2%, from 2005 revenue of $272,032. Home manufacturing net sales accounted for virtually the entire decrease, declining to $224,602 from $269,030 in 2005. Home shipments from continuing operations were 5,347 in 2006 as compared to 7,142 in 2005, decreasing 25.1%, with floor shipments decreasing by 19.4%. Single-section home shipments, as a percentage of total shipments, decreased to 31.2% in 2006 from 44.3% in 2005, primarily due to our participation in building single-section homes as part of FEMA disaster relief for victims of the 2005 hurricanes, of which 419 homes were shipped in 2006 compared to 2,219 homes in 2005. Of these shipments, excluding FEMA units, 58% in 2006 and 70% in 2005 were to exclusive dealers. We attribute the decrease in sales and shipments primarily to the FEMA units shipped. Inventory of our product at all retail locations increased 23.1% to approximately $87,400 at December 31, 2006 from $71,000 at year end 2005.

Revenue from our financial services segment increased for 2006 to $3,335 compared to $3,002 in 2005. For 2006, we purchased contracts of $42,916 and sold installment contracts totaling $44,589. In 2005, we purchased contracts of $42,235 and sold installment contracts totaling $34,625. The decrease in the installment loan portfolio at December 31, 2006 is primarily from sales of outstanding loans at December 31, 2005, including land/home loans, many of which are construction loans. Included in the installment loan portfolio at December 31, 2006 is $5,457 of land/home loans. At December 31, 2005, our installment loan portfolio included $6,972 of land/home loans.

Gross Profit

Gross profit was $38,762 or 17.0% of total revenue for 2006, versus $52,597, or 19.3% of total revenue in 2005. The $13,835 decrease in gross profit and 230 basis points decrease in gross margin is primarily the result of lower sales volume, especially in the last half of the year, and increased raw material prices. Gross profit was favorably impacted in 2005 by higher production levels of a large number of homes with like specifications for the FEMA related orders, primarily in the fourth quarter. We experienced price increases in substantially all raw materials and overall commodity pricing pressures due in part to global demand, capacity constraints and rising oil prices.

Selling, General and Administrative

Selling, general and administrative expenses during 2006 were $38,607, or 16.9% of total revenue, versus $40,284 or 14.8% of total revenue in 2005, a decrease of $1,677 or 4.2%. The overall decrease included (1) a $1,554 decrease in insurance costs as a result of a retrospective liability insurance credit of $1,300, (2) a $1,232 decrease in salaries and incentive compensation attributable to a decrease in incentive compensation on lower profits offset by an increase in overall salaries, and (3) a $712 decrease in losses on our installment loan portfolio, including homes repossessed. These net decreases were offset by a $2,044 increase in employee benefit costs, primarily for health insurance expense on a higher level of average employment during the year and an increase in health care costs per employee. We adopted SFAS No. 123R effective as of January 1, 2006 using the modified prospective method. Stock-based compensation totaling $235 was included in selling, general and administrative expenses in 2006.

Restructuring and Impairment Charges

No restructuring or impairment charges were recorded in 2006. During 2005, we recorded impairment charges of $143 to write-down property, plant and equipment in connection with the valuation of a home manufacturing facility closed in a prior year.

Operating Income (Loss)

Operating income for 2006 was $155 compared to $12,170 in 2005. Segment operating results were as follows: (1) Home manufacturing operating income was $3,765 in 2006 as compared to $17,862 in 2005. The decreased home manufacturing operating income is primarily due to our participation in building single-section homes as part of FEMA disaster relief in 2005 as discussed above and raw material price increases. (2) Financial services operating income was $929 in 2006 as compared to $34 in 2005. The slight revenue increase from the financial services segment and the decrease in losses on our installment loan portfolio as discussed above are the primary factors for the increase in operating income. (3) General corporate operating expense, which is not identifiable to a specific segment, decreased from $5,726 in 2005 to $4,539 in 2006 primarily due to decreased incentive compensation costs.

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

Income Tax Provision (Benefit)

As discussed above, we recorded an income tax provision from continuing operations of $1,049 for 2006 as compared to an income tax benefit of $32 for 2005.

We assess the need for a valuation allowance against our deferred tax assets in accordance with SFAS No. 109. Realization of deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including anticipated operating results, scheduled reversals of deferred tax liabilities, and tax planning strategies.

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

Net Income

Our net income for 2006 was $172 or $0.01 per diluted share, as compared to $10,915 or $0.59 per diluted share in 2005.

Liquidity and Capital Resources

	As of December 31,
	2007	2006	2005
Cash, cash equivalents, and certificates of deposit	$22,043	$25,967	$14,379
Working capital	$20,906	$25,347	$24,216
Current ratio	1.6 to 1	1.8 to 1	1.4 to 1
Long-term debt	$3,678	$4,512	$7,631
Ratio of long-term debt to equity	0.1 to 1	0.1 to 1	0.1 to 1
Installment loan portfolio	$9,844	$12,265	$15,067

2007

Cash decreased $3,924 to $22,043 at December 31, 2007 from $25,967 at December 31, 2006. Operating activities used net cash of $6,035 primarily due to:

(a)
a total of $6,278 due to the net loss excluding certain non-cash items, including depreciation, provision for credit and accounts receivable losses, stock-based compensation, loss on disposal of property, plant and equipment, impairment charge and other, net (equity in earnings of equity-method investees),

(b)	an increase in accounts receivable of $723 due primarily to outstanding MEMA invoices at year-end,
(c)	an increase in inventory, net of the impact from the sale of two retail locations in March 2007 totaling $522, and
(d)           the net purchase of installment contracts of $506,
(e)
offset by increases in accounts payable ($972), amounts payable under dealer incentive programs ($578), accrued compensation and related withholdings ($155), and other assets and liabilities ($666), which generally represent timing differences in payments.

Our capital expenditures were $2,177 during 2007 primarily for normal property, plant and equipment additions and replacements, including additions to improve safety. The additions also include amounts under programs at one of our plants to provide improved manufacturing techniques for modular products and to increase overall productivity. We used $1,145 of cash related to notes and installment contracts purchased for investments. Proceeds from the sale of property, plant and equipment totaled $71. Cash provided by other investing activities represents cash distributions from equity method investees of $784 and net proceeds from the sale of one equity-method investment of $3,012.

The decrease in long-term debt for 2007 was due to scheduled principal payments of $1,226. Borrowings under our retail floor plan agreement were $1,200 in 2007. A total of $1,793 outstanding under the retail floor plan agreement as of March 30, 2007 was assumed by the purchaser of two Alabama retail sales centers. As of December 31, 2007, $510 was outstanding under the retail floor plan agreement. Proceeds of stock options exercised generated cash of $50 in 2007.

Working capital at year end decreased by $4,441 to $20,906.

The decrease in the installment loan portfolio at December 31, 2007 is primarily from our decision to reduce the level of loans held for investment. On December 31, 2007, we completed the sale of $2,320 of this investment with cash received in early January 2008. We expect to further reduce installment contracts held for investments in 2008. We expect to utilize cash on hand to fund future loan purchases.

2006

Cash increased $11,588 to $25,967 at December 31, 2006 from $14,379 at December 31, 2005. Operating activities provided net cash of $32,314 primarily due to:

(a)	a decrease in accounts receivable of $37,554 from collection of receivables related to FEMA disaster relief homes,
(b)	an inventory decrease of $5,048, which represents finished homes we delivered in early 2006 to FEMA, and
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

The $17,750 we borrowed in the fourth quarter of 2005 under our revolving line of credit to fund short term cash needs related to FEMA home shipments was repaid in full in the first quarter of 2006. The decrease in long-term debt for 2006 was due to scheduled principal payments of $1,493 and $1,898 of additional principal payments using proceeds from the property sale transaction mentioned above. The borrowings under our retail floor plan agreement decreased $887 to $1,103 at December 31, 2006 from $1,990 at December 31, 2005. Proceeds of stock options exercised generated cash of $148 in 2006.

Working capital at year end increased by $1,131 to $25,347.

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

2005

Cash decreased $17,295 from $31,674 at December 31, 2004 to $14,379 at December 31, 2005. Operating activities used net cash of $35,078 primarily due to:

(a)	an increase in accounts receivable of $35,173 due to shipments of FEMA disaster relief homes,
(b)
an inventory increase of $12,394, of which over $5,000 represents finished homes we were unable to deliver to FEMA in the fourth quarter of 2005 with most of the remaining inventory increase representing raw materials purchased to support higher levels of production,

(c)	the net purchase of installment contracts of $6,817,
(d)	a slight offset of the above uses of cash by an increase of $3,526 in accounts payable for increased inventory purchases, and
(e)	an offset by 2005 net income of $10,915.

Receivables from FEMA are generally outstanding for longer periods of time than our other receivables. Of the $35,365 receivables outstanding under the FEMA contracts at December 31, 2005, $28,746 was collected through March 9, 2006. Additionally, subsequent to year-end all FEMA related homes were delivered.

Our capital expenditures were $1,410 during 2005 primarily for normal property, plant and equipment additions and replacements as well as $251 of capital expenditures incurred in conjunction with reopening the Winfield, Alabama facility. Additionally, we had $3,537 of proceeds from the sale of property plant and equipment, which were primarily from the sale of the Ft. Worth facility in the second quarter which were accounted for at year end as discontinued operations in the accompanying consolidated statements of operations.

During 2005, we paid out charges for involuntary termination benefits of $878 related to the closing of the Ft. Worth, Texas home manufacturing facility.

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

General Liquidity and Debt Agreements

Historically, we have funded our operating activities with cash flows from operations supplemented by available cash on hand and, when necessary, funds from our Credit Facility. We also benefited from the proceeds of sales of idle facilities as a replacement source of funds due to net operating losses. Currently, we have two previously idled facilities that are being marketed for sale. In January 2008, we entered into an agreement to sell one of these facilities for $3,750 subject to the completion of due diligence by the buyer. This sale is currently scheduled to close by the end of February 2008. We cannot predict whether, when or at what amounts the remaining idle facilities may ultimately be sold.

In June 2007, we entered into agreements to provide 500 homes to the Mississippi Emergency Management Agency (“MEMA”) as part of that state's ongoing efforts to provide permanent and semi-permanent housing for residents displaced by Hurricane Katrina. In order to fund our short term cash needs required to produce these homes, we amended our credit facility (the "Credit Facility") on June 26, 2007 with our primary lender to increase the revolving line of credit component during the period from June 1, 2007 through February 5, 2008 (the "temporary advance period") from $25,000 to the lesser of $30,000 or the collateral loan value as defined in the Credit Facility, effectively waiving temporarily the tangible net worth requirement listed in the following table.

Tangible Net Worth (“TNW”)	Credit Facility Available
Above $50,000	35% of TNW
$38,000 – $50,000	$15,000
$23,000 – $38,000	$15,000 to zero (dollar for dollar reduction)

The Credit Facility is comprised of (i) a revolving line of credit that provides for borrowings (including letters of credit) up to $25,000 (increased to $30,000 as noted above) and (ii) a real estate term loan with an initial term of 14 years, which are cross-secured and cross-defaulted. The terms of the Credit Facility were amended in February 2007 to, among other things, (i) extend the maturity date to April 15, 2008, (ii) reduce the interest rate on borrowings if TNW exceeded $62,000, (iii) increase the annual capital expenditure limit to $5,000, and (iv) revise certain financial covenants as noted below.

At December 31, 2007, $10,971 was available under the revolving line of credit after deducting letters of credit of $4,895. We borrowed a total of $8,000 under the revolving line of credit during the third quarter of 2007, which was repaid in the fourth quarter of 2007. No amounts were outstanding under the revolving line of credit as of December 31, 2007 and 2006.

The applicable interest rates as of December 31, 2007 under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

Tangible Net Worth	Interest Rate
above $62,000	Prime less 1.00%
$56,500 – $62,000	Prime
$38,000 – $56,500	Prime plus 0.50%
below $38,000	Prime plus 1.00%

The bank’s prime rate at December 31, 2007 and 2006 was 7.25% and 8.25%, respectively.

A total of $2,737 and $2,937 were outstanding at December 31, 2007 and December 31, 2006, respectively, under the real estate term loan agreement contained in the Credit Facility. Interest on the term note is fixed for a period of five years from issuance (September 2003) at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $5,000 for the year ended December 31, 2007 and thereafter. In addition, the Credit Facility contains certain financial covenants requiring us to maintain on a consolidated basis certain defined levels of liabilities to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.2 to 1 for the year ended December 31, 2007 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. We were not in compliance with the cash flow to debt service ratio covenant for the year ended December 31, 2007, but we obtained a waiver from our lender for noncompliance with this annually measured covenant. We were in compliance with all other debt covenants as of December 31, 2007.

In February 2008, subsequent to year-end, we further amended the terms of the Credit Facility to, among other things, (i) extend the maturity date to April 2009, (ii) revise the amount available under the revolving credit line to $17,500 and eliminate the tiered availability based on TNW shown above, (iii) revise the interest rate as follows: TNW greater than $62,000 – prime less 0.50%; TNW from $56,500 to $62,000 – prime; TNW from $38,000 to $56,500 – prime plus 0.75%; and TNW less than $38,000 – prime plus 1.25%, and (iv) modify certain financial covenants as follows: maintain on a consolidated basis certain defined levels of liabilities to tangible net worth ratio not to exceed 1.5 to 1; maintain a current ratio of at least 1.1 to 1; maintain minimum cash and cash equivalents of $5,000; achieve an annual cash flow to debt service ratio of not less than 1.35 to 1; and achieve an annual minimum profitability of $100.

We have amounts outstanding under Industrial Development Revenue Bond issues (“Bonds”) which totaled $1,775 and $2,800 at December 31, 2007 and December 31, 2006, respectively. One bond issue bearing interest at variable rates ranging from 5.0% to 5.25% will mature at various dates through April 2009; and a second bond issue is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 3.62% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of our plant facilities and equipment.

We had $510 and $1,103 of notes payable under a retail floor plan agreement at December 31, 2007 and December 31, 2006, respectively. The notes are collateralized by certain Company-owned retail store’s new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, we evaluate the potential to sell all or a portion of our remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. CIS re-sells loans to other lenders under various retail finance contracts. We believe the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase our liquidity, reduce our exposure to interest rate fluctuations, and enhance our ability to increase our volume of loan purchases. There can be no assurance, however, that additional sales will be made under these agreements, or that we will be able to realize the expected benefits from such agreements. At December 31, 2007, we sold a portion of our portfolio held for investment totaling $2,320 with cash settlement in early January 2008.

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

Cash to be provided by operations in the coming year is largely dependent on sales volume. Our manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the credit markets in general, governmental policies, and other conditions, all of which are beyond our control. Throughout the past nine years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. Unfavorable changes in these factors and terms of financing in the industry may have a material adverse effect on our results of operations or financial condition.

Off-Balance Sheet Arrangements

Our material off-balance sheet arrangements consist of repurchase obligations and letters of credit. Each of these arrangements is discussed below under Contractual Obligations and Commitments.

Contractual Obligations and Commitments (dollars in thousands)

The following table summarizes our contractual obligations at December 31, 2007. For additional information related to these obligations, see Notes 7 and 12 of Notes to Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period. Our debt consists primarily of fixed rate debt. However, there is one bond that has a variable interest rate. We estimated the interest payments due for this bond using 3.62%, the applicable rate at December 31, 2007. We do not have any contractual purchase obligations, and historically, have not entered into contracts committing us to purchase specified quantities of materials or equipment.

	Payments Due by Period
Description (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Industrial development revenue bond issues	$1,775	$620	$890	$265	$--
Real estate term loan	2,737	214	735	576	1,212
Interest	1,083	239	488	207	149
Operating lease obligations	737	511	226	--	--
Total contractual cash obligations	$6,332	$1,584	$2,339	$1,048	$1,361

(a)
The liability for uncertain tax positions, which totaled $247 at December 31, 2007, has been excluded from the above table because we are unable to determine the periods in which these liabilities will be paid.

The following table summarizes our contingent commitments at December 31, 2007, including contingent repurchase obligations and letters of credit. For additional information related to these contingent obligations, see Note 12 of Notes to Consolidated Financial Statements and Critical Accounting Estimates below. Contingent insurance plans’ retrospective premium adjustments are excluded from this table as there is no definite expiration period (see Critical Accounting Estimates below).

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Repurchase obligations (1)	$61,000	$18,500	$42,500	$--	$--
Letters of credit (2)	4,895	4,895	--	--	--
Total commitments	$65,895	$23,395	$42,500	$--	$--

(1)
For a complete description of the contingent repurchase obligation, see Critical Accounting Estimates – Reserve for Repurchase Commitments. Although the commitments outstanding at December 31, 2007 have a finite life, these commitments are continually replaced as we continue to sell our manufactured homes to dealers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. The cost (net recoveries) of these contingent repurchase obligations to us was $(181) (2007), $430 (2006) and $(696) (2005). We have a reserve for repurchase commitments of $1,131 (2007) and $1,513 (2006) based on prior experience and an evaluation of dealers’ financial conditions.

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

Critical Accounting Estimates

We follow certain significant accounting policies when preparing our consolidated financial statements as summarized in Note 1 of Notes to Consolidated Financial Statements. The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the amounts reported in the financial statements and notes. We evaluate these estimates and assumptions on an ongoing basis and use historical experience factors, current economic conditions and various other assumptions that we believe are reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying the accounting treatment with respect to commitments and contingencies. Actual results could differ from these estimates under different assumptions or conditions. The following is a list of the accounting policies that we believe are most important to the portrayal of our financial condition and results of operations that require our most difficult, complex or subjective judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.

Product Warranties

We provide the initial retail homebuyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and current industry trends. Factors we use in the estimation of the warranty liability include historical sales amounts and warranty costs related to homes sold and any outstanding service work orders. We have a reserve for estimated warranties of $11,720 (2007) and $11,900 (2006). Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims or per claim costs exceeding our current warranty expense levels could have a material adverse effect on our results of operations.

Insurance

Our workers’ compensation, product liability and general liability insurance coverages are generally provided under incurred loss, retrospectively rated premium plans. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We were contingently liable at December 31, 2007 for future retrospective premium adjustments and recorded an estimated liability of approximately $4,274 (2007) and $4,816 (2006) related to these contingent claims. Claims exceeding our current expense levels could have a material adverse effect on our results of operations.

Reserve for Repurchase Commitments

Manufactured housing companies customarily enter into repurchase agreements with lending institutions, which provide wholesale floor plan financing to dealers. A majority of our sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event of dealer default. Our risk of loss under repurchase agreements is reduced by the following factors: (1) sales of our manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 7.1% of sales in 2007, excluding MEMA/FEMA-related sales; (2) the price that we are obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 9 to 24 months); and (3) we historically have been able to resell homes repurchased from lenders.

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

Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated on the earlier of the date the dealer sells the home or the commitment expires. The maximum amount for which we are contingently liable under repurchase agreements approximated $61,000 and $62,000 at December 31, 2007 and 2006, respectively. We have a reserve for repurchase commitments of $1,131 (2007) and $1,513 (2006).

Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on our operating results. The deterioration in the availability of retail financing experienced in recent years, along with significant competition from repossessed homes, extended the inventory adjustment period for excess industry retail inventory levels beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken, the inventory overhang could result in even greater intense price competition, cause further pressure on profit margins within the industry, and have a material adverse effect on us. The inventory of Cavalier manufactured homes at all retail locations decreased 3.1% in 2007 from 2006 and increased 23% in 2006 from 2005. The changes in retail inventory, and corresponding changes in repurchase commitments, have been impacted in the last several years by the leveling of retail inventory with demand.

Impairment of Long-Lived Assets

As discussed above, the manufactured housing industry has experienced an overall market decline since the latter part of 1999. Due to the overall reduction in units sold, we have idled, closed or sold manufactured housing facilities, a portion of our insurance and premium finance business, a portion of our supply operations and under-performing retail locations. We periodically evaluate the carrying value of long-lived assets to be held and used, including other intangible assets, when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than our carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. We recorded impairment charges totaling $91 in 2007 based on our estimates of fair values for certain equipment idled in connection with the closing of the Winfield, Alabama facility.

Deferred Tax Asset

Realization of deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. In 2005, we reversed a portion of the deferred tax asset valuation allowance and realized $1,314 in deferred tax benefits as a result of continued improvements in operating performance in that year and projected income and tax liability for 2006. In 2006, we again reviewed information available to us, including the decline in home shipments to a 44-year industry low, our anticipated operating results in 2007, scheduled reversals of deferred tax liabilities, tax planning strategies, and our view of industry conditions. Based on this evaluation, we reestablished a full valuation allowance against our deferred tax assets as of December 31, 2006 under the standards of SFAS No. 109. We will continue to evaluate the need for a valuation allowance in the future, which may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required. As of December 31, 2007, we maintained a valuation allowance of $17,783.

Related Party Transactions

We purchased raw materials of approximately $15,474, $14,698, and $21,586 from MSR Forest Products, LLC during 2007, 2006 and 2005, respectively, which is a company in which we own a minority interest.

We recorded net income of investees accounted for by the equity method of $971, $805, and $775 for the years ended December 31, 2007, 2006, and 2005, respectively.

We used the services of a law firm, Lowe, Mobley & Lowe, a partner of which, Mr. John W Lowe, is one of our directors. We paid legal fees to this firm of $212 (2007), $292 (2006), and $414 (2005). In addition, this law firm received an indirect legal fee payment of $74 in 2005 from the proceeds of the settlement of one of our claims.

Impact of Inflation

We generally have been able to increase our selling prices to offset increased costs, including the costs of raw materials. However, as the number of units shipped by the manufactured housing industry continues to decline, downward pressures on selling prices may not allow us to increase our selling prices to cover any increases in costs. Sudden increases in costs as well as price competition, however, can affect our ability to increase our selling prices. We believe that the relatively moderate rate of inflation over the past several years has not had a significant impact on our sales or profitability, but can give no assurance that this trend will continue in the future.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. We adopted SFAS No. 157 in the first quarter of 2008. We have determined that the adoption of SFAS No. 157 will not have a material impact on our consolidated statement of income or financial condition.

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

We purchase retail installment contracts from our dealers, at fixed interest rates, in the ordinary course of business, and periodically resell a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces our exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. Our portfolio consisted of fixed rate contracts with interest rates generally ranging from 7.0% to 14% and an average original term of 249 months at December 31, 2007. We estimated the fair value of our installment contracts receivable at $9,915 using discounted cash flows and interest rates offered by CIS on similar contracts at December 31, 2007.

We have one industrial development revenue bond issue that is exposed to interest rate changes. Since this borrowing is floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, we have one other industrial development revenue bond issue at a fixed interest rate. We estimated the fair value of our debt instruments at $4,551 using rates at which we believe we could have obtained similar borrowings at December 31, 2007.

	Assumed Annual Principal Cash Flows
(dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Installment loan portfolio (a)	$5,704	$70	$84	$79	$96	$3,811	$9,844	$9,915
(weighted average interest rate – 8.8%)
(a) We have recorded an allowance for credit losses of $725, primarily based upon management's assessment of historical experience factors and current economic conditions.

	Expected Principal Maturity Dates
(dollars in thousands)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Notes payable and long-term debt	$834	$884	$360	$381	$409	$1,644	$4,512	$4,551
(weighted average interest rate – 5.72%)

We have a revolving line of credit and a note payable under a retail floor plan agreement that are exposed to interest rate changes, as they are floating rate debt based on the prime interest rate. These borrowings are excluded from the above table since there is no scheduled payout or maturity date for either of these obligations. We did not have any amounts outstanding under the revolving line of credit at December 31, 2007. The bank’s prime rate at December 31, 2007 and 2006 was 7.25% and 8.25%, respectively. We have $510 and $1,103 of notes payable under the retail floor plan agreement at December 31, 2007 and December 31, 2006, respectively. The notes bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

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

Any or all of the forward-looking statements in this Annual Report on Form 10-K for the year ended December 31, 2007 and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in future filings with the Securities and Exchange Commission or in any of our press releases. See Item 1A, Risk Factors, in this Annual Report on Form 10-K for the period ended December 31, 2007 for a discussion of the factors we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 8: Financial Statements And Supplementary Data

Selected Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited quarterly financial data for the years ended December 31, 2007 and 2006. We believe that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with accounting principles generally accepted in the United States of America. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Totals
	(dollars in thousands, except per share amounts)
2007
Revenue:
Home manufacturing	$52,239	$50,833	$61,765	$42,045	$206,882
Financial services	928	870	1,044	857	3,699
Total revenue	53,167	51,703	62,809	42,902	210,581
Gross profit	7,995	6,049	8,637	5,980	28,661
Net loss	(1,017)	(2,742)	(869)	(3,891)	(8,519)
Basic net loss per share	(0.06)	(0.15)	(0.05)	(0.21)	(0.46)
Diluted net loss per share	$(0.06)	$(0.15)	$(0.05)	$(0.21)	$(0.46)

2006
Revenue:
Home manufacturing	$42,474	$50,123	$57,964	$74,041	$224,602
Financial services	838	777	811	909	3,335
Total revenue	43,312	50,900	58,775	74,950	227,937
Gross profit	6,150	8,541	10,402	13,669	38,762
Net income (loss)	(867)	(788)	161	1,666	172
Basic net income (loss) per share	(0.05)	(0.04)	0.01	0.09	0.01
Diluted net income (loss) per share	$(0.05)	$(0.04)	$0.01	$0.09	$0.01

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control: Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of December 31, 2007.

Based on the evaluation under the criteria contained in the framework of Internal Control: Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Carr, Riggs & Ingram, LLC, an independent registered public accounting firm, as stated in their report.

/s/ DAVID A. ROBERSON
Director and Principal Executive Officer

/s/ MICHAEL R. MURPHY
Chief Financial Officer and Principal Accounting Officer

February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cavalier Homes, Inc.

We have audited the accompanying consolidated balance sheets of Cavalier Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule of the Company listed in Item 15(a). We also have audited the Company's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavalier Homes, Inc. and subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also in our opinion, Cavalier Homes, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As described in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

As described in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of FASB Statement No. 123(R), Share-Based Payment.

/s/ Carr, Riggs & Ingram, LLC
Birmingham, Alabama
February 22, 2008

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(in thousands, except share and per share data)

	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$22,043	$25,967
Accounts receivable, less allowance for losses of $106 (2007) and $78 (2006)	6,208	1,930
Current portion of notes and installment contracts receivable, including held for resale of $5,688 (2007) and $6,288 (2006)	5,761	6,430
Inventories	20,537	22,255
Other current assets	3,681	2,520
Total current assets	58,230	59,102
Property, plant and equipment:
Land	3,777	3,781
Buildings and improvements	33,476	33,451
Machinery and equipment	29,360	28,612
	66,613	65,844
Less accumulated depreciation and amortization	38,789	37,834
Property, plant and equipment, net	27,824	28,010
Installment contracts receivable, less allowance for credit losses of $725 (2007) and $841 (2006)	3,264	4,785
Other assets	2,059	4,809
Total assets	$91,377	$96,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$834	$1,226
Note payable under retail floor plan agreement	510	1,103
Accounts payable	4,720	3,748
Amounts payable under dealer incentives	3,619	3,041
Estimated warranties	11,720	11,900
Accrued insurance	5,158	5,394
Accrued compensation and related withholdings	2,846	2,691
Reserve for repurchase commitments	1,131	1,513
Progress billings	3,546	--
Other accrued expenses	3,384	3,139
Total current liabilities	37,468	33,755
Long-term debt, less current portion	3,678	4,512
Other long-term liabilities	247	39
Total liabilities	41,393	38,306

Commitments and contingencies (Note 12)

Stockholders’ equity:
Series A Junior Participating Preferred stock, $0.01 par value; 200,000 shares authorized, none issued	--	--
Preferred stock, $0.01 par value; 300,000 shares authorized, none issued	--	--
Common stock, $0.10 par value; 50,000,000 shares authorized; 19,412,880 (2007) and 19,327,880 (2006) shares issued	1,941	1,933
Additional paid-in capital	59,126	58,654
Deferred compensation	(185)	--
Retained earnings (deficit)	(7,116)	1,595
Treasury stock, at cost; 983,300 shares	(3,782)	(3,782)
Total stockholders’ equity	49,984	58,400
	$91,377	$96,706

The accompanying notes are an integral part of these consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(in thousands, except per share amounts)

	2007	2006	2005
Revenue	$210,581	$227,937	$272,032
Cost of sales	181,920	189,175	219,435
Gross profit	28,661	38,762	52,597
Selling, general and administrative expenses	37,409	38,607	40,284
Restructuring and impairment charges	267	--	143
Operating income (loss)	(9,015)	155	12,170
Other income (expense):
Interest expense	(712)	(1,110)	(1,314)
Other, net	408	1,330	851
	(304)	220	(463)
Income (loss) from continuing operations before income taxes and equity in earnings of equity-method investees	(9,319)	375	11,707
Income tax provision (benefit)	171	1,049	(32)
Equity in earnings of equity-method investees	971	805	775
Income (loss) from continuing operations	(8,519)	131	12,514
Income (loss) from discontinued operations, including tax benefit of $29 (2006) and gain on disposal of $439 (2005)	--	41	(1,599)
Net income (loss)	$(8,519)	$172	$10,915

Income (loss) per share:
Basic:
From continuing operations	$(0.46)	$0.01	$0.69
From discontinued operations	--	--	(0.09)
Net income (loss)	$(0.46)	$0.01	$0.60
Weighted average shares outstanding	18,378	18,335	18,119
Diluted:
From continuing operations	$(0.46)	$0.01	$0.68
From discontinued operations	--	--	(0.09)
Net income (loss)	$(0.46)	$0.01	$0.59
Weighted average shares outstanding	18,378	18,470	18,357

The accompanying notes are an integral part of these consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(dollars in thousands)

	Common Stock		Additional paid-in capital	Deferred compensation	Retained earnings (deficit)	Treasury stock	Total
	Shares	Amount
Balance, January 1, 2005	18,992,574	$1,899	$56,861	$--	$(9,492)	$(4,101)	$45,167
Stock options exercised	293,131	30	760	--	--	319	1,109
Income tax benefit attributable to exercise of stock options	--	--	654	--	--	--	654
Net income	--	--	--	--	10,915	--	10,915
Balance, December 31, 2005	19,285,705	1,929	58,275	--	1,423	(3,782)	57,845
Stock options exercised	42,175	4	144	--	--	--	148
Stock-based compensation	--	--	235	--	--	--	235
Net income	--	--	--	--	172	--	172
Balance, December 31, 2006	19,327,880	1,933	58,654	--	1,595	(3,782)	58,400
Cumulative effect of adoption of accounting policy related to uncertainty in income taxes	--	--	--	--	(192)	--	(192)
Adjusted balance, January 1, 2007	19,327,880	1,933	58,654	--	1,403	(3,782)	58,208
Stock options exercised	15,000	1	49	--	--	--	50
Restricted stock awards	70,000	7	294	(301)	--	--	--
Stock-based compensation	--	--	129	116	--	--	245
Net loss	--	--	--	--	(8,519)	--	(8,519)
Balance, December 31, 2007	19,412,880	$1,941	$59,126	$(185)	$(7,116)	$(3,782)	$49,984

The accompanying notes are an integral part of these consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(in thousands)

	2007	2006	2005
Operating activities:
Net income (loss)	$(8,519)	$172	$10,915
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,156	2,299	2,477
Deferred income taxes	--	1,314	(1,314)
Stock-based compensation	245	235	--
Provision for credit and accounts receivable losses	218	114	856
Loss (gain) on sale of property, plant and equipment	45	(293)	(578)
Impairment charge	91	--	143
Other, net	(971)	(1,195)	(196)
Installment contracts purchased for resale	(53,853)	(42,664)	(41,442)
Sale of installment contracts purchased for resale	53,347	44,589	34,625
Principal collected on installment contracts purchased for resale	80	221	205
Changes in assets and liabilities:
Accounts receivable, net	(723)	37,554	(35,173)
Inventories	(522)	5,048	(12,394)
Accounts payable	972	(4,073)	3,526
Amounts payable under dealer incentives	578	(4,046)	2,836
Accrued compensation and related withholdings	155	(3,456)	2,394
Other assets and liabilities	666	(3,505)	(1,958)
Net cash provided by (used in) operating activities	(6,035)	32,314	(35,078)
Investing activities:
Proceeds from dispositions of property, plant and equipment	71	1,555	3,537
Capital expenditures	(2,177)	(1,995)	(1,410)
Notes and installment contracts purchased for investment	(1,145)	(326)	(831)
Principal collected on notes and installment contracts purchased for investment	1,582	845	336
Other investing activities	3,756	1,075	349
Net cash provided by investing activities	2,087	1,154	1,981
Financing activities:
Net borrowings (repayment) on note payable under revolving line of credit	--	(17,750)	17,750
Net borrowings (repayment) on note payable under retail floor plan agreement	1,200	(887)	919
Payments on long-term debt	(1,226)	(3,391)	(3,976)
Proceeds from exercise of stock options	50	148	1,109
Net cash provided by (used in) financing activities	24	(21,880)	15,802
Net increase (decrease) in cash and cash equivalents	(3,924)	11,588	(17,295)
Cash and cash equivalents at beginning of period	25,967	14,379	31,674
Cash and cash equivalents at end of period	$22,043	$25,967	$14,379

Supplemental disclosures:
Cash paid for (received from):
Interest	$713	$1,126	$1,234
Income taxes	$(857)	$1,454	$18
Non-cash investing and financing activities:
Retail assets sold for assumption of note payable, net of note receivable of $447	$1,793	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(dollars in thousands except per share amounts)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Cavalier Homes, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, Cavalier, the “Company”, “we”, “our” or “us”). Our minority ownership interests in various joint ventures are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets (see Note 14). Intercompany transactions have been eliminated in consolidation. See Note 13 for information related to our business segments.

Nature of Operations – We design and produce manufactured homes which are sold to a network of dealers located primarily in the South Central and South Atlantic regions of the United States. In addition, through our financial services segment, we offer retail installment sale financing and related insurance products primarily for manufactured homes sold through our dealer network.

Accounting Estimates – Our consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments – The carrying value of our cash equivalents, accounts receivable, accounts payable and accrued expenses approximates fair value because of the short-term nature of these instruments. Additional information concerning the fair value of other financial instruments is disclosed in Notes 4 and 7.

Cash Equivalents – We consider all highly liquid investments with original maturities of three months or less to be cash equivalents.

Accounts Receivable – Accounts receivable are carried at original invoice amount less an estimated allowance for doubtful accounts. Management determines the allowance for doubtful accounts by identifying troubled accounts and estimating expected losses using historical experience. Amounts billable under contracts in advance of shipment are included in accounts receivable and in current liabilities as progress billings.

Installment Contracts Receivable – Installment contracts receivable of CIS Financial Services, Inc. (“CIS”), a wholly-owned subsidiary, are reported at their outstanding unpaid principal balances reduced by any charge-off or specific valuation accounts. We purchase the majority of our contracts receivable with the intent to resell the loans, with limited recourse, to financial institutions under the terms of retail financing agreements. Recourse is applicable in the case of fraud or misrepresentation. CIS may also be required to repurchase the loan from certain third party financial institutions if any of the first four payments on a loan become 90 days delinquent. We have never been obligated to repurchase the loans under the limited recourse provisions of these contracts. Such sales are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Loans purchased for resale are recorded in our balance sheet at the lower of cost or market and are classified as held for sale if we have the intent and believe that we have the ability to resell the loans within one year from acquisition based on the terms of retail financing agreements with various financial institutions. Loan origination and other fees, net of capitalized costs, are deferred and recognized over the life of the loan as an adjustment of yield.

Allowance for Credit Losses on Installment Contracts – We have provided an allowance for estimated future credit losses resulting from retail financing activities of CIS based on management’s periodic evaluation of our past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current economic conditions. The allowance for credit losses is increased by charges to income and decreased by charge-offs (net of recoveries).

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Included in finished goods are repossessed inventories of CIS which are recorded at estimated net realizable value.

Property, Plant and Equipment – Property, plant and equipment in use is stated at cost and depreciated over the estimated useful lives of the related assets primarily using the straight-line method. Maintenance and repairs are expensed as incurred.

Impairment of Long-Lived Assets – In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than our carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are primarily based on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose.

Revenue Recognition – Revenue for manufactured homes sold to independent dealers generally is recorded when all of the following conditions have been met: (a) an order for the home has been received from the dealer, (b) an agreement with respect to payment terms (usually in the form of a written or verbal approval for payment) has been received from the dealer’s flooring institution, and (c) the home has been shipped and risk of loss has passed to the dealer. All sales are final and without recourse except for the contingency described in Note 12. Estimated sales incentives, including rebates, payable to our independent retailers are accrued at the time of sale and are recorded as a reduction of revenue. Sales incentive levels are estimated based on the anticipated sales volume purchased by our independent retailers within the rebate period specified in the sales incentive agreements. For Company-owned retail locations, revenue is recorded when the home has been delivered and accepted by the retail customer, risk of ownership has been transferred and funds have been received. Interest income on installment contracts receivable is recognized using a method which approximates the interest method. Accrual of interest income on installment contracts receivable is suspended when a loan is contractually delinquent for 90 days or more. The accrual is resumed when the loan becomes contractually current, and past-due interest income is recognized at that time.

Product Warranties – We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We have provided a liability of $11,720 (2007) and $11,900 (2006) for estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for product warranty was as follows:

	2007	2006	2005
Balance, beginning of period	$11,900	$13,190	$13,255
Provision for warranties issued in the current period	12,632	12,407	15,850
Adjustments for warranties issued in prior periods	1,210	234	(580)
Payments	(14,022)	(13,931)	(15,335)
Balance, end of period	$11,720	$11,900	$13,190

Reserve for Repurchase Commitments – We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price we are obligated to pay generally declines over the period of the agreement (generally 9 – 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. We apply FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 and SFAS No. 5, Accounting for Contingencies, to account for our liability for repurchase commitments. Under the provisions of FIN 45 during the period in which a home is sold (inception of a repurchase commitment), we record the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Subsequent to the inception of the repurchase commitment, we evaluate the likelihood that we will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, we evaluate the probability of default for the group of dealers who are identified at an elevated risk of default and apply a probability of default to the group, based on historical default rates. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home.

Insurance – Our workers’ compensation, product liability and general liability insurance coverages are generally provided under incurred loss, retrospectively rated premium plans. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available.

Other Income (Expense): Other, net – Other, net included in our consolidated statement of operations is comprised primarily of interest income (unrelated to financial services), dividends received from an unconsolidated investee accounted for under the cost method, and gain (loss) on the sale of the stock of unconsolidated cost method investees.

Net Income (Loss) Per Share – We report two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:

	2007	2006	2005
Income (loss) from continuing operations	$(8,519)	$131	$12,514
Income (loss) from discontinued operations	--	41	(1,599)
Net income (loss)	$(8,519)	$172	$10,915

Weighted average shares outstanding:
Basic	18,378	18,335	18,119
Effect of potential common stock from the exercise of stock options	--	135	238
Diluted	18,378	18,470	18,357

Income (loss) per share:
Basic:
From continuing operations	$(0.46)	$0.01	$0.69
From discontinued operations	--	--	(0.09)
Net income (loss)	$(0.46)	$0.01	$0.60
Diluted:
From continuing operations	$(0.46)	$0.01	$.68
From discontinued operations	--	--	(0.09)
Net income (loss)	$(0.46)	$0.01	$0.59
Weighted average option shares excluded from computation of diluted loss per share because their effect is anti-dilutive	889	1,160	1,340

Restricted common stock outstanding issued to employees totaling 46,666 shares has been excluded from the computation of basic earnings (loss) per share as of December 31, 2007 since the shares are not vested and remain subject to forfeiture.

Stock-Based Compensation – Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective method. SFAS 123R, which supersedes Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), requires us to record compensation cost over the vesting period of awards of equity instruments based on the grant date fair value of the award and applies to new awards issued, awards modified, repurchased or cancelled and unvested awards after the effective date. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under previous literature.

Prior to the adoption of SFAS 123R, we used the intrinsic value method under APB 25. No compensation cost was recorded in 2005 since options were issued with exercise prices equal to the market prices of the underlying common stock on the dates of grant.

Recently Issued Accounting Pronouncements – In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 157 in the first quarter of 2008. We have determined that the adoption of SFAS No. 157 will not have a material impact on our consolidated statement of income or financial condition.

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

Reclassifications – Certain amounts from the prior periods have been reclassified to conform to the 2007 presentation.

2.	RESTRUCTURING CHARGES

In 2007, we closed one of two home manufacturing lines in our Millen, Georgia facility and we consolidated the production at our Winfield, Alabama facility into our Hamilton, Alabama operations based on reviews of our overall production capacity and the continued weakness in the manufactured housing markets. These actions were taken to reduce our costs and increase overall productivity. We recorded restructuring charges totaling $176 in connection with these actions for one-time termination benefits paid in 2007 to 76 employees. No additional charges are expected to be incurred in connection with these restructurings.

3.	DISCONTINUED OPERATIONS

In February 2005, we announced our decision to close an underperforming home manufacturing plant in Ft. Worth, Texas, which accounted for about 10% of total revenue and 11% of floor shipments in 2004. The Ft. Worth plant employed approximately 150 people, each of whom received a severance benefit paid at the date the employee ceased rendering service. During 2005, we recorded involuntary termination benefits of $878. We sold the Ft. Worth property, plant and equipment in June 2005 realizing a gain of $439. These amounts are included in “Income (loss) from discontinued operations” in the accompanying statement of operations.

Summary operating results of the discontinued operations for the years ended December 31, 2007, 2006, and 2005 were:

	2007	2006	2005
Revenue	$--	$--	$3,124
Income (loss) from discontinued operations	--	41	(1,599)

4.	INSTALLMENT CONTRACTS RECEIVABLE

CIS finances retail sales through the purchase of installment contracts primarily from a portion of our dealer network and originates direct mortgage loans, at fixed interest rates, in the ordinary course of business, and resells a majority of the loans to financial institutions under the terms of retail finance agreements. CIS enters into agreements to sell, with limited recourse, contracts in its portfolio that meet specified credit criteria. Recourse is applicable in the case of fraud or misrepresentation. CIS may also be required to repurchase the loan from certain third party financial institutions if any of the first four payments on a loan become 90 days delinquent. We have never been obligated to repurchase the loans under the limited recourse provisions of these contracts. Under these agreements, CIS sold $53,347, $44,589, and $34,625 of contracts receivable and realized gains of $1,906, $1,612, and $1,310 for the years ended December 31, 2007, 2006, and 2005, respectively. Standard loan programs require minimum down payments or land equity, ranging from 5% to 20% of the purchase price of the home, on all installment contracts based on the creditworthiness of the borrower. CIS’s portfolio consists of fixed rate contracts with interest rates generally ranging from 7.0% to 14.0% and from 7.5% to 14.0% at December 31, 2007 and 2006, respectively. The average original term of the portfolio was approximately 284 and 268 months at December 31, 2007 and 2006, respectively. For loans held in its portfolio, CIS requires the borrower to maintain adequate insurance on the home throughout the life of the contract. Contracts are secured by the home which is subject to repossession by CIS upon default by the borrower. At December 31, 2007, scheduled principal payments of installment contracts receivable, including expected sales of installment contracts in 2008, are as follows (excludes deferred origination fees, points and capitalized costs of $167):

Years ending December 31,
2008	$5,704
2009	70
2010	84
2011	79
2012	96
Thereafter	3,811
$9,844

We maintain a reserve for loans based on historical experience, the estimated value of any underlying collateral, and specifically identified factors presenting uncertainty with respect to collectibility. Activity in the allowance for credit losses on installment contracts was as follows:

	2007	2006	2005
Balance, beginning of year	$841	$968	$953
Provision for credit losses	227	145	857
Charge offs, net	(343)	(272)	(842)
Balance, end of year	$725	$841	$968

At December 31, 2007 and 2006, the estimated fair value of installment contracts receivable excluding loans identified as presenting uncertainty with respect to collectibility was $9,915 and $13,000, respectively. These fair values were estimated using discounted cash flows and interest rates offered by CIS on similar contracts at such times.

5.	INVENTORIES

Inventories consisted of the following:

	2007	2006
Raw materials	$11,967	$14,552
Work-in-process	1,263	1,424
Finished goods	7,307	6,279
Total inventories	$20,537	$22,255

During 2007, 2006, and 2005, we purchased raw materials of approximately $15,474, $14,698, and $21,586, respectively, from a joint venture in which we own a minority interest.

6.	IMPAIRMENT CHARGES

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we record the liability, measured at fair value, for costs associated with an exit or disposal activity when the liability is incurred. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as “held for sale” if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. We had idle assets of $6,873 (2007) and $6,589 (2006) recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities which we are attempting to sell. Management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as “held and used” and depreciation has continued on these assets.

In connection with the idling of the Winfield, Alabama facility, we recorded impairment charges totaling $91 to write-down idled equipment to its fair value based on management’s estimate. We obtained an independent appraisal for the Winfield land and buildings, which indicated the property was not impaired.

7.	CREDIT ARRANGEMENTS

In June 2007, we entered into agreements to provide 500 homes to the Mississippi Emergency Management Agency (“MEMA”) as part of that state's ongoing efforts to provide permanent and semi-permanent housing for residents displaced by Hurricane Katrina. In order to fund our short term cash needs required to produce these homes, we amended our credit facility (the "Credit Facility") on June 26, 2007 with our primary lender to increase the revolving line of credit component during the period from June 1, 2007 through February 5, 2008 (the "temporary advance period") from $25,000 to the lesser of $30,000 or the collateral loan value, effectively waiving temporarily the tangible net worth requirement listed in the table below. The Credit Facility defines collateral loan value as the lesser of an amount based on defined percentages of accounts and notes receivable and inventories or certain levels of tangible net worth plus any treasury stock purchases after December 31, 2003.

Tangible Net Worth (“TNW”)	Credit Facility Available
Above $50,000	35% of TNW
$38,000 – $50,000	$15,000
$23,000 – $38,000	$15,000 to zero (dollar for dollar reduction)

The Credit Facility is comprised of (i) a revolving line of credit that provides for borrowings (including letters of credit) up to $25,000 (increased to $30,000 as noted above) and (ii) a real estate term loan with an initial term of 14 years, which are cross-secured and cross-defaulted. We also amended the terms of the Credit Facility in February 2007 to, among other things, (i) extend the maturity date to April 15, 2008, (ii) reduce the interest rate on borrowings if TNW exceeds $62,000, (iii) increase the annual capital expenditure limit to $5,000, and (iv) revise certain financial covenants as noted below.

At December 31, 2007, $10,971 was available under the revolving line of credit after deducting letters of credit of $4,895. We borrowed a total of $8,000 under the revolving line of credit during the third and fourth quarters of 2007, which was repaid. No amounts were outstanding under the revolving line of credit as of December 31, 2007 and 2006.

The applicable interest rates as of December 31, 2007 under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

Tangible Net Worth	Interest Rate
above $62,000	Prime less 1.00%
$56,500 – $62,000	Prime
$38,000 – $56,500	Prime plus 0.50%
below $38,000	Prime plus 1.00%

The bank’s prime rate at December 31, 2007 and 2006 was 7.25% and 8.25%, respectively.

A total of $2,737 and $2,937 were outstanding at December 31, 2007 and December 31, 2006, respectively, under the real estate term loan agreement contained in the Credit Facility. Interest on the term note is fixed for a period of five years from issuance (September 2003) at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility, as amended, contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $5,000 for the year ended December 31, 2007 and thereafter. In addition, the Credit Facility contains certain financial covenants requiring us to maintain on a consolidated basis certain defined levels of debt to tangible net worth ratio (not to exceed 2.5 to 1) and cash flow to debt service ratio of not less than 1.2 to 1 for the year ended December 31, 2007 and thereafter, and to maintain a current ratio, as defined, of at least 1.0 to 1 and consolidated tangible net worth of at least $23,000. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. We were not in compliance with the cash flow to debt service ratio covenant for the year ended December 31, 2007, but we obtained a waiver from our lender for noncompliance with this annually measured covenant. We were in compliance with all other debt covenants as of December 31, 2007.

In February 2008, subsequent to year-end, we further amended the terms of the Credit Facility to, among other things, (i) extend the maturity date to April 2009, (ii) revise the amount available under the revolving credit line to $17,500 and eliminate the tiered availability based on TNW shown above, (iii) revise the interest rate as follows: TNW greater than $62,000 – prime less 0.50%; TNW from $56,500 to $62,000 – prime; TNW from $38,000 to $56,500 – prime plus 0.75%; and TNW less than $38,000 – prime plus 1.25%, and (iv) modify certain financial covenants as follows: maintain on a consolidated basis certain defined levels of liabilities to tangible net worth ratio not to exceed 1.5 to 1; maintain a current ratio of at least 1.1 to 1; maintain minimum cash and cash equivalents of $5,000; achieve an annual cash flow to debt service ratio of not less than 1.35 to 1; and achieve an annual minimum profitability of $100.

We have amounts outstanding under Industrial Development Revenue Bond issues (“Bonds”) which totaled $1,775 and $2,800 at December 31, 2007 and December 31, 2006, respectively. One bond issue bearing interest at variable rates ranging from 5.0% to 5.25% will mature at various dates through April 2009; and a second bond issue is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 3.62% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of our plant facilities and equipment.

We had $510 and $1,103 of notes payable under a retail floor plan agreement at December 31, 2007 and December 31, 2006, respectively. The notes are collateralized by certain Company-owned retail stores’ new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

At December 31, 2007, principal repayment requirements on long-term debt are as follows:

Years ending December 31,
2008	$834
2009	884
2010	360
2011	381
2012	409
Thereafter	1,644
Total	4,512
Less current portion	834
Long-term debt, less current portion	$3,678

At December 31, 2007 and 2006, the estimated fair value of outstanding borrowings was $4,551 and $5,787, respectively. These estimates were determined using rates at which we believe we could have obtained similar borrowings at such times.

8.	STOCKHOLDERS’ EQUITY

The Stockholder Rights Plan set forth in a Rights Agreement dated October 23, 1996 between us and our Rights Agent expired on November 2, 2006.

Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 3,168,800 shares were purchased at a cost of $24,842 during the four year period ended December 31, 2001. We retired 2,151,500 of these shares at December 31, 1999, with the remaining shares being recorded as treasury stock. During 2005, we reissued 34,000 treasury shares upon exercise of stock options. At December 31, 2007, we have authority under the program to acquire up to 831,200 additional shares.

9.	STOCK-BASED COMPENSATION

Stock Incentive Plans

At December 31, 2007, our stock incentive plans included the following:

a.
The 2005 Incentive Compensation Plan (the “2005 Plan”) provides for both incentive stock options and non-qualified stock options to key employees. The 2005 Plan also provides for stock appreciation rights and awards of both restricted stock and performance shares. Awards are granted at prices and terms determined by the compensation committee of the Board of Directors. The term for awards granted under the 2005 Plan cannot exceed ten years from the date of grant. Upon adoption of the 2005 Plan, our 1996 Key Employee Stock Incentive Plan (the “1996 Plan”) was terminated. However, the termination of the 1996 Plan did not affect any options which were outstanding and unexercised under that Plan. A total of 1,500,000 shares of common stock are authorized for issuance under the 2005 Plan. As of December 31, 2007, shares authorized for grant and available to be granted under the 2005 Plan totaled 1,430,000 shares.

b.
The 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”) provides for the issuance of up to 500,000 shares of our common stock, which is reserved for grant to non-employee directors. Options are granted upon the director’s initial election and automatically on an annual basis thereafter at fair market value on the date of such grant. Stock option grants become exercisable at a rate of 1/12th of the shares subject to the stock option on each monthly anniversary of the date of grant. Except in the case of death, disability, or retirement, options granted under the 2005 Directors Plan expire ten years from the date of grant. We had a 1993 Non-employee Director Plan, (the “1993 Plan”), but upon adoption of the 2005 Directors Plan, we did not make additional grants under the 1993 Plan and the 1993 Plan was terminated. However, the termination of the 1993 Plan did not affect any options which were outstanding and unexercised under that Plan. As of December 31, 2007, shares available to be granted under the 2005 Directors Plan totaled 440,000 shares.

The following table sets forth the summary of activity under our stock incentive plans for the years ended December 31, 2007, 2006, and 2005:
		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2004	1,071,974	2,084,386	$8.39
Approved (2005 Directors Plan)	500,000	--	--
Plan shares expired	(71,723)	--	--
Granted at fair value	(25,000)	25,000	5.51
Exercised – increase in common shares	--	(293,131)	3.39
Exercised – treasury shares reissued	--	(34,000)	3.40
Canceled	43,583	(43,583)	9.72
Balance at December 31, 2005	1,518,834	1,738,672	9.26
Plan shares expired	(46,341)	--	--
Granted at fair value	(35,000)	35,000	6.45
Stock awards	(70,000)	--	--
Exercised	--	(42,175)	3.53
Canceled	357,684	(357,684)	13.30
Balance at December 31, 2006	1,725,177	1,373,813	8.32
Plan shares expired	(383,392)	--	--
Granted at fair value	(30,000)	30,000	4.16
Exercised	--	(15,000)	3.36
Canceled	558,215	(558,215)	10.46
Balance at December 31, 2007	1,870,000	830,598	$6.81
Options exercisable at December 31, 2007		828,096	$6.82
Options exercisable at December 31, 2006		1,371,311	$8.32
Options exercisable at December 31, 2005		1,738,672	$9.26

The weighted average fair values of options granted during 2007, 2006, and 2005 were $2.29, $3.53, and $3.05, respectively. The total intrinsic value of options exercised during 2007, 2006, and 2005 were $21, $128, and $1,040, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2007 was $5. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The following table summarizes information concerning stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.69 – $3.03	51,175	4.52	$2.50	51,175	$2.50
$3.04 – $4.16	330,673	4.18	3.57	328,171	3.56
$4.17 – $9.75	145,400	2.97	8.56	145,400	8.56
$9.76 – $11.00	303,350	0.11	10.24	303,350	10.24
$1.69 – $11.00	830,598	2.50	$6.81	828,096	$6.82

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

The assumptions used to value stock option grants are as follows:

	2007	2006	2005
Dividend yield	--%	--%	--%
Expected volatility	59.23%	60.80%	61.77%
Risk free interest rate	4.68%	5.04%	3.71%
Expected lives	5.0 years	4.6 years	5.0 years

The fair value of the restricted stock awards granted in 2006 for 70,000 shares was $463 based on the closing market price of $6.61 on the date of the award. No awards were granted in 2007. We recognize the estimated compensation cost of restricted stock awards, defined as the fair value of our common stock on the date of grant, on a straight line basis over the three year vesting period. During the first quarter of 2007, stock certificates for the 70,000 restricted stock awards were issued, of which 23,334 vested on March 13, 2007. The remaining 46,666 restricted stock awards were unvested as of December 31, 2007. Deferred compensation of $185 as of December 31, 2007 represents the unamortized cost of these unvested restricted stock awards.

Stock-based compensation recorded in 2007 and 2006 was $245 and $235, respectively, and is included in selling, general and administrative expense in our statement of operations. Future compensation cost on unvested stock-based awards as of December 31, 2007 is estimated to be $185, which will be charged to expense on a straight line basis through March 2009.

The following table provides the pro forma amounts of net income and net income per share for the year ended December 31, 2005 that would have resulted if we had accounted for our stock incentive plans under the fair value recognition provisions of SFAS No. 123R:

2005
Net income, as reported	$10,915
Less: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	76
Pro forma	$10,839

Income per share:
Basic:
As reported	$0.60
Pro forma	$0.60
Diluted:
As reported	$0.59
Pro forma	$0.59

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

10.	INCOME TAXES

Provision (benefit) for income taxes consists of:

	2007	2006	2005
Continuing operations:
Current:
Federal	$105	$(362)	$3,350
State	66	97	589
Reduction of current expense by net operating loss carryforward	--	--	(2,657)
	171	(265)	1,282
Deferred:
Federal	(2,796)	562	4,299
State	(278)	(175)	212
Change in valuation allowance	3,074	927	(5,825)
	--	1,314	(1,314)
Provision (benefit) for income taxes, continuing operations	171	1,049	(32)
Discontinued operations, federal current	--	(29)	--
Provision (benefit) for income taxes	$171	$1,020	$(32)

We adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of $192 in the liability for uncertain tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance, January 1, 2007, after adoption	$231
Increase as a result of tax positions taken in prior years	16
Balance, December 31, 2007	$247

We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. In conjunction with the adoption of FIN 48, we recognized $98 for the payment of interest and penalties at January 1, 2007, which is included as a component of the $192 liability for uncertain tax positions. Interest and penalties associated with uncertain tax positions of $16 was recognized in 2007 and totaled $114 as of December 31, 2007. To the extent interest and penalties are not assessed in the future with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The total amount of liability for uncertain tax benefits that, if recognized, would affect the effective tax rate was $241 as of December 31, 2007.

We file consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities in our major tax jurisdictions for years before 2003.

The exercise of stock options that resulted in a tax benefit has been reflected as a reduction of income taxes payable and an increase to additional paid-in capital. Such benefits recorded were $654 for the year ended December 31, 2005.

Total provision for income tax (benefit) differs from the amount of income tax determined by applying the applicable U.S statutory federal income tax rate to income before taxes as a result of the following differences:

	2007	2006	2005
Income tax provision (benefit) at expected federal income tax rate	$(2,922)	$417	$3,813
State income tax provision (benefit), net of federal tax effect	(235)	17	1,213
Change in valuation allowance	3,074	927	(5,825)
Non-deductible operating expenses	140	117	107
Expiration of carryforward items	85	--	489
Return to provision adjustments	(83)	(291)	357
Change in liability for tax contingencies	--	(174)	--
Other	112	7	(186)
Total	$171	$1,020	$(32)

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

In 2006, our need for a valuation allowance considered a number of factors, including our 2006 operating performance, downward industry trends in shipments of manufactured housing, future projected shipments, and an uncertainty about future results given the overall economic environment. As a result, we recorded an adjustment to our valuation allowance to fully reserve our deferred tax assets. The valuation allowance against deferred tax assets totaling $17,783 as of December 31, 2007 may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required.

Deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets and liabilities are comprised of the following as of December 31, 2007 and 2006:

	2007	2006
Current differences:
Warranty expense	$4,010	$4,336
Inventory capitalization	1,340	1,142
Allowance for losses on receivables	465	590
Accrued expenses	2,454	2,600
Repurchase commitments	294	342
	8,563	9,010
Less valuation allowance	8,563	9,010
Totals	$--	$--

Non-current differences:
Depreciation and basis differential of acquired assets	$1,025	$1,137
Net operating loss and other carryforwards	8,037	4,169
Goodwill	6	216
Other	152	177
	9,220	5,699
Less valuation allowance	9,220	5,699
Totals	$--	$--

In 2005, we utilized federal net operating loss carry forwards of $6,843 and state net operating loss carryforwards of $4,208 to reduce taxes otherwise payable. At December 31, 2007, we had federal and state net operating loss carryforwards of $10,719 and $68,272, respectively. The net operating loss carry forwards will expire as follows:

Years ending December 31,	Federal	State
2008	$103	$557
2009	103	105
2010	334	--
2011	--	276
2012	--	546
2019	--	98
2020	--	20,815
2021	--	7,686
2022	--	12,269
2023	--	9,656
2024	--	3,070
2025	--	103
2026	--	2,607
2027	10,179	10,484

Net cash paid for (received from) income taxes for the years ended December 31, 2007, 2006, and 2005 was $(857), $1,454, and $18, respectively.

11.	EMPLOYEE BENEFIT PLANS

We have self-funded group medical plans which are administered by third party administrators. The medical plans have reinsurance coverage limiting liability for any individual employee loss to a maximum of $100, with an aggregate limit of losses in any one year based on the number of covered employees. Incurred claims identified under our incident reporting system and incurred but not reported claims are funded or accrued based on estimates that incorporate our past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries. We have established self-insurance trust funds for payment of claims and make deposits to the trust funds in amounts determined by outside consultants. The cost of these plans to us was $2,428, $3,138, and $1,579 for years ended December 31, 2007, 2006, and 2005, respectively.

We sponsor a 401(k) retirement plan covering all employees who meet participation requirements. Employee contributions are limited to a percentage of compensation as defined in the plan. The amount of our matching contribution is discretionary as determined by our Board of Directors. Our matching contributions totaled $465, $481, and $423 for the years ended December 31, 2007, 2006, and 2005, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements with varying monthly payments and expiration dates through December 2011. Total rent expense under operating leases was $466, $533, and $238 for the years ended December 31, 2007, 2006, and 2005, respectively. Future minimum rents payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2007 are $511, $222, $3, and $1 for the years ending December 31, 2008, 2009, 2010, and 2011, respectively.

Contingent Liabilities and Other

a.
Under the repurchase agreements described in Note 1, we were contingently liable at December 31, 2007, to financial institutions providing inventory financing for retailers of our products up to a maximum of approximately $61,000 in the event we must perform under the repurchase commitments. We recorded an estimated liability of $1,131 and $1,513 at December 31, 2007 and December 31, 2006, respectively, related to these commitments. Activity in the reserve for repurchase commitments was as follows:

	2007	2006	2005
Balance, beginning of period	$1,513	$1,270	$2,052
Reduction for payments made on inventory purchases	(252)	(197)	(86)
Recoveries for inventory repurchase	51	10	--
Accrual for guarantees issued during the period	1,334	2,173	2,059
Reduction to pre-existing guarantees due to declining obligations or expired guarantees	(1,607)	(2,045)	(2,415)
Changes to the accrual for pre-existing guarantees for those dealers deemed to be probable of default	92	302	(340)
Balance, end of period	$1,131	$1,513	$1,270

In conjunction with the review of our critical accounting estimates, we evaluated our historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default. Based on our review of dealers’ circumstances, we recorded a change in accounting estimate that resulted in reductions in revenue in 2007 and 2006 of $92 and $302, respectively, but an increase in revenue of $340 for the year ended December 31, 2005.

b.
Under the insurance plans described in Note 1, we were contingently liable at December 31, 2007 for future retrospective premium adjustments. We recorded an estimated liability of $4,274 at December 31, 2007 and $4,816 at December 31, 2006 related to these contingent claims.

c.
Litigation is subject to uncertainties and we cannot predict the probable outcome or the amount of liability of individual litigation matters with any level of assurance. We are engaged in various legal proceedings that are incidental to and arise in the course of our business. Certain of the cases filed against us and other companies engaged in businesses similar to ours allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Our liability under some of this litigation is covered in whole or in part by insurance. Anticipated legal fees and other losses, in excess of insurance coverage, associated with these lawsuits are accrued at the time such cases are identified or when additional information is available such that losses are probable and reasonably estimable. In our opinion, the ultimate liability, if any, with respect to the proceedings in which we are currently involved is not presently expected to have a material adverse effect on our results of operations, financial position or liquidity. We used the services of a law firm in which a partner is also one of our directors. We paid legal fees to this firm of $212 (2007), $292 (2006), and $414 (2005). In addition, the law firm received an indirect legal fee payment of $74 in 2005 from the proceeds of the settlement of one of our claims.

d.
We have provided letters of credit totaling $4,895 as of December 31, 2007 to providers of certain of our surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies.

13.	SEGMENT INFORMATION

Our reportable segments are organized around products and services. The home manufacturing segment is comprised of our four manufacturing divisions (five plants), which are aggregated for reporting purposes, our supply companies who sell their products primarily to the manufacturing divisions, and retail activities that provide revenue from home sales to individuals. Through our home manufacturing segment, we design and manufacture homes, which are sold in the United States to a network of dealers. Through our financial services segment, we primarily offer retail installment sale financing and related insurance products for manufactured homes sold through our dealer network. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that intercompany transactions and balances have not been eliminated. Our determination of segment operating profit does not reflect other income (expense), equity in earnings of equity-method investees, or income tax provision (benefit).

	2007	2006	2005
Revenue from external customers:
Home manufacturing	$206,882	$224,602	$269,030
Financial services	3,699	3,335	3,002
Total revenue from external customers	$210,581	$227,937	$272,032

Operating income (loss):
Home manufacturing	$(6,194)	$3,765	$17,862
Financial services	972	929	34
Segment operating income (loss)	(5,222)	4,694	17,896
General corporate	(3,793)	(4,539)	(5,726)
Total operating income (loss)	$(9,015)	$155	$12,170

Depreciation:
Home manufacturing	$1,929	$2,078	$2,275
Financial services	31	28	25
Segment depreciation	1,960	2,106	2,300
General corporate	196	193	177
Total depreciation	$2,156	$2,299	$2,477

Capital expenditures:
Home manufacturing	$1,951	$1,715	$1,305
Financial services	87	14	17
Segment capital expenditures	2,038	1,729	1,322
General corporate	139	266	88
Total capital expenditures	$2,177	$1,995	$1,410

Identifiable assets:
Home manufacturing	$62,809	$62,160	$100,614
Financial services	14,587	13,608	15,423
Segment assets	77,396	75,768	116,037
General corporate	13,981	20,938	16,784
Total assets	$91,377	$96,706	$132,821

The financial services segment’s operating profit includes net interest income of $1,101, $1,052, and $1,107, and gains from the sale of installment contracts of $1,906, $1,612, and $1,310, for the years ended December 31, 2007, 2006, and 2005, respectively.

Identifiable assets for the general corporate category include $1,118, $3,943, and $3,728 of investment in equity-method investees at December 31, 2007, 2006, and 2005, respectively.

14.	EQUITY METHOD INVESTEES

Our minority ownership interests in joint ventures are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets in the amount of $1,118 (2007) and $3,943 (2006). We recorded equity in earnings of equity-method investees of $971, $805, and $775 for the years ended December 31, 2007, 2006, and 2005, respectively. Cash distributions received from investees accounted for by the equity method were $784, $622, and $367 for the years ended December 31, 2007, 2006, and 2005, respectively. At December 31, 2007, none of our equity method investees were defined as significant. In 2006, our only significant minority ownership interest in an individual joint venture was in WoodPerfect, Ltd. of which we owned a 35.42% interest. We completed the significance tests in 2007 and 2006 using the average income for the previous five-year periods since income from continuing operations was at least 10% lower than the average income for the five year periods (excluding losses).

Effective as of September 30, 2007, we sold our ownership interest in WoodPerfect, Ltd. to a joint venture partner and we acquired that partner’s interest in another of our joint ventures. We received net cash on the sale/swap of these partnership interests of $3,012 and recognized a gain on the sale of $123. Following this transaction, we have one remaining operating equity-method investee. Summarized information related to the combined group of equity investees and for WoodPerfect, Ltd., individually, is shown below. The income statement information for WoodPerfect for 2007 is only shown through September 30, 2007.

	2007	2006	2005
Combined group:
Balance sheet:
Current assets	$3,742	$12,418	$13,171
Non-current assets	2,227	6,479	9,217
Current liabilities	611	2,030	3,769
Non-current liabilities	831	2,974	3,236
Income Statement:
Net sales	51,251	75,537	94,625
Gross profit	10,497	11,285	12,417
Income from continuing operations	3,161	1,259	3,505
Net income	3,161	1,259	3,505

WoodPerfect, Ltd:
Balance sheet:
Current assets	--	7,033	8,037
Non-current assets	--	3,232	3,388
Current liabilities	--	1,480	3,096
Non-current liabilities	--	156	110
Income Statement:
Net sales	29,905	47,553	61,084
Gross profit	4,938	5,954	6,854
Income from continuing operations	1,576	1,463	1,953
Net income	1,576	1,463	1,953

15.	CONCENTRATION OF CREDIT RISK

We design and produce manufactured homes which are sold to a network of dealers located primarily in the South Central and South Atlantic regions of the United States and under agreements, which may be terminated at any time by either party, with or without cause, after a short notice period. We are not dependent on any single dealer, and the largest independent dealer accounted for approximately 7.1% of sales in 2007, excluding MEMA related sales.

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

16.	SUBSEQUENT EVENT

In February 2008, subsequent to year-end, we further amended the terms of the Credit Facility to, among other things, (i) extend the maturity date to April 2009, (ii) revise the amount available under the revolving credit line to $17,500 and eliminate the tiered availability based on TNW shown above, (iii) revise the interest rate as follows: TNW greater than $62,000 – prime less 0.50%; TNW from $56,500 to $62,000 – prime; TNW from $38,000 to $56,500 – prime plus 0.75%; and TNW less than $38,000 – prime plus 1.25%, and (iv) modify certain financial covenants as follows: maintain on a consolidated basis certain defined levels of liabilities to tangible net worth ratio not to exceed 1.5 to 1; maintain a current ratio of at least 1.1 to 1; maintain minimum cash and cash equivalents of $5,000; achieve an annual cash flow to debt service ratio of not less than 1.35 to 1; and achieve an annual minimum profitability of $100.

CAVALIER HOMES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(dollars in thousands)

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year

Allowance for losses on accounts receivable:
Year Ended December 31, 2007	$78	$28	$--	$106
Year Ended December 31, 2006	$56	$22	$--	$78
Year Ended December 31, 2005	$85	$(1)	$(28)	$56

Deferred tax asset valuation allowance:
Year Ended December 31, 2007	$14,709	$3,074	$--	$17,783
Year Ended December 31, 2006	$13,782	$927	$--	$14,709
Year Ended December 31, 2005	$19,607	$--	$(5,825)	$13,782

Item 9: Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A: Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2007. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 33 of this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls that occurred during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers And Corporate Governance

The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008, which is incorporated herein by reference.

Item 11: Executive Compensation

The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008, which is incorporated herein by reference.

Item 12: Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008, which is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 regarding compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	813,598	$6.88	1,870,000
Equity compensation plans not approved by stockholders	17,000	$3.40	--
Total	830,598	$6.81	1,870,000

See Note 9 of Notes to Consolidated Financial Statements for information regarding the material features of the above plans. Each of the above plans provides that the number of shares with respect to which options may be granted, and the number of shares of our common stock subject to an outstanding option, shall be proportionately adjusted in the event of a subdivision or consolidation of shares or the payment of a stock dividend on our common stock, and the purchase price per share of outstanding options shall be proportionately revised.

Item 13: Certain Relationships And Related Transactions, And Director Independence

The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008, which is incorporated herein by reference.

Item 14: Principal Accountants Fees And Services

The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 2008, which is incorporated herein by reference.
 IV

Item 15: Exhibits And Financial Statement Schedules

3.The exhibits required to be filed with this report are listed below. We will furnish upon request any of the exhibits listed upon the receipt of $15.00 per exhibit, plus $0.50 per page, to cover the cost to us of providing the exhibit.

Exhibit	Description
3.1	Our Composite Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3(a) to our Annual Report on Form 10-K for the year ended December 31, 1998)
3.2
The Certificate of Designation of Series A Junior Participating Preferred Stock of Cavalier Homes, Inc. as filed with the Office of the Delaware Secretary of State on October 24, 1996 (incorporated by reference to Exhibit A to Exhibit 4 to our Registration Statement on Form 8-A filed on October 30, 1996)

3.3	Our Amended and Restated By-laws (incorporated by reference to Exhibit 3(b) to our registration of securities on Form 8K/A filed on March 3, 2004)
4.1	Articles four, six, seven, eight and nine of our Amended and Restated Certificate of Incorporation, as amended, included in Exhibit 3(a) above
4.2
Article II, Sections 2.1 through 2.18; Article III, Sections 3.1 and 3.2; Article IV, Sections 4.1 and 4.3; Article VI, Sections 6.1 through 6.5; Article VIII, Sections 8.1 and 8.2; and Article IX of our Amended and Restated By-laws, included in Exhibit 3(c) above

10.1
Lease Agreement dated April 1, 1999, between Crisp County-Cordele Industrial Development Authority and Cavalier Industries, Inc. regarding the lease of the manufacturing facility located in Cordele, Georgia (incorporated by reference to Exhibit 10(j) to our Annual Report on Form 10-K for the year ended December 31, 1999)

10.2
Amended and Restated Revolving and Term Loan Agreement, dated as of March 31, 2000, by and among the Company, First Commercial Bank and certain subsidiaries of the Company (incorporated by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.2(a)
First Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of September 29, 2000, between us and First Commercial Bank (incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2000)

10.2(b)
Second Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of May 4, 2001, between us and First Commercial Bank (incorporated by reference to Exhibit 10(c) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

10.2(c)
Second Modification to Amended and Restated Revolving Note, dated as of June 21, 2002, between us and First Commercial Bank (incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

10.2(d)
Third Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of June 21, 2002, between us and First Commercial Bank (incorporated by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended June 29, 2002)

10.2(e)
Third Modification to Amended and Restated Revolving Note, dated as of October 25, 2002, between us and First Commercial Bank (incorporated by reference to Exhibit 10(c) to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2002)

10.2(f)
Fourth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of October 25, 2002, between us and First Commercial Bank (incorporated by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended September 28, 2002)

10.2(g)
Fourth Modification to Amended and Restated Revolving Note, dated as of August 6, 2003, between us and First Commercial Bank (incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003)

Exhibit	Description
10.2(h)
Fifth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of August 6, 2003, between us and First Commercial Bank (incorporated by reference to Exhibit 10(b) to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003)

10.2(i)
Sixth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of  October 26, 2004, between us and First Commercial Bank (incorporated by reference to Exhibit 10(c) to our Quarterly Report on Form 10-Q for the quarter ended September 25, 2004)

10.2(j)
Seventh Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of October 25, 2005, between us and First Commercial Bank (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K filed on October 31, 2005)

10.2(k)
Eighth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of December 6, 2005, between us and First Commercial Bank (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K filed on December 7, 2005)

10.2(l)
Ninth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of May 23, 2006, between us and First Commercial Bank (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K filed on May 25, 2006)

10.2(m)
Tenth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of February 21, 2007, between us and First Commercial Bank (incorporated by reference to Exhibit 99.1 to our Report on Form 8-K filed on February 21, 2007)

10.2(n)
Eleventh Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of June 26, 2007, between us and First Commercial Bank (incorporated by reference to Exhibit 10.1 to our Report on Form 8-K filed on June 27, 2007)

10.2(o)†	Twelfth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of February 22, 2008, between us and First Commercial Bank
10.2(p)
Continuing Guaranty Agreement between First Commercial Bank and Cavalier Homes, Inc., dated March 31, 2000, relating to guaranty of payments of Cavalier Acceptance Corporation (incorporated by reference to Exhibit 10(c) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2000)

10.2(q)
Guaranty Agreement, dated as of August 6, 2003, between us and First Commercial Bank (incorporated by reference to Exhibit 10(d) to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003)

10.2(r)	Real Estate Note, dated as of August 6, 2003, between us and First Commercial Bank (incorporated by reference to Exhibit 10(c) to our Quarterly Report on Form 10-Q for the quarter ended June 28, 2003)
10.2(s)
Amended and Restated Real Estate Note, dated as of September 26, 2003, between us and First Commercial Bank (incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2003)

10.2(t)
Revolving Note, under the Amended and Restated Revolving and Term Loan Agreement, dated as of December 6, 2005, between us and First Commercial Bank (incorporated by reference to Exhibit 10(y) to our Annual Report on Form 10-K for the year ended December 31, 2005)

10.3*	Cavalier Homes, Inc. 1996 Key Employee Stock Incentive Plan (incorporated by reference to an Appendix to our definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996)
10.3(a)*	Amendment to Cavalier Homes, Inc. 1996 Key Employee Stock Incentive Plan (incorporated by reference to Exhibit 10(i) to our Quarterly Report on Form 10-Q for the quarter ended March 28, 1997)
10.3(b)*
Amendment to Cavalier Homes, Inc. 1996 Key Employee Stock Incentive Plan, effective December 30, 1997 (incorporated by reference to Exhibit 10(j) to our Annual Report on Form 10-K for the year ended December 31, 1997)

Exhibit	Description
10.3(c)*
Amendment to Cavalier Homes, Inc. 1996 Key Employee Stock Incentive Plan, effective January 23, 1998 (incorporated by reference to Exhibit 10(k) to our Annual Report on Form 10-K for the year ended December 31, 1997)

10.3(d)*
Amendment to Cavalier Homes, Inc. Key 1996 Employee Stock Incentive Plan, effective October 20, 1998 (incorporated by reference to Exhibit 10(l) to our Annual Report on Form 10-K for the year ended December 31, 1998)

10.4*
Cavalier Homes, Inc. 1993 Amended and Restated Nonemployee Directors Stock Option Plan, (incorporated by reference to an Appendix to our definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996)

10.4(a)*
Amendment to Cavalier Homes, Inc. 1993 Amended and Restated Nonemployee Directors Plan (incorporated by reference to Exhibit 10(i) to our Annual Report on Form 10-K for the year ended December 31, 1996)

10.4(b)*
Amendment to Cavalier Homes, Inc. 1993 Amended and Restated Nonemployee Directors Plan (incorporated by reference to Exhibit 10(n) to our Annual Report on Form 10-K for the year ended December 31, 1997)

10.5*	Cavalier Homes, Inc. 2005 Incentive Compensation Plan (incorporated by reference to an Appendix to our definitive Proxy Statement for the Annual Meeting of Stockholders held May 24, 2005)
10.6*	Cavalier Homes, Inc. 2005 Non-Employee Directors Stock Option Plan (incorporated by reference to an Appendix to our definitive Proxy Statement for the Annual Meeting of Stockholders held May 24, 2005)
10.7*
Form of Stock Option Agreement between us and Thomas A. Broughton, III, dated January 29, 2002 (incorporated by reference to Exhibit 4(e) to our Registration Statement on Form S-8, Registration No. 333-90652)

10.8
Form of Indemnification Agreement by and between Cavalier Homes, Inc. and each member of our Board of Directors (incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended September 25, 1998)

10.9
Inventory Security Agreement and Power of Attorney, dated as of July 13, 2004, between us and 21st Mortgage Company (incorporated by reference to Exhibit 10(a) to our Quarterly Report on Form 10-Q for the quarter ended September 25, 2004)

21†	Subsidiaries of the Registrant
23†	Consent of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC
31.1†	Certification of principal executive officer pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e)
31.2†	Certification of principal financial officer pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e)
32†	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*           Management contract or compensatory plan or arrangement.
†           Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAVALIER HOMES, INC.
(Registrant)

Date: February 22, 2008	/s/ DAVID A. ROBERSON
David A. Roberson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID A. ROBERSON	Director, President and Chief Executive Officer	February 22, 2008
David A. Roberson

/s/ MICHAEL R. MURPHY	Chief Financial Officer and Principal Accounting Officer	February 22, 2008
Michael R. Murphy

/s/ BARRY DONNELL	Chairman of the Board and Director	February 22, 2008
Barry Donnell

/s/ THOMAS A. BROUGHTON, III	Director	February 22, 2008
Thomas A. Broughton, III

/s/ LEE ROY JORDAN	Director	February 22, 2008
Lee Roy Jordan

/s/ JOHN W LOWE	Director	February 22, 2008
John W Lowe

/s/ BOBBY TESNEY	Director	February 22, 2008
Bobby Tesney

/s/ J. DON WILLIAMS	Director	February 22, 2008
J. Don Williams

INDEX

Exhibit Number	Description
10.2(o)	Twelfth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of February 22, 2008, between us and First Commercial Bank
21	Subsidiaries of the Registrant
23	Consent of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e).
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.