Form 10-Q
period 2008-03-29
CAVALIER HOMES INC
filed 2008-04-24
CIK 789863

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2008
Common Stock, $0.10 Par Value	18,429,580 Shares

INDEX
CAVALIER HOMES, INC.
FORM 10-Q

[INDEX]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Quarter Ended
	March 29, 2008	March 31, 2007
Revenue	$49,516	$42,902
Cost of sales	41,216	36,922
Gross profit	8,300	5,980
Selling, general and administrative expenses	8,277	9,815
Operating income (loss)	23	(3,835)
Other income (expense):
Interest expense	(124)	(164)
Other, net	185	(28)
	61	(192)
Income (loss) before income taxes and equity in earnings of equity-method investees	84	(4,027)
Income tax provision	11	22
Equity in earnings of equity-method investees	45	158
Net income (loss)	$118	$(3,891)

Net income (loss) per share:
Basic	$0.01	$(0.21)
Diluted	$0.01	$(0.21)

Weighted average shares outstanding:
Basic	18,387	18,368
Diluted	18,406	18,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

[INDEX]

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 29, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$19,211	$22,043
Accounts receivable, less allowance for losses of $132 (2008) and $106 (2007)	11,278	6,208
Current portion of notes and installment contracts receivable, including held for resale of $5,768 (2008) and $5,688 (2007)	5,887	5,761
Inventories	19,527	20,537
Other current assets	2,932	3,681
Total current assets	58,835	58,230
Property, plant and equipment, net	27,351	27,824
Installment contracts receivable, less allowance for credit losses of $716 (2008) and $725 (2007)	931	3,264
Other assets	1,889	2,059
Total assets	$89,006	$91,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligation	$856	$834
Note payable under retail floor plan agreement	522	510
Accounts payable	6,298	4,720
Amounts payable under dealer incentives	3,003	3,619
Estimated warranties	11,784	11,720
Accrued insurance	5,432	5,158
Accrued compensation and related withholdings	2,693	2,846
Reserve for repurchase commitments	1,159	1,131
Progress billings	--	3,546
Other accrued expenses	3,339	3,384
Total current liabilities	35,086	37,468
Long-term debt and capital lease obligation, less current portion	3,524	3,678
Other long-term liabilities	249	247
Total liabilities	38,859	41,393
Commitments and contingencies (Note 8)
Stockholders’ equity:
Series A Junior Participating Preferred stock, $0.01 par value; 200,000 shares authorized, none issued	--	--
Preferred stock, $0.01 par value; 300,000 shares authorized, none issued	--	--
Common stock, $0.10 par value; 50,000,000 shares authorized; 19,412,880 shares issued	1,941	1,941
Additional paid-in capital	59,133	59,126
Deferred compensation	(147)	(185)
Retained deficit	(6,998)	(7,116)
Treasury stock, at cost; 983,300 shares	(3,782)	(3,782)
Total stockholders’ equity	50,147	49,984
Total liabilities and stockholders’ equity	$89,006	$91,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

[INDEX]

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Year-to-Date Ended
	March 29, 2008	March 31, 2007
Operating activities:
Net income (loss)	$118	$(3,891)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	543	530
Stock-based compensation	45	75
Provision for credit and accounts receivable losses	171	20
Loss on sale of property, plant and equipment	--	57
Other, net	(45)	(158)
Installment contracts purchased for resale	(8,923)	(11,780)
Sale of installment contracts purchased for resale	8,911	10,859
Principal collected on installment contracts purchased for resale	11	15
Changes in assets and liabilities:
Accounts receivable, net	(8,640)	(9,242)
Inventories	1,010	(6,023)
Accounts payable	1,578	3,100
Amounts payable under dealer incentives	(616)	(647)
Accrued compensation and related withholdings	(153)	440
Other assets and liabilities	860	(622)
Net cash used in operating activities	(5,130)	(17,267)
Investing activities:
Proceeds from dispositions of property, plant and equipment	--	12
Capital expenditures	(41)	(606)
Notes and installment contracts purchased for investment	(80)	(35)
Sale of installment contracts purchased for investment	2,320	--
Principal collected on notes and installment contracts purchased for investment	25	230
Other investing activities	223	332
Net cash provided by (used in) investing activities	2,447	(67)
Financing activities:
Net borrowings on note payable under retail floor plan agreement	12	690
Payments on long-term debt and capital lease obligation	(161)	(335)
Net cash provided by (used in) financing activities	(149)	355
Net decrease in cash and cash equivalents	(2,832)	(16,979)
Cash and cash equivalents at beginning of period	22,043	25,967
Cash and cash equivalents at end of period	$19,211	$8,988

Supplemental disclosures:
Cash paid for (received from):
Interest	$63	$174
Income taxes	$(16)	$(206)
Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease transaction	$29	$--
Retail assets sold for assumption of note payable, net of note receivable of $447	$--	$1,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

[INDEX]

CAVALIER HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited – dollars in thousands except per share amounts)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly our financial position as of March 29, 2008, and the results of operations for the quarters ended March 29, 2008 and March 31, 2007, and the results of our cash flows for the year-to-date periods ended March 29, 2008 and March 31, 2007. All such adjustments are of a normal, recurring nature.

The results of operations for the quarter ended March 29, 2008 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.

For a description of our significant accounting policies used in the preparation of our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

We report two net income (loss) per share numbers, basic and diluted, which are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted), as detailed below (shares shown in thousands):

	Quarter Ended
	March 29, 2008	March 31, 2007
Net income (loss)	$118	$(3,891)
Weighted average shares outstanding:
Basic	18,387	18,368
Effect of potential common stock from the exercise of stock options	19	--
Diluted	18,406	18,368
Net income (loss) per share:
Basic	$0.01	$(0.21)
Diluted	$0.01	$(0.21)
Weighted average option shares excluded from computation of diluted loss per share because their effect is anti-dilutive	634	1,007

Restricted common stock outstanding issued to employees as of March 29, 2008 totaling 23,332 shares has been excluded from the computation of basic earnings (loss) per share since the shares are not vested and remain subject to forfeiture.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP permits the delayed application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 in the first quarter of 2008 for all financial assets and financial liabilities with no material impact on our consolidated statements of operations or financial condition. For disclosure purposes, we estimated the fair value of our installment contracts receivable at $6,838 using Level 3 inputs as defined in SFAS No. 157. In general, these inputs were based on the actual sales prices we received from the sale of comparable installment contracts and the underlying collateral value on certain loans based on appraisals, when available, or industry price guides for used manufactured housing.

[INDEX]

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 allows companies to elect to follow fair value accounting for certain financial assets and liabilities in an effort to mitigate volatility in earnings without having to apply complex hedge accounting provisions. SFAS No. 159 is applicable only to certain financial instruments and is effective for fiscal years beginning after November 15, 2007. We elected to not adopt the provisions of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141(R). This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The statement shall be applied prospectively as of the beginning of the fiscal year in which the statement is initially adopted. We have not yet completed our assessment of the impact, if any, SFAS No. 160 will have on our financial condition, results of operations or cash flows.

3.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at March 29, 2008 and December 31, 2007 were as follows:

	March 29, 2008	December 31, 2007
Raw materials	$11,582	$11,967
Work-in-process	1,117	1,263
Finished goods	6,828	7,307
Total inventories	$19,527	$20,537

4.	LONG-LIVED ASSETS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as “held for sale” if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. We had idle assets of $6,555 and $6,873 at March 29, 2008 and December 31, 2007, respectively, recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities, which we are attempting to sell. Management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as “held and used” and depreciation has continued on these assets.

5.	INCOME TAXES

Since December 31, 2006, we have maintained a valuation allowance to fully reserve our deferred tax assets due to a number of factors, including among others, operating losses and uncertainty of future operating results. We did not record a federal income tax benefit in the quarters ended March 29, 2008 and March 31, 2007 because management believes it is not appropriate to record income tax benefits in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes. The income tax provision of $11 in the quarter ended March 29, 2008 includes $9 for state income taxes payable for certain subsidiaries and $2 of interest related to uncertain tax positions. The income tax provision of $22 in the quarter ended March 31, 2007 includes $19 for state income taxes payable for certain subsidiaries and $3 of interest related to uncertain tax positions. As of March 29, 2008, our valuation allowance against deferred tax assets totaled approximately $17,600. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

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

[INDEX]

6.	ESTIMATED WARRANTIES

We provide retail home buyers a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. A two-year limited warranty was provided for homes we shipped under the contract with the Mississippi Emergency Management Agency. We have provided a liability of $11,784 and $11,720 at March 29, 2008 and December 31, 2007, respectively, for estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for estimated warranties was as follows:

	Quarter Ended
	March 29, 2008	March 31, 2007
Balance, beginning of period	$11,720	$11,900
Provision for warranties issued in the current period	3,128	2,650
Adjustments for warranties issued in prior periods	69	490
Payments	(3,133)	(3,390)
Balance, end of period	$11,784	$11,650

We evaluate actual warranty costs on a quarterly basis in conjunction with the review of our liability for estimated warranties. Based on these evaluations, we recorded changes in the accounting estimates in the quarters ended March 28, 2008 and March 31, 2007 totaling $69 and $490, respectively, which increased the warranty provision.

7.	CREDIT ARRANGEMENTS

We have a credit agreement with our primary lender (the “Credit Facility”), which has been amended from time to time with a current maturity date of April 2009. The Credit Facility is comprised of (i) a revolving line of credit that provides for borrowings (including letters of credit) up to $17,500 and (ii) a real estate term loan with an initial term of 14 years, which are cross-secured and cross-defaulted. No amounts were outstanding under the revolving line of credit as of March 29, 2008 or December 31, 2007.

The amount available under the revolving line of credit is equal to the lesser of (i) $17,500 or (ii) an amount based on defined percentages of accounts and notes receivable and inventories reduced by the sum of $2,500 and any outstanding letters of credits. At March 29, 2008, $10,469 was available under the revolving line of credit after deducting letters of credit of $4,653.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

Tangible Net Worth	Interest Rate
above $62,000	Prime less 0.50%
$62,000 – $56,500	Prime
$56,500 – $38,000	Prime plus 0.75%
below $38,000	Prime plus 1.25%

The bank’s prime rate was 5.25% and 7.25% at March 29, 2008 and December 31, 2007, respectively.

The real estate term loan agreement contained in the Credit Facility provided for initial borrowings of $10,000, of which $2,684 and $2,737 was outstanding on March 29, 2008 and December 31, 2007, respectively. Interest on the term note is fixed for a period of five years from issuance (September 2003) at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $5,000. In addition, the Credit Facility contains certain financial covenants requiring us (i) to maintain on a consolidated basis certain defined levels of liabilities to tangible net worth ratio (not to exceed 1.5 to 1), (ii) to maintain a current ratio, as defined, of at least 1.1 to 1,

[INDEX]

(iii) maintain minimum cash and cash equivalents of $5,000, (iv) achieve an annual cash flow to debt service ratio of not less than 1.35 to 1 for the year ending December 31, 2008, and (v) achieve an annual minimum profitability of $100. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At March 29, 2008, we were in compliance with our debt covenants.

We have amounts outstanding under Industrial Development Revenue Bond issues (“Bonds”) which totaled $1,670 and $1,775 at March 29, 2008 and December 31, 2007, respectively. One bond issue bearing interest at variable rates ranging from 5.15% to 5.25% will mature at various dates through April 2009; and a second bond issue is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 2.41% as determined by a remarketing agent. The real estate term loan and the Bonds are collateralized by substantially all of our plant facilities and equipment.

We had $522 and $510 of notes payable under a retail floor plan agreement at March 29, 2008 and December 31, 2007, respectively. The notes are collateralized by certain retail new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

We entered into a capital lease transaction during the first quarter of 2008 related to machinery and equipment we acquired with an initial cost of $29. At March 29, 2008, $26 was outstanding under the capital lease obligation.

At March 29, 2008 and December 31, 2007, the estimated fair value of outstanding borrowings other than notes payable under a retail floor plan agreement was $4,436 and $4,551, respectively. These estimates were determined using rates we believe we could have obtained on similar borrowings at such times.

8.	COMMITMENTS AND CONTINGENCIES

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price we are obligated to pay generally declines over the period of the agreement (generally 9 – 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. We applied FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 and SFAS No. 5, Accounting for Contingencies to account for our liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), we record the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, we evaluate the likelihood that we will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, we evaluate the probability of default for the group of dealers who are identified at an elevated risk of default and apply a probability of default to the group based on historical default rates. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home. Under the repurchase agreements, we were contingently liable at March 29, 2008, to financial institutions providing inventory financing for retailers of our products up to a maximum of approximately $61,000 in the event we must perform under the repurchase commitments. We recorded an estimated liability of $1,159 at March 29, 2008 and $1,131 at December 31, 2007 related to these commitments. Activity in the reserve for repurchase commitments was as follows:

	Quarter Ended
	March 29, 2008	March 31, 2007
Balance, beginning of period	$1,131	$1,513
Reduction for payments made on inventory purchases	--	(86)
Recoveries for inventory repurchases	4	18
Accrual for guarantees issued during the period	308	296
Reduction to pre-existing guarantees due to declining obligations or expired guarantees	(317)	(477)
Changes to the accrual for pre-existing guarantees for those dealers deemed to be probable of default	33	(65)
Balance, end of period	$1,159	$1,199

[INDEX]

In conjunction with the quarterly review of our critical accounting estimates, we evaluate our historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default.

Our workers’ compensation, product liability and general liability insurance is provided by fully-insured, large deductible policies. The current deductibles under these programs are $250 for workers’ compensation and $100 for product liability and general liability. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We recorded an estimated liability of $4,158 at March 29, 2008 and $4,274 at December 31, 2007 related to these contingent claims.

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

We provided letters of credit totaling $4,653 as of March 29, 2008. These letters of credit are to providers of surety bonds ($2,607) and insurance policies ($2,046). While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We recorded insurance expense based on anticipated losses related to these policies.

9.	SEGMENT INFORMATION

Our reportable segments are organized around products and services. The home manufacturing segment is comprised of our four manufacturing divisions (five plants), which are aggregated for reporting purposes, our supply companies that sell their products primarily to the manufacturing divisions, and retail activities that provide revenue from home sales to individuals. Through our home manufacturing segment, we design and manufacture homes, which are sold in the United States to a network of dealers. Through our financial services segment, we primarily offer retail installment sale financing and related insurance products for manufactured homes. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that intercompany transactions and balances have not been eliminated. Our determination of segment operating profit does not include other income (expense), equity in earnings of equity-method investees, or income tax provision (benefit).

	Quarter Ended
	March 29, 2008	March 31, 2007
Revenue from external customers:
Home manufacturing	$48,681	$42,045
Financial services	835	857
Revenue from external customers	$49,516	$42,902

Operating income (loss):
Home manufacturing	$904	$(2,983)
Financial services	107	217
Segment operating income (loss)	1,011	(2,766)
General corporate	(988)	(1,069)
Operating income (loss)	$23	$(3,835)

[INDEX]

	March 29, 2008	December 31, 2007
Identifiable assets:
Home manufacturing	$67,563	$62,809
Financial services	14,555	14,587
Segment assets	82,118	77,396
General corporate	6,888	13,981
Total assets	$89,006	$91,377

10.	EQUITY-METHOD INVESTEES

We recorded equity in earnings of equity-method investees of $45 and $158 for the quarters ended March 29, 2008 and March 31, 2007, respectively. As we disclosed in our 2007 consolidated financial statements, we sold our ownership interest in one partnership to a joint venture partner and we acquired that partner’s interest in another of our joint ventures, which resulted in only one remaining active equity-method investee. In 2007, none of our equity-method investees were defined as significant. Summarized information related to the equity-method investees is shown below.

	Quarter Ended
	March 29, 2008	March 31, 2007
Net sales	$4,670	$13,744
Gross profit	1,147	2,612
Income from continuing operations	196	679
Net income	196	679

11.           STOCK-BASED COMPENSATION

Stock Incentive Plans

At March 29, 2008, our stock incentive plans included the following:

a.
The 2005 Incentive Compensation Plan (the “2005 Plan”) provides for both incentive stock options and non-qualified stock options to key employees. The 2005 Plan also provides for stock appreciation rights and awards of both restricted stock and performance shares. Awards are granted at prices and terms determined by the compensation committee of the Board of Directors. The term for awards granted under the 2005 Plan cannot exceed ten years from the date of grant. Upon adoption of the 2005 Plan, our 1996 Key Employee Stock Incentive Plan (the “1996 Plan”) was terminated. However, the termination of the 1996 Plan did not affect any options which were outstanding and unexercised under that Plan. A total of 1,500,000 shares of common stock are authorized for issuance under the 2005 Plan. As of March 29, 2008, shares authorized for grant and available to be granted under the 2005 Plan totaled 1,430,000 shares.

b.
The 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”) provides for the issuance of up to 500,000 shares of our common stock, which is reserved for grant to non-employee directors. Options are granted upon the director’s initial election and automatically on an annual basis thereafter at fair market value on the date of such grant. Stock option grants become exercisable at a rate of 1/12th of the shares subject to the stock option on each monthly anniversary of the date of grant. Except in the case of death, disability, or retirement, options granted under the 2005 Directors Plan expire ten years from the date of grant. We had a 1993 Non-employee Director Plan, (the “1993 Plan”), that was terminated upon adoption of the 2005 Directors Plan. However, the termination of the 1993 Plan did not affect any options which were outstanding and unexercised under that Plan. As of March 29, 2008, shares available to be granted under the 2005 Directors Plan totaled 410,000 shares.

The following table sets forth the summary of activity under our stock incentive plans for the quarter ended March 29, 2008:

[INDEX]

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2007	1,870,000	830,598	$6.81
Granted	(30,000)	30,000	1.93
Expired	--	(303,350)	10.18
Balance at March 29, 2008	1,840,000	557,248	$4.72

Options exercisable at March 29, 2008		532,246	$4.85

The weighted average fair values of options granted during the quarters ended March 29, 2008 and March 31, 2007 were $0.94 and $2.29, respectively. No options were exercised during the quarters ended March 29, 2008 and March 31, 2007. The aggregate intrinsic value of options outstanding and options exercisable as of March 29, 2008 was zero.

Stock-based Compensation

We use the Black-Scholes option pricing model to determine the fair value of stock option shares granted. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as other assumptions, including our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using the historical volatility in our common stock over a period similar to the expected term on the options. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Based on historical data, we assumed zero forfeitures in our 2008 calculation of stock-based compensation expense. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to value stock option grants are as follows:

	March 29, 2008	March 31, 2007
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	52.10%	59.23%
Risk free interest rate	3.28%	4.68%
Expected life (years)	5.07	5.00

No restricted stock awards were granted in the quarters ended March 29, 2008 and March 31, 2007. We recognize the estimated compensation cost of restricted stock awards, defined as the fair value of our common stock on the date of grant, on a straight line basis over the three year vesting period. During the quarters ended March 29, 2008 and March 31, 2007, 23,334 restricted stock awards vested in each quarter. Restricted stock awards that were unvested as of March 29, 2008 totaled 23,332 shares. Deferred compensation of $147 as of March 29, 2008 represents the unamortized cost of these unvested restricted stock awards.

Stock-based compensation in the quarters ended March 29, 2008 and March 31, 2007 totaled $45 and $75, respectively. We charge stock-based compensation to selling, general and administrative expense in our condensed consolidated statement of operations. Future compensation cost on unvested stock-based awards as of March 29, 2008 is estimated to be $169, which will be charged to expense through March 2009.

[INDEX]

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

For the first two months of 2008, the latest data available from the Manufactured Housing Institute (“MHI”), floor shipments are 2.5% less than the same period in 2007 due to the continuation of challenging manufactured housing market conditions. Continuing turmoil in the credit markets in 2008 could further reduce the number of floor shipments.

As we announced in February 2008, we received an order to build and deliver an additional 100 homes under the contract we entered into in June 2007 with the Mississippi Emergency Management Agency (“MEMA”) under the Alternative Housing Pilot Program as part of that state's ongoing efforts to provide permanent and semi-permanent housing for residents displaced by Hurricane Katrina. We shipped a total of 170 homes to MEMA in the first quarter of 2008, including 28 homes from this 100-unit order. MEMA awarded us an additional 50 homes in March 2008, which we expect to ship in the second quarter.

Industry/Company Shipments and Market Share

Based on information provided by MHI, wholesale floor shipments of HUD-Code homes were down 72% cumulatively from the year ended December 31, 1999 through December 31, 2007 as shown by the data in the following table:

	Floor Shipments
	Nationwide					Cavalier’s Core 11 States
Year	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share
1999	582,498		34,294		5.9%	284,705		30,070		10.6%
2000	431,787	(25.9)%	18,590	(45.8)%	4.3%	199,276	(30.0)%	15,941	(47.0)%	8.0%
2001	342,321	(20.7)%	21,324	14.7%	6.2%	149,162	(25.1)%	17,884	12.2%	12.0%
2002	304,370	(11.1)%	21,703	1.8%	7.1%	124,127	(16.8)%	18,039	0.9%	14.5%
2003	240,180	(21.1)%	12,411	(42.8)%	5.2%	87,265	(29.7)%	10,584	(41.3)%	12.1%
2004	232,824	(3.1)%	10,772	(13.2)%	4.6%	88,958	1.9%	8,912	(15.8)%	10.0%
2005	246,750	6.0%	10,648	(1.2)%	4.3%	105,508	18.6%	9,905	11.1%	9.4%
2006	206,822	(16.2)%	8,261	(22.4)%	4.0%	86,748	(17.8)%	7,774	(21.5)%	9.0%
2007	163,761	(20.8)%	7,378	(10.7)%	4.5%	69,115	(20.3)%	6,568	(15.5)%	9.5%
Two months ended 3/1/08	22,673		1,209		5.3%	10,890		1,124		10.3%

During 2007, our floor shipments decreased 10.7% as compared to 2006, while industry wide shipments decreased 20.8%, with our market share in 2007 increasing to 4.5%. In our core states, our market share in 2007 increased to 9.5% from 9.0% in 2006 due to new products we introduced in early 2007 and our participation in the MEMA Alternative Housing Pilot Program. For the two months ended March 1, 2008, our total market share increased to 5.3% and our market share in our core 11 states increased to 10.3% due primarily to the impact of our contract with MEMA.

Modular Housing

We primarily produce HUD-Code homes. We also produce modular homes, which are constructed to local, regional or state building codes. Modular homes generally have a different and more complex roof system than HUD-Code homes, are typically two or more sections, and, when combined with land, usually qualify for traditional mortgage financing, which generally has better terms than financing for a HUD-Code home. The national market for modular housing was 32,300 homes in 2007 according to the latest data available from the National Modular Housing Council (“NMHC”). Modular homes shipped industry wide in 2007 decreased 16.1% from 2006. We shipped 348 and 398 modular homes during 2007 and 2006, respectively, for a year over year decrease of 12.6%. In the first quarters of 2008 and 2007, we shipped 77 and 178 modular homes, respectively, for a year over year decrease of 56.7%. We believe the decline in modular home shipments is primarily

[INDEX]

attributable to economic conditions, including the downturn in the general housing market and the turmoil in the credit markets.

Industry Finance Environment

A major factor that impacts the manufactured housing industry is the availability of credit and the tightening/relaxation of credit standards. In more recent years, the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry. In 2007, the mortgage credit markets experienced a significant upheaval related to sub-prime mortgages, which has continued to impact the overall credit and financial markets in the first quarter of 2008. More restrictive credit standards will impact the ability of home buyers to obtain financing and the downturn in the real estate markets have increased home repossessions. We believe these factors have impacted the manufactured housing industry, particularly modular housing products. We believe a meaningful expansion for our industry will be delayed until there is substantial entry of finance resources to the manufactured housing market.

Capacity and Overhead Cost

Our plants operated at capacities ranging from 38% to 54% in 2007. We closed one of two manufacturing lines in Millen, Georgia in September 2007 and consolidated our Winfield, Alabama production line with our operations in Hamilton, Alabama. During the first quarter of 2008, our plants operated at 54% of total capacity with individual plants operating from a low of 36% to a high of 78% of capacity. We will continue to monitor the relationship between demand and capacity and may take additional steps to adjust our capacity or enhance our operations based on our views of the industry and its general direction.

Outlook

In 2008, we will continue to focus on programs to improve manufacturing efficiencies, increase gross margins, reduce costs overall, and improve liquidity. We believe this internal focus was instrumental in the positive results we achieved in the first quarter. However, 2007 was a very challenging year for our industry, and we do not anticipate any meaningful improvement in our industry in 2008 as the economy struggles with the crisis in the credit and financial markets. Further changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and further commodity price increases could affect our results of operations.

Results of Operations

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Quarter Ended
Statement of Operations Data:	March 29, 2008		March 31, 2007		Differences
Revenue:
Home manufacturing	$48,681		$42,045		$6,636	15.8%
Financial services	835		857		(22)	(2.6)
Total revenue	49,516	100.0%	42,902	100.0%	6,614	15.4
Cost of sales	41,216	83.2	36,922	86.1	4,294	11.6
Gross profit	8,300	16.8	5,980	13.9	2,320	38.8
Selling, general and administrative	8,277	16.7	9,815	22.8	(1,538)	(15.7)
Operating income (loss)	23	0.1	(3,835)	(8.9)	3,858	n/m
Other income (expense):
Interest expense	(124)	(0.3)	(164)	(0.4)	40	24.4
Other, net	185	0.4	(28)	--	213	n/m
	61	0.1	(192)	(0.4)	253	n/m
Income (loss) before income taxes and equity in earnings of equity-method investees	84	0.2	(4,027)	(9.4)	4,111	n/m
Income tax provision	11	--	22	(0.1)	(11)	(50.0)
Equity in earnings of equity-method investees	45	--	158	0.4	(113)	(71.5)
Net income (loss)	$118	0.2%	$(3,891)	(9.1)%	$4,009	n/m

[INDEX]

	Quarter Ended
Operating Data:	March 29, 2008		March 31, 2007
Home manufacturing:
Floor shipments:
HUD-Code	1,745	95.8%	1,480	89.3%
Modular	77	4.2	178	10.7
Total floor shipments	1,822	100.0%	1,658	100.0%
Home shipments:
Single-section	495	42.8%	275	28.6%
Multi-section	662	57.2	685	71.4
Wholesale home shipments	1,157	100.0	960	100.0
Shipments to company-owned retail locations	(3)	(0.3)	(21)	(2.2)
MEMA shipments	(170)	(14.7)	--	--
Shipments to independent retailers	984	85.0	939	97.8
Retail home shipments	5	0.4	28	2.9
Shipments other than to MEMA	989	85.4%	967	100.7%
Other operating data:
Installment loan purchases	$8,923		$11,780
Capital expenditures	$70		$606
Home manufacturing facilities (operating)	5		7
Independent exclusive dealer locations	62		71

Revenue

Revenue for the first quarter of 2008 totaled $49,516, increasing $6,614 or 15.4%, from 2007’s first quarter revenue of $42,902. Home manufacturing net sales accounted for virtually the entire change, increasing by $6,636 from $42,045 in the first quarter of 2007. Home shipments increased 19.9%, with floor shipments increasing by 9.9%. The increase in manufactured home revenue and shipments were primarily due to the 170 MEMA units shipped in the first quarter of 2008 for approximately $8,070. Multi-section home shipments, as a percentage of total shipments, were 57.2% in the first quarter of 2008 as compared to 71.4% in 2007. Single-section homes, as a percentage of total shipments, increased to 42.8% in the first quarter of 2008 from 28.6% in the same quarter of 2007. The primary cause of the bulge in single-section shipments in the first quarter 2008 was due to single-section units shipped to MEMA. Of the non-MEMA shipments, 55% in 2008 and 50% in 2007 were to exclusive dealers. The number of independent dealers participating in our exclusive dealer program declined from 71 at March 31, 2007 to 62 at March 29, 2008. This reduction in our exclusive dealer program is due primarily to a shift by some of these dealers to other dealer agreements that we offer. Total home shipments (wholesale and retail) for the first quarter of 2008 were 1,159 versus 967 in 2007. Inventory of our product at all retail locations, including the Company-owned retail center, decreased to approximately $83,200 at March 29, 2008 from $87,200 at March 31, 2007.

Revenue from the financial services segment decreased 2.6% to $835 for the first quarter of 2008 compared to $857 in 2007. The revenue decrease is primarily due to a lower level of loan originations and reduced interest income on a lower portfolio balance throughout the quarter compared to the same period in 2007. During the first quarter of 2008, CIS Financial Services, Inc. (“CIS”), our wholly owned finance subsidiary, purchased contracts totaling $8,923 and sold installment contracts totaling $8,911. In the same period of 2007, CIS purchased contracts of $11,780 and sold installment contracts totaling $10,859. CIS does not generally retain the servicing function and does not earn interest income on these sold loans. In the first quarter of 2008, we received $2,320 from the December 31, 2007 sale of a portion of our installment contracts held for investment. At March 29, 2008, we sold an additional $2,094 of our installment contracts held for investment with cash received in early April 2008.

Gross Profit

Gross profit was $8,300, or 16.8% of total revenue, for the first quarter of 2008, an increase from $5,980, or 13.9%, in 2007. The increase in gross profit and gross margin is the result of a number of factors, including (i) the increase in units shipped between the two periods, including the shipment of 170 homes to MEMA in the first quarter 2008, (ii) an increase in our sales prices in the current year, (iii) an improvement in manufacturing efficiencies, and (iv) the full benefit of the closure of two plants/manufacturing lines in the last half of 2007. Our average wholesale sales price per unit (including MEMA) in the first quarter of 2008 increased to approximately $41,000 from $40,100 in the first quarter of 2007. We continued to experience cost increases in the first quarter of 2008 compared to the first quarter 2007 in certain raw materials (primarily steel) and commodity components due primarily to rising oil prices. We were able to minimize the impact of the increase in

[INDEX]

raw material costs in the first quarter of 2008 through increases in our sales prices. However, if raw material prices continue to increase, we may not be able to further increase our sales prices and could experience a decline in our gross profit and gross margin percentage.

Selling, General and Administrative

Selling, general and administrative expenses during the first quarter of 2008 were $8,277 or 16.7 % of total revenue, compared to $9,815 or 22.8 % in 2007, a decrease of $1,538, as a result of our focus to reduce costs. Lower selling, general and administrative costs were primarily due to (i) a decrease in salaries, wages and employee benefit costs of $672, (ii) lower levels of promotional programs and dealer support costs of $589, and (iii) lower fixed administrative expenses related to our service staff of $185, offset by an increase in bad debt expense related to financial services of $130.

Operating Income (Loss)

Operating income for the quarter was $23 compared to an operating loss of $3,835 in the first quarter of 2007. Segment operating results were as follows: (1) Home manufacturing operating income was $904 in the first quarter of 2008 as compared to a loss of $2,983 in 2007. The improvement in home manufacturing operating results was due to increased revenue and shipments in 2008, improved margins and reduced costs. (2) Financial services operating income was $107 in the first quarter of 2008 as compared to $217 in 2007 primarily due to the increase in bad debt expense of $130. (3) General corporate operating expense, which is not identifiable to a specific segment, decreased from $1,069 in the first quarter of 2007 to $988 in 2008 primarily due to reductions in salaries, wages, and employee benefit costs.

Other Income (Expense)

Interest expense for the quarter was $124 compared to $164 in the first quarter of 2007. This decrease is primarily due to the decrease in outstanding debt between the two periods from scheduled payments in 2007 and the first quarter of 2008.

Other, net is comprised primarily of interest income (unrelated to financial services) and increased $213 to income of $185 for the first quarter of 2008 from a loss of $28 for the same period in 2007. Other, net in the first quarter of 2007 included a loss of $250 on the sale of the net assets of two retail locations.

Income Tax Provision

Since December 31, 2006, we have maintained a valuation allowance to fully reserve our deferred tax assets due to a number of factors, including among others, operating losses and uncertainty of future operating results. We did not record a federal income tax benefit in the quarters ended March 29, 2008 and March 31, 2007 because management believes it is not appropriate to record income tax benefits in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes. The income tax provision of $11 in the quarter ended March 29, 2008 includes $9 for state income taxes payable for certain subsidiaries and $2 of interest related to uncertain tax positions. The income tax provision of $22 in the quarter ended March 31, 2007 includes $19 for state income taxes payable for certain subsidiaries and $3 of interest related to uncertain tax positions. As of March 29, 2008, our valuation allowance against deferred tax assets totaled approximately $17,600. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

Net Income (Loss)

Net income for the first quarter of 2008 was $118 or $0.01 per diluted share compared to a net loss of $3,891 or $0.21 per diluted share in the same period last year. The changes between these two periods are due to the items discussed above.

[INDEX]

Liquidity and Capital Resources

	Balances as of
	March 29, 2008	December 31, 2007
Cash, cash equivalents, and certificates of deposit	$19,211	$22,043
Working capital	$23,749	$20,906
Current ratio	1.7 to 1	1.6 to 1
Long-term debt	$3,524	$3,678
Ratio of long-term debt to equity	0.1 to 1	0.1 to 1
Installment loan portfolio	$7,569	$9,844

Quarter Ended March 29, 2008

Cash decreased $2,832 from $22,043 at December 31, 2007 to $19,211 at March 29, 2008. Our cash and cash equivalents in the first quarter of each year generally decrease from the beginning of the year cash balances due to a number of factors: (i) the closing of our facilities at the end of December for plant-wide vacations and holidays, which results in lower average levels of inventories and accounts receivable and higher levels of cash at December 31st, (ii) a return to normal operating levels of inventory and accounts receivable at the end of the first quarter due to production through March month-end, and (iii) lower shipments in the first quarter of each year in comparison to other quarters due to the weather and buying patterns of retail customers. The decline in cash at March 29, 2008 is consistent with this trend, but declined less this year than in prior years due to our focus to increase gross margins, reduce costs, and improve manufacturing efficiencies, including a decrease in inventory levels.

Operating activities used net cash of $5,130 primarily as a result of the following:

(a)	an increase in accounts receivable of $8,640 due to the seasonal increase in receivables from the traditional low point in December,
(b)	a decrease in amounts payable under dealer incentive programs of $616, offset by
(c)	a decrease in inventories of $1,010,
(d)	an increase of $1,578 in accounts payable, again reflecting normal production levels in March compared to the seasonality of low production levels in late December, and
(e)	net income excluding non-cash payments for depreciation, provision for credit losses and stock based compensation totaling $877.

Investing activities provided cash in the first quarter of 2008 of $2,447, primarily from the cash received on the December 31, 2007 sale of a portion of our installment contracts held for investment. As noted above, cash from the March 2008 sale of an additional $2,094 of installment contracts held for investment was received in early April 2008. Our capital expenditures, excluding a $29 addition financed through a capital lease transaction, totaled $41 during the first quarter of 2008 for normal property, plant and equipment additions and replacements. We believe calendar 2008 capital expenditures will be significantly below the 2007 levels, but expect additions in the remaining quarters in 2008 will be higher than in the first quarter.

The decrease in long-term debt for the first quarter of 2008 was due to scheduled principal payments of $161. Borrowings under our retail floor plan agreement were $12 in the first quarter of 2008.

The installment loan portfolio totaling $7,569 at March 29, 2008 decreased from the balance at December 31, 2007 due to our decision to reduce the balance in this portfolio. Further reduction in the held for investment portfolio is not planned at this time. We expect to utilize cash on hand to fund future installment contracts purchased for resale.

Quarter ended March 31, 2007

Cash decreased $16,979 from $25,967 at December 31, 2006 to $8,988 at March 31, 2007. As noted in the overview, the manufacturing industry is both cyclical and seasonal. Our cash and cash equivalents in the first quarter of each year generally decrease from the beginning of the year cash balances as noted above. The decrease in cash at March 31, 2007 is consistent with this trend. On average, cash decreased approximately $13,000 in the first quarter of each year from 2002 through 2007,

[INDEX]

excluding 2006, which reflected an increase in cash due to the impact of FEMA home shipments and timing of cash collections.

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

We have a credit agreement with our primary lender (the “Credit Facility”), which has been amended from time to time with a current maturity date of April 2009. The Credit Facility is comprised of (i) a revolving line of credit that provides for borrowings (including letters of credit) up to $17,500 and (ii) a real estate term loan, which are cross-secured and cross-defaulted. No amounts were outstanding under the revolving line of credit as of March 29, 2008 or December 31, 2007.

The amount available under the revolving line of credit is equal to the lesser of (i) $17,500 or (ii) an amount based on defined percentages of accounts and notes receivable and inventories reduced by the sum of $2,500 and any outstanding letters of credits. At March 29, 2008, $10,469 was available under the revolving line of credit after deducting letters of credit of $4,653.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table.

Tangible Net Worth	Interest Rate
above $62,000	Prime less 0.50%
$62,000 – $56,500	Prime
$56,500 – $38,000	Prime plus 0.75%
below $38,000	Prime plus 1.25%

The bank’s prime rate was 5.25% and 7.25% at March 29, 2008 and December 31, 2007, respectively.

[INDEX]

The real estate term loan agreement contained in the Credit Facility provided for initial borrowings of $10,000, of which $2,684 and $2,737 was outstanding on March 29, 2008 and December 31, 2007, respectively. Interest on the term note is fixed for a period of five years from issuance (September 2003) at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures of $5,000. In addition, the Credit Facility contains certain financial covenants requiring us (i) to maintain on a consolidated basis certain defined levels of liabilities to tangible net worth ratio (not to exceed 1.5 to 1), (ii) to maintain a current ratio, as defined, of at least 1.1 to 1, (iii) maintain minimum cash and cash equivalents of $5,000, (iv) achieve an annual cash flow to debt service ratio of not less than 1.35 to 1 for the year ending December 31, 2008, and (v) achieve an annual minimum profitability of $100. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At March 29, 2008, we were in compliance with our debt covenants.

We have amounts outstanding under Industrial Development Revenue Bond issues (“Bonds”) which totaled $1,670 and $1,775 at March 29, 2008 and December 31, 2007, respectively. One bond issue bearing interest at variable rates ranging from 5.15% to 5.25% will mature at various dates through April 2009; and a second bond issue is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 2.41% as determined by a remarketing agent. The real estate term loan and the bonds are collateralized by substantially all of our plant facilities and equipment.

We had $522 and $510 of notes payable under a retail floor plan agreement at March 29, 2008 and December 31, 2007, respectively. The notes are collateralized by certain retail new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

We entered into a capital lease transaction during the first quarter of 2008 related to machinery and equipment we acquired with an initial cost of $29. At March 29, 2008, $26 was outstanding under the capital lease obligation.

Since its inception, CIS has been restricted in the amount of loans it could purchase based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. From time to time, we evaluate the potential to sell all or a portion of our remaining installment loan portfolio, in addition to the periodic sale of installment contracts purchased by CIS in the future. CIS re-sells loans to other lenders under various retail finance contracts. We believe the periodic sale of installment contracts under these retail finance agreements will reduce requirements for both working capital and borrowings, increase our liquidity, reduce our exposure to interest rate fluctuations, and enhance our ability to increase our volume of loan purchases. There can be no assurance, however, that additional sales will be made under these agreements, or that we will be able to realize the expected benefits from such agreements. At December 31, 2007, we sold a portion of our portfolio held for investment totaling $2,320 with cash settlement in early January 2008. At March 29, 2008, we sold additional installment contracts held for investment totaling $2,094 with cash settlement in early April 2008.

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

[INDEX]

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP permits the delayed application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 in the first quarter of 2008 for all financial assets and financial liabilities with no material impact on our consolidated statements of operations or financial condition. For disclosure purposes, we estimated the fair value of our installment contracts receivable at $6,838 using Level 3 inputs as defined in SFAS No. 157. In general, these inputs were based on the actual sales prices we received from the sale of comparable installment contracts and the underlying collateral value on certain loans based on appraisals, when available, or industry price guides for used manufactured housing.

Off-Balance Sheet Arrangements

Our material off-balance sheet arrangements consist of repurchase obligations and letters of credit.

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. Under the repurchase agreements, we were contingently liable at March 29, 2008, for a maximum of approximately $61,000 in the event we must perform under the repurchase commitments.

We have provided letters of credit totaling $4,653 as of March 29, 2008 to providers of certain of our surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies.

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

We purchase retail installment contracts from our dealers, at fixed interest rates, in the ordinary course of business, and periodically resell a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces our exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. Our portfolio consisted of fixed rate contracts with interest rates generally ranging from 6.5% to 14.0% and an average original term of 278 months at March 29, 2008. We estimated the fair value of our installment contracts receivable at $6,838 using Level 3 inputs as defined in SFAS 157. In general, these inputs were based on the actual sales prices we received from the sale of comparable installment contracts and the underlying collateral value on certain loans based on appraisals, when available, or industry price guides for used manufactured housing.

We have one industrial development revenue bond issue that is exposed to interest rate changes. Since this borrowing is floating rate debt, an increase in short-term interest rates could adversely affect interest expense. Additionally, we have one other industrial development revenue bond issue at fixed interest rates. We estimated the fair value of our debt instruments at $4,436 using rates we believe we could have obtained on similar borrowings at March 29, 2008.

Additionally, we have a revolving line of credit (of which no amounts were outstanding at March 29, 2008) and a retail floor plan agreement that are exposed to interest rate changes, as they are floating rate debt based on the prime interest rate. The

[INDEX]

bank’s prime rate was 5.25% at March 29, 2008. We have $522 and $510 of notes payable under a retail floor plan agreement at March 29, 2008 and December 31, 2007, respectively. The notes bear interest rates ranging from prime to prime plus 2.5%, but not less than 6%, based on the age of the home.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 29, 2008. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of March 29, 2008.

Changes in Internal Controls Over Financial Reporting

There have been no internal control changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting since December 31, 2007.

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

[INDEX]

•	the potential for deficiencies in internal controls over financial reporting or in disclosure controls and procedures.

Any or all of the forward-looking statements in this report, in the 2007 Annual Report to Stockholders, in the Annual Report on Form 10-K for the year ended December 31, 2007 and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, in the Annual Report on Form 10-K for the period ended December 31, 2007, under the heading “Risk Factors,” we have provided a discussion of factors that we think could cause the actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Reference is made to the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2007 under the heading “Item 3 – Legal Proceedings”.

During the first quarter of 2008, we were named as a defendant in an action entitled “In Re: FEMA Trailer Formaldehyde Product Liability Litigation”, Docket Number MDL 1873 in the United States District Court for the Eastern District of Louisiana, New Orleans Division.

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

Item 1a: Risk Factors

There have been no material changes in our risk factors since December 31, 2007. See risk factors at December 31, 2007 within our Form 10-K.

Item 5: Other Information

On January 29, 2008, our Board of Directors approved the Compensation Committee’s recommendation with respect to performance targets for 2008 incentive compensation under the 2005 Incentive Compensation Plan (the “Plan”) for each of Messrs. Roberson, Brown and Murphy. The performance target for the award of 2008 cash incentive bonuses for all of our named executive officers is based on pre-tax income for the year. For purposes of this calculation, the Board defined “pre-tax income” as our income from operations before income taxes (including the deduction for incentive compensation) plus our equity in earnings from equity-method investees.

The Compensation Committee established the 2008 target and threshold levels to be pre-tax income of $1,700,000. If the threshold is achieved, Mr. Roberson will earn incentive compensation of $100,000 and Mr. Brown and Mr. Murphy will each earn incentive compensation of $65,000. The executive officers will earn additional incentive compensation if pre-tax income

[INDEX]

in 2008 exceeds the target with Mr. Roberson earning 5% of pre-tax income in excess of the target and Mr. Brown and Mr. Murphy earning 3% of pre-tax income in excess of the target. The maximum amount of incentive compensation to be paid under this program is equal to each executive’s base salary for 2008. Base salaries for Messrs. Roberson, Brown and Murphy are $275,000, $235,000, and $210,000, respectively.

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

CAVALIER HOMES, INC.
(Registrant)

Date: April 24, 2008	/s/ David A. Roberson
David A. Roberson
President and Chief Executive Officer

Date: April 24, 2008	/s/ Michael R. Murphy
Michael R. Murphy
Chief Financial Officer
(Principal Financial and Accounting Officer)

[INDEX]