Form 10-Q
period 2008-06-28
CAVALIER HOMES INC
filed 2008-07-24
CIK 789863

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2008
Common Stock, $0.10 Par Value	18,429,580 Shares

INDEX
CAVALIER HOMES, INC.
FORM 10-Q

[Index]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Quarter Ended		Year-to-Date Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue	$51,090	$62,809	$100,606	$105,711
Cost of sales	41,447	54,172	82,663	91,094
Gross profit	9,643	8,637	17,943	14,617
Selling, general and administrative expenses	8,422	9,742	16,699	19,557
Operating income (loss)	1,221	(1,105)	1,244	(4,940)
Other income (expense):
Interest expense	(112)	(146)	(236)	(310)
Other, net	135	174	320	146
	23	28	84	(164)
Income (loss) before income taxes and equity in earnings of equity-method investees	1,244	(1,077)	1,328	(5,104)
Income tax provision	84	34	95	56
Equity in earnings of equity-method investees	78	242	123	400
Net income (loss)	$1,238	$(869)	$1,356	$(4,760)

Net income (loss) per share:
Basic	$0.07	$(0.05)	$0.07	$(0.26)
Diluted	$0.07	$(0.05)	$0.07	$(0.26)

Weighted average shares outstanding:
Basic	18,406	18,377	18,397	18,373
Diluted	18,409	18,377	18,407	18,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

[Index]

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	June 28, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$20,898	$22,043
Accounts receivable, less allowance for losses of $118 (2008) and $106 (2007)	13,366	6,208
Current portion of notes and installment contracts receivable, including held for resale of $6,395 (2008) and $5,688 (2007)	6,505	5,761
Inventories	18,677	20,537
Other current assets	1,104	3,681
Total current assets	60,550	58,230
Property, plant and equipment, net	26,970	27,824
Installment contracts receivable, less allowance for credit losses of $705 (2008) and $725 (2007)	1,206	3,264
Other assets	1,924	2,059
Total assets	$90,650	$91,377
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligation	$890	$834
Note payable under retail floor plan agreement	792	510
Accounts payable	6,141	4,720
Amounts payable under dealer incentives	3,153	3,619
Estimated warranties	11,690	11,720
Accrued insurance	5,436	5,158
Accrued compensation and related withholdings	3,094	2,846
Reserve for repurchase commitments	1,167	1,131
Progress billings	--	3,546
Other accrued expenses	3,686	3,384
Total current liabilities	36,049	37,468
Long-term debt and capital lease obligation, less current portion	2,920	3,678
Other long term liabilities	251	247
Total liabilities	39,220	41,393
Commitments and contingencies (Note 8)
Stockholders’ equity:
Series A Junior Participating Preferred stock, $0.01 par value; 200,000 shares authorized, none issued	--	--
Preferred stock, $0.01 par value; 300,000 shares authorized, none issued	--	--
Common stock, $0.10 par value; 50,000,000 shares authorized; 19,412,880 shares issued	1,941	1,941
Additional paid-in capital	59,140	59,126
Deferred compensation	(109)	(185)
Retained deficit	(5,760)	(7,116)
Treasury stock, at cost; 983,300 shares	(3,782)	(3,782)
Total stockholders’ equity	51,430	49,984
Total liabilities and stockholders’ equity	$90,650	$91,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

[Index]

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Year-to-Date Ended
	June 28, 2008	June 30, 2007
Operating activities:
Net income (loss)	$1,356	$(4,760)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,074	1,056
Stock-based compensation	90	131
Provision for credit and accounts receivable losses	245	75
(Gain) loss on sale of property, plant and equipment	(57)	50
Other, net	(123)	(400)
Installment contracts purchased for resale	(17,882)	(28,239)
Sale of installment contracts purchased for resale	16,221	25,507
Principal collected on installment contracts purchased for resale	29	38
Changes in assets and liabilities:
Accounts receivable, net	(10,739)	(12,795)
Inventories	1,860	(4,269)
Accounts payable	1,421	2,799
Amounts payable under dealer incentives	(466)	136
Accrued compensation and related withholdings	248	533
Other assets and liabilities	877	856
Net cash used in operating activities	(5,846)	(19,282)
Investing activities:
Proceeds from dispositions of property, plant and equipment	89	60
Capital expenditures	(223)	(1,515)
Notes and installment contracts purchased for investment	(477)	(163)
Sale of installment contracts purchased for investment	4,414	--
Principal collected on notes and installment contracts purchased for investment	1,116	1,221
Other investing activities	231	332
Net cash provided by (used in) investing activities	5,150	(65)
Financing activities:
Net borrowings on note payable under retail floor plan agreement	282	1,056
Payments on long-term debt	(731)	(880)
Proceeds from exercise of stock options	--	50
Net cash provided by (used in) financing activities	(449)	226
Net decrease in cash and cash equivalents	(1,145)	(19,121)
Cash and cash equivalents at beginning of period	22,043	25,967
Cash and cash equivalents at end of period	$20,898	$6,846

Supplemental disclosures:
Cash paid for (received from):
Interest	$208	$359
Income taxes	$(10)	$(531)
Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease transaction	$29	$--
Retail assets sold for assumption of note payable, net of note receivable of $447	$--	$1,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

[Index]

CAVALIER HOMES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited – dollars in thousands except per share amounts)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly our financial position as of June 28, 2008, and the results of operations for the quarter and year-to-date periods ended June 28, 2008 and June 30, 2007, and the results of our cash flows for the year-to-date periods ended June 28, 2008 and June 30, 2007. All such adjustments are of a normal, recurring nature.

The results of operations for the quarter and year-to-date periods ended June 28, 2008 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.

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

We report two net income (loss) per share numbers, basic and diluted, which are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted), as detailed below:

	Quarter Ended		Year-to-Date Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net income (loss)	$1,238	$(869)	$1,356	$(4,760)
Weighted average shares outstanding:
Basic	18,406	18,377	18,397	18,373
Effect of potential common stock from the exercise of stock options	3	--	10	--
Diluted	18,409	18,377	18,407	18,373
Net income (loss) per share:
Basic	$0.07	$(0.05)	$0.07	$(0.26)
Diluted	$0.07	$(0.05)	$0.07	$(0.26)
Weighted average option shares excluded from computation of diluted loss per share because their effect is anti-dilutive	525	884	569	945

Restricted common stock outstanding issued to employees as of June 28, 2008 totaling 23,332 shares has been excluded from the computation of basic earnings (loss) per share since the shares are not vested and remain subject to forfeiture.

Certain amounts from the prior year periods have been reclassified to conform to the 2008 presentation.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP permits the delayed application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We adopted SFAS

[Index]

No. 157 in the first quarter of 2008 for all financial assets and financial liabilities with no material impact on our consolidated statements of operations or financial condition. For disclosure purposes, we estimated the fair value of our installment contracts receivable at $7,733 using Level 3 inputs as defined in SFAS No. 157. In general, these inputs were based on the actual sales prices we received from the sale of comparable installment contracts and the underlying collateral value on certain loans based on appraisals, when available, or industry price guides for used manufactured housing.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R. SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008. We have not yet completed our assessment of the impact, if any, SFAS No. 141R and SFAS No. 160 will have on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We believe that FAS 162 will have no effect on our financial statements.

3.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at June 28, 2008 and December 31, 2007 were as follows:

	June 28, 2008	December 31, 2007
Raw materials	$11,543	$11,967
Work-in-process	1,004	1,263
Finished goods	6,130	7,307
Total inventories	$18,677	$20,537

4.	LONG-LIVED ASSETS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as “held for sale” if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. We had idle assets of $6,462 and $6,873 at June 28, 2008 and December 31, 2007, respectively, recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities, which we are attempting to sell. Management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as “held and used” and depreciation has continued on these assets.

5.	INCOME TAXES

We did not record a regular federal income tax provision in the quarter and year-to-date period ended June 28, 2008 due to the availability of net operating loss carryforwards. The income tax provision of $84 in the quarter ended June 28, 2008

[Index]

includes $7 for alternative minimum federal income taxes payable, $2 of interest related to uncertain tax positions, and $75 for state income taxes payable for certain subsidiaries, including $58 related to a state income tax audit conducted this year. The income tax provision of $95 in the year-to-date period ended June 28, 2008 includes $7 for alternative minimum federal income taxes payable, $4 of interest related to uncertain tax positions, and $84 for state income taxes payable for certain subsidiaries. The income tax provision of $34 in the quarter ended June 30, 2007 includes $25 for state income taxes payable for certain subsidiaries and $9 of interest related to uncertain tax positions. The income tax provision of $56 in the year-to-date period ended June 30, 2007 includes $44 for state income taxes payable for certain subsidiaries and $12 of interest related to uncertain tax positions.

Since December 31, 2006, we have maintained a valuation allowance to fully reserve our deferred tax assets due to a number of factors, including among others, operating losses and uncertainty of future operating results. We did not record a federal income tax benefit in the year-to-date period ended June 30, 2007 because management believes it is not appropriate to record income tax benefits in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes. As of June 28, 2008, our valuation allowance against deferred tax assets totaled approximately $17,100. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

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

We provide retail home buyers a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. A two-year limited warranty was provided for homes we shipped under the contract with the Mississippi Emergency Management Agency. We have provided a liability of $11,690 and $11,720 at June 28, 2008 and December 31, 2007, respectively, for estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for estimated warranties was as follows:

	Quarter Ended		Year-to-Date Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Balance, beginning of period	$11,784	$11,650	$11,720	$11,900
Provision for warranties issued in the current period	3,242	3,840	6,370	6,352
Adjustments for warranties issued in prior periods	(46)	(540)	23	88
Payments	(3,290)	(3,150)	(6,423)	(6,540)
Balance, end of period	$11,690	$11,800	$11,690	$11,800

We evaluate actual warranty costs on a quarterly basis in conjunction with the review of our liability for estimated warranties. Based on these evaluations, we recorded changes in the accounting estimates in the quarters ended June 28, 2008 and June 30, 2007 totaling $46 and $540, respectively, which reduced the warranty provision.

7.	CREDIT ARRANGEMENTS

We have a credit agreement with our primary lender (the “Credit Facility”), which has been amended from time to time with a current maturity date of April 2009. The Credit Facility is comprised of (i) a revolving line of credit that provides for borrowings (including letters of credit) up to $17,500 and (ii) a real estate term loan with an initial term of 14 years, which are cross-secured and cross-defaulted. No amounts were outstanding under the revolving line of credit as of June 28, 2008 or December 31, 2007.

[Index]

The amount available under the revolving line of credit is equal to the lesser of (i) $17,500 or (ii) an amount based on defined percentages of accounts and notes receivable and inventories reduced by the sum of $2,500 and any outstanding letters of credits. At June 28, 2008, $11,926 was available under the revolving line of credit after deducting letters of credit of $4,353.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table. Tangible net worth at June 28, 2008 was $51,430.

Tangible Net Worth	Interest Rate
above $62,000	Prime less 0.50%
$62,000 – $56,500	Prime
$56,500 – $38,000	Prime plus 0.75%
below $38,000	Prime plus 1.25%

The bank’s prime rate was 5.00% and 7.25% at June 28, 2008 and December 31, 2007, respectively.

The real estate term loan agreement contained in the Credit Facility provided for initial borrowings of $10,000, of which $2,631 and $2,737 was outstanding on June 28, 2008 and December 31, 2007, respectively. Interest on the term note is fixed for a period of five years from issuance (September 2003) at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $5,000. In addition, the Credit Facility contains certain financial covenants requiring us (i) to maintain on a consolidated basis certain defined levels of liabilities to tangible net worth ratio (not to exceed 1.5 to 1), (ii) to maintain a current ratio, as defined, of at least 1.1 to 1, (iii) maintain minimum cash and cash equivalents of $5,000, (iv) achieve an annual cash flow to debt service ratio of not less than 1.35 to 1 for the year ending December 31, 2008, and (v) achieve an annual minimum profitability of $100. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At June 28, 2008, we were in compliance with our debt covenants.

We have amounts outstanding under Industrial Development Revenue Bond issues (“Bonds”) which totaled $1,155 and $1,775 at June 28, 2008 and December 31, 2007, respectively. One bond issue bearing interest at 5.25% will mature in April 2009; and a second bond issue is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 1.75% as determined by a remarketing agent. The real estate term loan and the Bonds are collateralized by substantially all of our plant facilities and equipment.

We had $792 and $510 of notes payable under a retail floor plan agreement at June 28, 2008 and December 31, 2007, respectively. The notes are collateralized by certain retail new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

We entered into a capital lease transaction during the first quarter of 2008 related to machinery and equipment we acquired with an initial cost of $29. At June 28, 2008, $24 was outstanding under the capital lease obligation.

At June 28, 2008 and December 31, 2007, the estimated fair value of outstanding borrowings other than notes payable under a retail floor plan agreement was $3,897 and $4,551, respectively. These estimates were determined using rates we believe we could have obtained on similar borrowings at such times.

8.	COMMITMENTS AND CONTINGENCIES

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price we are obligated to pay generally declines over the period of the agreement (generally 9 - 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. We applied FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 and SFAS

[Index]

No. 5, Accounting for Contingencies to account for our liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), we record the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, we evaluate the likelihood that we will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, we evaluate the probability of default for the group of dealers who are identified at an elevated risk of default and apply a probability of default to the group based on historical default rates. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home. Under the repurchase agreements, we were contingently liable at June 28, 2008, to financial institutions providing inventory financing for retailers of our products up to a maximum of approximately $60,000 in the event we must perform under the repurchase commitments. We recorded an estimated liability of $1,167 at June 28, 2008 and $1,131 at December 31, 2007 related to these commitments. Activity in the reserve for repurchase commitments was as follows:

	Quarter Ended		Year-to-Date Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Balance, beginning of period	$1,159	$1,199	$1,131	$1,513
Reduction for payments made on inventory purchases	(91)	(23)	(91)	(109)
Recoveries for inventory repurchase	--	26	4	44
Accrual for guarantees issued during the period	367	456	675	753
Reduction to pre-existing guarantees due to declining obligations or expired guarantees	(336)	(402)	(653)	(879)
Changes to the accrual for pre-existing guarantees for those dealers deemed to be probable of default	68	45	101	(21)
Balance, end of period	$1,167	$1,301	$1,167	$1,301

In conjunction with the quarterly review of our critical accounting estimates, we evaluate our historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default.

Our workers’ compensation, product liability and general liability insurance are provided by fully-insured, large deductible policies. The current deductibles under these programs are $250 for workers’ compensation and $100 for product liability and general liability. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We recorded an estimated liability of $3,910 at June 28, 2008 and $4,274 at December 31, 2007 related to these contingent claims.

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

We provided letters of credit totaling $4,353 as of June 28, 2008. These letters of credit are to providers of surety bonds ($2,307) and insurance policies ($2,046). While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We recorded insurance expense based on anticipated losses related to these policies.

[Index]

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

	Quarter Ended		Year-to-Date Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Revenue from external customers:
Home manufacturing	$50,353	$61,765	$99,034	$103,810
Financial services	737	1,044	1,572	1,901
Revenue from external customers	$51,090	$62,809	$100,606	$105,711

Operating income (loss):
Home manufacturing	$2,204	$(538)	$3,108	$(3,521)
Financial services	66	304	173	521
Segment operating income (loss)	2,270	(234)	3,281	(3,000)
General corporate	(1,049)	(871)	(2,037)	(1,940)
Operating income (loss)	$1,221	$(1,105)	$1,244	$(4,940)

			June 28, 2008	December 31, 2007
Identifiable assets:
Home manufacturing			$66,319	$62,809
Financial services			14,647	14,587
Segment assets			80,966	77,396
General corporate			9,684	13,981
Total assets			$90,650	$91,377

10.	EQUITY-METHOD INVESTEES

We recorded equity in earnings of equity-method investees of $78 and $242 for the quarters ended June 28, 2008 and June 30, 2007, respectively, and $123 and $400 for the year-to-date periods then ended. As we disclosed in our 2007 consolidated financial statements, we sold our ownership interest in one partnership to a joint venture partner and we acquired that partner’s interest in another of our joint ventures, which resulted in only one remaining active equity-method investee. In 2007, none of our equity-method investees were defined as significant. Summarized information related to the equity-method investees is shown below.

	Quarter Ended		Year-to-Date Ended
	June 28, 2008	June 30, 2007	June 28, 2008	June 30, 2007
Net sales	$5,038	$16,825	$9,707	$30,569
Gross profit	1,323	3,244	2,470	5,856
Income from continuing operations	263	1,073	459	1,751
Net income	263	1,073	459	1,751

[Index]

11.	STOCK-BASED COMPENSATION

Stock Incentive Plans

At June 28, 2008, our stock incentive plans included the following:

a.
The 2005 Incentive Compensation Plan (the “2005 Plan”) provides for both incentive stock options and non-qualified stock options to key employees. The 2005 Plan also provides for stock appreciation rights and awards of both restricted stock and performance shares. Awards are granted at prices and terms determined by the compensation committee of the Board of Directors. The term for awards granted under the 2005 Plan cannot exceed ten years from the date of grant. Upon adoption of the 2005 Plan, our 1996 Key Employee Stock Incentive Plan (the “1996 Plan”) was terminated. However, the termination of the 1996 Plan did not affect any options which were outstanding and unexercised under that Plan. A total of 1,500,000 shares of common stock are authorized for issuance under the 2005 Plan. As of June 28, 2008, shares authorized for grant and available to be granted under the 2005 Plan totaled 1,430,000 shares.

b.
The 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”) provides for the issuance of up to 500,000 shares of our common stock, which is reserved for grant to non-employee directors. Options are granted upon the director’s initial election and automatically on an annual basis thereafter at fair market value on the date of such grant. Stock option grants become exercisable at a rate of 1/12th of the shares subject to the stock option on each monthly anniversary of the date of grant. Except in the case of death, disability, or retirement, options granted under the 2005 Directors Plan expire ten years from the date of grant. We had a 1993 Non-employee Director Plan, (the “1993 Plan”), that was terminated upon adoption of the 2005 Directors Plan. However, the termination of the 1993 Plan did not affect any options which were outstanding and unexercised under that Plan. As of June 28, 2008, shares available to be granted under the 2005 Directors Plan totaled 410,000 shares.

The following table sets forth the summary of activity under our stock incentive plans for the year-to-date period ended June 28, 2008:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2007	1,870,000	830,598	$6.81
Granted	(30,000)	30,000	1.93
Expired	--	(323,509)	9.96
Balance at June 28, 2008	1,840,000	537,089	$4.64

Options exercisable at June 28, 2008		522,504	$4.72

The weighted average fair value of options granted during the year-to-date periods ended June 28, 2008 and June 30, 2007 was $0.94 and $2.29, respectively. The total intrinsic value of options exercised during the year-to-date periods ended June 29, 2008 and June 30, 2007 was $0 and $21, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of June 28, 2008 was $6 and $5, respectively.

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

[Index]

compensation expense. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

The assumptions used to value stock option grants are as follows:

	June 28, 2008	June 30, 2007
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	52.10%	59.23%
Risk free interest rate	3.28%	4.68%
Expected life (years)	5.07	5.00

No restricted stock awards were granted in the year-to-date periods ended June 28, 2008 and June 30, 2007. We recognize the estimated compensation cost of restricted stock awards, defined as the fair value of our common stock on the date of grant, on a straight line basis over the three year vesting period. During the year-to-date periods ended June 28, 2008 and June 30, 2007, 23,334 restricted stock awards vested in each year. Restricted stock awards that were unvested as of June 28, 2008 totaled 23,332 shares. Deferred compensation of $109 as of June 28, 2008 represents the unamortized cost of these unvested restricted stock awards.

Stock-based compensation in the quarters ended June 28, 2008 and June 30, 2007 totaled $45 and $55, respectively, and totaled $90 and $131 in the year-to-date periods ended June 28, 2008 and June 30, 2007, respectively. We charge stock-based compensation to selling, general and administrative expense in our condensed consolidated statement of operations. Future compensation cost on unvested stock-based awards as of June 28, 2008 is estimated to be approximately $123, which will be charged to expense through March 2009.

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

For the first five months of 2008, the latest data available from the Manufactured Housing Institute (“MHI”), floor shipments are 9.0% lower than the same period in 2007 due to the continuation of challenging manufactured housing market conditions and the overall decline in the economy. Continuing turmoil in the credit markets in 2008 could further reduce the number of floor shipments. As a result of the weak home shipments for May 2008, industry analysts have reduced their full year 2008 forecast for unit shipments to a 4 to 7% decline as compared to home shipments in 2007.

In 2008, we received additional orders to build and deliver 150 homes under the initial contract for 500 homes we entered into in June 2007 with the Mississippi Emergency Management Agency (“MEMA”) under the Alternative Housing Pilot Program as part of that state's ongoing efforts to provide permanent and semi-permanent housing for residents displaced by Hurricane Katrina. We shipped 121 and 291 homes to MEMA in the three and six months ended June 28, 2008, respectively. With the shipment of one unit in early July, we have now shipped all the units ordered by MEMA.

Industry/Company Shipments and Market Share

Based on information provided by MHI, wholesale floor shipments of HUD-Code homes were down 72% cumulatively from the year ended December 31, 1999 through December 31, 2007 as shown by the data in the following table:

[Index]

	Floor Shipments
	Nationwide					Cavalier’s Core 11 States
Year	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share
1999	582,498		34,294		5.9%	284,705		30,070		10.6%
2000	431,787	(25.9)%	18,590	(45.8)%	4.3%	199,276	(30.0)%	15,941	(47.0)%	8.0%
2001	342,321	(20.7)%	21,324	14.7%	6.2%	149,162	(25.1)%	17,884	12.2%	12.0%
2002	304,370	(11.1)%	21,703	1.8%	7.1%	124,127	(16.8)%	18,039	0.9%	14.5%
2003	240,180	(21.1)%	12,411	(42.8)%	5.2%	87,265	(29.7)%	10,584	(41.3)%	12.1%
2004	232,824	(3.1)%	10,772	(13.2)%	4.6%	88,958	1.9%	8,912	(15.8)%	10.0%
2005	246,750	6.0%	10,648	(1.2)%	4.3%	105,508	18.6%	9,905	11.1%	9.4%
2006	206,822	(16.2)%	8,261	(22.4)%	4.0%	86,748	(17.8)%	7,774	(21.5)%	9.0%
2007	163,761	(20.8)%	7,378	(10.7)%	4.5%	69,115	(20.3)%	6,568	(15.5)%	9.5%
Q1 2008	34,289		1,745		5.1%	16,484		1,619		9.8%
Two months ended 05/31/08	26,355		1,217		4.6%	12,385		1,139		9.2%

During 2007, our floor shipments decreased 10.7% as compared to 2006, while industry wide shipments decreased 20.8%, with our market share in 2007 increasing to 4.5%. In our core states, our market share in 2007 increased to 9.5% from 9.0% in 2006 due to new products we introduced in early 2007 and our participation in the MEMA Alternative Housing Pilot Program. For the five months ended May 31, 2008, our total market share increased to 4.9% and our market share in our core 11 states increased slightly to 9.6% due primarily to the impact of our contract with MEMA.

Modular Housing

We primarily produce HUD-Code homes. We also produce modular homes, which are constructed to local, regional or state building codes. Modular homes generally have a different and more complex roof system than HUD-Code homes, are typically two or more sections, and, when combined with land, usually qualify for traditional mortgage financing, which generally has better terms than financing for a HUD-Code home. The national market for modular housing was 32,300 homes in 2007 according to data available from the National Modular Housing Council (“NMHC”), a decrease of 16.1% from 2006. Modular homes shipped industry wide in the first quarter of 2008 (the latest data available from NMHC) totaled 5,400 homes, a decrease of 27% from the first quarter of 2007. In the first quarters of 2008 and 2007, we shipped 38 and 85 modular homes, respectively, for a year over year decrease of 55.3%. We believe the decline in modular home shipments industry-wide is primarily attributable to economic conditions, including the downturn in the general housing market and the turmoil in the credit markets. We have experienced a greater than market decline in modular housing in certain states where we have less modular housing experience than our competitors.

Industry Finance Environment

A major factor that impacts the manufactured housing industry is the availability of credit and the tightening/relaxation of credit standards. The industry continues to be impacted significantly by reduced financing available at both the wholesale and retail levels. In 2007, the mortgage credit markets experienced a significant upheaval related to sub-prime mortgages, which has continued to impact the overall credit and financial markets in the first half of 2008. More restrictive credit standards will impact the ability of home buyers to obtain financing and the downturn in the real estate markets has increased home repossessions. We believe these factors have impacted the manufactured housing industry, particularly modular housing products. We believe a meaningful expansion for our industry will be delayed until there is substantial entry of finance resources to the manufactured housing market.

Capacity and Overhead Cost

Our plants operated at capacities ranging from 38% to 54% in 2007. We closed one of two manufacturing lines in Millen, Georgia in September 2007 and consolidated our Winfield, Alabama production line with our operations in Hamilton, Alabama. During the first half of 2008, our plants operated at 54% of total capacity with individual plants operating from 36% to 78% of capacity. We will continue to monitor the relationship between demand and capacity and may take additional steps to adjust our capacity or enhance our operations based on our views of the industry and its general direction.

[Index]

Outlook

In 2008, we will continue to focus on programs to improve manufacturing efficiencies, increase gross margins, reduce costs overall, and improve liquidity. We believe this internal focus was instrumental in the positive results we achieved in the first six months of this year. Also, we believe economic issues related to the high price of oil and escalating commodity prices, as well as the current credit crisis, all point to continuing weakness in the manufactured housing market, producing limited visibility with regard to near-term outlook. Further changes in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and further commodity price increases could affect our results of operations.

Results of Operations

Quarters Ended June 28, 2008 and June 30, 2007

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Quarter Ended
Statement of Operations Data:	June 28, 2008		June 30, 2007		Differences
Revenue:
Home manufacturing net sales	$50,353		$61,765		$(11,412)	(18.5)%
Financial services	737		1,044		(307)	(29.4)
Total revenue	51,090	100.0%	62,809	100.0%	(11,719)	(18.7)
Cost of sales	41,447	81.1	54,172	86.2	(12,725)	(23.5)
Gross profit	9,643	18.9	8,637	13.8	1,006	11.6
Selling, general and administrative	8,422	16.5	9,742	15.5	(1,320)	(13.5)
Operating income (loss)	1,221	2.4	(1,105)	(1.7)	2,326	n/m
Other income (expense):
Interest expense	(112)	(0.2)	(146)	(0.2)	34	23.3
Other, net	135	0.2	174	0.2	(39)	(22.4)
	23	0.0	28	0.0	(5)	(17.9)
Income (loss) before income taxes and equity in earnings of equity-method investees	1,244	2.4	(1,077)	(1.7)	2,321	n/m
Income tax provision	84	0.1	34	0.1	50	147.1
Equity in earnings of equity-method investees	78	0.1	242	0.4	(164)	(67.8)
Net income (loss)	$1,238	2.4%	$(869)	(1.4)%	$2,107	n/m

	Quarter Ended
Operating Data:	June 28, 2008		June 30, 2007
Home manufacturing:
Floor shipments:
HUD-Code	1,817	95.8%	2,382	93.0%
Modular	80	4.2	178	7.0
Total floor shipments	1,897	100.0%	2,560	100.0%
Home shipments:
Single-section	490	41.1%	382	26.0%
Multi-section	701	58.9	1,085	74.0
Wholesale home shipments	1,191	100.0	1,467	100.0
Shipments to company-owned retail locations	(6)	(0.5)	(8)	(0.5)
MEMA shipments	(121)	(10.2)	--	--
Shipments to independent retailers	1,064	89.3	1,459	99.5
Retail home sales	6	0.5	4	0.2
Shipments other than to MEMA	1,070	89.8%	1,463	99.7%
Other operating data:
Installment loan purchases	$9,512		$16,610
Capital expenditures	$182		$909
Home manufacturing facilities (operating)	5		7
Independent exclusive dealer locations	56		64

[Index]

Revenue

Revenue for the second quarter of 2008 totaled $51,090, decreasing $11,719 or 18.7%, from 2007’s second quarter revenue of $62,809. Home manufacturing net sales decreased $11,412 to $50,353 from $61,765 in the second quarter of 2007. Home shipments decreased 18.6%, with floor shipments decreasing by 25.9%. The decrease in manufactured home revenue and shipments are due in part to the overall decline in the manufactured housing industry, which experienced a 15.3% decline in year over year home shipments in the month of May 2008 compared to the same month in 2007 and an 18.3% decline in floor shipments. Multi-section home shipments, as a percentage of total shipments, were 58.9% in the second quarter of 2008 as compared to 74.0% in 2007. Single-section homes, as a percentage of total shipments, increased to 41.1% in the second quarter of 2008 from 26.0% in the same quarter of 2007. The primary cause of the bulge in single-section shipments in the second quarter of 2008 was the single-section units shipped to MEMA. Shipments other than MEMA units to exclusive dealers were 51% and 49% of revenue in the second quarters of 2008 and 2007, respectively. The number of independent dealers participating in our exclusive dealer program declined from 64 at June 30, 2007 to 56 at June 28, 2008. Total home shipments (wholesale and retail) for the second quarter of 2008 were 1,188 versus 1,463 in 2007. Inventory of our product at all retail locations decreased to approximately $83,900 at June 28, 2008 from $97,800 at June 30, 2007.

Revenue from the financial services segment decreased 29.4% to $737 for the second quarter of 2008 compared to $1,044 in 2007. The revenue decrease is primarily due to a lower level of loan purchases and reduced interest income on a lower portfolio balance throughout the quarter compared to the same period in 2007. During the second quarter of 2008, CIS Financial Services, Inc. (“CIS”), our wholly owned finance subsidiary, purchased contracts totaling $9,512 and sold installment contracts totaling $9,560. In the same period of 2007, CIS purchased contracts of $16,610 and sold installment contracts totaling $14,671. CIS does not generally retain the servicing function and does not earn interest income on these re-sold loans.

Gross Profit

Gross profit was $9,643, or 18.9% of total revenue, for the second quarter of 2008, up from $8,637, or 13.8%, in 2007. The increase in gross profit and gross margin is primarily the result of (i) increases in unit sales prices in the current year and the impact of product sales mix, (ii) improvements in manufacturing efficiencies and capacity utilization, and (iii) the full benefit of the closure of two plants/manufacturing lines in the last half of 2007. Our average wholesale sales price per unit (including MEMA) in the second quarter of 2008 increased to approximately $41,700 from $41,600 in the second quarter of 2007. We experienced cost increases in the second quarter of 2008 compared to the second quarter 2007 in certain raw materials and commodity components due primarily to higher oil prices. We were able to minimize the impact of the increase in raw material costs in the second quarter of 2008 through increases in our sales prices. However, if raw material prices continue to increase, we may not be able to further increase our sales prices and could experience a decline in our gross profit and gross margin percentage.

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses during the second quarter of 2008 were $8,422 or 16.5 % of total revenue, compared to $9,742 or 15.5 % in 2007, a decrease of $1,320. Lower selling, general and administrative costs reflect our efforts this year to reduce fixed costs across the company. In terms of major spending categories, (i) advertising and promotion costs decreased $932,000, (ii) salaries, wages and payroll benefits decreased $228,000, and (iii) other SG&A expenses decreased in general as a result of cost-control measures.

Operating Income (Loss)

Operating income for the quarter was $1,221 compared to a loss of $1,105 in the second quarter of 2007. Segment operating results were as follows: (1) Home manufacturing operating income was $2,204 in the second quarter of 2008 as compared to a loss of $538 in 2007. The improvement in home manufacturing operating results was due to improved margins and reduced costs, both as discussed above. (2) Financial services operating income was $66 in the second quarter of 2008 as compared to $304 in 2007 due to lower number of loan purchases and reduced interest income. (3) General corporate operating expense, which is not identifiable to a specific segment, increased from $871 in the second quarter of 2007 to $1,049 in 2008 primarily due to incentive compensation based on profitable results in the current year.

[Index]

Other Income (Expense)

Interest expense for the quarter was $112 compared to $146 in the second quarter of 2007 due primarily to lower outstanding debt balances between the two periods.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net decreased $39 to $135 for the second quarter of 2008 compared to $174 for the same period in 2007. A decrease in interest income due to lower interest rates on higher average balances of invested funds contributed to the overall decrease in other, net.

Income Tax Provision

We did not record a regular federal income tax provision in the current year period due to the availability of net operating loss carryforwards. The income tax provision of $84 in the quarter ended June 28, 2008 includes $7 for alternative minimum federal income taxes payable, $2 of interest related to uncertain tax positions, and $75 for state income taxes payable for certain subsidiaries, including $58 related to a state income tax audit completed in the current year. The income tax provision of $34 in the quarter ended June 30, 2007 includes $25 for state income taxes payable for certain subsidiaries and $9 of interest related to uncertain tax positions.

Since December 31, 2006, we have maintained a valuation allowance to fully reserve our deferred tax assets due to a number of factors, including among others, operating losses and uncertainty of future operating results. We did not record a federal income tax benefit in the quarter ended June 30, 2007 because management believes it is not appropriate to record income tax benefits in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes. As of June 28, 2008, our valuation allowance against deferred tax assets totaled approximately $17,100. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

Net Income (Loss)

Net income for the second quarter of 2008 was $1,238 or $0.07 per diluted share compared to a net loss of $869 or $0.05 per diluted share in the same period last year. The changes between these two periods are due to the items discussed above.

Year-to-Date Periods Ended June 28, 2008 and June 30, 2007

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Year-to-Date Ended
Statement of Operations Data:	June 28, 2008		June 30, 2007		Differences
Revenue:
Home manufacturing net sales	$99,034		$103,810		$(4,776)	(4.6)%
Financial services	1,572		1,901		(329)	(17.3)
Total revenue	100,606	100.0%	105,711	100.0%	(5,105)	(4.8)
Cost of sales	82,663	82.2	91,094	86.2	(8,431)	(9.3)
Gross profit	17,943	17.8	14,617	13.8	3,326	22.8
Selling, general and administrative	16,699	16.6	19,557	18.5	(2,858)	(14.6)
Operating income (loss)	1,244	1.2	(4,940)	(4.7)	6,184	n/m
Other income (expense):
Interest expense	(236)	(0.2)	(310)	(0.3)	74	23.9
Other, net	320	0.3	146	0.2	174	(119.2)
	84	0.1	(164)	(0.1)	248	151.2
Income (loss) before income taxes and equity in earnings of equity-method investees	1,328	1.3	(5,104)	(4.8)	6,432	n/m
Income tax provision	95	0.1	56	0.1	39	69.6
Equity in earnings of equity-method investees	123	0.1	400	0.4	(277)	(69.3)
Net income (loss)	$1,356	1.3%	$(4,760)	(4.5)%	$6,116	n/m

[Index]

	Year-to-Date Ended
Operating Data:	June 28, 2008		June 30, 2007
Home manufacturing:
Floor shipments:
HUD-Code	3,562	95.8%	3,862	91.6%
Modular	157	4.2	356	8.4
Total floor shipments	3,719	100.0%	4,218	100.0%
Home shipments:
Single-section	985	42.0%	657	27.1%
Multi-section	1,363	58.0	1,770	72.9
Wholesale home shipments	2,348	100.0	2,427	100.0
Shipments to company-owned retail locations	(9)	(0.4)	(29)	(1.2)
MEMA shipments	(291)	(12.4)	--	--
Shipments to independent retailers	2,048	87.2	2,398	98.8
Retail home sales	11	0.5	32	1.3
Shipments other than to MEMA	2,059	87.7%	2,430	100.1%
Other operating data:
Installment loan purchases	$18,279		$28,367
Capital expenditures	$252		$1,515
Home manufacturing facilities (operating)	5		7
Independent exclusive dealer locations	56		64

Revenue

Revenue for the first half of 2008 totaled $100,606, decreasing $5,105, or 4.8%, from 2007’s first half revenue of $105,711. Home manufacturing net sales accounted for a significant part of the change, decreasing $4,776 to $99,034 from net sales for the first half of 2007 of $103,810 due generally to the overall decline in the manufactured housing market. Home shipments (wholesale and retail) for the first half of 2008 were 2,350 versus 2,430 in 2007, a decrease of 3.3%, and floor shipments decreased 11.8%. Multi-section home shipments, as a percentage of total shipments, were 58.0% in the first half of 2008 as compared to 72.9% in 2007. Single-section homes, as a percentage of total shipments, increased to 42.0% in the first half of 2008 from 27.1% in the same period of 2007, primarily due to the single-section homes built for MEMA. Shipments other than MEMA units to exclusive dealers were 53% and 49% in the first half of 2008 and 2007, respectively.

Revenue from the financial services segment decreased 17.3% to $1,572 for the first half of 2008 compared to $1,901 in 2007. The revenue decrease is primarily due to a lower level of loan purchases and reduced interest income on a lower portfolio balance throughout the quarter compared to the same period in 2007. During the first half of 2008, CIS purchased contracts of $18,279 and sold installment contracts totaling $18,315. In the same period of 2007, CIS purchased contracts of $28,367 and sold installment contracts totaling $25,507.

Gross Profit

Gross profit was $17,943, or 17.8% of total revenue, for the first half of 2008, versus $14,617, or 13.8%, in 2007. The $3,326 increase in gross profit is primarily the result of (i) increases in our sales prices in the current year and the impact of product sales mix, (ii) improvements in manufacturing efficiencies and capacity utilization, and (iii) the full benefit of the closure of two plants/manufacturing lines in the last half of 2007, which reduced overall fixed manufacturing costs. Additionally, our average wholesale sales price per unit (including MEMA) in the first half of 2008 increased slightly to approximately $41,400 from $41,000 in the first half of 2007. As noted above, we experienced price increases in 2008 compared to the same period in 2007 in certain raw materials and commodity components due primarily to higher oil prices, which were offset by increases in our selling prices.

Selling, General and Administrative

SG&A expenses during the first half of 2008 were $16,699, or 16.6% of total revenue, compared to $19,557 or 18.5% in 2007, a decrease of $2,858. Selling, general and administrative costs decreased between these periods as a result of (i) lower advertising and promotion costs, including show related expenses, totaling $1,521,000, (ii) a decrease in salaries, wages and payroll benefits of $900,000, and (iii) a net decrease in other SG&A expenses totaling $437,000 primarily as a result of cost-control measures.

[Index]

Operating Income (Loss)

Operating income for the first half of 2008 was $1,244 compared to an operating loss of $4,940 in the first half of 2007. Segment operating results were as follows: (1) Home manufacturing operating income was $3,108 in the first half of 2008 as compared to an operating loss of $3,521 in 2007. The increased home manufacturing operating profit is primarily due to higher gross profits and lower costs as discussed above. (2) Financial services operating income was $173 in the first half of 2008 as compared to $521 in 2007 due to lower number of loan purchases and reduced interest income. (3) General corporate operating expense, which is not identifiable to a specific segment, increased slightly from $1,940 in the first half of 2007 to $2,037 in 2007 primarily due to incentive compensation accrued on profitable results in the current year offset in part by reduced spending in other expenses.

Other Income (Expense)

Interest expense for the first half of 2008 was $236 compared to $310 in 2007. The decrease of $74 is primarily due to lower levels of outstanding debt in the first half of 2008 compared to the same period in 2007.

Other, net is comprised primarily of interest income (unrelated to financial services) and gains related to cost-method investees. Other, net increased $174 primarily due a $250 loss recorded on the sale of the two retail locations on March 30, 2007, which did not occur in 2008, and a decrease in interest income.

Income Tax Provision

We did not record a regular federal income tax provision in the current year period due to the availability of net operating loss carryforwards. The income tax provision of $95 in the year-to-date period ended June 28, 2008 includes $7 for alternative minimum federal income taxes payable, $4 of interest related to uncertain tax positions, and $84 for state income taxes payable for certain subsidiaries. The income tax provision of $56 in the year-to-date period ended June 30, 2007 includes $44 for state income taxes payable for certain subsidiaries and $12 of interest related to uncertain tax positions.

Net Income (Loss)

Net income for the first half of 2008 was $1,356 or $0.07 per diluted share compared to a net loss of $4,760 or $0.26 per diluted share.

Liquidity and Capital Resources

	Balances as of
	June 28, 2008	December 31, 2007
Cash, cash equivalents, and certificates of deposit	$20,898	$22,043
Working capital	$24,501	$20,906
Current ratio	1.7 to 1	1.6 to 1
Long-term debt and capital lease obligation	$2,920	$3,678
Ratio of long-term debt to equity	0.1 to 1	0.1 to 1
Installment loan portfolio	$8,399	$9,844

Year-to-Date Period Ended June 28, 2008

Cash decreased $1,145 from $22,043 at December 31, 2007 to $20,898 at June 28, 2008. Historically, our cash and cash equivalents in the first half of each year generally decrease significantly from the beginning of the year balances due to a number of factors: (i) the closing of our facilities at the end of December for plant-wide vacations and holidays, which results in lower average levels of inventories and accounts receivable and higher levels of cash at December 31st, and (ii) a return to normal operating levels of inventory and accounts receivable at the beginning of each year. The decrease in cash at June 28, 2008 was consistent with this trend, but declined much less this year than in prior years due to our focus on increasing gross margins, reducing costs, and improving manufacturing efficiencies, including a reduction in inventory levels.

Operating activities used net cash of $5,846 primarily as a result of the following:

[Index]

(a)	an increase in accounts receivable of $10,739 due to the seasonal increase from the traditional December low point,
(b)	the net purchase of installment contracts of $1,661, offset by
(c)
income excluding non-cash expenses, such as depreciation, provision for credit and accounts receivable losses, stock-based compensation and gain on disposal of property, plant and equipment, totaling $2,708,

(d)	a reduction in inventories of $1,860, and
(e)	an increase of $1,421 in accounts payable, again reflecting normal production levels this quarter compared to the low production levels in December.

Investing activities provided cash in the first half of 2008 of $5,150, primarily from the cash received on the sale of a portion of our installment contracts held for investment totaling $4,414. Capital expenditures during the first half of 2008 totaled $223 for normal property, plant and equipment additions and replacements. We believe calendar 2008 capital expenditures will be significantly below the 2007 levels, but expect additions in the last half of 2008 to be higher than in the first half. Principal collected on notes and installment contracts purchased for investment totaled $1,116 during the first half of 2008.

The decrease in long-term debt for the first half of 2008 was due to scheduled principal payments of $731, and net borrowings under our retail floor plan agreement provided cash of $282.

The installment loan portfolio totaling $8,399 at June 28, 2008 decreased $1,445 from the balance at December 31, 2007 due to our decision to reduce the balance in this portfolio. Further reduction in the held for investment portfolio is not planned at this time. We expect to utilize cash on hand to fund future installment contracts purchased for resale.

Year-to-Date Period Ended June 30, 2007

Cash decreased $19,121 from $25,967 at December 31, 2006 to $6,846 at June 30, 2007. As noted above, our cash and cash equivalents in the first half of each year generally decrease from the beginning of the year balances. On average, (i) cash decreased approximately $13,000 in the first quarter of each year from 2002 through 2007, excluding 2006, which reflected an increase in cash due to the impact of FEMA home shipments and timing of cash collections; and (ii) cash decreased approximately $1,900 in the second quarter of each year from 2003 through 2007. The decrease in cash at June 30, 2007 and March 31, 2007 was consistent with this trend.

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

[Index]

from sales of idle facilities as a replacement source of funds due to net operating losses. Currently, we have two previously idled facilities that are being marketed for sale; however, we cannot predict when or at what amounts the facilities will ultimately be sold.

We have a credit agreement with our primary lender (the “Credit Facility”), which has been amended from time to time with a current maturity date of April 2009. The Credit Facility is comprised of (i) a revolving line of credit that provides for borrowings (including letters of credit) up to $17,500 and (ii) a real estate term loan, which are cross-secured and cross-defaulted. No amounts were outstanding under the revolving line of credit as of June 28, 2008 or December 31, 2007.

The amount available under the revolving line of credit is equal to the lesser of (i) $17,500 or (ii) an amount based on defined percentages of accounts and notes receivable and inventories reduced by the sum of $2,500 and any outstanding letters of credits. At June 28, 2008, $11,926 was available under the revolving line of credit after deducting letters of credit of $4,353.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table. Tangible net worth at June 28, 2008 was $51,430.

Tangible Net Worth	Interest Rate
above $62,000	Prime less 0.50%
$62,000 – $56,500	Prime
$56,500 – $38,000	Prime plus 0.75%
below $38,000	Prime plus 1.25%

The bank’s prime rate was 5.00% and 7.25% at June 28, 2008 and December 31, 2007, respectively.

The real estate term loan agreement contained in the Credit Facility provided for initial borrowings of $10,000, of which $2,631 and $2,737 was outstanding on June 28, 2008 and December 31, 2007, respectively. Interest on the term note is fixed for a period of five years from issuance (September 2003) at 6.5% and may be adjusted at 5 and 10 years. Amounts outstanding under the real estate term loan are collateralized by certain plant facilities and equipment.

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $5,000. In addition, the Credit Facility contains certain financial covenants requiring us (i) to maintain on a consolidated basis certain defined levels of liabilities to tangible net worth ratio (not to exceed 1.5 to 1), (ii) to maintain a current ratio, as defined, of at least 1.1 to 1, (iii) maintain minimum cash and cash equivalents of $5,000, (iv) achieve an annual cash flow to debt service ratio of not less than 1.35 to 1 for the year ending December 31, 2008, and (v) achieve an annual minimum profitability of $100. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At June 28, 2008, we were in compliance with our debt covenants.

We have amounts outstanding under Industrial Development Revenue Bond issues (“Bonds”) which totaled $1,155 and $1,775 at June 28, 2008 and December 31, 2007, respectively. One bond issue bearing interest at 5.25% will mature in April 2009; and a second bond issue is payable in annual installments through 2013 with interest payable monthly at a variable rate currently at 1.75% as determined by a remarketing agent. The real estate term loan and the Bonds are collateralized by substantially all of our plant facilities and equipment.

We had $792 and $510 of notes payable under a retail floor plan agreement at June 28, 2008 and December 31, 2007, respectively. The notes are collateralized by certain retail new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

We entered into a capital lease transaction during the first quarter of 2008 related to machinery and equipment we acquired with an initial cost of $29. At June 28, 2008, $24 was outstanding under the capital lease obligation.

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

[Index]

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP permits the delayed application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 in the first quarter of 2008 for all financial assets and financial liabilities with no material impact on our consolidated statements of operations or financial condition. For disclosure purposes, we estimated the fair value of our installment contracts receivable at $7,733 using Level 3 inputs as defined in SFAS No. 157. In general, these inputs were based on the actual sales prices we received from the sale of comparable installment contracts and the underlying collateral value on certain loans based on appraisals, when available, or industry price guides for used manufactured housing.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for

[Index]

consistency with the requirements of SFAS No. 141R. SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008. We have not yet completed our assessment of the impact, if any, SFAS No. 141R and SFAS No. 160 will have on our financial condition, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We believe that FAS 162 will have no effect on our financial statements.

Off-Balance Sheet Arrangements

Our material off-balance sheet arrangements consist of repurchase obligations, guarantees, and letters of credit.

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. Under the repurchase agreements, we were contingently liable at June 28, 2008, for a maximum of approximately $60,000 in the event we must perform under the repurchase commitments.

We have provided letters of credit totaling $4,353 as of June 28, 2008 to providers of certain of our surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies.

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

We purchase retail installment contracts from our dealers, at fixed interest rates, in the ordinary course of business, and periodically resell a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces our exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. Our portfolio consisted of fixed rate contracts with interest rates generally ranging from 6.5% to 14.0% and an average original term of 252 months at June 28, 2008. We estimated the fair value of our installment contracts receivable at $7,733 as of June 28, 2008 using Level 3 inputs as defined in SFAS 157. In general, these inputs were based on the actual sales prices we received from the sale of comparable installment contracts and the underlying collateral value on certain loans based on appraisals, when available, or industry price guides for used manufactured housing.

We have one industrial development revenue bond issue that is exposed to interest rate changes. Since this borrowing is floating rate debt, an increase in short-term interest rates could adversely affect interest expense. Additionally, we have one other industrial development revenue bond issue at a fixed interest rate. We estimated the fair value of our debt instruments at $3,897 using rates we believe we could have obtained on similar borrowings at June 28, 2008.

Additionally, we have a revolving line of credit (of which no amounts were outstanding at June 28, 2008) and a retail floor plan agreement that are exposed to interest rate changes, as they are floating rate debt based on the prime interest rate. The bank’s prime rate was 5.00% at June 28, 2008. We have $792 and $510 of notes payable under a retail floor plan agreement at June 28, 2008 and December 31, 2007, respectively. The notes bear interest rates ranging from prime to prime plus 2.5%, but not less than 6%, based on the age of the home.

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-

[Index]

15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 28, 2008. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of June 28, 2008.

Changes in Internal Controls Over Financial Reporting

There have been no internal control changes during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally use words such as “estimates,” “projects,” “intends,” “believes,” “anticipates,” “expects,” “plans,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties, and factors include those associated with the following:

•	the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
•	the severe and continuing downturn in the manufactured housing industry;
•	limitations in our ability to pursue our business strategy;
•	changes in demographic trends, consumer preferences and our business strategy;
•	changes and volatility in interest rates and the availability of capital;
•	changes in the availability of retail (consumer) financing;
•	changes in the availability of wholesale (dealer) financing;
•	changes in level of industry retail inventories;
•	the ability to attract and retain quality independent dealers in a competitive environment, including any impact from the consolidation of independent dealers;
•	the ability to attract and retain executive officers and other key personnel;
•	the ability to produce modular and HUD-code products within the same manufacturing plants;
•	the ability to substantially grow our modular business;
•	competition;
•	contingent repurchase and guaranty obligations;
•	uncertainties regarding our retail financing activities;
•	the potential unavailability of and price increases for raw materials;
•	the potential unavailability of manufactured housing sites;
•	regulatory constraints;
•	the potential for additional warranty claims;
•	litigation, including formaldehyde-related regulation and litigation; and
•	the potential for deficiencies in internal controls over financial reporting or in disclosure controls and procedures.

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

[Index]

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

In the first quarter of 2008, Cavalier Home Builders, LLC, a wholly owed subsidiary, was named as a defendant in an action entitled “In Re: FEMA Trailer Formaldehyde Product Liability Litigation”, Docket Number MDL 1873 in the United States District Court for the Eastern District of Louisiana, New Orleans Division. In the second quarter of 2008, Cavalier Homes, Inc. and Cavalier Home Builders, LLC were named as defendants in another formaldehyde-related action styled “Stephanie G. Pujol, Individually and as Representative of Similarly Situated Persons vs. The United States of America (See Page 1-A)”, Docket No. 08-3217 in the United States District Court for the Eastern District of Louisiana, New Orleans Division. Also in the second quarter, Cavalier Homes, Inc. was named as a defendant in a third formaldehyde-related action styled “Keith Johnson, ET AL vs. United States of America, ET AL”, Case Number 08-3602 “N” (4) in the United States District Court for the Eastern District of Louisiana, New Orleans Division. Each of these Class Action Complaints are brought on behalf of those persons residing or living in manufactured homes, mobile homes or travel trailers along the Gulf Coast of the United States. The Plaintiffs allege that they are being subjected to harmful levels of formaldehyde while residing in these housing units. Cavalier Home Builders, LLC disputes the allegations in these Complaints and intends to vigorously defend itself in these actions.

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

Item 4: Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders was held May 20, 2008, and the stockholders elected six directors. The following is a tabulation of voting on this matter:

[Index]

	Shares Voting
	For	Withheld	Total
Thomas A. Broughton III	16,053,952	1,161,134	17,215,086
Barry B. Donnell	16,445,189	769,897	17,215,086
Lee Roy Jordan	15,975,403	1,239,683	17,215,086
David A. Roberson	16,052,852	1,162,234	17,215,086
Bobby Tesney	16,027,552	1,187,534	17,215,086
J. Don Williams	16,028,852	1,186,234	17,215,086

The stockholders also ratified the Board of Director’s appointment of Carr, Riggs & Ingram, LLC as our Independent Registered Public Accountants for 2008. The appointment was ratified by a vote of 17,085,768 for, 68,790 against, and 60,255 abstained.

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

CAVALIER HOMES, INC.
(Registrant)

Date: July 24, 2008	/s/ David A. Roberson
David A. Roberson
President and Chief Executive Officer

Date: July 24, 2008	/s/ Michael R. Murphy
Michael R. Murphy
Chief Financial Officer
(Principal Financial and Accounting Officer)

[Index]