Form 10-Q
period 2008-09-27
CAVALIER HOMES INC
filed 2008-10-23
CIK 789863

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2008
Common Stock, $0.10 Par Value	18,429,580 Shares

[INDEX]

INDEX
CAVALIER HOMES, INC.
FORM 10-Q

[INDEX]

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Quarter Ended		Year-to-Date Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue	$39,012	$51,703	$139,618	$157,414
Cost of sales	31,633	45,654	114,296	136,748
Gross profit	7,379	6,049	25,322	20,666
Selling, general and administrative expenses	7,578	8,936	24,277	28,493
Restructuring charge	--	159	--	159
Operating income (loss)	(199)	(3,046)	1,045	(7,986)
Other income (expense):
Interest expense	(116)	(162)	(352)	(472)
Other, net	150	122	470	268
	34	(40)	118	(204)
Income (loss) before income taxes and equity in earnings (losses) of equity-method investees	(165)	(3,086)	1,163	(8,190)
Income tax provision (benefit)	(6)	23	89	79
Equity in earnings (losses) of equity-method investees	(9)	367	114	767
Net income (loss)	$(168)	$(2,742)	$1,188	$(7,502)

Net income (loss) per share:
Basic	$(0.01)	$(0.15)	$0.06	$(0.41)
Diluted	$(0.01)	$(0.15)	$0.06	$(0.41)

Weighted average shares outstanding:
Basic	18,411	18,383	18,402	18,376
Diluted	18,411	18,383	18,419	18,376

The accompanying notes are an integral part of these condensed consolidated financial statements.

[INDEX]

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 27, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$23,413	$22,043
Accounts receivable, less allowance for losses of $170 (2008) and $106 (2007)	9,578	6,208
Current portion of notes and installment contracts receivable, including held for resale of $5,942 (2008) and $5,688 (2007)	6,078	5,761
Inventories	19,269	20,537
Other current assets	914	3,681
Total current assets	59,252	58,230
Property, plant and equipment, net	26,164	27,824
Installment contracts receivable, less allowance for credit losses of $805 (2008) and $725 (2007)	1,298	3,264
Other assets	1,983	2,059
Total assets	$88,697	$91,377
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligation	$1,427	$834
Note payable under retail floor plan agreement	587	510
Accounts payable	5,474	4,720
Amounts payable under dealer incentives	3,061	3,619
Estimated warranties	11,200	11,720
Accrued insurance	5,431	5,158
Accrued compensation and related withholdings	3,194	2,846
Reserve for repurchase commitments	1,040	1,131
Progress billings	--	3,546
Other accrued expenses	3,363	3,384
Total current liabilities	34,777	37,468
Long-term debt and capital lease obligation, less current portion	2,330	3,678
Other long term liabilities	253	247
Total liabilities	37,360	41,393
Commitments and contingencies (Note 8)
Stockholders’ equity:
Series A Junior Participating Preferred stock, $0.01 par value; 200,000 shares authorized, none issued	--	--
Preferred stock, $0.01 par value; 300,000 shares authorized, none issued	--	--
Common stock, $0.10 par value; 50,000,000 shares authorized; 19,412,880 shares issued; 18,429,580 outstanding	1,941	1,941
Additional paid-in capital	59,146	59,126
Deferred compensation	(40)	(185)
Retained deficit	(5,928)	(7,116)
Treasury stock, at cost; 983,300 shares	(3,782)	(3,782)
Total stockholders’ equity	51,337	49,984
Total liabilities and stockholders’ equity	$88,697	$91,377

The accompanying notes are an integral part of these condensed consolidated financial statements.

[INDEX]

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Year-to-Date Ended
	September 27, 2008	September 29, 2007
Operating activities:
Net income (loss)	$1,188	$(7,502)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1,593	1,628
Stock-based compensation	165	188
Provision for credit and accounts receivable losses	490	231
(Gain) loss on sale of property, plant and equipment	(86)	41
Other, net	(114)	(767)
Installment contracts purchased for resale	(25,954)	(42,257)
Sale of installment contracts purchased for resale	25,138	40,274
Principal collected on installment contracts purchased for resale	34	64
Changes in assets and liabilities:
Accounts receivable, net	(7,008)	(13,525)
Inventories	1,268	(6,031)
Accounts payable	754	2,531
Amounts payable under dealer incentives	(558)	244
Accrued compensation and related withholdings	348	432
Other assets and liabilities	181	1,694
Net cash used in operating activities	(2,561)	(22,755)
Investing activities:
Proceeds from dispositions of property, plant and equipment	109	71
Capital expenditures	(319)	(2,165)
Notes and installment contracts purchased for investment	(600)	(815)
Sale of installment contracts purchased for investment	4,414	--
Principal collected on notes and installment contracts purchased for investment	580	1,403
Other investing activities	454	784
Net cash provided by (used in) investing activities	4,638	(722)
Financing activities:
Net borrowings on note payable under revolving line of credit	--	8,000
Net borrowings on note payable under retail floor plan agreement	77	1,239
Payments on long-term debt	(784)	(930)
Proceeds from exercise of stock options	--	50
Net cash provided by (used in) financing activities	(707)	8,359
Net increase (decrease) in cash and cash equivalents	1,370	(15,118)
Cash and cash equivalents at beginning of period	22,043	25,967
Cash and cash equivalents at end of period	$23,413	$10,849

Supplemental disclosures:
Cash paid for (received from):
Interest	$272	$450
Income taxes	$(9)	$(858)
Non-cash investing and financing activities:
Property, plant and equipment acquired through capital lease transaction	$29	$--
Note received on sale of property, plant & equipment	$392	$--
Retail assets sold for assumption of note payable, net of note receivable of $447	$--	$1,793

The accompanying notes are an integral part of these condensed consolidated financial statements.

[INDEX]

CAVALIER HOMES, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(unaudited – dollars in thousands except per share amounts)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of December 31, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly our financial position as of September 27, 2008, and the results of operations for the quarter and year-to-date periods ended September 27, 2008 and September 29, 2007, and the results of our cash flows for the year-to-date periods ended September 27, 2008 and September 29, 2007. All such adjustments are of a normal, recurring nature.

The results of operations for the quarter and year-to-date periods ended September 27, 2008 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our 2007 Annual Report on Form 10-K.

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

We report two net income (loss) per share numbers, basic and diluted, which are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted), as detailed below:

	Quarter Ended		Year-to-Date Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net income (loss)	$(168)	$(2,742)	$1,188	$(7,502)
Weighted average shares outstanding:
Basic	18,411	18,383	18,402	18,376
Effect of potential common stock from the exercise of stock options	--	--	17	--
Diluted	18,411	18,383	18,419	18,376
Net income (loss) per share:
Basic	$(0.01)	$(0.15)	$0.06	$(0.41)
Diluted	$(0.01)	$(0.15)	$0.06	$(0.41)
Weighted average option shares excluded from computation of diluted loss per share because their effect is anti-dilutive	537	836	552	909

Restricted common stock outstanding issued to employees as of September 27, 2008 totaling 13,332 shares has been excluded from the computation of basic earnings (loss) per share since the shares are not vested and remain subject to forfeiture.

Certain amounts from the prior year periods have been reclassified to conform to the 2008 presentation.

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP permits the delayed application of SFAS No. 157 for all non-recurring fair value measurements

[INDEX]

of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 in the first quarter of 2008 for all financial assets and financial liabilities with no material impact on our consolidated statements of operations or financial condition. For disclosure purposes, we estimated the fair value of our installment contracts receivable as of September 27, 2008 at $7,513 using Level 3 inputs as defined in SFAS No. 157. In general, these inputs were based on the actual sales prices we received from the sale of comparable installment contracts and the underlying collateral value on certain loans based on appraisals, when available, or industry price guides for used manufactured housing.

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. We believe that FSP-EITF 03-6-1 will have no material effect on our financial statements.

3.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at September 27, 2008 and December 31, 2007 were as follows:

	September 27, 2008	December 31, 2007
Raw materials	$12,863	$11,967
Work-in-process	1,041	1,263
Finished goods	5,365	7,307
Total inventories	$19,269	$20,537

4.	LONG-LIVED ASSETS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as “held for sale” if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. We had idle assets of $5,990 and $6,873 at September 27, 2008 and

[INDEX]

December 31, 2007, respectively, recorded at the lower of carrying value or fair value. During the third quarter of 2008, we sold an idle building in Addison, Alabama, recognized a gain of $30, and received a $392 note from the purchaser payable over 10 years. Idle assets are comprised primarily of closed home manufacturing facilities, which we are attempting to sell. Management does not have evidence at the balance sheet date that it is probable that the sale of these assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as “held and used” and depreciation has continued on these assets. However, we entered into an agreement to sell an idle facility in Cordele, Georgia that allows the buyer a 45-day due diligence period in which to complete its evaluation of this property. During this period, which expires November 1, 2008, the buyer can rescind this agreement for any reason and be entitled to a refund of any earnest money paid. Due to a number of factors, including the current economic environment, management does not consider a sale probable until it has closed.

5.	INCOME TAXES

We did not record a regular federal income tax provision in the quarter and year-to-date periods ended September 27, 2008 due to the availability of net operating loss carryforwards. The income tax benefit of $6 in the quarter ended September 27, 2008 includes a $7 benefit for alternative minimum federal income taxes, a $2 provision for interest related to uncertain tax positions, and a $1 state income tax benefit for certain subsidiaries. The income tax provision of $89 in the year-to-date period ended September 27, 2008 includes $6 of interest related to uncertain tax positions, and $83 for state income taxes payable for certain subsidiaries. The income tax provision of $23 in the quarter ended September 29, 2007 includes $19 for state income taxes payable for certain subsidiaries and $4 of interest related to uncertain tax positions. The income tax provision of $79 in the year-to-date period ended September 29, 2007 includes $63 for state income taxes payable for certain subsidiaries and $16 of interest related to uncertain tax positions.

Since December 31, 2006, we have maintained a valuation allowance to fully reserve our deferred tax assets due to a number of factors, including among others, operating losses and uncertainty of future operating results. We did not record a federal income tax benefit in the year-to-date period ended September 27, 2008 because management believes it is not appropriate to record income tax benefits in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes. As of September 27, 2008, our valuation allowance against deferred tax assets totaled approximately $16,700. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. To the extent interest and penalties are not assessed in the future with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities in our major tax jurisdictions for years before 2004.

6.	ESTIMATED WARRANTIES

We provide retail home buyers a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. A two-year limited warranty was provided for homes we shipped under the contract with the Mississippi Emergency Management Agency. We have provided a liability of $11,200 and $11,720 at September 27, 2008 and December 31, 2007, respectively, for estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for estimated warranties was as follows:

	Quarter Ended		Year-to-Date Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Balance, beginning of period	$11,690	$11,800	$11,720	$11,900
Provision for warranties issued in the current period	2,622	3,111	8,992	9,463
Adjustments for warranties issued in prior periods	(510)	297	(487)	385
Payments	(2,602)	(3,108)	(9,025)	(9,648)
Balance, end of period	$11,200	$12,100	$11,200	$12,100

[INDEX]

We evaluate actual warranty costs on a quarterly basis in conjunction with the review of our liability for estimated warranties. Based on these evaluations, we recorded changes in the accounting estimates in the quarter ended September 27, 2008 totaling $510, which reduced the warranty provision.

7.	CREDIT ARRANGEMENTS

We have a credit agreement with our primary lender (the “Credit Facility”), which has been amended from time to time with a current maturity date of April 2009. The Credit Facility is comprised of (i) a revolving line of credit that provides for borrowings (including letters of credit) up to $17,500 and (ii) a real estate term loan with an initial term of 14 years, which are cross-secured and cross-defaulted. No amounts were outstanding under the revolving line of credit as of September 27, 2008 or December 31, 2007.

The amount available under the revolving line of credit is equal to the lesser of (i) $17,500 or (ii) an amount based on defined percentages of accounts and notes receivable and inventories reduced by the sum of $2,500 and any outstanding letters of credits. At September 27, 2008, $9,542 was available under the revolving line of credit after deducting letters of credit of $3,923.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table. Tangible net worth at September 27, 2008 was $51,337.

Tangible Net Worth	Interest Rate
above $62,000	Prime less 0.50%
$62,000 – $56,500	Prime
$56,500 – $38,000	Prime plus 0.75%
below $38,000	Prime plus 1.25%

The bank’s prime rate was 5.00% and 7.25% at September 27, 2008 and December 31, 2007, respectively.

The real estate term loan agreement contained in the Credit Facility provided for initial borrowings of $10,000, of which $2,581 and $2,737 was outstanding on September 27, 2008 and December 31, 2007, respectively. Interest on the term note was fixed for a period of five years from issuance (September 2003) at 6.5% and may be adjusted at 5 and 10 years. The interest rate was increased to 7% as of September 26, 2008.

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $5,000. In addition, the Credit Facility contains certain financial covenants requiring us (i) to maintain on a consolidated basis certain defined levels of liabilities to tangible net worth ratio (not to exceed 1.5 to 1), (ii) to maintain a current ratio, as defined, of at least 1.1 to 1, (iii) maintain minimum cash and cash equivalents of $5,000, (iv) achieve an annual cash flow to debt service ratio of not less than 1.35 to 1 for the year ending December 31, 2008, and (v) achieve an annual minimum profitability of $100. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At September 27, 2008, we were in compliance with our debt covenants.

We have two Industrial Development Revenue Bond issues (“Bonds”) with outstanding amounts totaling $1,155 and $1,775 at September 27, 2008 and December 31, 2007, respectively. One bond issue bearing interest at 5.25% will mature in April 2009. The second bond issue with annual installments payable through 2013 provides for monthly interest payable at a variable rate as determined by a remarketing agent. Due to the turmoil in the credit markets, the remarketing agent was unable to market this bond at the end of September. Therefore, in accordance with the underlying credit agreement, the bonds have been called and the amount outstanding of $610 is currently due in early January 2009. The long-term portion of this bond totaling $500 was re-classified as a current liability in our consolidated balance sheet as of September 27, 2008. The interest rate on this debt increased to prime as of October 6, 2008. The real estate term loan and the Bonds are collateralized by substantially all of our plant facilities and equipment.

We had $587 and $510 of notes payable under a retail floor plan agreement at September 27, 2008 and December 31, 2007, respectively. The notes are collateralized by certain retail new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

[INDEX]

We entered into a capital lease transaction during the first quarter of 2008 related to machinery and equipment we acquired with an initial cost of $29. At September 27, 2008, $22 was outstanding under the capital lease obligation.

At September 27, 2008 and December 31, 2007, the estimated fair value of outstanding borrowings other than notes payable under a retail floor plan agreement was $3,753 and $4,551, respectively. These estimates were determined using rates we believe we could have obtained on similar borrowings at such times.

8.	COMMITMENTS AND CONTINGENCIES

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price we are obligated to pay generally declines over the period of the agreement (generally 9 – 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. We applied FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 and SFAS No. 5, Accounting for Contingencies to account for our liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), we record the greater of the estimated fair value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, we evaluate the likelihood that we will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, we evaluate the probability of default for the group of dealers who are identified at an elevated risk of default and apply a probability of default to the group based on historical default rates. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home. Under the repurchase agreements, we were contingently liable at September 27, 2008, to financial institutions providing inventory financing for retailers of our products up to a maximum of approximately $55,000 in the event we must perform under the repurchase commitments. We recorded an estimated liability of $1,040 at September 27, 2008 and $1,131 at December 31, 2007 related to these commitments. Activity in the reserve for repurchase commitments was as follows:

	Quarter Ended		Year-to-Date Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Balance, beginning of period	$1,167	$1,301	$1,131	$1,513
Reduction for payments made on inventory purchases	(4)	(115)	(95)	(224)
Recoveries for inventory repurchase	3	2	7	46
Accrual for guarantees issued during the period	275	303	950	1,056
Reduction to pre-existing guarantees due to declining obligations or expired guarantees	(355)	(335)	(1,008)	(1,214)
Changes to the accrual for pre-existing guarantees for those dealers deemed to be probable of default	(46)	46	55	25
Balance, end of period	$1,040	$1,202	$1,040	$1,202

In conjunction with the quarterly review of our critical accounting estimates, we evaluate our historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default.

Our workers’ compensation, product liability and general liability insurance are provided by fully-insured, large deductible policies. The current deductibles under these programs are $250 for workers’ compensation and $100 for product liability and general liability. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We recorded an estimated liability of $3,867 at September 27, 2008 and $4,274 at December 31, 2007 related to these contingent claims.

[INDEX]

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

We provided letters of credit totaling $3,923 as of September 27, 2008. These letters of credit are to providers of surety bonds ($2,307) and insurance policies ($1,616). While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We recorded insurance expense based on anticipated losses related to these policies.

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

	Quarter Ended		Year-to-Date Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Revenue from external customers:
Home manufacturing	$38,325	$50,833	$137,359	$154,643
Financial services	687	870	2,259	2,771
Revenue from external customers	$39,012	$51,703	$139,618	$157,414

Operating income (loss):
Home manufacturing	$963	$(2,422)	$4,071	$(5,943)
Financial services	(22)	206	151	727
Segment operating income (loss)	941	(2,216)	4,222	(5,216)
General corporate	(1,140)	(830)	(3,177)	(2,770)
Operating income (loss)	$(199)	$(3,046)	$1,045	$(7,986)

			September 27, 2008	December 31, 2007
Identifiable assets:
Home manufacturing			$65,763	$62,809
Financial services			14,693	14,587
Segment assets			80,456	77,396
General corporate			8,241	13,981
Total assets			$88,697	$91,377

10.	EQUITY-METHOD INVESTEES

We recorded equity in earnings (losses) of equity-method investees of $(9) and $367 for the quarters ended September 27, 2008 and September 29, 2007, respectively, and $114 and $767 for the year-to-date periods then ended. As we disclosed in

[INDEX]

our 2007 consolidated financial statements, we sold our ownership interest in one partnership to a joint venture partner and we acquired that partner’s interest in another of our joint ventures, which resulted in only one remaining active equity-method investee. In 2007, none of our equity-method investees were defined as significant. Summarized information related to the equity-method investees is shown below.

	Quarter Ended		Year-to-Date Ended
	September 27, 2008	September 29, 2007	September 27, 2008	September 29, 2007
Net sales	$3,995	$15,618	$13,702	$46,187
Gross profit	890	3,284	3,360	9,140
Income from continuing operations	34	1,063	494	2,814
Net income	34	1,063	494	2,814

11.           STOCK-BASED COMPENSATION

Stock Incentive Plans

At September 27, 2008, our stock incentive plans included the following:

a.
The 2005 Incentive Compensation Plan (the “2005 Plan”) provides for both incentive stock options and non-qualified stock options to key employees. The 2005 Plan also provides for stock appreciation rights and awards of both restricted stock and performance shares. Awards are granted at prices and terms determined by the compensation committee of the Board of Directors. The term for awards granted under the 2005 Plan cannot exceed ten years from the date of grant. Upon adoption of the 2005 Plan, our 1996 Key Employee Stock Incentive Plan (the “1996 Plan”) was terminated. However, the termination of the 1996 Plan did not affect any options which were outstanding and unexercised under that Plan. A total of 1,500,000 shares of common stock are authorized for issuance under the 2005 Plan. As of September 27, 2008, shares authorized for grant and available to be granted under the 2005 Plan totaled 1,430,000 shares.

b.
The 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”) provides for the issuance of up to 500,000 shares of our common stock, which is reserved for grant to non-employee directors. Options are granted upon the director’s initial election and automatically on an annual basis thereafter at fair market value on the date of such grant. Stock option grants become exercisable at a rate of 1/12th of the shares subject to the stock option on each monthly anniversary of the date of grant. Except in the case of death, disability, or retirement, options granted under the 2005 Directors Plan expire ten years from the date of grant. We had a 1993 Non-employee Director Plan, (the “1993 Plan”), that was terminated upon adoption of the 2005 Directors Plan. However, the termination of the 1993 Plan did not affect any options which were outstanding and unexercised under that Plan. As of September 27, 2008, shares available to be granted under the 2005 Directors Plan totaled 413,334 shares.

The following table sets forth the summary of activity under our stock incentive plans for the year-to-date period ended September 27, 2008:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2007	1,870,000	830,598	$6.81
Granted	(30,000)	30,000	1.93
Cancelled	3,334	(3,334)	1.93
Expired	--	(320,175)	10.05
Balance at September 27, 2008	1,843,334	537,089	$4.64

Options exercisable at September 27, 2008		528,754	$4.68

The weighted average fair value of options granted during the year-to-date periods ended September 27, 2008 and September 29, 2007 was $0.94 and $2.29, respectively. The total intrinsic value of options exercised during the year-to-date periods ended September 27, 2008 and September 29, 2007 was $0 and $21, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of September 27, 2008 was $8 and $7, respectively.

[INDEX]

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

The assumptions used to value stock option grants are as follows:

	September 27, 2008	September 29, 2007
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	52.10%	59.23%
Risk free interest rate	3.28%	4.68%
Expected life (years)	5.07	5.00

No restricted stock awards were granted in the year-to-date periods ended September 27, 2008 and September 29, 2007. We recognize the estimated compensation cost of restricted stock awards, defined as the fair value of our common stock on the date of grant, on a straight line basis over the three year vesting period. During the year-to-date periods ended September 27, 2008 and September 29, 2007, 33,334 and 23,334 restricted stock awards vested, respectively. Restricted stock awards that were unvested as of September 27, 2008 totaled 13,332 shares. Deferred compensation of $40 as of September 27, 2008 represents the unamortized cost of these unvested restricted stock awards.

Stock-based compensation in the quarters ended September 27, 2008 and September 29, 2007 totaled $75 and $57, respectively, and totaled $165 and $188 in the year-to-date periods ended September 27, 2008 and September 29, 2007, respectively. We charge stock-based compensation to selling, general and administrative expense in our condensed consolidated statement of operations. Future compensation cost on unvested stock-based awards as of September 27, 2008 is estimated to be approximately $48, which will be charged to expense through March 2009.

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

For the first eight months of 2008, the latest data available from the Manufactured Housing Institute (“MHI”), floor shipments are 12.9% lower than the same period in 2007 due to the continuation of challenging manufactured housing market conditions and the overall decline in the economy. Continuing turmoil in the credit markets in 2008 could further reduce the

[INDEX]

number of floor shipments. As a result of the weak home shipments for August 2008, industry analysts’ full year 2008 forecast for unit shipments reflect a 6 to 8% decline as compared to home shipments in 2007.

In 2008, we received additional orders to build and deliver 150 homes under the initial contracts for 500 homes we entered into in June 2007 with the Mississippi Emergency Management Agency (“MEMA”) under the Alternative Housing Pilot Program as part of that state's ongoing efforts to provide permanent and semi-permanent housing for residents displaced by Hurricane Katrina. We have now shipped all the units ordered by MEMA with 1 and 292 homes shipped to MEMA in the three and nine months ended September 27, 2008, respectively.

Industry/Company Shipments and Market Share

Based on information provided by MHI, wholesale floor shipments of HUD-Code homes were down 72% cumulatively from the year ended December 31, 1999 through December 31, 2007 as shown by the data in the following table:

	Floor Shipments
	Nationwide					Cavalier’s Core 11 States
Year	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share
1999	582,498		34,294		5.9%	284,705		30,070		10.6%
2000	431,787	(25.9)%	18,590	(45.8)%	4.3%	199,276	(30.0)%	15,941	(47.0)%	8.0%
2001	342,321	(20.7)%	21,324	14.7%	6.2%	149,162	(25.1)%	17,884	12.2%	12.0%
2002	304,370	(11.1)%	21,703	1.8%	7.1%	124,127	(16.8)%	18,039	0.9%	14.5%
2003	240,180	(21.1)%	12,411	(42.8)%	5.2%	87,265	(29.7)%	10,584	(41.3)%	12.1%
2004	232,824	(3.1)%	10,772	(13.2)%	4.6%	88,958	1.9%	8,912	(15.8)%	10.0%
2005	246,750	6.0%	10,648	(1.2)%	4.3%	105,508	18.6%	9,905	11.1%	9.4%
2006	206,822	(16.2)%	8,261	(22.4)%	4.0%	86,748	(17.8)%	7,774	(21.5)%	9.0%
2007	163,761	(20.8)%	7,378	(10.7)%	4.5%	69,115	(20.3)%	6,568	(15.5)%	9.5%
Q1 2008	34,289		1,745		5.1%	16,484		1,619		9.8%
Q2 2008	38,952		1,817		4.7%	18,124		1,699		9.4%
Two months ended 08/30/08	24,086		1,031		4.3%	10,818		975		9.0%

During 2007, our floor shipments decreased 10.7% as compared to 2006, while industry wide shipments decreased 20.8%, with our market share in 2007 increasing to 4.5%. In our core states, our market share in 2007 increased to 9.5% from 9.0% in 2006 due to new products we introduced in early 2007 and our participation in the MEMA Alternative Housing Pilot Program. For the eight months ended August 30, 2008, our total market share increased to 4.7% and our market share in our core 11 states remained the same at 9.5%. However, in each quarterly period during 2008, our market share has decreased from the previous sequential period.

Modular Housing

We primarily produce HUD-Code homes. We also produce modular homes, which are constructed to local, regional or state building codes. Modular homes generally have a different and more complex roof system than HUD-Code homes, are typically two or more sections, and, when combined with land, usually qualify for traditional mortgage financing, which generally has better terms than financing for a HUD-Code home. The national market for modular housing was 32,300 homes in 2007 according to data available from the National Modular Housing Council (“NMHC”), a decrease of 16.1% from 2006. Modular homes shipped industry wide in the first half of 2008 (the latest data available from NMHC) totaled 11,300 homes, a decrease of 31% from the first half of 2007. In the first nine months of 2008 and 2007, we shipped 209 and 529 modular homes, respectively, for a year over year decrease of 60.5%. We believe the decline in modular home shipments industry-wide is primarily attributable to economic conditions, including the downturn in the general housing market and the turmoil in the credit markets. We have experienced a greater than market decline in modular housing in certain states where we have less modular housing experience than our competitors.

Industry Finance Environment

A major factor that impacts the manufactured housing industry is the availability of credit and the tightening/relaxation of credit standards. The industry continues to be impacted significantly by reduced financing available at both the wholesale and retail levels. In 2007, the mortgage credit markets experienced a significant upheaval related to sub-prime mortgages, which has continued to impact the overall credit and financial markets in 2008. More restrictive credit standards will impact the

[INDEX]

ability of home buyers to obtain financing and the downturn in the real estate markets has increased home repossessions. We believe these factors have impacted the manufactured housing industry, particularly modular housing products during 2008. We believe a meaningful expansion for our industry will be delayed until there is substantial entry of finance resources to the manufactured housing market.

Capacity and Overhead Cost

Our plants operated at capacities ranging from 38% to 54% in 2007. We closed one of two manufacturing lines in Millen, Georgia in September 2007 and consolidated our Winfield, Alabama production line with our operations in Hamilton, Alabama at the end of the fourth quarter of 2007. During the first nine months of 2008, our plants operated at 51% of total capacity with individual plants operating from 34% to 75% of capacity. We will continue to monitor the relationship between demand and capacity and may take additional steps to adjust our capacity or enhance our operations based on our views of the industry and its general direction.

Outlook

We will continue to focus on operating activities to improve manufacturing efficiencies, increase gross margins, reduce costs overall, and improve liquidity. We believe this internal focus was instrumental in the positive results we achieved in the first nine months of this year. Also, we believe economic issues related to the high price of oil and escalating commodity prices throughout much of 2008, rising unemployment, and the current credit and financial market crisis, all point to continuing weakness in the manufactured housing market, producing limited visibility with regard to near-term outlook. Further deterioration in general economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and further commodity price increases could affect our results of operations.

Results of Operations

Quarters Ended September 27, 2008 and September 29, 2007

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Quarter Ended
Statement of Operations Data:	September 27, 2008		September 29, 2007		Differences
Revenue:
Home manufacturing net sales	$38,325		$50,833		$(12,508)	(24.6)%
Financial services	687		870		(183)	(21.0)
Total revenue	39,012	100.0%	51,703	100.0%	(12,691)	(24.5)
Cost of sales	31,633	81.1	45,654	88.3	(14,021)	(30.7)
Gross profit	7,379	18.9	6,049	11.7	1,330	22.0
Selling, general and administrative	7,578	19.4	8,936	17.3	(1,358)	(15.2)
Restructuring charge	--	--	159	0.3	(159)	n/m
Operating loss	(199)	(0.5)	(3,046)	(5.9)	2,847	93.5
Other income (expense):
Interest expense	(116)	(0.3)	(162)	(0.3)	46	28.4
Other, net	150	0.4	122	0.2	28	23.0
	34	0.1	(40)	(0.1)	74	185.0
Loss before income taxes and equity in earnings (losses) of equity-method investees	(165)	(0.4)	(3,086)	(6.0)	2,921	94.7
Income tax provision (benefit)	(6)	(0.0)	23	0.0	(29)	(126.1)
Equity in earnings (losses)of equity-method investees	(9)	(0.0)	367	0.7	(376)	(102.5)
Net loss	$(168)	(0.4)%	$(2,742)	(5.3)%	$2,574	93.9%

[INDEX]

	Quarter Ended
Operating Data:	September 27, 2008		September 29, 2007
Home manufacturing:
Floor shipments:
HUD-Code	1,462	96.6%	1,814	91.3%
Modular	52	3.4	173	8.7
Total floor shipments	1,514	100.0%	1,987	100.0%
Home shipments:
Single-section	351	37.8%	408	34.2%
Multi-section	578	62.2	786	65.8
Wholesale home shipments	929	100.0	1,194	100.0
Shipments to company-owned retail locations	(5)	(0.5)	(7)	(0.6)
MEMA shipments	(1)	(0.1)	(145)	(12.1)
Shipments to independent retailers	923	99.4	1,042	87.3
Retail home sales	5	0.5	4	0.3
Shipments other than to MEMA	928	99.9%	1,046	87.6%
Other operating data:
Installment loan purchases	$8,195		$14,524
Capital expenditures	$96		$4
Home manufacturing facilities (operating)	5		6
Independent exclusive dealer locations	54		60

Revenue

Revenue for the third quarter of 2008 totaled $39,012, decreasing $12,691 or 24.5%, from 2007’s third quarter revenue of $51,703. Home manufacturing net sales decreased $12,508 to $38,325 from $50,833 in the third quarter of 2007. Home shipments decreased 22.0%, with floor shipments decreasing by 23.8%. The decrease in manufactured home revenue and shipments are due in part to the overall decline in the manufactured housing industry and the completion of the MEMA contract. Single-section shipments to MEMA were 1 and 145 homes in the third quarter of 2008 and 2007, respectively. Multi-section home shipments, as a percentage of total shipments, were 62.2% in the third quarter of 2008 as compared to 65.8% in 2007. Single-section homes, as a percentage of total shipments, increased to 37.8% in the third quarter of 2008 from 34.2% in the same quarter of 2007. Shipments other than MEMA units to exclusive dealers were 51% and 48% of revenue in the third quarters of 2008 and 2007, respectively. The number of independent dealers participating in our exclusive dealer program declined from 60 at September 29, 2007 to 54 at September 27, 2008. Total home shipments (wholesale and retail) for the third quarter of 2008 were 929 versus 1,191 in the third quarter of 2007. Inventory of our product at all retail locations decreased to approximately $78,400 at September 27, 2008 from $86,000 at September 29, 2007.

Revenue from the financial services segment decreased 21% to $687 for the third quarter of 2008 compared to $870 in 2007. The revenue decrease is primarily due to a lower level of loan purchases and reduced interest income on a lower portfolio balance throughout the quarter compared to the same period in 2007. During the third quarter of 2008, CIS Financial Services, Inc. (“CIS”), our wholly owned finance subsidiary, purchased contracts totaling $8,195 and sold installment contracts totaling $8,917. In the same period of 2007, CIS purchased contracts of $14,524 and sold installment contracts totaling $14,767. CIS does not generally retain the servicing function and does not earn interest income on these re-sold loans.

Gross Profit

Gross profit was $7,379, or 18.9% of total revenue, for the third quarter of 2008, up from $6,049, or 11.7%, in 2007. The increase in gross profit and gross margin is due to a number of factors, including (i) production inefficiencies experienced in the third quarter of 2007 on new products introduced that year and the design and manufacturing complexities associated with the MEMA products, both of which did not recur in 2008, (ii) improvements in manufacturing efficiencies and capacity utilization in 2008, and (iii) the full benefit of the closure of two plants/manufacturing lines in the last half of 2007. Our average wholesale sales price per unit (including MEMA) in the third quarter of 2008 decreased to approximately $40,100 from $42,100 in the third quarter of 2007 due to product mix between the periods. We experienced cost increases in 2008 compared to 2007 in certain raw materials and commodity components due primarily to higher oil prices. We were able to minimize the impact of the increase in raw material costs in the third quarter of 2008 through increases in our net sales prices. However, if raw material prices continue to increase, we may not be able to further increase our sales prices and could experience a decline in our gross profit and gross margin percentage.

[INDEX]

Selling, General and Administrative

Selling, general and administrative (“SG&A”) expenses during the third quarter of 2008 were $7,578 or 19.4 % of total revenue, compared to $8,936 or 17.3 % in 2007, a decrease of $1,358. Lower SG&A costs reflect our efforts this year to reduce fixed costs across the company. In terms of major spending categories, (i) advertising and promotion costs decreased $711, (ii) salaries, wages and payroll benefits decreased $229, net of severance costs of $579, and (iii) other SG&A expenses decreased in general primarily as a result of cost-control measures.

Restructuring Charge

In September 2007, we announced plans to close one of two home manufacturing lines in our Millen, Georgia facility based on a review of our overall production capacity. We recorded a restructuring charge of $159 in connection with this restructuring activity for one-time termination benefits paid that quarter.

Operating Loss

Operating loss for the quarter was $199 compared to $3,046 in the third quarter of 2007. Segment operating results were as follows: (1) Home manufacturing operating income was $963 in the third quarter of 2008 as compared to a loss of $2,422 in 2007. The improvement in home manufacturing operating results was due to improved margins and reduced costs, both as discussed above. (2) Financial services operating loss was $22 in the third quarter of 2008 as compared to operating income of $206 in 2007 due primarily to the reduced revenue levels association with loan purchases and interest income. (3) General corporate operating expense, which is not identifiable to a specific segment, increased from $830 in the third quarter of 2007 to $1,140 in 2008 primarily due to the severance costs incurred in the third quarter, offset by reduced salaries and wages.

Other Income (Expense)

Interest expense for the quarter was $116 compared to $162 in the third quarter of 2007 due primarily to lower outstanding debt balances between the two periods.

Other, net is comprised primarily of interest income (unrelated to financial services). Other, net increased $28 to $150 for the third quarter of 2008 compared to $122 for the same period in 2007. An increase in interest income due to higher average balances of invested funds on lower interest rates contributed to the overall increase in other, net.

Income Tax Provision (Benefit)

We did not record a regular federal income tax provision in the quarter ended September 27, 2008 due to the availability of net operating loss carryforwards. The income tax benefit of $6 in the quarter ended September 27, 2008 includes a $7 benefit for alternative minimum federal income taxes, a $2 provision for interest related to uncertain tax positions, and a $1 state income tax benefit for certain subsidiaries. The income tax provision of $23 in the quarter ended September 29, 2007 includes $19 for state income taxes payable for certain subsidiaries and $4 of interest related to uncertain tax positions.

Since December 31, 2006, we have maintained a valuation allowance to fully reserve our deferred tax assets due to a number of factors, including among others, operating losses and uncertainty of future operating results. We did not record a federal income tax benefit in the quarter ended September 27, 2008 because management believes it is not appropriate to record income tax benefits in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes. As of September 27, 2008, our valuation allowance against deferred tax assets totaled approximately $16,700. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

Net Loss

Net loss for the third quarter of 2008 was $168 or $0.01 per diluted share compared to $2,742 or $0.15 per diluted share in the same period last year. The changes between these two periods are due to the items discussed above.

[INDEX]

Year-to-Date Periods Ended September 27, 2008 and September 29, 2007

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Year-to-Date Ended
Statement of Operations Data:	September 27, 2008		September 29, 2007		Differences
Revenue:
Home manufacturing net sales	$137,359		$154,643		$(17,284)	(11.2)%
Financial services	2,259		2,771		(512)	(18.5)
Total revenue	139,618	100.0%	157,414	100.0%	(17,796)	(11.3)
Cost of sales	114,296	81.9	136,748	86.9	(22,452)	(16.4)
Gross profit	25,322	18.1	20,666	13.1	4,656	22.5
Selling, general and administrative	24,277	17.4	28,493	18.1	(4,216)	(14.8)
Restructuring charge	--	0.0	159	0.1	(159)	n/m
Operating income (loss)	1,045	0.7	(7,986)	(5.1)	9,031	113.1
Other income (expense):
Interest expense	(352)	(0.2)	(472)	(0.3)	120	25.4
Other, net	470	0.3	268	0.2	202	75.4
	118	0.1	(204)	(0.1)	322	157.8
Income (loss) before income taxes and equity in earnings of equity-method investees	1,163	0.8	(8,190)	(5.2)	9,353	114.2
Income tax provision	89	0.0	79	0.1	10	12.7
Equity in earnings of equity-method investees	114	0.1	767	0.5	(653)	(85.1)
Net income (loss)	$1,188	0.9%	$(7,502)	(4.8)%	$8,690	115.8%

	Year-to-Date Ended
Operating Data:	September 27, 2008		September 29, 2007
Home manufacturing:
Floor shipments:
HUD-Code	5,024	96.0%	5,676	91.5%
Modular	209	4.0	529	8.5
Total floor shipments	5,233	100.0%	6,205	100.0%
Home shipments:
Single-section	1,336	40.8%	1,065	29.4%
Multi-section	1,941	59.2	2,556	70.6
Wholesale home shipments	3,277	100.0	3,621	100.0
Shipments to company-owned retail locations	(15)	(0.5)	(36)	(1.0)
MEMA shipments	(292)	(8.9)	(145)	(4.0)
Shipments to independent retailers	2,970	90.6	3,440	95.0
Retail home sales	16	0.5	36	1.0
Shipments other than to MEMA	2,986	91.1%	3,476	96.0%
Other operating data:
Installment loan purchases	$26,474		$42,891
Capital expenditures	$348		$2,165
Home manufacturing facilities (operating)	5		6
Independent exclusive dealer locations	54		60

Revenue

Revenue for the first nine months of 2008 totaled $139,618, decreasing $17,796, or 11.3%, from 2007’s first nine months revenue of $157,414. Home manufacturing net sales accounted for a significant part of the change, decreasing $17,284 to $137,359 from net sales for the first nine months of 2007 of $154,643 due to the overall decline in the manufactured housing market and the completion of the MEMA contract. Single-section shipments to MEMA totaled 292 and 145 homes in the first nine months of 2008 and 2007, respectively. Home shipments (wholesale and retail) for the first nine months of 2008 were 3,278 versus 3,621 in 2007, a decrease of 9.5%, and floor shipments decreased 15.7%. Multi-section home shipments, as a percentage of total shipments, were 59.2% in the first nine months of 2008 as compared to 70.6% in 2007. Single-section homes, as a percentage of total shipments, increased to 40.8% in the first nine months of 2008 from 29.4% in the same period of 2007, due in part to the single-section homes built for MEMA, but also reflects the overall market trend with a higher decline in 2008 of multi-section homes than single-section homes. Shipments other than MEMA units to exclusive dealers were 52% and 47% in the first nine months of 2008 and 2007, respectively.

[INDEX]

Revenue from the financial services segment decreased 18.5% to $2,259 for the first nine months of 2008 compared to $2,771 in 2007. The revenue decrease is primarily due to a lower level of loan purchases and reduced interest income on a lower portfolio balance throughout the quarter compared to the same period in 2007. During the first nine months of 2008, CIS purchased contracts of $26,474 and sold installment contracts totaling $27,232. In the same period of 2007, CIS purchased contracts of $42,891 and sold installment contracts totaling $40,274.

Gross Profit

Gross profit was $25,322, or 18.1% of total revenue, for the first nine months of 2008, versus $20,666, or 13.1%, in 2007. The $4,656 increase in gross profit is primarily the result of (i) increases in our sales prices in the current year and the impact of product sales mix, (ii) improvements in manufacturing efficiencies and capacity utilization, (iii) difficulties associated with the manufacturing start-up of the MEMA products in 2007, which did not recur in 2008, and (iv) the full benefit of the closure of two plants/manufacturing lines in the last half of 2007, which reduced overall fixed manufacturing costs. Our average wholesale sales price per unit (including MEMA) in the first nine months of 2008 decreased to approximately $41,000 from $41,400 in the first nine months of 2007. As noted above, we experienced price increases in 2008 compared to the same period in 2007 in certain raw materials and commodity components due primarily to higher oil prices, which were offset by increases in our selling prices. However, with the recent decline in oil prices, we are beginning to receive notifications from some suppliers of price decreases in certain raw material components.

Selling, General and Administrative

SG&A expenses during the first nine months of 2008 were $24,277, or 17.4% of total revenue, compared to $28,493 or 18.1% in 2007, a decrease of $4,216. SG&A costs decreased between these periods as a result of (i) lower advertising and promotion costs, including show related expenses, totaling $2,232, (ii) a decrease in salaries, wages and payroll benefits of $1,059, net of severance costs of $649, and (iii) a net decrease in other SG&A expenses totaling $925 primarily as a result of overall cost-control measures.

Restructuring Charge

In September 2007, we announced plans to close one of two home manufacturing lines in our Millen, Georgia facility based on a review of our overall production capacity. We recorded a restructuring charge of $159 in connection with this restructuring activity for one-time termination benefits paid that quarter.

Operating Income (Loss)

Operating income for the first nine months of 2008 was $1,045 compared to an operating loss of $7,986 in the first nine months of 2007. Segment operating results were as follows: (1) Home manufacturing operating income was $4,071 in the first nine months of 2008 as compared to an operating loss of $5,943 in 2007. The increased home manufacturing operating profit is primarily due to improved gross profits and lower costs as discussed above. (2) Financial services operating income was $151 in the first nine months of 2008 as compared to $727 in 2007 due primarily to the reduced revenue levels association with loan purchases and interest income. (3) General corporate operating expense, which is not identifiable to a specific segment, increased from $2,770 in the first nine months of 2007 to $3,177 in 2008 primarily due to the severance costs incurred this year, offset by reduced salaries and wages.

Other Income (Expense)

Interest expense for the first nine months of 2008 was $352 compared to $472 in 2007. This decrease is primarily due to lower levels of outstanding debt in the first nine months of 2008 compared to the same period in 2007.

Other, net is comprised primarily of interest income (unrelated to financial services) and gains related to cost-method investees. Other, net increased $202 primarily due a $250 loss recorded on the sale of two retail locations on March 30, 2007, which did not recur in 2008, and a decrease in interest income.

[INDEX]

Income Tax Provision

We did not record a regular federal income tax provision in the current year period due to the availability of net operating loss carryforwards. The income tax provision of $89 in the year-to-date period ended September 27, 2008 includes $6 of interest related to uncertain tax positions and $83 for state income taxes payable for certain subsidiaries. The income tax provision of $79 in the year-to-date period ended September 29, 2007 includes $63 for state income taxes payable for certain subsidiaries and $16 of interest related to uncertain tax positions.

Net Income (Loss)

Net income for the nine months ended September 27, 2008 was $1,188 or $0.06 per diluted share compared to a net loss of $7,502 or $0.41 per diluted share in the same period last year.

Liquidity and Capital Resources

	Balances as of
	September 27, 2008	December 31, 2007
Cash, cash equivalents, and certificates of deposit	$23,413	$22,043
Working capital	$24,475	$20,906
Current ratio	1.7 to 1	1.6 to 1
Long-term debt and capital lease obligation	$2,330	$3,678
Ratio of long-term debt to equity	0.05 to 1	0.1 to 1
Installment loan portfolio	$8,161	$9,844

Year-to-Date Period Ended September 27, 2008

Cash increased $1,370 from $22,043 at December 31, 2007 to $23,413 at September 27, 2008.

Operating activities used net cash of $2,561 primarily as a result of the following:

(a)	an increase in accounts receivable of $7,008 due to the seasonal increase from the traditional December low point,
(b)	the net purchase of installment contracts of $816, offset by
(c)
income excluding non-cash expenses, such as depreciation, provision for credit and accounts receivable losses, stock-based compensation and gain on disposal of property, plant and equipment, totaling $3,350,

(d)	a reduction in inventories of $1,268, and
(e)	an increase of $754 in accounts payable, again reflecting normal production levels this quarter compared to the low production levels in December.

Investing activities provided cash in the first nine months of 2008 of $4,638, primarily from the cash received on the sale of a portion of our installment contracts held for investment totaling $4,414. Capital expenditures during the first nine months of 2008 totaled $319 for normal property, plant and equipment additions and replacements. We believe calendar 2008 capital expenditures will continue to be significantly below the 2007 levels. Principal collected on notes and installment contracts purchased for investment totaled $580 during the first nine months of 2008.

The decrease in long-term debt for the first nine months of 2008 was due to scheduled principal payments of $784, and net borrowings under our retail floor plan agreement provided cash of $77.

The installment loan portfolio totaling $8,161 at September 27, 2008 decreased $1,683 from the balance at December 31, 2007 due to our decision to reduce the balance in this portfolio. Further reduction in the held for investment portfolio is not planned at this time. We expect to utilize cash on hand to fund future installment contracts purchased for resale.

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

We have a credit agreement with our primary lender (the “Credit Facility”), which has been amended from time to time with a current maturity date of April 2009. The Credit Facility is comprised of (i) a revolving line of credit that provides for borrowings (including letters of credit) up to $17,500 and (ii) a real estate term loan, which are cross-secured and cross-defaulted. No amounts were outstanding under the revolving line of credit as of September 27, 2008 or December 31, 2007.

The amount available under the revolving line of credit is equal to the lesser of (i) $17,500 or (ii) an amount based on defined percentages of accounts and notes receivable and inventories reduced by the sum of $2,500 and any outstanding letters of credits. At September 27, 2008, $9,542 was available under the revolving line of credit after deducting letters of credit of $3,923.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table. Tangible net worth at September 27, 2008 was $51,337.

Tangible Net Worth	Interest Rate
above $62,000	Prime less 0.50%
$62,000 – $56,500	Prime
$56,500 – $38,000	Prime plus 0.75%
below $38,000	Prime plus 1.25%

The bank’s prime rate was 5.00% and 7.25% at September 27, 2008 and December 31, 2007, respectively.

The real estate term loan agreement contained in the Credit Facility provided for initial borrowings of $10,000, of which $2,581 and $2,737 was outstanding on September 27, 2008 and December 31, 2007, respectively. Interest on the term note was fixed for a period of five years from issuance (September 2003) at 6.5% and may be adjusted at 5 and 10 years. The interest rate was increased to 7% as of September 26, 2008.

[INDEX]

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $5,000. In addition, the Credit Facility contains certain financial covenants requiring us (i) to maintain on a consolidated basis certain defined levels of liabilities to tangible net worth ratio (not to exceed 1.5 to 1), (ii) to maintain a current ratio, as defined, of at least 1.1 to 1, (iii) maintain minimum cash and cash equivalents of $5,000, (iv) achieve an annual cash flow to debt service ratio of not less than 1.35 to 1 for the year ending December 31, 2008, and (v) achieve an annual minimum profitability of $100. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At September 27, 2008, we were in compliance with our debt covenants.

We have two Industrial Development Revenue Bond issues (“Bonds”) with outstanding amounts totaling $1,155 and $1,775 at September 27, 2008 and December 31, 2007, respectively. One bond issue bearing interest at 5.25% will mature in April 2009. The second bond issue with annual installments payable through 2013 provides for monthly interest payable at a variable rate as determined by a remarketing agent. Due to the turmoil in the credit markets, the remarketing agent was unable to market this bond at the end of September. Therefore, in accordance with the underlying credit agreement, the bonds have been called and the amount outstanding of $610 is currently due in early January 2009. The long-term portion of this bond totaling $500 was re-classified as a current liability in our consolidated balance sheet as of September 27, 2008. The interest rate on this debt increased to prime as of October 6, 2008. The real estate term loan and the Bonds are collateralized by substantially all of our plant facilities and equipment.

We had $587 and $510 of notes payable under a retail floor plan agreement at September 27, 2008 and December 31, 2007, respectively. The notes are collateralized by certain retail new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

We entered into a capital lease transaction during the first quarter of 2008 related to machinery and equipment we acquired with an initial cost of $29. At September 27, 2008, $22 was outstanding under the capital lease obligation.

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

Cash to be provided by operations in the coming year is largely dependent on sales volume. Our manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail locations. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the credit markets in general, governmental policies, and other conditions, all of which are beyond our control. Throughout the past nine years the industry has been impacted significantly by reduced financing available at

[INDEX]

both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. This tightening of credit standards has continued in 2008 as a response to the crisis in the credit markets, and we expect overall increases in interest rates to independent dealers and end consumers, which may further reduce manufactured home sales. Additional unfavorable changes in these factors and terms of financing in the industry may have a material adverse effect on our results of operations or financial condition.

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP permits the delayed application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 in the first quarter of 2008 for all financial assets and financial liabilities with no material impact on our consolidated statements of operations or financial condition. For disclosure purposes, we estimated the fair value of our installment contracts receivable as of September 27, 2008 at $7,513 using Level 3 inputs as defined in SFAS No. 157. In general, these inputs were based on the actual sales prices we received from the sale of comparable installment contracts and the underlying collateral value on certain loans based on appraisals, when available, or industry price guides for used manufactured housing.

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

In June 2008, the FASB issued FASB Staff Position Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP-EITF 03-6-1”). Under FSP-EITF 03-6-1, unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP-EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years and requires retrospective application. We believe that FSP-EITF 03-6-1 will have no material effect on our financial statements.

[INDEX]

Off-Balance Sheet Arrangements

Our material off-balance sheet arrangements consist of repurchase obligations, guarantees, and letters of credit.

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. Under the repurchase agreements, we were contingently liable at September 27, 2008, for a maximum of approximately $55,000 in the event we must perform under the repurchase commitments.

We have provided letters of credit totaling $3,923 as of September 27, 2008 to providers of certain of our surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies.

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

We purchase retail installment contracts from our dealers, at fixed interest rates, in the ordinary course of business, and periodically resell a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces our exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. Our portfolio consisted of fixed rate contracts with interest rates generally ranging from 6.4% to 14.0% and an average original term of 267 months at September 27, 2008. We estimated the fair value of our installment contracts receivable at $7,513 as of September 27, 2008 using Level 3 inputs as defined in SFAS 157. In general, these inputs were based on the actual sales prices we received from the sale of comparable installment contracts and the underlying collateral value on certain loans based on appraisals, when available, or industry price guides for used manufactured housing. The tightening of credit standards at the retail level may impact our ability to purchase and resell retail installment contracts, which could adversely affect the operating results of our financial services segment.

We have one industrial development revenue bond issue that is exposed to interest rate changes. Since this borrowing is floating rate debt, an increase in short-term interest rates could adversely affect interest expense. As noted above, the remarketing agent was unable to re-market this bond at the end of September. Therefore, in accordance with the underlying credit agreement, the bonds have been called and the amount outstanding of $610 is currently due in early January 2009. The interest rate on this debt increased to prime as of October 6, 2008. Additionally, we have one other industrial development revenue bond issue at a fixed interest rate. We estimated the fair value of our debt instruments at $3,753 using rates we believe we could have obtained on similar borrowings at September 27, 2008.

Additionally, we have a revolving line of credit (of which no amounts were outstanding at September 27, 2008) and a retail floor plan agreement that are exposed to interest rate changes, as they are floating rate debt based on the prime interest rate. The bank’s prime rate was 5.00% at September 27, 2008. We have $587 and $510 of notes payable under a retail floor plan agreement at September 27, 2008 and December 31, 2007, respectively. The notes bear interest rates ranging from prime to prime plus 2.5%, but not less than 6%, based on the age of the home.

Item 4T: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of September 27, 2008. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of September 27, 2008.

[INDEX]

Changes in Internal Controls Over Financial Reporting

During the third quarter of 2008, our chief executive officer resigned. A member of our Board of Directors has assumed the role of interim President and CEO, and a search is currently underway to identify a candidate to fill this vacancy. Also, we continue to explore cost saving initiatives that may affect personnel that could be key to our financial reporting process. While we expect that these changes will not compromise the effectiveness of our internal controls over financial reporting, we will evaluate such changes, if and when made.

There have been no other changes in our internal control over financial reporting during the quarter ended September 27, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In the first quarter of 2008, Cavalier Home Builders, LLC, a wholly owed subsidiary, was named as a defendant in an action entitled “In Re: FEMA Trailer Formaldehyde Product Liability Litigation”, Docket Number MDL 1873 in the United States District Court for the Eastern District of Louisiana, New Orleans Division. In the second quarter of 2008, Cavalier Homes, Inc. and Cavalier Home Builders, LLC were named as defendants in another formaldehyde-related action styled “Stephanie G. Pujol, Individually and as Representative of Similarly Situated Persons vs. The United States of America (See Page 1-A)”, Docket No. 08-3217 in the United States District Court for the Eastern District of Louisiana, New Orleans Division. Also in the second quarter, Cavalier Homes, Inc. was named as a defendant in a third formaldehyde-related action styled “Keith Johnson, ET AL vs. United States of America, ET AL”, Case Number 08-3602 “N” (4) in the United States District Court for the Eastern District of Louisiana, New Orleans Division. Each of these Class Action Complaints is brought on behalf of those persons residing or living in manufactured homes, mobile homes or travel trailers along the Gulf Coast of the United States. The Plaintiffs allege that they are being subjected to harmful levels of formaldehyde while residing in these housing units. Cavalier Home Builders, LLC disputes the allegations in these Complaints and intends to vigorously defend itself in these actions.

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

Item 1a: Risk Factors

There have been no material changes in our risk factors since December 31, 2007. See risk factors at December 31, 2007 within our Form 10-K.

Item 6: Exhibits

The exhibits required to be filed with this report are listed below.

10.1	Amendment to Real Estate Term Note, effective as of September 30, 2008, between us and First Commercial Bank.
31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e).
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e).
32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

[INDEX]

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAVALIER HOMES, INC.
(Registrant)

Date: October 23, 2008	/s/ BOBBY TESNEY
Bobby Tesney
Interim President and Chief Executive Officer

Date: October 23, 2008	/s/ MICHAEL R. MURPHY
Michael R. Murphy
Chief Financial Officer
(Principal Financial and Accounting Officer)

[INDEX]