Form 10-K
period 2008-12-31
CAVALIER HOMES INC
filed 2009-02-20
CIK 789863

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

(256) 747-9800
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class Common Stock, $0.10 Par Value	Name of each exchange on which registered NYSE Alternext U.S.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates computed by reference to the closing price of such stock on the American Stock Exchange as of June 28, 2008, was $27,486,436.

The number of shares outstanding of the registrant's common stock as of February 13, 2009, was 17,598,380

Documents Incorporated by Reference
Part III of this report incorporates by reference certain portions of the Registrant's Proxy Statement for its Annual Meeting of Stockholders to be held May 18, 2009.

CAVALIER HOMES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

i

CAVALIER HOMES, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2008

PART I

Item 1: Business (all dollars in thousands)

Overview

Cavalier Homes, Inc., incorporated in 1984, is a Delaware corporation with its executive offices located at 32 Wilson Boulevard 100, Addison, Alabama 35540. Unless otherwise indicated by the context, references in this report to the terms “we,” “us,” “our,” “Company,” or “Cavalier” include Cavalier Homes, Inc., its subsidiaries, divisions of these subsidiaries and their respective predecessors, if any. Cavalier is engaged in the production and sale of manufactured homes.

The steady decline in the number of homes sold in the manufactured housing industry since 1999 continued in 2008. The crises in the credit markets and overall economic conditions have created a very challenging environment in which we operate. To address these issues, we reduced headcount and non-labor costs across the Company to achieve positive operating results for the year.

In 2007, we entered into contracts, as amended, totaling approximately $31,100 to build and deliver a total of 650 homes to the Mississippi Emergency Management Agency (“MEMA”) under the Alternative Housing Pilot Program as part of that state's ongoing efforts to provide permanent and semi-permanent housing for residents displaced by Hurricane Katrina. We recorded revenue of $14,000 and $17,100 on homes shipped to MEMA during 2008 and 2007, respectively.

Recent Developments

In January 2009, we entered into a definitive agreement to sell our financial services subsidiary, excluding installment contracts held for investment. Retained assets will be transferred to a newly formed subsidiary. With the completion of this sale, currently scheduled to close by March 1, 2009, we will no longer purchase qualifying retail installment sales contracts for manufactured homes, offer land/home and mortgage products, or sell commissioned insurance products to retail purchasers of manufactured and modular homes. The operating results for our financial services segment has been accounted for as discontinued operations in the consolidated financial statements included in this Annual Report. Cavalier now has one reportable segment: home manufacturing.

In late 2008, the three primary national floor plan lenders announced plans to terminate or significantly modify their floor plan programs to the manufactured housing industry. These changes are expected to further restrict credit available to dealers that purchase our products and, ultimately, to reduce the number of homes purchased by retail home buyers from independent dealers. In 2009, we expect to use some of our cash to provide financing under various floor plan programs, including a program by one of the national floor plan lenders that requires manufacturers to advance funds to that lender in consideration for that lender providing financing to dealers to purchase our products. Future changes in the credit markets for manufactured housing are uncertain at this time and may continue to impact our industry in the upcoming year. See further discussion in Item 1A. Risk Factors.

Home Manufacturing

At December 31, 2008, we owned five home manufacturing facilities (excludes idled facilities) engaged in the production of manufactured homes, one plant that manufactures laminated wallboard and one cabinet manufacturing/assembly operation with two locations. See “Item 2. Properties”. Our operating home manufacturing facilities normally function on a single-shift, five-day week basis with the approximate annual capacity to produce 13,000 floors depending on model mix and geographic demand.

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

The following table sets forth certain sales information for 2008, 2007, and 2006:

	For the Years Ended December 31,
	2008		2007		2006
Number of homes sold (wholesale shipments):
Floor shipments:
HUD-Code	6,076	96%	7,378	91%	8,261	91%
Modular	253	4%	729	9%	840	9%
Total floor shipments	6,329	100%	8,107	100%	9,101	100%

Home shipments:
Single-section	1,566	40%	1,460	31%	1,669	31%
Multi-section	2,372	60%	3,300	69%	3,678	69%
Total home shipments	3,938	100%	4,760	100%	5,347	100%

We design and manufacture a wide range of homes with a focus on serving the low- to medium-priced manufactured housing market in the South Central and South Atlantic regions of the United States. In recent years, we have implemented plans to standardize parts and specifications to facilitate our ability to interchange production between home manufacturing facilities and to better manage both order backlog and delivery cost. In 2008, we began to move product/model management, engineering, and service/warranty functions to the operating divisions in order to reduce cost and shorten response times to customers.

Construction of a home begins by welding steel frame members together and attaching axles, wheels and tires. The frame is then moved through the plant, stopping at a number of workstations where various components and sub-assemblies are attached. Certain sub-assemblies, such as floors, cabinets, ceilings and wall systems, are assembled at offline workstations. Sheetrock is used on a frequent basis for wall construction, which increases manufacturing time. It takes approximately two to six days to complete construction of a home, depending on the particular size and options. The completed home is sold ready for connection to customer-supplied utilities. We believe the efficiency gained in producing many homes of similar design in a controlled manufacturing environment affords us faster completion time, greater consistency to specifications, and more predictable costs than a traditional site-built home.

The principal raw materials we purchase are steel, lumber, panels, sheetrock, vinyl siding, roofing materials, insulating materials, electrical supplies, appliances, roof trusses, plumbing fixtures, floor covering, and windows. Currently, we maintain approximately two to three weeks' inventory of raw materials. Our inability to obtain materials used in the production of our homes, whether due to material shortages, destruction of manufacturing facilities, or other events, could affect our ability to meet or maintain production requirements.

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

Products

Our homes include both single-section and multi-section models, with the substantial majority of such products being “HUD-Code homes” which are manufactured homes that meet the specifications of the National Manufactured Home Construction and Safety Standards Act of 1974, as amended, and administered by the U.S. Department of Housing and Urban Development (“HUD”). Additionally, we produce multi-section modular homes, which are constructed to either local or regional building codes. The sections of some of the modular homes we produce are built on wooden floor systems and transported on carriers that are subsequently removed when positioned at the home site. Single-section homes are typically 16 feet wide and 80 feet in length and contain approximately 1,140 square feet. The multi-section models consist of two or more floor sections that are joined at the home site, vary in length from 48 to 80 feet, and contain approximately 1,173 to 2,280 square feet. We provided specialized homes for FEMA’s (Federal Emergency Management Agency) disaster relief efforts in 2005 and to MEMA in 2007. Disaster relief products provided to FEMA were single-section homes 14 feet wide and 60 feet in length and contained approximately 900 square feet. Products delivered to MEMA were two bedroom single-section homes 16 feet wide and 62 feet long with approximately 728 square feet and three bedroom single-section homes 16 feet wide and 70 feet long with approximately 840 square feet.

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

Our production backlog decreased to approximately $2,800 at December 31, 2008 compared to approximately $14,500 at December 31, 2007 due to the decrease in the manufactured housing industry in 2008 and the completion of MEMA units included in the prior year backlog. Our inventory levels, taking into account the number of operating facilities, are historically lower at year-end during the idle period and return to normal levels at the end of the first quarter of each year.

Independent Dealer Network, Sales and Marketing

At December 31, 2008, we had 51 participating dealer locations selling our homes under our exclusive dealer program, which included a Company-owned retail location. In addition, we market our homes through approximately 239 active non-exclusive independent dealer locations.

Our independent exclusive dealers market and sell only homes manufactured by us, while our independent non-exclusive dealers typically will choose to offer the products of other manufacturers in addition to ours. The number of independent exclusive dealers and the percentage of our sales represented by them are summarized in the following table:

	As of December 31,
	2008	2007	2006
Number of independent exclusive dealer locations	50	62	71
Number of independent non-exclusive dealer locations	239	283	262
Percentage of manufactured home sales (excluding MEMA/FEMA)	56%	48%	58%

A majority of the decrease in exclusive dealer locations from 2006 to 2008 represents dealers who transferred to a Cavalier dealer program other than our exclusive dealer program.

Approximately 94% of our sales in 2008 (excluding MEMA) were to dealers operating sales centers in our core states as follows: Louisiana – 22.8%, North Carolina – 13.8%, Alabama – 12.6%, Mississippi – 9.8%, South Carolina – 8.0%, Georgia – 7.8%, Arkansas – 6.1%, Missouri – 4.5%, Tennessee – 3.5%, Oklahoma – 2.9% and Kentucky – 2.5%.

Generally, we have written agreements with our independent dealers, which may be terminated at any time by either party, with or without cause, after a short notice period. We do not have any control over the operations of, or financial interests in, any of our independent dealers, including any of our independent exclusive dealers. The largest independent dealer accounted for approximately 10.1% of sales in 2008, excluding MEMA-related sales. During 2008 and 2007, MEMA homes accounted for 8.4% and 8.1%, respectively, of total sales.

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

Our sales force is generally organized based on a geographic region with a regional sales manager and sales representatives who are compensated primarily on a commission basis. The sales representatives are charged with the day-to-day servicing of the needs of our independent dealers, including our exclusive dealers. We market our homes through product promotions, participation in regional manufactured housing shows, displays at our facilities, and advertisements in local media and trade publications. As of December 31, 2008, we maintained a sales force of 28 full-time salesmen and three full-time general sales managers.

Wholesale Dealer Financing and Repurchase Obligations

In accordance with manufactured housing industry practice, our dealers finance a majority of their purchases of manufactured homes through wholesale “floor plan” financing arrangements. Under a typical floor plan financing arrangement, a financial institution provides the dealer with a loan for the purchase price of the home and maintains a security interest in the home as collateral. The financial institution that provides financing to the dealer customarily requires us to enter into a separate repurchase agreement with the financial institution under which we are obligated, upon default by the dealer, to repurchase the financed homes at a declining price based upon our original invoice date and price. A portion of purchases by dealers are pre-sold to retail customers and are paid through retail financing commitments.

The risk of loss under repurchase agreements is lessened by the fact that (i) sales of our manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 10.1% of sales in 2008, excluding MEMA-related homes, (ii) the price we are obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 9 to 24 months), and (iii) historically, we have been able to resell homes repurchased from lenders. As of December 31, 2008, the maximum amount for which we are contingently liable under such agreements was approximately $45,000 for which we had a recorded reserve for repurchase commitments of $1,141. See “Item 7. Management’s Discussion and Analysis: Critical Accounting Estimates.”

During 2008, the three primary national floor plan lenders announced plans to discontinue their programs for the manufactured housing industry or made significant changes to their program offerings. The changes were a direct result of difficulties in the credit markets, including the ability for these lenders to obtain the funds they need to operate these types of lending programs. Without alternative sources of funding or new lenders, changes in these programs will result in a further decrease in the number of home shipments in the manufactured housing industry as a whole. In 2009, we expect to use some of our available cash to provide inventory financing for dealers that purchase our products under one or more programs.

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

We generally employ a full-time service manager at each of our home manufacturing divisions and at December 31, 2008, employed 68 full-time service personnel to provide administrative and on-site service and to correct production deficiencies that are attributable to the manufacturing process. Warranty service constitutes a significant cost to us, and our management continues to place emphasis on diagnosing potential problem areas to help minimize costly field repairs. At December 31, 2008, we had established a reserve for future warranty claims of $10,100 relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends.

Competition

The manufactured housing industry is highly competitive, characterized by low barriers to entry and severe price competition. Competition is based primarily on price, product features and quality, reputation for service quality, depth of field inventory, delivery capabilities, warranty repair service, dealer promotions, merchandising, and terms and availability of dealer (wholesale) and retail (consumer) financing. We also compete with other manufacturers, some of which maintain their own retail sales centers, for quality independent dealers. In addition, our manufactured homes compete with other forms of low-cost housing, including site-built, prefabricated, modular homes, apartments, townhouses and condominiums. The selection by retail buyers of a manufactured home rather than an apartment or other alternative forms of housing is significantly affected by their ability to obtain satisfactory financing. We face direct competition from numerous manufacturers, many of which possess greater financial, manufacturing, distribution and marketing resources.

According to the Manufactured Housing Institute’s (“MHI”) December 2008 Monthly Economic Report, there were 61 manufacturers of manufactured homes which operated 170 facilities compared to 65 manufacturers which operated 196 facilities in December 2007. Our market share industry wide was 4.5% in 2008 and 2007. In our core states, our market share was 10.0% at December 31, 2008 and 9.5% at December 31, 2007. In 2008, our core states consisted of Alabama, Arkansas, Georgia, Kentucky, Louisiana, Mississippi, Missouri, North Carolina, Oklahoma, South Carolina and Tennessee.

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

A variety of federal laws affect the financing of manufactured homes, including the financing activities conducted by our financial services subsidiary (CIS Financial Services, Inc., or “CIS”). While we have entered into a contract to sell CIS to a third party, we must continue to comply with federal laws, and will remain subject to liability with respect to our previous operations. The Consumer Credit Protection Act (Truth-in-Lending) and Regulation Z promulgated thereunder require substantial disclosures to be made in writing to a consumer with regard to various aspects of the particular transaction, including the amount financed, the annual percentage rate, the total finance charge, itemization of the amount financed and other matters. The Equal Credit Opportunity Act and Regulation B promulgated thereunder prohibit discrimination against any credit applicant based on certain prohibited bases, and also require that certain specified notices be sent to credit applicants whose applications are denied. The Fair Credit Reporting Act promulgated thereunder regulates how customer credit reports are obtained and handled. The Federal Trade Commission has adopted or proposed various trade regulation rules to specify and prohibit certain unfair credit and collection practices and also to preserve consumers' claims and defenses. The Government National Mortgage Association (“GNMA”) specifies certain credit underwriting requirements in order for installment manufactured home sale contracts to be eligible for inclusion in a GNMA program. HUD also has promulgated substantial disclosure and substantive regulations and requirements in order for a manufactured home installment sale contract to qualify for insurance under the Federal Housing Authority (“FHA”) program, and the failure to comply with such requirements and procedures can result in loss of the FHA guaranty protection. In addition to the extensive federal regulation of consumer credit matters, many states also have adopted consumer credit protection requirements that may impose significant requirements for consumer credit lenders. For example, many states require that a consumer credit finance company such as CIS obtain certain regulatory licenses or permits in order to engage in such business in that state, and many states also set forth a number of substantive contractual limitations regarding provisions that permissibly may be included in a consumer contract, as well as limitations upon the permissible interest rates, fees and other charges that may be imposed upon a consumer. Our failure to comply with the requirements of federal or state law pertaining to consumer credit could result in the invalidity of the particular contract for the affected consumer, civil liability to the affected customers, criminal liability and other adverse results. The sale of insurance products is subject to various state insurance laws and regulations, which govern allowable charges and other insurance practices.

Employees

As of December 31, 2008, we had 1,012 employees, of whom 790 were engaged in home manufacturing and supply distribution, 31 in sales, 68 in warranty and service, 95 in general administration, and 28 in finance services activities. At year-end, none of our employees were covered by a collective bargaining agreement. Management considers our relations with our employees to be good.

Available Information

Additional information regarding our executive officers and Board of Directors may be obtained in the Proxy Statement relating to our 2009 Annual Meeting of Stockholders. In addition, we periodically file reports and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934. The public may read and copy any materials at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1.800.SEC.0330. The public reports, proxy and information statements filed with the SEC of electronic filers can be accessed via the SEC’s Internet website (http://www.sec.gov). Additionally, the public may request copies of our documents by calling our Investor Relations at 256.747.9800; or by visiting our website at http://www.cavhomesinc.com. We make available, free of charge, through the Investor Relations portion of our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

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

Third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail location. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions' lending practices, and the strength of the credit markets generally, governmental policies and other conditions, all of which are beyond our control. Throughout the past ten years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. The changes announced in the last quarter of 2008 by the three primary national floor plan lenders will further restrict financing available for the manufactured housing industry. The much-anticipated infusion of new and competitive lending capacity, which we believe is essential to support demand at higher levels, has not yet materialized. Until there is substantial entry of finance resources to the manufactured housing market, we believe a meaningful expansion for the industry will be delayed. Unfavorable changes in the availability and terms of financing in the industry will have a material adverse effect on our results of operations or financial condition.

The manufactured housing industry is both cyclical and seasonal in nature, and the industry as a whole has declined significantly over the past ten years.

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

MHI reported that from 1983 to 1991, aggregate domestic shipments of manufactured homes declined 42%. According to industry statistics, after a ten-year low in floor shipments in 1991, the industry recovered significantly. Between 1992 and 1998, floor shipments increased each year, although the growth rate gradually slowed. Shipments have declined each year from 1999 through 2008, except for a 6% increase in 2005 due to industry-wide orders by FEMA as part of that agency’s hurricane disaster relief efforts.

During much of the 1990s, the manufactured housing industry experienced increases in both the number of retail dealers and manufacturing capacity, which we believe ultimately created slower retail turnover, higher dealer inventories and increased price competition. Some manufactured housing wholesale and retail lenders have discontinued business in the industry, and some of the remaining lenders have raised interest rates and tightened credit standards. In 2008, national floor plan lenders announced plans to discontinue or change their lending programs for the manufactured housing industry, which will, absent acceptable alternatives, further restrict available lending to our industry. We believe these conditions reflect that the manufactured housing industry is continuing in a down cycle, which has had a material adverse effect on our results of operations and financial condition. Sales in the manufactured housing industry are also seasonal in nature, with sales of homes traditionally stronger in April through October and weaker during the first and last part of the calendar year. While seasonality did not significantly impact our business from 1992 through 1996, when industry shipments were steadily increasing, the continued tightening of competitive conditions seems to signal a return to the industry's traditional seasonal patterns. Approximately 94% of our sales in 2008 were to dealers operating sales centers in our core states. We cannot predict how long the tightening of competitive and industry conditions will last, or what the extent of their impact will be on our future results of operations and financial condition.

Our business strategy includes plans to grow our business in a competitive environment, and we may not be able to sustain profitability if we fail to maintain and strengthen our market share.

Our current business strategies are to:
•	control costs in light of currently prevailing industry conditions;
•	improve manufacturing cost efficiencies;
•	attempt to generate an increase in sales in an increasingly competitive environment;
•	improve brand management and penetration;
•	increase market share;
•	maintain consistent profitability;
•	develop our exclusive and independent dealer network;
•	eliminate redundant products to streamline production in an effort to reduce costs; and
•	manage product/model management, engineering, and service/warranty at the operating division in order to reduce our costs and shorten response times to customers.

Downturns in shipments in the manufactured housing industry and a decline in the demand for our homes have had a material adverse effect on us. Our ability to execute our business strategy depends on a number of factors, including the following:

•	general economic and industry conditions;
•	the availability of capital and financing;
•	the availability and terms of wholesale and retail financing from lenders in the manufactured housing industry;
•	our ability to control costs if industry production capacity decreases below current levels;
•	competition from other companies in our industry;
•	our ability to attract, retain or sell to additional independent dealers, especially exclusive dealers;
•	the availability of semi-skilled workers in the areas in which our manufacturing facilities are located;
•	the ability of our independent dealers to compete under current industry conditions;
•	the ability to produce modular and HUD-Code products within the same manufacturing plants; and
•	market acceptance of product offerings.

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

Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on our operating results. For example, due to the rapid expansion of the retail distribution network in the manufactured housing industry that occurred in much of the 1990's, there was an imbalance between industry retail inventories and consumer demand for manufactured homes. The deterioration in the availability of retail financing, along with competition from repossessed homes, extended the inventory adjustment period beyond what was originally expected. If these trends were to continue, or if retail demand were to weaken further, the inventory overhang could result in even greater intense price competition, further pressure profit margins within the industry, and have a material adverse effect on us. The inventory of Cavalier manufactured homes at all retail locations decreased in 2008 to $65,300 from $84,700 in 2007. Significant unfavorable developments or further deterioration within the industry would undoubtedly have an adverse impact on our operating results.

We depend on independent dealers for substantially all retail sales of our manufactured homes, and the failure or market exit of a significant number of these dealers could negatively affect our financial condition and results of operations.

We depend on independent dealers for substantially all retail sales of our manufactured homes. Typically only one dealer within a given market area distributes a particular brand of ours. Our relationships with our dealers are cancelable on short notice by either party. The manufactured housing industry has experienced a trend of increasing competition for quality independent dealers. In addition, a number of dealers in the industry are experiencing difficulty in the current market conditions, as a number of retail dealers have failed and more dealers may fail before the current downturn ends. While we believe that our relations with our independent dealers are generally good, we cannot assure our investors that we will be able to maintain these relations, that these dealers will continue to sell our homes, that these dealers will be successful, or that we will be able to attract and retain quality independent dealers.

Competition from other manufactured housing providers may adversely affect our profitability.

The production and sale of manufactured homes is a highly competitive industry, characterized by low barriers to entry and severe price competition. Competition is based primarily on the following factors:

•	price;
•	product features and quality;
•	reputation for service quality;
•	depth of field inventory;
•	delivery capabilities;
•	warranty repair service;
•	dealer promotions;
•	merchandising; and
•	terms and availability of wholesale (dealer) and retail (consumer) financing.

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

With the sale of our financing services subsidiary, our exposure to credit losses on installment contracts will be eliminated, except for credit risks related to installment contracts held for investment, which we will retain in this transaction. We maintain a reserve for estimated credit losses on installment sale contracts and mortgage loans we own to provide for future losses based on our historical loss experience, current economic conditions and portfolio performance. It is difficult to predict with any certainty the appropriate reserves to establish, and we cannot assure investors that we will not experience losses that exceed our loss reserves and have a material adverse effect on our results of operations and financial condition. Volatility or a significant change in interest rates might also materially affect our business, results of operations or financial condition.

We obtain our raw materials from a limited number of suppliers, and unavailability or price increases in raw materials could have a material adverse effect on our financial condition and results of operations.

The availability and pricing of raw materials used in the production of homes may significantly affect our operating costs. Sudden increases in demand for these construction materials caused by natural disasters or other market forces, which may occur in the event of major hurricanes, can greatly increase the costs of materials or limit the availability of such materials. Increases in costs cannot always be reflected immediately in prices, especially in competitive times, and, consequently, may adversely impact our profitability. Further, a reduction in the availability of raw materials also may affect our ability to meet or maintain production requirements.

We obtain a substantial amount of our supply of laminated wallboard from a wholly-owned subsidiary, and obtain a majority of our supply of cabinetry from another wholly-owned subsidiary. We depend upon these subsidiaries for a significant portion of the materials used to construct portions of our manufactured homes. The inability of either of these subsidiaries to provide laminated wallboard or cabinetry to us, whether due to materials shortages, destruction of manufacturing facilities or other events, may affect our ability to meet or maintain production requirements.

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

Our success depends highly upon the personal efforts and abilities of our current executive officers. Specifically, we rely on the efforts of our President and Chief Executive Officer, Bobby Tesney, our Executive Vice President, Barry Mixon, and our Vice President, Chief Financial Officer and Secretary-Treasurer, Michael R. Murphy. The loss of the services of one or more of these individuals could have a material adverse effect upon our business. We do not have employment or non-competition agreements with any of our executive officers. Our ability to continue to work through the industry's current downturn will depend upon our ability to retain, and attract if necessary, experienced management personnel.

We are subject to extensive regulation affecting the production and sale of manufactured housing, which could adversely affect our profitability.

We are subject to a variety of federal, state and local laws and regulations affecting the production and sale of manufactured housing. We suggest you refer to the section above under the heading “Regulation” for a description of many of these laws and regulations. Our failure to comply with such laws and regulations could expose us to a wide variety of sanctions, including closing one or more manufacturing facilities. Governmental bodies have regulatory matters affecting our operations under continuous review and we cannot predict what effect, if any, additional laws and regulations promulgated by HUD would have on us or the manufactured housing industry. Failure to comply with laws or regulations applicable to or affecting us, or the passage in the future of new and more stringent laws affecting us, may adversely affect our financial condition or results of operations.

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

The following table sets forth the location and approximate square footage of our facilities as of December 31, 2008:

Locations	Use (Number of home manufacturing lines)	Approximate Square Footage	Owned (a) or Leased
Home Manufacturing – operating
Addison, Alabama	Manufacturing facilities (2)	458,000	Owned
Hamilton, Alabama	Manufacturing facility (1)	200,000	Owned
Millen, Georgia	Manufacturing facility (1)	179,000	Owned
Nashville, North Carolina	Manufacturing facility (1)	182,000	Owned
Home Manufacturing – idled (b)
Conway, Arkansas	Manufacturing facility	222,000	Owned
Cordele, Georgia (c)	Manufacturing facility	179,000	Owned
Shippenville, Pennsylvania	Manufacturing facility	120,000	Owned
Winfield, Alabama	Manufacturing facility	134,000	Owned
Component & Supply Companies
Hamilton, Alabama	Manufacturing facility	60,000	Owned
Haleyville, Alabama (2 facilities)	Manufacturing facilities	169,000	Owned
Financial Services
Hamilton, Alabama (d)	Administrative office	9,000	Owned
General Corporate
Addison, Alabama	Administrative office	10,000	Owned
Wichita Falls, Texas	Administrative office	1,000	Leased

(a)           Certain of the facilities listed as owned were financed under industrial development bonds.
(b)	Certain of the idled facilities are leased to third parties under leasing arrangements, which, in one case, includes an option to purchase.
(c)	This property was sold on February 13, 2009 and has been classified as held for sale in our consolidated balance sheet as of December 31, 2008.
(d)	In connection with the sale of our financial services subsidiary, this property will be leased to the purchaser.

In general, our manufacturing facilities are in good condition and are operated at capacities which ranged from approximately 32% to 70% in 2008.

Item 3: Legal Proceedings

During 2008, we reported in our Quarterly Reports on Form 10-Q three formaldehyde-related actions filed in the United States District Court for the Eastern District of Louisiana against us and others seeking class action status. The court subsequently denied class action status in each of these suits. Accordingly, we intend to treat these actions and any others which may arise in the same manner as we have treated litigation incidental to our business in the past.

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

PART II

Item 5: Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities (all dollars in thousands, except per share amounts)

Our common stock trades on the NYSE Alternext US (previously, the American Stock Exchange) under the symbol “CAV”. The following table sets forth, for each of the periods indicated, the reported high and low closing sale prices per share for our common stock:

	Closing Sales Prices
	High	Low
Year ended December 31, 2008:
Fourth Quarter	$1.80	$0.89
Third Quarter	2.49	1.90
Second Quarter	2.60	1.51
First Quarter	1.95	1.52

Year ended December 31, 2007:
Fourth Quarter	$3.15	$1.80
Third Quarter	4.91	3.21
Second Quarter	5.03	4.35
First Quarter	5.00	3.85

As of February 13, 2009, we had 287 stockholders of record and approximately 3,000 beneficial holders of our common stock, based upon information in securities position listings by registered clearing agencies upon request of our transfer agent. The closing price of our common stock on the NYSE Alternext US was $1.70 per share as of February 13, 2009.

We discontinued payments of dividends in 2000. The future payment of dividends on our common stock will be determined by our Board of Directors in light of conditions then existing, including our earnings, our funding requirements and financial conditions, certain loan restrictions and applicable laws and governmental regulations. Our present loan agreement contains restrictive covenants, which, among other things, limits the aggregate dividend payments and purchases of treasury stock to 50% of our consolidated net income for the two most recent fiscal years.

Performance Graph

The following indexed graph compares the yearly percentage change in our cumulative total stockholder return on our common stock with the cumulative total return of (i) the Standard and Poor's 500 Stock Index and (ii) a group of public companies, each of which is engaged in the business of designing, producing and selling manufactured homes. The companies in the industry group included in the index are Champion Enterprises, Inc., Fleetwood Enterprises, Inc., Nobility Homes, Inc., Palm Harbor Homes, Inc., and Skyline Corporation.

	2003	2004	2005	2006	2007	2008
Cavalier Homes Inc.	$100.00	$197.65	$216.44	$139.60	$65.44	$35.91
S&P 500	$100.00	$110.88	$116.33	$134.70	$142.10	$89.53
Peer Group	$100.00	$132.98	$138.16	$104.05	$87.55	$19.33

Common Stock Purchases

The following table sets forth the repurchases of our common stock during the fourth quarter in the months indicated.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
09/28/08 – 11/01/08	–	–	–	831,200
11/02/08 – 11/29/08	–	–	–	831,200
11/30/08 – 12/31/08	831,200	$1.09	831,200	–
Totals	831,200	$1.09	831,200

(1)
Pursuant to a common stock repurchase program approved by our Board of Directors in 1998, a total of 831,200 shares were purchased in December 2008 at a cost of $931. A cumulative total of 4,000,000 shares were authorized for repurchase and were purchased under this program at a cost of $25,773, which included the purchase of 3,168,800 shares during the four year period ended December 31, 2001 for total cost of $24,842. We retired 2,151,500 of the repurchased shares at December 31, 1999, with the remaining shares being recorded as treasury stock. During 2006, we reissued 34,000 treasury shares upon the exercise of stock options. We have no continuing authority to repurchase shares of our common stock pursuant to the foregoing program.

Securities Authorized for Issuance under Equity Compensation Plans

The equity compensation plan information contained in Item 12 of Part III of this Annual Report is incorporated herein by reference.

Item 6: Selected Financial Data

The following table sets forth our selected consolidated financial data for the periods indicated. The statement of operations data and other data for each of the years in the five year period ended December 31, 2008 have been derived from our consolidated financial statements. Our audited financial statements as of December 31, 2008 and 2007, and for each of the years in the three-year period ended December 31, 2008, including the notes thereto and the related reports of our independent registered public accountants are included elsewhere in this report. The selected consolidated financial data should be read in conjunction with the consolidated financial statements (including the notes thereto) and the other financial information contained elsewhere in this report, and with our consolidated financial statements and the notes thereto appearing in our previously filed Annual Reports on Form 10-K.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(in thousands, except per share amounts)
Statement of Operations Data:
Revenue	$164,405	$206,884	$224,602	$269,031	$209,297
Cost of sales	134,507	181,920	189,175	219,435	172,244
Gross profit	29,898	24,964	35,427	49,596	37,053
Selling, general, and administrative	26,992	34,684	36,201	37,317	32,512
Restructuring and impairment charges	--	267	--	143	--
Operating income (loss)	2,906	(9,987)	(774)	12,136	4,541
Other income (expense):
Interest expense	(488)	(672)	(1,150)	(1,323)	(1,141)
Other, net	501	314	1,298	835	554
	13	(358)	148	(488)	(587)
Income (loss) from continuing operations before income taxes and equity in earnings of equity-method investees	2,919	(10,345)	(626)	11,648	3,954
Income tax provision (benefit)	(61)	(221)	665	(27)	(82)
Equity in earnings of equity-method investees	96	971	805	775	980
Income (loss) from continuing operations	3,076	(9,153)	(486)	12,450	5,016
Income (loss) from discontinued operations, net of income taxes and gain on disposal of $439 (2005)	273	634	658	(1,535)	(1,775)
Net income (loss)	$3,349	$(8,519)	$172	$10,915	$3,241

Income (loss) per share:
Basic:
From continuing operations	$0.17	$(0.50)	$(0.03)	$0.69	$0.28
From discontinued operations	0.01	0.04	0.04	(0.09)	(0.10)
Net income (loss)	$0.18	$(0.46)	$0.01	$0.60	$0.18
Weighted average shares outstanding	18,342	18,378	18,335	18,119	17,880
Diluted:
From continuing operations	$0.17	$(0.50)	$(0.03)	$0.68	$0.28
From discontinued operations	0.01	0.04	0.04	(0.09)	(0.10)
Net income (loss)	$0.18	$(0.46)	$0.01	$0.59	$0.18
Weighted average shares outstanding	18,353	18,378	18,470	18,357	18,178

Other Data:
Capital expenditures	$380	$2,177	$1,995	$1,410	$786
Working capital	$24,662	$20,762	$25,347	$24,216	$12,967
Total assets	$80,795	$91,377	$96,706	$132,821	$98,230
Long-term debt	$959	$3,678	$4,512	$7,631	$11,400
Stockholders’ equity	$52,596	$49,984	$58,400	$57,845	$45,167

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands, except average sales price per unit)

Overview

Cavalier Homes, Inc. and its subsidiaries produce and sell manufactured housing. Unless otherwise indicated by the context, references to the terms “we,” “us,” “our,” “Company,” or “Cavalier” include Cavalier Homes, Inc., its subsidiaries, divisions of these subsidiaries and their respective predecessors, if any. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole.

The steady decline in the number of homes sold in the manufactured housing industry since 1999 continued in 2008. The crises in the credit markets and overall economic conditions have created a very challenging environment in which we operate. To address these issues, we reduced headcount and non-labor costs across the Company to achieve positive operating results for the year.

In 2007, we entered into contracts, as amended, totaling approximately $31,100 to build and deliver a total of 650 homes to the Mississippi Emergency Management Agency (“MEMA”) under the Alternative Housing Pilot Program as part of that state's ongoing efforts to provide permanent and semi-permanent housing for residents displaced by Hurricane Katrina. We recorded revenue of $14,000 and $17,100 on homes shipped during 2008 and 2007, respectively.

Recent Developments

In January 2009, we entered into a definitive agreement to sell our financial services subsidiary, excluding installment contracts held for investment. Retained assets will be transferred to a newly formed subsidiary. With the completion of this sale, currently scheduled to close by March 1, 2009, we will no longer purchase qualifying retail installment sales contracts for manufactured homes, offer land/home and mortgage products, or sell commissioned insurance products to retail purchasers of manufactured and modular homes. The operating results for our financial services segment has been accounted for as discontinued operations in the consolidated financial statements included in this Annual Report. Cavalier now has one reportable segment: home manufacturing.

In late 2008, the three primary national floor plan lenders announced plans to terminate or significantly modify their floor plan programs to the manufactured housing industry. These changes are expected to further restrict credit available to dealers that purchase our products and, ultimately, to reduce the number of homes purchased by retail home buyers from independent dealers. In 2009, we expect to use some of our cash to provide financing under various floor plan programs, including a program by one of the national floor plan lenders that requires manufacturers to advance funds to that lender in consideration for that lender providing financing to dealers to purchase our products. Future changes in the credit markets for manufactured housing are uncertain at this time and may continue to impact our industry in the upcoming year. See further discussion in Item 1A. Risk Factors.

Industry/Company Shipments and Market Share

Based on information provided by MHI, wholesale floor shipments of HUD-Code homes were down 77% cumulatively from the year ended December 31, 1999 through December 31, 2008 as shown by the data in the following table:

	Floor Shipments
	Nationwide					Cavalier’s Core 11 States
Year	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share
1999	582,498		34,294		5.9%	284,705		30,070		10.6%
2000	431,787	(25.9)%	18,590	(45.8)%	4.3%	199,276	(30.0)%	15,941	(47.0)%	8.0%
2001	342,321	(20.7)%	21,324	14.7%	6.2%	149,162	(25.1)%	17,884	12.2%	12.0%
2002	304,370	(11.1)%	21,703	1.8%	7.1%	124,127	(16.8)%	18,039	0.9%	14.5%
2003	240,180	(21.1)%	12,411	(42.8)%	5.2%	87,265	(29.7)%	10,584	(41.3)%	12.1%
2004	232,824	(3.1)%	10,772	(13.2)%	4.6%	88,958	1.9%	8,912	(15.8)%	10.0%
2005	246,750	6.0%	10,648	(1.2)%	4.3%	105,508	18.6%	9,905	11.1%	9.4%
2006	206,822	(16.2)%	8,261	(22.4)%	4.0%	86,748	(17.8)%	7,774	(21.5)%	9.0%
2007	163,761	(20.8)%	7,378	(10.7)%	4.5%	69,115	(20.3)%	6,568	(15.5)%	9.5%
2008	135,338	(17.4)%	6,076	(17.6)%	4.5%	58,145	(15.9)%	5,789	(11.9)%	10.0%

During 2008, our floor shipments decreased 17.6% as compared to 2007, while industry wide shipments decreased 17.4%, with our market share in 2008 remaining 4.5%. In our core states, our market share in 2008 increased to 10.0% from 9.5% in 2007.

Industry Finance Environment

A major factor that impacts the manufactured housing industry is the availability of credit and the tightening/relaxation of credit standards. The industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry. In late 2008, the three major national floor plan lenders announced plans to discontinue or modify their programs, which will negatively impact the amount of funds available to dealers in the manufactured housing industry. The overall credit markets and financial institutions continue to experience problems related to sub-prime mortgages and to macro economic conditions. More restrictive credit standards will impact the ability of home buyers to obtain financing and the downturn in the real estate markets have increased home repossessions. We believe these factors have impacted the manufactured housing industry, particularly modular housing. We believe a meaningful expansion for our industry will be delayed until there is substantial entry of finance resources to the manufactured housing market.

Raw Materials Cost and Gross Margin

In 2008, our gross margin increased in large part due to increases in our unit sale prices to offset the increase in material costs as noted below, our efforts in cost reduction initiatives, improvements in production efficiencies, and the full benefit of the closure of two plants/manufacturing lines in the last half of 2007. We experienced production inefficiencies in 2007 as a result of the complex design and product specifications of the MEMA homes, which did not occur in 2008. We also experienced significant increases in raw material costs in 2008, particularly with steel, steel-based products, and shingles, as well as moderate increases in other material groups during the first half of the year. Our ability to increase unit sales prices with escalating material costs allowed us to improve gross margins during the last half of the year. Commodity prices generally remained stable or moderately stable throughout the last half of the year, and we are hopeful this trend will continue in 2009 unless another major natural disaster or other disruption significantly increases the demand for these materials. We expect pricing challenges on certain material groups in 2009. While we seek to offset rising costs through increasing our selling prices, sudden increases in raw material costs, coupled with dealers’ order backlogs, can affect the timing and our ability to pass on these cost increases. We are uncertain at this time as to the impact increased costs will have on our future revenue and earnings.

Capacity and Overhead Cost

Our plants operated at capacities ranging from 32% to 70% in 2008. We will continue to monitor the relationship between demand and capacity and may take additional steps to adjust our capacity or enhance our operations based on our views of the industry and its general direction.

Outlook

We will continue to focus on operating activities to improve manufacturing efficiencies, increase gross margins, reduce costs overall, and improve liquidity. We believe this internal focus was instrumental in the positive results we achieved in 2008. We also believe general economic issues, rising unemployment, and the current credit and financial market crisis, all point to continuing weakness in the manufactured housing market. In 2009, we expect to use some of our available cash to provide inventory financing for dealers that purchase our products under one or more programs. Further deterioration in overall economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and increases in material prices could affect our results of operations.

Results of Operations

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	For the Year Ended December 31,
	2008		2007		2006
Statement of Operations Data:
Revenue	$164,405	100.0%	$206,884	100.0%	$224,602	100.0%
Cost of sales	134,507	81.8	181,920	87.9	189,175	84.2
Gross profit	29,898	18.2	24,964	12.1	35,427	15.8
Selling, general and administrative	26,992	16.4	34,684	16.8	36,201	16.1
Restructuring and impairment charges	--	--	267	0.1	--	--
Operating income (loss)	2,906	1.8	(9,987)	(4.8)	(774)	(0.3)
Other income (expense):
Interest expense	(488)	(0.3)	(672)	(0.3)	(1,150)	(0.5)
Other, net	501	0.3	314	0.1	1,298	0.5
	13	--	(358)	(0.2)	148	--
Income (loss) before income taxes and equity in earnings of equity-method investees	2,919	1.8	(10,345)	(5.0)	(626)	(0.3)
Income tax provision (benefit)	(61)	--	(221)	(0.1)	665	0.3
Equity in earnings of equity-method investees	96	0.1	971	0.5	805	0.4
Income (loss) from continuing operations	3,076	1.9	(9,153)	(4.4)	(486)	(0.2)
Income from discontinued operations, net of income taxes	273	0.1	634	0.3	658	0.3
Net income (loss)	$3,349	2.0%	$(8,519)	(4.1)%	$172	0.1%

	For the Year Ended December 31,
	2008		2007		2006
Operating Summary Data:
Floor shipments:
HUD-Code	6,076	96.0%	7,378	91.0%	8,261	90.8%
Modular	253	4.0	729	9.0	840	9.2
Total floor shipments	6,329	100.0%	8,107	100.0%	9,101	100.0%

Home shipments:
Single-section	1,566	39.8%	1,460	30.7%	1,669	31.2%
Multi-section	2,372	60.2	3,300	69.3	3,678	68.8
Wholesale home shipments	3,938	100.0	4,760	100.0	5,347	100.0
Shipments to company-owned retail locations	(21)	(0.5)	(43)	(0.9)	(157)	(2.9)
MEMA/FEMA shipments	(292)	(7.4)	(358)	(7.5)	(419)	(7.8)
Shipments to independent retailers	3,625	92.1%	4,359	91.6%	4,771	89.3%
Retail home shipments	22	0.5	45	0.9	169	3.1
Home shipments other than MEMA/FEMA	3,647	92.6	4,404	92.5	4,940	92.4

Capital expenditures	$380		$2,177		$1,995
Home manufacturing facilities (operating)	5		5		7
Independent exclusive dealer locations	50		62		71

2008 Compared to 2007

Revenue

Total revenue for 2008 was $164,405, decreasing $42,479, or 20.5%, from 2007 revenue of $206,884. Wholesale home shipments were 3,938 in 2008 as compared to 4,760 in 2007, decreasing 17.3%, with floor shipments decreasing by 21.9%. Single-section home shipments, as a percentage of total shipments, increased to 39.8% in 2008 from 30.7% in 2007. Home shipments in 2008 and 2007 included 292 and 358, respectively, of single-section homes shipped to MEMA compared with 419 single-section homes shipped to FEMA in 2006 in support of hurricane disaster relief. Our overall decline in sales is attributable to the decline in industry wide wholesale home sales. Inventory of our product at all retail locations decreased 22.9% to approximately $65,300 at December 31, 2008 from $84,700 at December 31, 2007.

Gross Profit

Gross profit was $29,898 or 18.2% of total revenue for 2008, versus $24,964, or 12.1% of total revenue in 2007. The $4,934 increase in gross profit and 610 basis points increase in gross margin is due to a number of factors, including (i) increases in our unit sales prices in the current year and the impact of product sales mix, (ii) improvements in manufacturing efficiencies and capacity utilization, particularly during the last half of 2008, (iii) difficulties associated with the manufacturing start-up of the MEMA products in 2007, which did not recur in 2008, and (iv) the full benefit of the closure of two plants/manufacturing lines in the last half of 2007, which reduced overall fixed manufacturing costs. Our average wholesale sales price per unit in 2008 decreased to approximately $41,000 from $42,200 in 2007 due primarily to the change in product mix, which reflects an increase in single-section homes and a decline in multi-section homes in 2008. Excluding MEMA home shipments, our average wholesale sales price per unit in 2008 decreased to approximately $40,400 from $41,700 in 2007. We experienced price increases in 2008 compared to the same period in 2007 in certain raw materials due primarily to higher oil prices, which were offset by increases in our selling prices. With the subsequent decline in oil prices, we received notifications from some suppliers of price decreases in certain raw material components.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) for 2008 were $26,992, or 16.4% of total revenue, versus $34,684 or 16.8% of total revenue in 2007, a decrease of $7,692 or 22.2%. SG&A costs decreased between these periods as a result of our continuing focus to reduce costs, including (i) lower advertising and promotion costs, including show related expenses, totaling $1,884, (ii) a decrease in salaries, wages and payroll benefits of $4,030, net of severance costs that increased $130 between the two years, and (iii) a net decrease in other SG&A expenses totaling $1,778 primarily as a result of overall cost-control measures. Severance/termination charges were $708 and $578 in 2008 and 2007, respectively. Severance charges in 2008 included $519 related to the termination of employment of our former President and Chief Executive Officer. SG&A expenses included retrospective liability insurance credits of $403 and $287 in 2008 and 2007, respectively.

Other Income (Expense)

Interest expense decreased in 2008 to $488 from $672 in 2007 due to lower levels of outstanding debt. Long-term debt decreased in 2008 by $2,846 from $4,512 to $1,666.

Other, net is comprised primarily of interest income, which decreased $75 due to lower interest rates on higher levels of invested cash balances. Other, net increased $187 as a result of a $250 loss on the sale of net assets of two retail locations in 2007, which did not occur in 2008.

Income Tax Provision (Benefit)

We recorded an income tax benefit from continuing operations of $61 in 2008 that includes $87 for state income taxes payable by certain subsidiaries, $8 of interest related to uncertain tax positions, and $3 for federal income taxes, net of the tax provision of $159 allocated to discontinued operations. As of December 31, 2008, we maintained a valuation allowance of $16,042 against our deferred tax assets. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed. The net decrease in the valuation allowance in 2008 relates primarily to the utilization of net operating loss carryforwards.

We recorded an income tax benefit from continuing operations of $221 in 2007 that includes $66 for state income taxes payable by certain subsidiaries, $16 of interest pursuant to the provisions of FIN 48, and $89 for federal income taxes, net of the tax provision of $392 allocated to discontinued operations. As of December 31, 2007, we maintained a valuation allowance of $17,783 against our deferred tax assets.

Equity in Earnings of Equity-Method Investees

Our equity in earnings of equity-method investees was $96 for 2008 as compared to $971 for 2007. The income for 2007 includes a gain of $123 on the sale of our ownership interest in one of the equity-method investees (WoodPerfect, Ltd.) to a joint venture partner.

Income from discontinued operations, net of income taxes

In November 2008, we announced our intent to sell our financial services subsidiary, and subsequent to year-end, we entered into a stock purchase agreement to sell this subsidiary, CIS Financial Services, Inc. (“CIS”), with an expected closing date of March 1, 2009. As a result, we have accounted for the operations of CIS as discontinued operations in the accompanying statements of operations. Revenues from CIS totaled $2,844 (2008) and $3,697 (2007) and income from discontinued operations was $273 (2008) and $634 (2007), net of a provision for income taxes of $159 and $392, respectively. For 2008, we purchased contracts of $32,328 and sold installment contracts totaling $39,845. For 2007, we purchased contracts of $54,475 and sold installment contracts totaling $53,004. We expect to record a gain on this sale during the first quarter of 2009.

Net Income (Loss)

Our net income for 2008 was $3,349, or $0.18 per diluted share, compared to a net loss of $8,519, or $0.46 per diluted share, in 2007.

2007 Compared to 2006

Revenue

Total revenue for 2007 was $206,884, decreasing $17,718, or 7.9%, from 2006 revenue of $224,602. Home shipments from continuing operations were 4,760 in 2007 as compared to 5,347 in 2006, decreasing 11.0%, with floor shipments decreasing by 10.9%. Single-section home shipments, as a percentage of total shipments, decreased slightly to 30.7% in 2007 from 31.2% in 2006. Home shipments in 2007 included 358 single-section homes shipped to MEMA compared with 419 single-section homes shipped to FEMA in 2006 as part of that agency’s hurricane disaster relief. Our overall decline in sales is attributable to the decline in industry wide wholesale home sales. Inventory of our product at all retail locations decreased 3.1% to approximately $84,700 at December 31, 2007 from $87,400 at year end 2006.

Gross Profit

Gross profit was $24,964 or 11.1% of total revenue for 2007, versus $35,427, or 15.8% of total revenue in 2006. The $10,463 decrease in gross profit and 470 basis points decrease in gross margin is due to a number of factors, including (i) production inefficiencies in early 2007 on new product introductions and the manufacturing complexities we experienced on the MEMA homes, (ii) the decrease in units sold, and (iii) increased raw material prices. Our average wholesale sales price per unit in 2007 increased to approximately $42,200 from $41,000 in 2006 due primarily to higher selling prices on the MEMA homes. Excluding MEMA/FEMA home shipments, our average wholesale sales price per unit in 2007 decreased to approximately $41,700 from $41,800 in 2006. We experienced pricing pressure on all petrochemical-based raw materials in 2007 and other steel and copper related raw materials also continued to increase on a monthly basis, which negatively impacted gross profit. In general, commodity materials remained stable throughout the year.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) during 2007 were $34,684, or 16.8% of total revenue, versus $36,201 or 16.1% of total revenue in 2006, a decrease of $1,517 or 4.2%. We began detailed reviews in the last half of 2007 of our operating structure, manufacturing plants and spending. Two manufacturing lines were closed (one line in Millen, Georgia at the end of the third quarter and the Winfield, Alabama facility at the end of the fourth quarter). Personnel headcount reductions, including early retirements, were implemented in December 2007 resulting in severance/termination charges totaling $578. The overall decrease in SG&A included (1) a $1,710 decrease in salaries and employee benefit costs (excluding the severance/termination charge), (2) a decrease of $600 in advertising and sales promotions costs, primarily sales incentive compensation, and (3) a decline in other general and administrative costs totaling $825. These decreases were offset by an increase in general corporate insurance of $1,025 due to a net decrease of $1,009 in retrospective liability insurance credits.

Restructuring and Impairment Charges

In connection with the closure or consolidation of the two manufacturing lines noted above, we recorded restructuring and impairment charges totaling $267 in 2007. Of this amount, restructuring charges of $176 relate to one-time employee benefits recorded for employee terminations and impairment charges of $91 relate to the write-down of idled equipment.

Other Income (Expense)

Interest expense decreased in 2007 to $672 from $1,150 in 2006 primarily due to lower levels of borrowings. Additional principal payments during 2006 from proceeds of sales of certain properties contributed to the overall decrease in interest expense. Long-term debt decreased in 2007 by $1,226 from $5,738 to $4,512.

Other, net is comprised primarily of interest income and gains related to cost-method investments. Other, net decreased $984 due to a decrease in interest income earned in 2007 of $346 on lower invested cash balances, a decrease in gains on cost-method investments of $388, and a loss of $250 on the sale of net assets of two retail locations on March 30, 2007.

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

We recorded an income tax benefit from continuing operations of $221 in 2007 that includes $66 for state income taxes payable by certain subsidiaries, $16 of interest pursuant to the provisions of FIN 48, and $89 for federal income taxes, net of the tax provision of $392 allocated to discontinued operations. As of December 31, 2007, we maintained a valuation allowance of $17,783 against our deferred tax assets.

In 2006, we recorded an income tax provision from continuing operations of $665, which included (1) a federal income tax benefit totaling $351 for carry back of the 2006 net operating loss to 2005, (2) state income taxes payable of $71, (3) additional state income tax payable of $225 related to a state audit that occurred in 2006, reduced by $153 accrued in a prior year, (4) an increase in the valuation allowance for deferred tax assets of $927, and (5) a deferred income tax provision of $387 for normal operating activities, including adjustments to state tax net operating loss carryforwards, net of the tax provision of $355 allocated to discontinued operations.

Equity in Earnings of Equity-Method Investees

Our equity in earnings of equity-method investees was $971 for 2007 as compared to $805 for 2006. The income for 2007 includes a gain of $123 on the sale of our ownership interest in one of the equity-method investees (WoodPerfect, Ltd.) to a joint venture partner. See Note 13 to Notes to Consolidated Financial Statements for further discussion.

Income from discontinued operations, net of income taxes

Revenue from discontinued operations increased for 2007 to $3,697 compared to $3,335 in 2006, and income from discontinued operations was $634 (2007) and $658 (2006), net of a provision for income taxes of $392 and $355, respectively. For 2007, we purchased contracts of $54,475 and sold installment contracts totaling $53,004. For 2006, we purchased contracts of $42,916 and sold installment contracts totaling $44,589.

Net Income (Loss)

Our net loss for 2007 was $8,519, or $0.46 per diluted share, compared to net income of $172, or $0.01 per diluted share, in 2006.

Liquidity and Capital Resources

	As of December 31,
	2008	2007	2006
Cash, cash equivalents, and certificates of deposit	$31,198	$22,043	$25,967
Working capital	$24,662	$20,906	$25,347
Current ratio	1.9 to 1	1.6 to 1	1.8 to 1
Long-term debt	$959	$3,678	$4,512
Ratio of long-term debt to equity	< 0.1 to 1	0.1 to 1	0.1 to 1
Installment loan portfolio	$3,543	$9,844	$12,265

2008

Cash increased $9,155 to $31,198 at December 31, 2008 from $22,043 at December 31, 2007. Cash flows from discontinued operations have not been separately disclosed in the statement of cash flows. Operating activities provided net cash of $8,552, including $5,187 from discontinued operations, primarily due to the following:

(a)
a total of $5,887 due to net income excluding certain non-cash items, including depreciation, provision for credit and accounts receivable losses, stock-based compensation, gain on disposal of property, plant and equipment, and other, net (equity in earnings of equity-method investees),

(b)	a decrease in inventory totaling $5,184, and
(c)           the net sale of installment contracts purchased for resale of $3,623,
(d)	offset by an increase in accounts receivable of $(373), and

(e)
decreases in accounts payable ($2,057), amounts payable under dealer incentive programs ($841), accrued compensation and related withholdings ($359), and other assets and liabilities ($2,550), which generally represent timing differences in payments.

Capital expenditures were $351 during 2008 primarily for normal property, plant and equipment additions. We used $600 of cash related to notes and installment contracts purchased for investments. Proceeds from the sale of property, plant and equipment totaled $109. Cash provided by other investing activities represents cash distributions from equity method investees of $231 and cash received on the surrender of life insurance policies totaling $223.

The decrease in long-term debt for 2008 was due to scheduled and additional principal payments totaling $2,875. Net repayments under our retail floor plan agreement were $257 in 2008. As of December 31, 2008, $253 was outstanding under the retail floor plan agreement. Cash used to purchase treasury stock totaled $931.

Working capital at year end increased by $3,756 to $24,662.

The decrease in the installment loan portfolio at December 31, 2008 is due to our decision to reduce the level of loans held for investment and the impact of a general decline in the economy. With the anticipated sale of the financial services subsidiary in March 2009, we will no longer purchase installment contracts. However, we will retain installment contracts held for investment with a net book value of $1,661 at December 31, 2008.

2007

Cash decreased $3,924 to $22,043 at December 31, 2007 from $25,967 at December 31, 2006. Operating activities related to discontinued operations provided cash of $57 in 2007. Operating activities used net cash of $6,035 primarily due to:

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

2006

Cash increased $11,588 to $25,967 at December 31, 2006 from $14,379 at December 31, 2005. Operating activities related to discontinued operations provided cash of $1,225 in 2006. Operating activities provided net cash of $32,314 primarily due to:

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

The $17,750 we borrowed in the fourth quarter of 2005 under our revolving line of credit to fund short term cash needs related to FEMA home shipments was repaid in full in the first quarter of 2006. The decrease in long-term debt for 2006 was due to scheduled principal payments of $1,493 and $1,898 of additional principal payments using proceeds from the property sale transaction mentioned above. The borrowings under our retail floor plan agreement decreased $887 to $1,103 at December 31, 2006. Proceeds of stock options exercised generated cash of $148 in 2006.

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

General Liquidity and Debt Agreements

Historically, we have funded our operating activities with cash flows from operations supplemented by available cash on hand and, when necessary, funds from our Credit Facility. During the industry downturn, we benefited from the proceeds from sales of idle facilities as a replacement source of funds due to net operating losses. Currently, we have two previously idled facilities that are being marketed for sale. We completed the sale of one of these facilities on February 13, 2009 for a gross purchase price of $2,975 to be paid in cash at closing, and the gain on the sale of this facility will be recorded in the first quarter of 2009. However, we cannot predict when or at what amount the remaining facility will ultimately be sold.

We have a credit agreement with our primary lender (the “Credit Facility”), which has been amended from time to time with a current maturity date of April 2009. The Credit Facility is comprised of (i) a revolving line of credit that provides for borrowings (including letters of credit) up to $17,500 and (ii) a real estate term loan, which are cross-secured and cross-defaulted. No amounts were outstanding under the revolving line of credit as of December 31, 2008 or December 31, 2007.

The amount available under the revolving line of credit is equal to the lesser of (i) $17,500 or (ii) an amount based on defined percentages of accounts and notes receivable and inventories reduced by the sum of $2,500 and any outstanding letters of credits. At December 31, 2008, $2,585 was available under the revolving line of credit after deducting letters of credit of $3,773.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table. Tangible net worth at December 31, 2008 was $52,595.

Tangible Net Worth	Interest Rate
above $62,000	Prime less 0.50%
$62,000 – $56,500	Prime
$56,500 – $38,000	Prime plus 0.75%
below $38,000	Prime plus 1.25%

The bank’s prime rate was 3.25% and 7.25% at December 31, 2008 and December 31, 2007, respectively.

The real estate term loan agreement contained in the Credit Facility provided for initial borrowings of $10,000, of which $490 and $2,737 was outstanding on December 31, 2008 and December 31, 2007, respectively. Interest on the term note is fixed for a period of five years from September 2008 at 7.0% and may be adjusted in September 2013.

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $5,000. In addition, the Credit Facility contains certain financial covenants requiring us (i) to maintain on a consolidated basis certain defined levels of liabilities to tangible net worth ratio (not to exceed 1.5 to 1), (ii) to maintain a current ratio, as defined, of at least 1.1 to 1, (iii) maintain minimum cash and cash equivalents of $5,000, (iv) achieve an annual cash flow to debt service ratio of not less than 1.35 to 1 for the year ended December 31, 2008, and (v) achieve an annual minimum profitability of $100. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At December 31, 2008, we were in compliance with our debt covenants. In November 2008, the lender granted us a waiver to purchase treasury stock totaling $931.

We have two Industrial Development Revenue Bond issues (“Bonds”) with outstanding amounts totaling $1,155 and $1,775 at December 31, 2008 and December 31, 2007, respectively. One bond issue bearing interest at 5.25% will mature in April 2009. The second bond issue with annual installments payable through 2013 provides for monthly interest payable at a variable rate currently at 1.80% as determined by a remarketing agent. The real estate term loan and the Bonds are collateralized by substantially all of our plant facilities and equipment.

We had $253 and $510 of notes payable under a retail floor plan agreement at December 31, 2008 and December 31, 2007, respectively. The notes are collateralized by certain retail new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

We entered into a capital lease transaction during 2008 related to machinery and equipment we acquired with an initial cost of $29. At December 31, 2008, $21 was outstanding under the capital lease obligation.

In prior years, CIS primarily purchased installment contracts for resale with the amount of such loans it could purchase limited based on underwriting standards, as well as the availability of working capital and funds borrowed under its credit line with its primary lender. With the completion of the sale of CIS, currently anticipated on or before March 1, 2009, we will no longer purchase installment contracts.

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

Cash to be provided by operations in the coming year is largely dependent on sales volume. Our manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail location. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, the strength of the credit markets in general, governmental policies, and other conditions, all of which are beyond our control. Throughout the past nine years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. This tightening of credit standards continued in 2008 as a response to the crisis in the credit markets and resulted in changes by the national floor plan lenders to modify terms of their program offerings or to curtail funds available for these programs. We expect these changes to further limit financing available to independent dealers and end consumers, which may further reduce manufactured home sales. We are currently exploring various alternatives to the current crisis in wholesale floor plan lending for our independent dealers to enable them to purchase our products. Some of these alternatives may require the use of our cash and we may incur additional debt. Additional unfavorable changes in these factors and terms of financing in the industry may have a material adverse effect on our results of operations or financial condition.

Off-Balance Sheet Arrangements

Our material off-balance sheet arrangements consist of repurchase obligations and letters of credit. Each of these arrangements is discussed below under Contractual Obligations and Commitments.

Contractual Obligations and Commitments (dollars in thousands)

The following table summarizes our contractual obligations at December 31, 2008. For additional information related to these obligations, see Notes 7 and 12 of Notes to Consolidated Financial Statements. This table excludes long-term obligations for which there is no definite commitment period. Our debt consists primarily of fixed rate debt. However, there is one bond that has a variable interest rate. We estimated the interest payments due for this bond using 1.80%, the applicable rate at December 31, 2008. We do not have any contractual purchase obligations, and historically, have not entered into contracts committing us to purchase specified quantities of materials or equipment.

	Payments Due by Period
Description (a)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Industrial development revenue bond issues	$1,155	$655	$365	$135	$--
Real estate term loan	490	42	145	115	188
Capital lease obligation	21	10	11	--	--
Interest	209	57	96	36	20
Operating lease obligations	324	310	14	--	--
Total contractual cash obligations	$2,199	$1,074	$631	$286	$208

(a)
The liability for uncertain tax positions, which totaled $255 at December 31, 2008, has been excluded from the above table because we are unable to determine the periods in which these liabilities will be paid.

The following table summarizes our contingent commitments at December 31, 2008, including contingent repurchase obligations and letters of credit. For additional information related to these contingent obligations, see Note 12 of Notes to Consolidated Financial Statements and Critical Accounting Estimates below. Contingent insurance plans’ retrospective premium adjustments are excluded from this table as there is no definite expiration period (see Critical Accounting Estimates below).

	Payments Due by Period
	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Repurchase obligations (1)	$45,000	$12,100	$32,900	$--	$--
Letters of credit (2)	3,773	3,773	--	--	--
Total commitments	$48,773	$15,873	$32,900	$--	$--

(1)
For a complete description of the contingent repurchase obligation, see Critical Accounting Estimates – Reserve for Repurchase Commitments. Although the commitments outstanding at December 31, 2008 have a finite life, these commitments are continually replaced as we continue to sell our manufactured homes to dealers under repurchase and other recourse agreements with lending institutions which have provided wholesale floor plan financing to dealers. The cost (net recoveries) of these contingent repurchase obligations to us was $126 (2008), $(181) (2007) and $430 (2006). We have a reserve for repurchase commitments of $1,141 (2008) and $1,131 (2007) based on prior experience and an evaluation of dealers’ current financial conditions.

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

Product Warranties

We provide the initial retail homebuyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We record a liability for estimated future warranty costs relating to homes sold, based upon our assessment of historical experience factors and current industry trends. Factors we use in the estimation of the warranty liability include historical sales amounts and warranty costs related to homes sold and any outstanding service work orders. We have a reserve for estimated warranties of $10,100 (2008) and $11,720 (2007). Although we maintain reserves for such claims, based on our assessments as described above, which to date have been adequate, there can be no assurance that warranty expense levels will remain at current levels or that such reserves will continue to be adequate. A large number of warranty claims or per claim costs exceeding our current warranty expense levels could have a material adverse effect on our results of operations.

Insurance

Our workers’ compensation, product liability and general liability insurance coverages are generally provided under incurred loss, retrospectively rated premium plans. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable actuarial data is available. We were contingently liable at December 31, 2008 for future retrospective premium adjustments and recorded an estimated liability of approximately $4,079 (2008) and $4,274 (2007) related to these contingent claims. Claims exceeding our current expense levels could have a material adverse effect on our results of operations.

Reserve for Repurchase Commitments

Manufactured housing companies customarily enter into repurchase agreements with lending institutions, which provide wholesale floor plan financing to dealers. A majority of our sales are made to dealers located primarily in the South Central and South Atlantic regions of the United States pursuant to repurchase agreements with lending institutions. These agreements generally provide that we will repurchase our new products from the lending institutions in the event of dealer default. Our risk of loss under repurchase agreements is reduced by the following factors: (1) sales of our manufactured homes are spread over a relatively large number of independent dealers, the largest of which accounted for approximately 10.1% of sales in 2008, excluding MEMA -related sales; (2) the price that we are obligated to pay under such repurchase agreements declines based on predetermined amounts over the period of the agreement (generally 9 to 24 months); and (3) we historically have been able to resell homes repurchased from lenders.

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

Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated on the earlier of the date the dealer sells the home or the commitment expires. The maximum amount for which we are contingently liable under repurchase agreements approximated $45,000 and $61,000 at December 31, 2008 and 2007, respectively. We have a reserve for repurchase commitments of $1,141 (2008) and $1,131 (2007).

Changes in the level of retail inventories in the manufactured housing industry, either up or down, can have a significant impact on our operating results. The deterioration in the availability of retail financing experienced in recent years, along with significant competition from repossessed homes, extended the inventory adjustment period for excess industry retail inventory levels beyond what was originally expected. If these trends were to continue, or if retail demand were to significantly weaken, the inventory overhang could result in even greater intense price competition, cause further pressure on profit margins within the industry, and have a material adverse effect on us. The inventory of Cavalier manufactured homes at all retail locations decreased 22.9% in 2008 from 2007 and 3.1% in 2007 from 2006. The changes in retail inventory, and corresponding changes in repurchase commitments, have been impacted in the last several years by the leveling of retail inventory with demand.

Impairment of Long-Lived Assets

As discussed above, the manufactured housing industry has experienced an overall market decline since the latter part of 1999. Due to the overall reduction in units sold, we have idled, closed or sold manufactured housing facilities, a portion of our insurance and premium finance business, a portion of our supply operations and under-performing retail locations. We periodically evaluate the carrying value of long-lived assets to be held and used when events and circumstances warrant such a review. The carrying value of long-lived assets is considered impaired when the anticipated undiscounted cash flow from such assets is less than our carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived assets. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair market values are based primarily on independent appraisals and preliminary or definitive contractual arrangements less costs to dispose. We recorded impairment charges totaling $91 in 2007 based on our estimates of fair values for certain equipment idled in connection with the closing of the Winfield, Alabama facility.

Deferred Tax Asset

Realization of deferred tax assets (net of recorded valuation allowances) is largely dependent upon future profitable operations and future reversals of existing taxable temporary differences. We have reviewed information available to us, including the decline in industry home shipments, anticipated operating results, scheduled reversals of deferred tax liabilities, tax planning strategies, and our view of industry conditions. Based on these evaluations, we have established a full valuation allowance against our deferred tax assets under the standards of SFAS No. 109. We will continue to evaluate the need for a valuation allowance in the future, which may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required. As of December 31, 2008, we maintained a valuation allowance of $16,042.

Related Party Transactions

We purchased raw materials of approximately $11,564, $14,474, and $14,968 from MSR Forest Products, LLC during 2008, 2007 and 2006, respectively, which is a company in which we own a minority interest.

We recorded net income of investees accounted for by the equity method of $96, $971, and $805 for the years ended December 31, 2008, 2007, and 2006, respectively.

We used the services of a law firm, Lowe, Mobley & Lowe, a partner of which, Mr. John W Lowe, is a former director. We paid legal fees to this firm of $237 (2008), $212 (2007), and $292 (2006).

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

Recently Issued Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP permits the delayed application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 in the first quarter of 2008 for all financial assets and financial liabilities with no material impact on our consolidated statements of operations or financial condition. No assets or liabilities are measured at fair value in the accompanying consolidated balance sheets. For disclosure purposes, we estimated the fair value of our installment contracts receivable as of December 31, 2008 at $3,010 using Level 3 inputs as defined in SFAS No. 157. In general, these inputs were based on the actual sales prices we received from the sale of comparable installment contracts and the underlying collateral value on certain loans based on appraisals, when available, or industry price guides for used manufactured housing.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R. SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of these statements to materially impact our consolidated financial position or results of operations directly when they become effective. Adoption of these statements is, however, expected to have a significant effect on how acquisition transactions subsequent to January 1, 2009, if any, are reflected in our financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We believe that SFAS No. 162 will have no effect on our financial statements.

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

We purchase retail installment contracts from independent dealers, at fixed interest rates, in the ordinary course of business, and periodically resell a majority of these loans to financial institutions under the terms of retail finance agreements. The periodic resale of installment contracts reduces our exposure to interest rate fluctuations, as the majority of contracts are held for a short period of time. Our portfolio consisted of fixed rate contracts with interest rates generally ranging from 7.0% to 14% and an average original term of 262 months at December 31, 2008. We estimated the fair value of our installment contracts receivable at $3,010 using Level 3 inputs as defined in SFAS No. 157.

We have one industrial development revenue bond issue that is exposed to interest rate changes. Since this borrowing is floating rate debt, an increase in short-term interest rates would adversely affect interest expense. Additionally, we have one other industrial development revenue bond issue at a fixed interest rate. We estimated the fair value of our debt instruments at $1,672 using rates at which we believe we could have obtained similar borrowings at December 31, 2008.

	Assumed Annual Principal Cash Flows
(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Installment loan portfolio (a)	$1,337	$51	$57	$63	$70	$1,965	$3,543	$3,010
(weighted average interest rate – 9.1%)
(a)We have recorded an allowance for credit losses of $604, primarily based upon management's assessment of historical experience factors and current economic conditions.

	Expected Principal Maturity Dates
(dollars in thousands)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value
Notes payable and long-term debt	$707	$171	$168	$182	$190	$248	$1,666	$1,672
(weighted average interest rate – 4.53%)

We have a revolving line of credit and a note payable under a retail floor plan agreement that are exposed to interest rate changes, as they are floating rate debt based on the prime interest rate. These borrowings are excluded from the above table since there is no scheduled payout or maturity date for either of these obligations. We did not have any amounts outstanding under the revolving line of credit at December 31, 2008. The bank’s prime rate at December 31, 2008 and 2007 was 3.25% and 7.25%, respectively. We have $253 and $510 of notes payable under the retail floor plan agreement at December 31, 2008 and December 31, 2007, respectively. The notes bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

Our disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally use words such as “estimates,” “projects,” “intends,” “believes,” “anticipates,” “expects,” “plans,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties, and factors include those associated with the following:

•	changes in the availability of wholesale (dealer) financing, including the modification and/or termination of programs by national floor plan lenders;
•	changes in the availability of retail (consumer) financing;
•	the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
•	the severe and continuing downturn in the manufactured housing industry;
•	limitations in our ability to pursue our business strategy;
•	changes in demographic trends, consumer preferences and our business strategy;
•	changes and volatility in interest rates and the availability of capital;
•	changes in level of industry retail inventories;
•	the ability to attract and retain quality independent dealers in a competitive environment, including any impact from the consolidation of independent dealers;
•	the ability to attract and retain executive officers and other key personnel;
•	the ability to produce modular and HUD-code products within the same manufacturing plants;
•	the ability to substantially grow our modular business;
•	competition;
•	contingent repurchase and guaranty obligations;
•	uncertainties regarding our retail financing activities;
•	the potential unavailability of and price increases for raw materials;
•	the potential unavailability of manufactured housing sites;
•	regulatory constraints;
•	the potential for additional warranty claims;
•	litigation, including formaldehyde-related regulation and litigation; and
•	the potential for deficiencies in internal controls over financial reporting or in disclosure controls and procedures.

Any or all of the forward-looking statements in this Annual Report on Form 10-K for the year ended December 31, 2008 and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in future filings with the Securities and Exchange Commission or in any of our press releases. See Item 1A, Risk Factors, in this Annual Report on Form 10-K for the period ended December 31, 2008 for a discussion of the factors we think could cause our actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

Item 8: Financial Statements And Supplementary Data

Selected Quarterly Financial Data (Unaudited)

The table below sets forth certain unaudited quarterly financial data for the years ended December 31, 2008 and 2007. We believe that the following quarterly financial data includes all adjustments necessary for a fair presentation, in accordance with accounting principles generally accepted in the United States of America. The following quarterly financial data should be read in conjunction with the other financial information contained elsewhere in this report. The operating results for any interim period are not necessarily indicative of results for a complete year or for any future period.

	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Totals
	(dollars in thousands, except per share amounts)
2008
Revenue (as originally reported)	$27,631	$39,012	$51,090	$49,516	$167,249
Discontinued operations	(585)	(687)	(737)	(835)	(2,844)
Revenue (as adjusted)	27,046	38,325	50,353	48,681	164,405

Gross profit	7,420	7,379	9,643	8,300	32,742
Discontinued operations	(585)	(687)	(737)	(835)	(2,844)
Gross profit (as adjusted)	6,835	6,692	8,906	7,465	29,898

Net income (loss)	2,161	(168)	1,238	118	3,349
Basic net income (loss) per share	0.12	(0.01)	0.07	0.01	0.18
Diluted net income (loss) per share	$0.12	$(0.01)	$0.07	$0.01	$0.18

2007
Revenue (as originally reported)	$53,167	$51,703	$62,809	$42,902	$210,581
Discontinued operations	(926)	(870)	(1,044)	(857)	(3,697)
Revenue (as adjusted)	52,241	50,833	61,765	42,045	206,884

Gross profit	7,995	6,049	8,637	5,980	28,661
Discontinued operations	(926)	(870)	(1,044)	(857)	(3,697)
Gross profit (as adjusted)	7,069	5,179	7,593	5,123	24,964

Net loss	(1,017)	(2,742)	(869)	(3,891)	(8,519)
Basic net loss per share	(0.06)	(0.15)	(0.05)	(0.21)	(0.46)
Diluted net loss per share	$(0.06)	$(0.15)	$(0.05)	$(0.21)	$(0.46)

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to management and the board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, our management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control: Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as of December 31, 2008.

Based on the evaluation under the criteria contained in the framework of Internal Control: Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

/s/ BOBBY TESNEY
Director and Principal Executive Officer

/s/ MICHAEL R. MURPHY
Chief Financial Officer and Principal Accounting Officer

February 19, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Cavalier Homes, Inc.

We have audited the accompanying consolidated balance sheets of Cavalier Homes, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule of the Company listed in Item 15(a). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cavalier Homes, Inc. and subsidiaries as of December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 10 to the consolidated financial statements, effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Carr, Riggs & Ingram, LLC

Birmingham, Alabama
February 19, 2009

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(in thousands, except share and per share data)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$31,198	$22,043
Accounts receivable, less allowance for losses of $162 (2008) and $106 (2007)	2,946	6,208
Installment contracts receivable held for resale (discontinued operations)	1,311	5,688
Inventories	15,353	20,537
Other current assets	839	3,754
Property held for sale	1,537	1,583
Total current assets	53,184	59,813
Property, plant and equipment:
Land	3,162	3,223
Buildings and improvements	31,403	32,094
Machinery and equipment	28,705	29,188
	63,270	64,505
Less accumulated depreciation and amortization	39,112	38,264
Property, plant and equipment, net	24,158	26,241
Installment contracts receivable, less allowance for credit losses of $604 (2008) and $725 (2007)	1,528	3,264
Other assets	1,925	2,059
Total assets	$80,795	$91,377

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$707	$834
Note payable under retail floor plan agreement	253	510
Accounts payable	2,663	4,720
Amounts payable under dealer incentives	2,778	3,619
Estimated warranties	10,100	11,720
Accrued insurance	4,348	5,158
Accrued compensation and related withholdings	2,487	2,846
Reserve for repurchase commitments	1,141	1,131
Progress billings	--	3,546
Other accrued expenses	2,508	3,384
Total current liabilities	26,985	37,468
Long-term debt, less current portion	959	3,678
Other long-term liabilities	255	247
Total liabilities	28,199	41,393

Commitments and contingencies (Note 12)

Stockholders’ equity:
Series A Junior Participating Preferred stock, $0.01 par value; 200,000 shares authorized, none issued	--	--
Preferred stock, $0.01 par value; 300,000 shares authorized, none issued	--	--
Common stock, $0.10 par value; 50,000,000 shares authorized; 19,412,880 shares issued; 17,598,380 (2008) shares and 18,429,580 (2007) shares outstanding	1,941	1,941
Additional paid-in capital	59,152	59,126
Deferred compensation	(17)	(185)
Accumulated deficit	(3,767)	(7,116)
Treasury stock, at cost; 1,814,500 (2008) shares and 983,300 (2007) shares	(4,713)	(3,782)
Total stockholders’ equity	52,596	49,984
	$80,795	$91,377

The accompanying notes are an integral part of these consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(in thousands, except per share amounts)

	2008	2007	2006
Revenue	$164,405	$206,884	$224,602
Cost of sales	134,507	181,920	189,175
Gross profit	29,898	24,964	35,427
Selling, general and administrative expenses	26,992	34,684	36,201
Restructuring and impairment charges	--	267	--
Operating income (loss)	2,906	(9,987)	(774)
Other income (expense):
Interest expense	(488)	(672)	(1,150)
Other, net	501	314	1,298
	13	(358)	148
Income (loss) from continuing operations before income taxes and equity in earnings of equity-method investees	2,919	(10,345)	(626)
Income tax provision (benefit)	(61)	(221)	665
Equity in earnings of equity-method investees	96	971	805
Income (loss) from continuing operations	3,076	(9,153)	(486)
Income from discontinued operations, net of income tax provision of $159 (2008), $392 (2007) and $355 (2006)	273	634	658
Net income (loss)	$3,349	$(8,519)	$172

Income (loss) per share:
Basic:
From continuing operations	$0.17	$(0.50)	$(0.03)
From discontinued operations	0.01	0.04	0.04
Net income (loss)	$0.18	$(0.46)	$0.01
Weighted average shares outstanding	18,342	18,378	18,335
Diluted:
From continuing operations	$0.17	$(0.50)	$(0.03)
From discontinued operations	0.01	0.04	0.04
Net income (loss)	$0.18	$(0.46)	$0.01
Weighted average shares outstanding	18,353	18,378	18,470

The accompanying notes are an integral part of these consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(dollars in thousands)

	Common Stock		Additional paid-in capital	Deferred compensation	Retained earnings (accumulated deficit)	Treasury stock	Total
	Shares	Amount
Balance, January 1, 2006	19,285,705	$1,929	$58,275	$--	$1,423	$(3,782)	$57,845
Stock options exercised	42,175	4	144	--	--	--	148
Stock-based compensation	--	--	235	--	--	--	235
Net income	--	--	--	--	172	--	172
Balance, December 31, 2006	19,327,880	1,933	58,654	--	1,595	(3,782)	58,400
Cumulative effect of adoption of accounting policy related to uncertainty in income taxes	--	--	--	--	(192)	--	(192)
Adjusted balance, January 1, 2007	19,327,880	1,933	58,654	--	1,403	(3,782)	58,208
Stock options exercised	15,000	1	49	--	--	--	50
Restricted stock awards	70,000	7	294	(301)	--	--	--
Stock-based compensation	--	--	129	116	--	--	245
Net loss	--	--	--	--	(8,519)	--	(8,519)
Balance, December 31, 2007	19,412,880	1,941	59,126	(185)	(7,116)	(3,782)	49,984
Stock-based compensation	--	--	26	168	--	--	194
Purchase of 831,200 shares of treasury stock	--	--	--	--	--	(931)	(931)
Net income	--	--	--	--	3,349	--	3,349
Balance, December 31, 2008	19,412,880	$1,941	$59,152	$(17)	$(3,767)	$(4,713)	$52,596

The accompanying notes are an integral part of these consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(in thousands)

	2008	2007	2006
Operating activities:
Net income (loss)	$3,349	$(8,519)	$172
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	2,095	2,156	2,299
Deferred income taxes	--	--	1,314
Stock-based compensation	194	245	235
Provision for credit and accounts receivable losses	433	218	114
Loss (gain) on sale of property, plant and equipment	(87)	45	(293)
Impairment charge	--	91	--
Other, net	(97)	(971)	(1,195)
Installment contracts purchased for resale	(31,808)	(53,853)	(42,664)
Sale of installment contracts purchased for resale	35,431	53,347	44,589
Principal collected on installment contracts purchased for resale	38	80	221
Changes in assets and liabilities:
Accounts receivable, net	(373)	(723)	37,554
Inventories	5,184	(522)	5,048
Accounts payable	(2,057)	972	(4,073)
Amounts payable under dealer incentives	(841)	578	(4,046)
Accrued compensation and related withholdings	(359)	155	(3,456)
Other assets and liabilities	(2,550)	666	(3,505)
Net cash provided by (used in) operating activities	8,552	(6,035)	32,314
Investing activities:
Proceeds from dispositions of property, plant and equipment	109	71	1,555
Capital expenditures	(351)	(2,177)	(1,995)
Notes and installment contracts purchased for investment	(600)	(1,145)	(326)
Sale of installment contracts purchased for investment	4,414	--	--
Principal collected on notes and installment contracts purchased for investment	640	1,582	845
Other investing activities	454	3,756	1,075
Net cash provided by investing activities	4,666	2,087	1,154
Financing activities:
Net repayment on note payable under revolving line of credit	--	--	(17,750)
Net borrowings (repayment) on note payable under retail floor plan agreement	(257)	1,200	(887)
Payments on long-term debt	(2,875)	(1,226)	(3,391)
Purchase of treasury stock	(931)	--	--
Proceeds from exercise of stock options	--	50	148
Net cash provided by (used in) financing activities	(4,063)	24	(21,880)
Net increase (decrease) in cash and cash equivalents	9,155	(3,924)	11,588
Cash and cash equivalents at beginning of period	22,043	25,967	14,379
Cash and cash equivalents at end of period	$31,198	$22,043	$25,967

Supplemental disclosures:
Cash paid for (received from):
Interest	$419	$713	$1,126
Income taxes	$49	$(857)	$1,454
Non-cash investing and financing activities:
Note received on sale of property, plant and equipment	$392	$--	$--
Property, plant and equipment acquired through capital lease transactions	$29	$--	$--
Retail assets sold for assumption of note payable, net of note receivable of $447	$--	$1,793	$--

The accompanying notes are an integral part of these consolidated financial statements.

CAVALIER HOMES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(dollars in thousands except per share amounts)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation – The consolidated financial statements include the accounts of Cavalier Homes, Inc. and its wholly-owned and majority-owned subsidiaries (collectively, Cavalier, the “Company”, “we”, “our” or “us”). Our minority ownership interests in various joint ventures are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets (see Note 13). Intercompany transactions have been eliminated in consolidation. We have one reportable segment for home manufacturing, which is comprised of four manufacturing divisions (five plants), supply companies who sell their products primarily to the manufacturing divisions, and retail activities that provide revenue from home sales to individuals.

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

Installment Contracts Receivable – Installment contracts receivable of CIS Financial Services, Inc. (“CIS”), a wholly-owned subsidiary, are reported at their outstanding unpaid principal balances reduced by any charge-off or specific valuation accounts. We purchase the majority of our contracts receivable with the intent to resell the loans, with limited recourse, to financial institutions under the terms of retail financing agreements. Recourse is applicable in the case of fraud or misrepresentation. CIS may also be required to repurchase the loan from certain third party financial institutions if any of the first four payments on a loan become 90 days delinquent. Such sales are accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Loans purchased for resale are recorded in our balance sheet at the lower of cost or market and are classified as held for sale if we have the intent and believe that we have the ability to resell the loans within one year from acquisition based on the terms of retail financing agreements with various financial institutions. Loan origination and other fees, net of capitalized costs, are deferred and recognized over the life of the loan as an adjustment of yield. See Note 3 – Discontinued Operations.

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

Revenue Recognition – Revenue for manufactured homes sold to independent dealers generally is recorded when all of the following conditions have been met: (a) an order for the home has been received from the dealer, (b) an agreement with respect to payment terms (usually in the form of a written or verbal approval for payment) has been received from the dealer’s flooring institution, and (c) the home has been shipped and risk of loss has passed to the dealer. All sales are final and without recourse except for the contingency described in Note 12. Estimated sales incentives, including rebates, payable to our independent retailers are accrued at the time of sale and are recorded as a reduction of revenue. Sales incentive levels are estimated based on the anticipated sales volume purchased by our independent retailers within the rebate period specified in the sales incentive agreements. For the Company-owned retail location, revenue is recorded when the home has been delivered and accepted by the retail customer, risk of ownership has been transferred and funds have been received.

Product Warranties – We provide the retail home buyer a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We have provided a liability of $10,100 (2008) and $11,720 (2007) for estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current industry trends. Activity in the liability for product warranty was as follows:

	2008	2007	2006
Balance, beginning of period	$11,720	$11,900	$13,190
Provision for warranties issued in the current period	10,760	12,632	12,407
Adjustments for warranties issued in prior periods	(1,031)	1,210	234
Payments	(11,349)	(14,022)	(13,931)
Balance, end of period	$10,100	$11,720	$11,900

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

Insurance – Our workers’ compensation, product liability and general liability insurance coverages are generally provided under incurred loss, retrospectively rated premium plans. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Annually, such insurance expense is adjusted by the carrier for loss experience factors subject to minimum and maximum premium calculations. Refunds or additional premiums are estimated and recorded when sufficiently reliable actuarial data is available.

Other Income (Expense): Other, net – Other, net included in our consolidated statement of operations is comprised primarily of interest income, dividends received from an unconsolidated investee accounted for under the cost method, and gain (loss) on the sale of the stock of unconsolidated cost method investees.

Net Income (Loss) Per Share – We report two separate net income (loss) per share numbers, basic and diluted. Both are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted) as detailed below:

	2008	2007	2006
Income (loss) from continuing operations	$3,076	$(9,153)	$(486)
Income from discontinued operations	273	634	658
Net income (loss)	$3,349	$(8,519)	$172

Weighted average shares outstanding (in thousands):
Basic	18,342	18,378	18,335
Effect of potential common stock from the exercise of stock options	11	--	135
Diluted	18,353	18,378	18,470

Income (loss) per share:
Basic:
From continuing operations	$0.17	$(0.50)	$(0.03)
From discontinued operations	0.01	0.04	0.04
Net income (loss)	$0.18	$(0.46)	$0.01
Diluted:
From continuing operations	$0.17	$(0.50)	$(0.03)
From discontinued operations	0.01	0.04	0.04
Net income (loss)	$0.18	$(0.46)	$0.01
Weighted average option shares excluded from computation of diluted loss per share because their effect is anti-dilutive (in thousands)	541	889	1,160

Restricted common stock outstanding issued to employees totaling 13,332 shares has been excluded from the computation of basic earnings (loss) per share as of December 31, 2008 since the shares are not vested and remain subject to forfeiture.

Stock-Based Compensation – As provided in the provisions of SFAS No. 123R, Share-Based Payment, we record compensation cost over the vesting period of awards of equity instruments based on the grant date fair value of the award. SFAS 123R applies to new awards issued, awards modified, repurchased or cancelled and unvested awards.

Recently Issued Accounting Pronouncements – In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157. This FSP permits the delayed application of SFAS No. 157 for all non-recurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We adopted SFAS No. 157 in the first quarter of 2008 for all financial assets and financial liabilities with no material impact on our consolidated statements of operations or financial condition. No assets or liabilities are measured at fair value in the accompanying consolidated balance sheets. For disclosure purposes, we estimated the fair value of our installment contracts receivable as of December 31, 2008 at $3,010 using Level 3 inputs as defined in SFAS No. 157. In general, these inputs were based on the actual sales prices we received from the sale of comparable installment contracts and the underlying collateral value on certain loans based on appraisals, when available, or industry price guides for used manufactured housing.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS No. 141R”) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 160 amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB No. 51’s consolidation procedures for consistency with the requirements of SFAS No. 141R. SFAS No. 141R and SFAS No. 160 are effective for fiscal years beginning on or after December 15, 2008. We do not expect the adoption of these statements to materially impact our consolidated financial position or results of operations directly when they become effective. Adoption of these statements is, however, expected to have a significant effect on how acquisition transactions subsequent to January 1, 2009, if any, are reflected in our financial statements.

In May 2008, the FASB issued SFAS No. 162, Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). This statement is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements of nongovernmental entities that are presented in conformity with GAAP. This statement will be effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendment to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We believe that SFAS No. 162 will have no effect on our financial statements.

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

Reclassifications – Certain amounts from the prior periods have been reclassified to conform to the 2008 presentation.

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

In November 2008, we announced our intent to sell our financial services subsidiary, and subsequent to year-end, we entered into a stock purchase agreement to sell CIS with an expected closing date of March 1, 2009. The purchase price will consist of $750,000 in cash, to be paid at closing, plus the principal balance of installment contracts held for resale, which will be paid to us as collected by the purchaser within 180 days of the closing date. We will retain certain net assets of CIS, primarily cash and installment contracts held for investment. Immediately prior to the closing, we will transfer these retained net assets into a newly-formed wholly-owned subsidiary. We have accounted for the operations of CIS as discontinued operations in the accompanying consolidated statements of operations. We expect to record a gain on this sale during the first quarter of 2009.

Summary operating results of the discontinued operations for the years ended December 31, 2008, 2007, and 2006 were:

	2008	2007	2006
Revenue	$2,844	$3,697	$3,323
Income from discontinued operations before income tax provision	432	1,026	1,013

4.	INSTALLMENT CONTRACTS RECEIVABLE

CIS finances retail sales through the purchase of installment contracts primarily from a portion of our dealer network and originates direct mortgage loans, at fixed interest rates, in the ordinary course of business, and resells a majority of the loans to financial institutions under the terms of retail finance agreements. CIS enters into agreements to sell, with limited recourse, contracts in its portfolio that meet specified credit criteria. Recourse is applicable in the case of fraud or misrepresentation. CIS may also be required to repurchase the loan from certain third party financial institutions if any of the first four payments on a loan become 90 days delinquent. Under these agreements, CIS sold $35,431, $53,347, and $44,589 of contracts receivable and realized gains of $1,605, $1,906, and $1,612 for the years ended December 31, 2008, 2007, and 2006, respectively. CIS’s portfolio consists of fixed rate contracts with interest rates generally ranging from 7.0% to 14.0% at December 31, 2008 and 2007. The average original term of the portfolio was approximately 262 and 284 months at December 31, 2008 and 2007, respectively. For loans held in its portfolio, CIS requires the borrower to maintain adequate insurance on the home throughout the life of the contract. Contracts are secured by the home which is subject to repossession by CIS upon default by the borrower. At December 31, 2008, scheduled principal payments of installment contracts receivable are as follows (excludes deferred origination fees, points and capitalized costs of $100):

Years ending December 31,
2009	$1,337
2010	51
2011	57
2012	63
2013	70
Thereafter	1,965
$3,543

We maintain a reserve for loans based on historical experience, the estimated value of any underlying collateral, and specifically identified factors presenting uncertainty with respect to collectibility. Activity in the allowance for credit losses on installment contracts was as follows:

	2008	2007	2006
Balance, beginning of year	$725	$841	$968
Provision for credit losses	343	227	145
Charge offs, net	(464)	(343)	(272)
Balance, end of year	$604	$725	$841

At December 31, 2008 and 2007, the estimated fair value of installment contracts receivable was $3,010 and $9,915, respectively. We estimated the fair value of our installment contracts receivable as of December 31, 2008 using Level 3 inputs as defined in SFAS 157. In general, these inputs were based on the actual sales prices we received from the sale of comparable installment contracts and the underlying collateral value on certain loans based on appraisals, when available, or industry price guides for used manufactured housing. In prior years, the fair values were estimated using discounted cash flows and interest rates offered by CIS on similar contracts at such times.

5.	INVENTORIES

Inventories consisted of the following:

	2008	2007
Raw materials	$11,469	$11,967
Work-in-process	942	1,263
Finished goods	2,942	7,307
Total inventories	$15,353	$20,537

During 2008, 2007, and 2006, we purchased raw materials of approximately $11,564, $14,474, and $14,698, respectively, from a joint venture in which we own a minority interest.

6.	IMPAIRMENT CHARGES

In accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, we record the liability, measured at fair value, for costs associated with an exit or disposal activity when the liability is incurred. SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as “held for sale” if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. We had idle assets of $5,906 (2008) and $6,873 (2007) recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities which we are attempting to sell. In 2008, we sold an idle building in Addison, Alabama, recognized a gain of $30, and received a $392 note from the purchaser payable over 10 years. Other than the facility at Cordele, management does not have evidence at the balance sheet date that it is probable that the sale of idle assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as “held and used” and depreciation has continued on these assets. In September 2008, we entered into an agreement to sell an idle facility in Cordele, Georgia for a gross purchase price of $2,975 to be paid in cash at closing. The closing of this transaction occurred on February 13, 2009, and the net book value of this property has been classified as property held for sale in the consolidated balance sheet.

In connection with the idling of the Winfield, Alabama facility in 2007, we recorded impairment charges totaling $91 to write-down idled equipment to its fair value based on management’s estimate. We obtained an independent appraisal for the Winfield land and buildings, which indicated the property was not impaired.

7.	CREDIT ARRANGEMENTS

We have a credit agreement with our primary lender (the “Credit Facility”), which has been amended from time to time with a current maturity date of April 2009. The Credit Facility is comprised of (i) a revolving line of credit that provides for borrowings (including letters of credit) up to $17,500 and (ii) a real estate term loan, which are cross-secured and cross-defaulted. No amounts were outstanding under the revolving line of credit as of December 31, 2008 or December 31, 2007.

The amount available under the revolving line of credit is equal to the lesser of (i) $17,500 or (ii) an amount based on defined percentages of accounts and notes receivable and inventories reduced by the sum of $2,500 and any outstanding letters of credits. At December 31, 2008, $2,585 was available under the revolving line of credit after deducting letters of credit of $3,773.

The applicable interest rates under the revolving line of credit are based on certain levels of tangible net worth as noted in the following table. Tangible net worth at December 31, 2008 was $52,595.

Tangible Net Worth	Interest Rate
above $62,000	Prime less 0.50%
$62,000 – $56,500	Prime
$56,500 – $38,000	Prime plus 0.75%
below $38,000	Prime plus 1.25%

The bank’s prime rate was 3.25% and 7.25% at December 31, 2008 and December 31, 2007, respectively.

The real estate term loan agreement contained in the Credit Facility provided for initial borrowings of $10,000, of which $490 and $2,737 was outstanding on December 31, 2008 and December 31, 2007, respectively. Interest on the term note is fixed for a period of five years from September 2008 at 7.0% and may be adjusted in September 2013.

The Credit Facility contains certain restrictive and financial covenants which, among other things, limit our ability without the lender’s consent to (i) make dividend payments and purchases of treasury stock in an aggregate amount which exceeds 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceed in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceed in the aggregate $1,000, excluding floor plan notes payable which cannot exceed $3,000 and (iv) make annual capital expenditures in excess of $5,000. In addition, the Credit Facility contains certain financial covenants requiring us (i) to maintain on a consolidated basis certain defined levels of liabilities to tangible net worth ratio (not to exceed 1.5 to 1), (ii) to maintain a current ratio, as defined, of at least 1.1 to 1, (iii) maintain minimum cash and cash equivalents of $5,000, (iv) achieve an annual cash flow to debt service ratio of not less than 1.35 to 1 for the year ended December 31, 2008, and (v) achieve an annual minimum profitability of $100. The Credit Facility also requires CIS to comply with certain specified restrictions and financial covenants. At December 31, 2008, we were in compliance with our debt covenants. In November 2008, the lender granted us a waiver to purchase treasury stock totaling $931.

We have two Industrial Development Revenue Bond issues (“Bonds”) with outstanding amounts totaling $1,155 and $1,775 at December 31, 2008 and 2007, respectively. One bond issue bearing interest at 5.25% will mature in April 2009. The second bond issue with annual installments payable through 2013 provides for monthly interest payable at a variable rate currently at 1.80% as determined by a remarketing agent. The real estate term loan and the Bonds are collateralized by substantially all of our plant facilities and equipment.

We had $253 and $510 of notes payable under a retail floor plan agreement at December 31, 2008 and 2007, respectively. The notes are collateralized by certain retail new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home.

We entered into a capital lease transaction during 2008 related to machinery and equipment we acquired with an initial cost of $29. At December 31, 2008, $21 was outstanding under the capital lease obligation.

At December 31, 2008, principal repayment requirements on long-term debt are as follows:

Years ending December 31,
2009	$707
2010	171
2011	168
2012	182
2013	190
Thereafter	248
Total	1,666
Less current portion	707
Long-term debt, less current portion	$959

At December 31, 2008 and 2007, the estimated fair value of outstanding long-term debt was $1,672 and $4,551, respectively. These estimates were determined using rates at which we believe we could have obtained similar borrowings at such times.

8.	STOCKHOLDERS’ EQUITY

Pursuant to a common stock repurchase program approved by our Board of Directors, a total of 831,200 shares were purchased in December 2008 at a cost of $931. A cumulative total of 4,000,000 shares were purchased under this program at a cost of $25,773, which included the purchase of 3,168,800 shares during the four year period ended December 31, 2001 for total cost of $24,842. We retired 2,151,500 of the repurchased shares at December 31, 1999, with the remaining shares being recorded as treasury stock. During 2006, we reissued 34,000 treasury shares upon the exercise of stock options.

9.	STOCK-BASED COMPENSATION

Stock Incentive Plans

At December 31, 2008, our stock incentive plans included the following:

a.
The 2005 Incentive Compensation Plan (the “2005 Plan”) provides for both incentive stock options and non-qualified stock options to key employees. The 2005 Plan also provides for stock appreciation rights and awards of both restricted stock and performance shares. Awards are granted at prices and terms determined by the compensation committee of the Board of Directors. The term for awards granted under the 2005 Plan cannot exceed ten years from the date of grant. Upon adoption of the 2005 Plan, our 1996 Key Employee Stock Incentive Plan (the “1996 Plan”) was terminated. However, the termination of the 1996 Plan did not affect any options which were outstanding and unexercised under that Plan. A total of 1,500,000 shares of common stock are authorized for issuance under the 2005 Plan. As of December 31, 2008, shares authorized for grant and available to be granted under the 2005 Plan totaled 1,430,000 shares.

b.
The 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”) provides for the issuance of up to 500,000 shares of our common stock, which is reserved for grant to non-employee directors. Options are granted upon the director’s initial election and automatically on an annual basis thereafter at fair market value on the date of such grant. Stock option grants become exercisable at a rate of 1/12th of the shares subject to the stock option on each monthly anniversary of the date of grant. Except in the case of death, disability, or retirement, options granted under the 2005 Directors Plan expire ten years from the date of grant. Upon adoption of the 2005 Directors Plan, the 1993 Non-employee Director Plan (the “1993 Plan”) was terminated. However, the termination of the 1993 Plan did not affect any options which were outstanding and unexercised under that Plan. As of December 31, 2008, shares available to be granted under the 2005 Directors Plan totaled 425,000 shares.

The following table sets forth the summary of activity under our stock incentive plans for the years ended December 31, 2008, 2007, and 2006:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2005	1,518,834	1,738,672	$9.26
Plan shares expired	(46,341)	--	--
Granted at fair value	(35,000)	35,000	6.45
Stock awards	(70,000)	--	--
Exercised	--	(42,175)	3.53
Canceled	357,684	(357,684)	13.30
Balance at December 31, 2006	1,725,177	1,373,813	8.32
Plan shares expired	(383,392)	--	--
Granted at fair value	(30,000)	30,000	4.16
Exercised	--	(15,000)	3.36
Canceled	558,215	(558,215)	10.46
Balance at December 31, 2007	1,870,000	830,598	6.81
Plan shares expired	(321,675)	--	--
Granted at fair value	(30,000)	30,000	1.93
Canceled	336,675	(336,675)	9.77
Balance at December 31, 2008	1,855,000	523,923	$4.64
Options exercisable at December 31, 2008		521,838	$4.65
Options exercisable at December 31, 2007		828,096	$6.82
Options exercisable at December 31, 2006		1,371,311	$8.32

The weighted average fair values of options granted during 2008, 2007, and 2006 were $0.94, $2.29, and $3.53, respectively. The total intrinsic value of options exercised during 2008, 2007, and 2006 were $0, $21, and $128, respectively. The aggregate intrinsic value of options outstanding and options exercisable as of December 31, 2008 was zero. The intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

The following table summarizes information concerning stock options outstanding at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.69 – $3.03	73,675	5.42	$2.29	71,590	$2.30
$3.04 – $3.94	268,200	2.89	3.45	268,200	3.45
$3.95 – $5.51	68,698	4.67	4.39	68,698	4.39
$5.52 – $11.00	113,350	1.59	9.11	113,350	9.11
$1.69 – $11.00	523,923	3.20	$4.64	521,838	$4.65

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

The assumptions used to value stock option grants are as follows:

	2008	2007	2006
Dividend yield	--%	--%	--%
Expected volatility	52.10%	59.23%	60.80%
Risk free interest rate	3.28%	4.68%	5.04%
Expected lives	5.1 years	5.0 years	4.6 years

The fair value of the restricted stock awards granted in 2006 for 70,000 shares was $463 based on the closing market price of $6.61 on the date of the award. No awards were granted in 2008 or 2007. We recognize the estimated compensation cost of restricted stock awards, defined as the fair value of our common stock on the date of grant, on a straight line basis over the three year vesting period. During 2008 and 2007, 33,334 and 23,334 restricted stock awards vested, respectively. The remaining 13,332 restricted stock awards were unvested as of December 31, 2008. Deferred compensation of $17 as of December 31, 2008 represents the unamortized cost of these unvested restricted stock awards.

Stock-based compensation recorded in 2008, 2007 and 2006 was $194, $245 and $235, respectively, and is included in selling, general and administrative expense in our statements of operations. Future compensation cost on unvested stock-based awards as of December 31, 2008 is estimated to be $17, which will be charged to expense on a straight line basis through March 2009.

10.	INCOME TAXES

Provision (benefit) for income taxes consists of:

	2008	2007	2006
Continuing operations:
Current:
Federal	$(83)	$(230)	$(644)
State	79	3	43
	(4)	(227)	(601)
Deferred:
Federal	1,173	(2,790)	522
State	511	(278)	(183)
Change in valuation allowance	(1,741)	3,074	927
	(57)	6	1,266
Provision (benefit) for income taxes, continuing operations	(61)	(221)	665

Discontinued operations:
Current:
Federal	94	335	253
State	8	63	54
	102	398	307
Deferred:
Federal	48	(6)	40
State	9	--	8
	57	(6)	48
Provision for income taxes, discontinuing operations	159	392	355
Provision for income taxes	$98	$171	$1,020

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

	2008	2007
Balance, beginning of period	$247	$231
Increase as a result of tax positions taken in prior years	8	16
Balance, end of period	$255	$247

We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. In conjunction with the adoption of FIN 48, we recognized $98 for the payment of interest and penalties at January 1, 2007, which is included as a component of the $192 liability for uncertain tax positions. Interest and penalties associated with uncertain tax positions of $8 and $16 was recognized in 2008 and 2007, respectively, and totaled $122 and $114 as of December 31, 2008 and 2007, respectively. To the extent interest and penalties are not assessed in the future with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The total amount of liability for uncertain tax benefits that, if recognized, would affect the effective tax rate was $255 and $247 as of December 31, 2008 and 2007, respectively.

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

Total provision for income tax (benefit) differs from the amount of income tax determined by applying the applicable U.S statutory federal income tax rate to income before taxes as a result of the following differences:

	2008	2007	2006
Income tax provision (benefit) at expected federal income tax rate	$1,207	$(2,922)	$417
State income tax provision (benefit), net of federal tax effect	577	(235)	17
Change in valuation allowance	(1,741)	3,074	927
Non-deductible operating expenses	106	140	117
Expiration of carryforward items	25	85	--
Return to provision adjustments	(72)	(83)	(291)
Change in liability for tax contingencies	--	--	(174)
Other	(4)	112	7
Total	$98	$171	$1,020

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

Our need for a valuation allowance considers a number of factors, including operating performance, downward industry trends in shipments of manufactured housing, future projected shipments, and an uncertainty about future results given the overall economic environment. As a result, we have fully reserved our deferred tax assets. The valuation allowance against deferred tax assets totaling $16,042 as of December 31, 2008 may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowances are otherwise no longer required. The net decrease in the valuation allowance in 2008 relates primarily to the utilization of net operating loss carryforwards.

Deferred tax assets and liabilities are based on the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. Deferred tax assets and liabilities are comprised of the following as of December 31, 2008 and 2007:

	2008	2007
Current differences:
Warranty expense	$3,777	$4,010
Inventory capitalization	941	1,340
Allowance for losses on receivables	300	465
Accrued expenses	2,245	2,454
Repurchase commitments	448	294
	7,711	8,563
Less valuation allowance	7,711	8,563
Totals	$--	$--

	2008	2007
Non-current differences:
Depreciation and basis differential of acquired assets	$753	$1,025
Net operating loss and other carryforwards	7,419	8,037
Goodwill	4	6
Other	155	152
	8,331	9,220
Less valuation allowance	8,331	9,220
Totals	$--	$--

In 2008, we utilized federal net operating loss carryforwards of $587 and state net operating loss carryforwards of $874 to reduce taxes otherwise payable. At December 31, 2008, we had federal and state net operating loss carryforwards of $9,941 and $60,167, respectively. The net operating loss carryforwards will expire as follows:

Years ending December 31,	Federal	State
2009	$--	$105
2010	437	--
2011	--	276
2012	--	273
2013	--	123
2019	--	46
2020	--	14,668
2021	--	4,946
2022	--	8,926
2023	--	9,548
2024	--	3,070
2025	--	103
2026	--	6,346
2027	9,504	11,300
2028	--	437

Net cash paid for (received from) income taxes for the years ended December 31, 2008, 2007, and 2006 was $49, $(857), and $1,454, respectively.

11.	EMPLOYEE BENEFIT PLANS

We have self-funded group medical plans which are administered by third party administrators. The medical plans have reinsurance coverage limiting liability for any individual employee loss to a maximum of $100, with an aggregate limit of losses in any one year based on the number of covered employees. Incurred claims identified under our incident reporting system and incurred but not reported claims are funded or accrued based on estimates that incorporate our past experience, as well as other considerations such as the nature of each claim or incident, relevant trend factors and advice from consulting actuaries. We have established self-insurance trust funds for payment of claims and make deposits to the trust funds in amounts determined by outside consultants. The cost of these plans to us was $2,065, $2,428, and $3,138 for years ended December 31, 2008, 2007, and 2006, respectively.

We sponsor a 401(k) retirement plan covering all employees who meet participation requirements. Employee contributions are limited to a percentage of compensation as defined in the plan. The amount of our matching contribution is discretionary as determined by our Board of Directors. In December 2008, our matching contribution was suspended by our Board of Directors. Our matching contributions totaled $366, $465, and $481 for the years ended December 31, 2008, 2007, and 2006, respectively.

12.	COMMITMENTS AND CONTINGENCIES

Operating Leases

We are obligated under various operating lease agreements with varying monthly payments and expiration dates through December 2011. Total rent expense under operating leases was $310, $466, and $533 for the years ended December 31, 2008, 2007, and 2006, respectively. Future minimum rents payable under operating leases that have initial or remaining noncancelable lease terms in excess of one year at December 31, 2008 are $310, $10, and $4 for the years ending December 31, 2009, 2010, and 2011, respectively.

Contingent Liabilities and Other

a.
Under the repurchase agreements described in Note 1, we were contingently liable at December 31, 2008, to financial institutions providing inventory financing for retailers of our products up to a maximum of approximately $45,000 in the event we must perform under the repurchase commitments. We recorded an estimated liability of $1,141 and $1,131 at December 31, 2008 and December 31, 2007, respectively, related to these commitments. Activity in the reserve for repurchase commitments was as follows:

	2008	2007	2006
Balance, beginning of period	$1,131	$1,513	$1,270
Reduction for payments made on inventory purchases	(220)	(252)	(197)
Recoveries for inventory repurchase	94	51	10
Accrual for guarantees issued during the period	1,128	1,334	2,173
Reduction to pre-existing guarantees due to declining obligations or expired guarantees	(1,353)	(1,607)	(2,045)
Changes to the accrual for pre-existing guarantees for those dealers deemed to be probable of default	361	92	302
Balance, end of period	$1,141	$1,131	$1,513

In conjunction with the review of our critical accounting estimates, we evaluated our historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default. Based on our review of dealers’ circumstances, we recorded a change in accounting estimate that resulted in reductions in revenue in 2008, 2007 and 2006 of $361, $92 and $302, respectively.

b.
Under the insurance plans described in Note 1, we were contingently liable at December 31, 2008 for future retrospective premium adjustments. We recorded an estimated liability of $4,079 at December 31, 2008 and $4,274 at December 31, 2007 related to these contingent claims.

c.
Litigation is subject to uncertainties and we cannot predict the probable outcome or the amount of liability of individual litigation matters with any level of assurance. We are engaged in various legal proceedings that are incidental to and arise in the course of our business. Certain of the cases filed against us and other companies engaged in businesses similar to ours allege, among other things, breach of contract and warranty, product liability, personal injury and fraudulent, deceptive or collusive practices in connection with their businesses. These kinds of suits are typical of suits that have been filed in recent years, and they sometimes seek certification as class actions, the imposition of large amounts of compensatory and punitive damages and trials by jury. Our liability under some of this litigation is covered in whole or in part by insurance. Anticipated legal fees and other losses, in excess of insurance coverage, associated with these lawsuits are accrued at the time such cases are identified or when additional information is available such that losses are probable and reasonably estimable. In our opinion, the ultimate liability, if any, with respect to the proceedings in which we are currently involved is not presently expected to have a material adverse effect on our results of operations, financial position or liquidity. We used the services of a law firm in which a partner is a former director. We paid legal fees to this firm of $237 (2008), $212 (2007), and $292 (2006).

d.
We have provided letters of credit totaling $3,773 as of December 31, 2008 to providers of certain of our surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies.

13.	EQUITY METHOD INVESTEES

Our minority ownership interests in joint ventures are accounted for using the equity method and are included in other assets in the accompanying consolidated balance sheets in the amount of $1,038 (2008) and $1,118 (2007). We recorded equity in earnings of equity-method investees of $96, $971, and $805 for the years ended December 31, 2008, 2007, and 2006, respectively. Cash distributions received from investees accounted for by the equity method were $231, $784, and $622 for the years ended December 31, 2008, 2007 and 2006, respectively. At December 31, 2008, none of our equity method investees were defined as significant. In 2006, our only significant minority ownership interest in an individual joint venture was in WoodPerfect, Ltd. of which we owned a 35.42% interest. We completed the significance tests in 2007 and 2006 using the average income for the previous five-year periods since income from continuing operations was at least 10% lower than the average income for the five year periods (excluding losses).

Effective as of September 30, 2007, we sold our ownership interest in WoodPerfect, Ltd. to a joint venture partner and we acquired that partner’s interest in another of our joint ventures. We received net cash on the sale/swap of these partnership interests of $3,012 and recognized a gain on the sale of $123. Following this transaction, we have one remaining operating equity-method investee, MSR Forest Products, LLC, in which we own 23.26%. Summarized information related to the combined group of equity investees and for WoodPerfect, Ltd., individually, is shown below. The income statement information for WoodPerfect for 2007 is only shown through September 30, 2007.

	2008	2007	2006
Combined group:
Balance sheet:
Current assets	$3,093	$3,742	$12,418
Non-current assets	1,961	2,227	6,479
Current liabilities	397	611	2,030
Non-current liabilities	544	831	2,974
Income Statement:
Net sales	16,204	51,251	75,537
Gross profit	3,930	10,497	11,285
Income from continuing operations	416	3,161	1,259
Net income	416	3,161	1,259

WoodPerfect, Ltd:
Balance sheet:
Current assets	--	--	7,033
Non-current assets	--	--	3,232
Current liabilities	--	--	1,480
Non-current liabilities	--	--	156
Income Statement:
Net sales	--	29,905	47,553
Gross profit	--	4,938	5,954
Income from continuing operations	--	1,576	1,463
Net income	--	1,576	1,463

14.	CONCENTRATION OF CREDIT RISK

We design and produce manufactured homes which are sold to a network of dealers located primarily in the South Central and South Atlantic regions of the United States and under agreements, which may be terminated at any time by either party, with or without cause, after a short notice period. We are not dependent on any single dealer, and the largest independent dealer accounted for approximately 10.1% of sales in 2008, excluding MEMA related sales.

For installment contracts held in the CIS portfolio, CIS requires the borrower to maintain adequate insurance on the home throughout the life of the contract. Contracts are secured by the home, which is subject to repossession by CIS upon default by the borrower.

15.	SUBSEQUENT EVENT

In January 2009, subsequent to year-end, we entered into a stock purchase agreement to sell CIS, our financial services subsidiary. See Note 3, Discontinued Operations.

Our idle facility located in Cordele, Georgia was sold on February 13, 2009. See Note 6, Impairment Charges.

CAVALIER HOMES, INC. AND SUBSIDIARIES
SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(dollars in thousands)

	Balance at Beginning of Year	Additions Charged to Cost and Expenses	Deductions	Balance at End of Year

Allowance for losses on accounts receivable:
Year Ended December 31, 2008	$106	$90	$(34)	$162
Year Ended December 31, 2007	$78	$28	$--	$106
Year Ended December 31, 2006	$56	$22	$--	$78

Deferred tax asset valuation allowance:
Year Ended December 31, 2008	$17,783	$--	$(1,741)	$16,042
Year Ended December 31, 2007	$14,709	$3,074	$--	$17,783
Year Ended December 31, 2006	$13,782	$927	$--	$14,709

Item 9: Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A: Controls And Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of December 31, 2008. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting is included on page 31 of this report.

Changes in Internal Control Over Financial Reporting

There have been no changes in internal controls that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers And Corporate Governance

The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2009, which is incorporated herein by reference.

Item 11: Executive Compensation

The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2009, which is incorporated herein by reference.

Item 12: Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The information required by Item 403 of Regulation S-K will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2009, which is incorporated herein by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2008 regarding compensation plans (including individual compensation arrangements) under which our common stock is authorized for issuance.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	506,923	$4.68	1,855,000
Equity compensation plans not approved by stockholders	17,000	$3.40	--
Total	523,923	$4.64	1,855,000

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

Item 13: Certain Relationships And Related Transactions, And Director Independence

The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2009, which is incorporated herein by reference.

Item 14: Principal Accountants Fees And Services

The information required by this item will be included in our Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2009, which is incorporated herein by reference.

PART IV

Item 15: Exhibits And Financial Statement Schedules

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

Exhibit	Description
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
Twelfth Amendment to Amended and Restated Revolving and Term Loan Agreement, dated as of February 22, 2008, between us and First Commercial Bank (incorporated by reference to Exhibit 10.2(o) to our Annual Report on Form 10-K for the year ended December 31, 2007)

10.2(p)
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
Amendment to Real Estate Term Note, effective as of September 30, 2008, between us and First Commercial Bank (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 27, 2008)

10.2(u)
Revolving Note, under the Amended and Restated Revolving and Term Loan Agreement, dated as of December 6, 2005, between us and First Commercial Bank (incorporated by reference to Exhibit 10(y) to our Annual Report on Form 10-K for the year ended December 31, 2005)

Exhibit	Description
10.3*	Cavalier Homes, Inc. 1996 Key Employee Stock Incentive Plan (incorporated by reference to an Appendix to our definitive Proxy Statement for the Annual Meeting of Stockholders held May 15, 1996)
10.3(a)*	Amendment to Cavalier Homes, Inc. 1996 Key Employee Stock Incentive Plan (incorporated by reference to Exhibit 10(i) to our Quarterly Report on Form 10-Q for the quarter ended March 28, 1997)
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

CAVALIER HOMES, INC.
(Registrant)

Date: February 19, 2009	/s/ BOBBY TESNEY
Bobby Tesney
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BOBBY TESNEY	Director, President and Chief Executive Officer	February 19, 2009
Bobby Tesney

/s/ MICHAEL R. MURPHY	Chief Financial Officer and Principal Accounting Officer	February 19, 2009
Michael R. Murphy

/s/ BARRY DONNELL	Chairman of the Board and Director	February 19, 2009
Barry Donnell

/s/ THOMAS A. BROUGHTON, III	Director	February 19, 2009
Thomas A. Broughton, III

/s/ LEE ROY JORDAN	Director	February 19, 2009
Lee Roy Jordan

/s/ J. DON WILLIAMS	Director	February 19, 2009
J. Don Williams

INDEX

Exhibit Number	Description

21	Subsidiaries of the Registrant

23	Consent of Independent Registered Public Accounting Firm – Carr, Riggs & Ingram, LLC

31.1	Certification of principal executive officer pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e).
31.2	Certification of principal financial officer pursuant to Exchange Act Rule 13a-15(e) or 15d-15(e).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.