Form 10-Q
period 2009-03-28
CAVALIER HOMES INC
filed 2009-04-24
CIK 789863

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2009
Common Stock, $0.10 Par Value	17,598,380 Shares

INDEX

INDEX
CAVALIER HOMES, INC.
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Quarter Ended
	March 28, 2009	March 29, 2008
Revenue	$19,254	$48,681
Cost of sales	15,148	41,216
Gross profit	4,106	7,465
Selling, general and administrative expenses	5,499	7,549
Gain on sale of property, plant and equipment	(1,259)	--
Operating loss	(134)	(84)
Other income (expense):
Interest expense	(72)	(128)
Other, net	50	147
	(22)	19
Loss from continuing operations before income taxes and equity in earnings (losses) of equity-method investees	(156)	(65)
Income tax benefit	(156)	(46)
Equity in earnings (losses) of equity-method investees	(17)	45
Income (loss) from continuing operations	(17)	26
Income from discontinued operations including gain on sale of $675 (2009), net of income tax provision of $146 (2009) and $57 (2008)	158	92
Net income	$141	$118

Income (loss) per share, basic and diluted:
From continuing operations	$(0.00)	$0.00
From discontinued operations	0.01	0.01
	$0.01	$0.01

Weighted average shares outstanding:
Basic	17,598	18,387
Diluted	17,598	18,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	March 28, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$27,223	$31,198
Accounts receivable, less allowance for losses of $150 (2009) and $162 (2008)	5,390	2,946
Installment contracts receivable held for resale (discontinued operations)	--	1,311
Inventories	14,546	15,353
Other current assets	2,120	839
Property held for sale	--	1,537
Total current assets	49,279	53,184
Property, plant and equipment, net	23,801	24,158
Installment contracts receivable, less allowance for credit losses of $584 (2009) and $604 (2008)	1,588	1,528
Other assets	1,801	1,925
Total assets	$76,469	$80,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$552	$707
Note payable under retail floor plan agreement	--	253
Accounts payable	2,782	2,663
Amounts payable under dealer incentives	2,120	2,778
Estimated warranties	9,000	10,100
Accrued insurance	4,408	4,348
Accrued compensation and related withholdings	1,448	2,487
Reserve for repurchase commitments	990	1,141
Other accrued expenses	2,157	2,508
Total current liabilities	23,457	26,985
Long-term debt, less current portion	10	959
Other long-term liabilities	245	255
Total liabilities	23,712	28,199
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A Junior Participating Preferred stock, $0.01 par value; 200,000 shares authorized, none issued	--	--
Preferred stock, $0.01 par value; 300,000 shares authorized, none issued	--	--
Common stock, $0.10 par value; 50,000,000 shares authorized; 19,412,880 shares issued; 17,598,380 shares outstanding	1,941	1,941
Additional paid-in capital	59,155	59,152
Deferred compensation	--	(17)
Accumulated deficit	(3,626)	(3,767)
Treasury stock, at cost; 1,814,500 shares	(4,713)	(4,713)
Total stockholders’ equity	52,757	52,596
Total liabilities and stockholders’ equity	$76,469	$80,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Year-to-Date Ended
	March 28, 2009	March 29, 2008
Operating activities:
Net income	$141	$118
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	475	543
Stock-based compensation	20	45
Provision for credit and accounts receivable losses	279	171
Gain on sale of property, plant and equipment	(1,259)	--
Gain on sale of discontinued operations	(675)	--
Other, net	17	(45)
Installment contracts purchased for resale	(2,182)	(8,923)
Sale of installment contracts purchased for resale	853	8,911
Principal collected on installment contracts purchased for resale	--	11
Changes in assets and liabilities:
Accounts receivable, net	(2,453)	(8,640)
Inventories	807	1,010
Accounts payable	189	1,578
Amounts payable under dealer incentives	(658)	(616)
Accrued compensation and related withholdings	(1,032)	(153)
Other assets and liabilities	(1,290)	860
Net cash used in operating activities	(6,768)	(5,130)
Investing activities:
Proceeds from dispositions of property, plant and equipment	2,797	--
Proceeds from sale of discontinued operations, net of cash sold	694	--
Capital expenditures	(168)	(41)
Notes and installment contracts purchased for investment	(375)	(80)
Sale of installment contracts purchased for investment	--	2,320
Principal collected on notes, Amount Due, and installment contracts purchased for investment	1,086	25
Other investing activities	116	223
Net cash provided by investing activities	4,150	2,447
Financing activities:
Net borrowings (repayments) on note payable under retail floor plan agreement	(253)	12
Payments on long-term debt	(1,104)	(161)
Net cash used in financing activities	(1,357)	(149)
Net decrease in cash and cash equivalents	(3,975)	(2,832)
Cash and cash equivalents at beginning of period	31,198	22,043
Cash and cash equivalents at end of period	$27,223	$19,211

Supplemental disclosures:
Cash paid for (received from):
Interest	$52	$63
Income taxes	$11	$(16)
Non-cash investing and financing activities:
Amount Due on sale of discontinued operations (see Note 3)	$2,250	$--
Property, plant and equipment acquired through capital lease transaction	$--	$29

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

CAVALIER HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited – dollars in thousands except per share amounts)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly our financial position as of March 28, 2009, and the results of operations for the quarters ended March 28, 2009 and March 29, 2008, and the results of our cash flows for the year-to-date periods ended March 28, 2009 and March 29, 2008. All such adjustments are of a normal, recurring nature.

The results of operations for the quarter ended March 28, 2009 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.

For a description of our significant accounting policies used in the preparation of our consolidated financial statements, see Note 1 of Notes to Consolidated Financial Statements in our 2008 Annual Report on Form 10-K.

We report two net income (loss) per share numbers, basic and diluted, which are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted), as detailed below (shares shown in thousands):

	Quarter Ended
	March 28, 2009	March 29, 2008
Income (loss) from continuing operations	$(17)	$26
Income from discontinued operations	158	92
Net income	$141	$118
Weighted average shares outstanding:
Basic	17,598	18,387
Effect of potential common stock from the exercise of stock options	--	19
Diluted	17,598	18,406
Income (loss) per share, basic and diluted:
From continuing operations	$(0.00)	$0.00
From discontinued operations	0.01	0.01
	$0.01	$0.01
Weighted average option shares excluded from computation of diluted income (loss) per share because their effect is anti-dilutive	482	634

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

3.	DISCONTINUED OPERATIONS

On February 27, 2009, we completed the sale of our financial services subsidiary, CIS Financial Services, Inc. (“CIS”) to Triad Financial Services, Inc. (“Triad”) and recorded a gain of $675. The purchase price was $765 in cash, paid at closing,

INDEX

plus a total of $2,250 (“Amount Due”) for the principal balance of installment contracts held for resale, which will be paid to us as collected by the purchaser within 180 days of the closing date. The Amount Due bears interest at 6% on the average outstanding balance. We received payments from Triad on the Amount Due of $1,000 in the quarter ended March 28, 2009. Prior to the sale, we transferred certain net assets of CIS that we retained, primarily cash and installment contracts held for investment, into a newly formed wholly-owned subsidiary.

Summary operating results of discontinued operations for the quarters ended March 28, 2009 and March 29, 2008:

	Quarter Ended
	March 28, 2009	March 29, 2008
Revenue	$243	$835
Income (loss) from discontinued operations before income taxes	(371)	149

4.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at March 28, 2009 and December 31, 2008 were as follows:

	March 28, 2009	December 31, 2008
Raw materials	$10,153	$11,469
Work-in-process	807	942
Finished goods	3,586	2,942
Total inventories	$14,546	$15,353

5.	LONG-LIVED ASSETS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as “held for sale” if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. We had idle assets of $4,296 and $5,906 at March 28, 2009 and December 31, 2008, respectively, recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities, which we are attempting to sell. In February 2009, we sold an idle facility in Cordele, Georgia, recognized a gain on the sale of $1,259, and received net cash of $2,797 after deducting closing costs. In August 2008, we sold an idle building in Addison, Alabama, recognized a gain of $30, and received $20 in cash and a $392 note from the purchaser payable over 10 years. Management does not have evidence at the balance sheet date that it is probable that any other sales of idle assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as “held and used” and depreciation has continued on these assets.

6.	INCOME TAXES

We recorded an income tax benefit from continuing operations of $156 in the quarter ended March 28, 2009 that includes an $11 reduction for uncertain tax positions taken in prior years and $1 of interest related to uncertain tax positions, net of a tax provision of $146 allocated to discontinued operations. The income tax benefit from continuing operations of $46 in the quarter ended March 29, 2008 is $2 of interest related to uncertain tax positions, net of a tax provision of $57 allocated to discontinued operations.

Since December 31, 2006, we have maintained a valuation allowance to fully reserve our deferred tax assets due to a number of factors, including among others, operating losses and uncertainty of future operating results. We did not record a federal income tax benefit in the quarters ended March 28, 2009 and March 29, 2008 because management believes it is not appropriate to record income tax benefits in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes. As of March 28, 2009, our valuation allowance against deferred tax assets totaled approximately $16,000. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

INDEX

We recognize potential accrued interest and penalties related to uncertain tax positions in income tax expense. To the extent interest and penalties are not assessed in the future with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

We file consolidated and separate income tax returns in the U.S. federal jurisdiction and in various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state or local income tax examinations by tax authorities in our major tax jurisdictions for years before 2005.

7.	ESTIMATED WARRANTIES

We provide retail home buyers a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We have provided a liability of $9,000 and $10,100 at March 28, 2009 and December 31, 2008, respectively, for estimated future warranty costs relating to homes sold, based upon management’s assessment of historical experience factors and current trends, which have been consistently applied. Activity in the liability for estimated warranties was as follows:

	Quarter Ended
	March 28, 2009	March 29, 2008
Balance, beginning of period	$10,100	$11,720
Provision for warranties issued in the current period	1,378	3,128
Adjustments for warranties issued in prior periods	(895)	69
Payments	(1,583)	(3,133)
Balance, end of period	$9,000	$11,784

We evaluate actual warranty costs on a quarterly basis in conjunction with the review of our liability for estimated warranties. Based on these evaluations, we recorded changes in the accounting estimates in the quarters ended March 28, 2009 and March 29, 2008 totaling $895 and $69, respectively, which decreased the warranty provision in 2009 and increased the warranty provision in 2008.

8.	CREDIT ARRANGEMENTS

We had a credit agreement with our primary lender (the “Credit Facility”), which was amended from time to time with a maturity date in April 2009. After evaluating the renewal terms offered, we decided not to renew the Credit Facility due to the cost of the renewal, collateral requirements, and the fact that we had only borrowed under the revolving line of credit portion of the Credit Facility on two instances during the last five years to fund material purchases related to contracts with governmental agencies to deliver homes for disaster relief. The lender has agreed to keep the real estate term loan portion of the Credit Facility in place, and we entered into a security agreement with the lender related to outstanding letters of credit. Under this security agreement, we transferred $3,773 of cash in April 2009 to a restricted cash account that is pledged as collateral for outstanding letters of credit.

The Credit Facility was comprised of (i) a revolving line of credit that provided for borrowings (including letters of credit) up to $17,500 and (ii) a real estate term loan, which are cross-secured and cross-defaulted. No amounts were outstanding under the revolving line of credit as of March 28, 2009 or December 31, 2008.

The amount available under the revolving line of credit was equal to the lesser of (i) $17,500 or (ii) an amount based on defined percentages of accounts and notes receivable and inventories reduced by the sum of $2,500 and any outstanding letters of credits. At March 28, 2009, $4,541 was available under the revolving line of credit after deducting letters of credit of $3,773.

The applicable interest rate under the revolving line of credit was based on certain levels of tangible net worth as noted in the following table. Tangible net worth at March 28, 2009 was $52,757.

Tangible Net Worth	Interest Rate
above $62,000	Prime less 0.50%
$62,000 – $56,500	Prime
$56,500 – $38,000	Prime plus 0.75%
below $38,000	Prime plus 1.25%

INDEX

The bank’s prime rate was 3.25% at March 28, 2009 and December 31, 2008.

The real estate term loan agreement contained in the Credit Facility provided for an initial borrowing of $10,000, of which $41 and $490 was outstanding on March 28, 2009 and December 31, 2008, respectively. Interest on the term note is fixed for a period of five years from September 2008 at 7.0% and may be adjusted in September 2013.

The Credit Facility contained certain restrictive and financial covenants which, among other things, limited our ability without the lender’s consent to (i) make dividend payments and purchase treasury stock in an aggregate amount which exceeded 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceeded in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceeded in the aggregate $1,000, excluding floor plan notes payable which could not exceed $3,000 and (iv) make annual capital expenditures in excess of $5,000. In addition, the Credit Facility contained certain financial covenants requiring us (i) to maintain on a consolidated basis certain defined levels of liabilities to tangible net worth ratio (not to exceed 1.5 to 1), (ii) to maintain a current ratio, as defined, of at least 1.1 to 1, (iii) maintain minimum cash and cash equivalents of $5,000, (iv) achieve an annual cash flow to debt service ratio of not less than 1.35 to 1 for the year ended December 31, 2008, and (v) achieve an annual minimum profitability of $100. The Credit Facility also required CIS to comply with certain specified restrictions and financial covenants. At March 28, 2009, we were in compliance with our debt covenants.

We had amounts outstanding under Industrial Development Revenue Bond issues (“Bonds”) totaling $500 and $1,155 at March 28, 2009 and December 31, 2008, respectively. One bond issue bearing interest at 5.25% was repaid in February 2009 in connection with the sale of our Cordele, Georgia facility. The second bond issue with annual installments payable through 2013 provides for monthly interest payable at a variable rate as determined by a remarketing agent. Due to turmoil in the credit markets, the remarketing agent was unable to market this bond at the end of March. Therefore, in accordance with the underlying credit agreement, the bonds have been called and the amount outstanding of $500 is currently due in June 2009. The long-term portion of this bond totaling $385 was re-classified as a current liability in our condensed consolidated balance sheet as of March 28, 2009 and the interest rate on this debt increased to prime. In April 2009, we repaid the outstanding balance of these bonds. The real estate term loan and the Bonds are collateralized by substantially all of our plant facilities and equipment.

We had $0 and $253 of notes payable under a retail floor plan agreement at March 28, 2009 and December 31, 2008, respectively. The notes are collateralized by certain retail new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home. At March 28, 2009 and December 31, 2008, respectively, $21 was outstanding under a capital lease obligation.

At March 28, 2009 and December 31, 2008, the estimated fair value of outstanding borrowings other than notes payable under a retail floor plan agreement was $562 and $1,672, respectively. These estimates were determined using rates we believe we could have obtained on similar borrowings at such times.

9.	COMMITMENTS AND CONTINGENCIES

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price we are obligated to pay generally declines over the period of the agreement (generally 9 – 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. We applied FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 and SFAS No. 5, Accounting for Contingencies to account for our liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), we record the greater of the estimated value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, we evaluate the likelihood that we will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, we evaluate the probability of default for the group of dealers who are identified at an elevated risk of default and apply a probability of default to the group based on historical default rates. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is

INDEX

eliminated once the dealer sells the home. Under the repurchase agreements, we were contingently liable at March 28, 2009, to financial institutions providing inventory financing for retailers of our products up to a maximum of approximately $40,000 in the event we must perform under the repurchase commitments. During the quarter ended March 28, 2009, we repurchased 37 homes due to dealer failures at a net cost of $457 compared to no homes repurchased in the quarter ended March 29, 2008. In 2008, we repurchased a total of 27 homes. We recorded an estimated liability of $990 at March 28, 2009 and $1,141 at December 31, 2008 related to these commitments. Activity in the reserve for repurchase commitments was as follows:

	Quarter Ended
	March 28, 2009	March 29, 2008
Balance, beginning of period	$1,141	$1,131
Reduction for payments made on inventory purchases	(457)	--
Recoveries for inventory repurchases	--	4
Accrual for guarantees issued during the period	122	308
Reduction to pre-existing guarantees due to declining obligations or expired guarantees	(194)	(317)
Changes to the accrual for pre-existing guarantees for those dealers deemed to be probable of default	378	33
Balance, end of period	$990	$1,159

In conjunction with the quarterly review of our critical accounting estimates, we evaluate our historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default.

Our workers’ compensation, product liability and general liability insurance is provided by fully-insured, large deductible policies. The current deductibles under these programs are $250 for workers’ compensation and $100 for product liability and general liability. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We recorded an estimated liability of $3,971 at March 28, 2009 and $4,079 at December 31, 2008 related to these contingent claims.

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

We provided letters of credit totaling $3,773 as of March 28, 2009. These letters of credit are to providers of surety bonds ($2,157) and insurance policies ($1,616). While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We recorded insurance expense based on anticipated losses related to these policies.

10.	EQUITY-METHOD INVESTEES

Our minority ownership interests in joint ventures are accounted for using the equity method and are included in other assets in the condensed consolidated balance sheets in the amount of $905 and $1,038. We recorded equity in earnings (losses) of equity-method investees of $(17) and $45 for the quarters ended March 28, 2009 and March 29, 2008, respectively. Cash distributions received from investees accounted for by the equity method were $116 and $223 for the quarters ended March 28, 2009 and March 29, 2008, respectively. In the first quarter of 2009, none of our equity-method investees were defined as significant.

INDEX

11.           STOCK-BASED COMPENSATION

Stock Incentive Plans

At March 28, 2009, our stock incentive plans included the following:

a.
The 2005 Incentive Compensation Plan (the “2005 Plan”) provides for both incentive stock options and non-qualified stock options to key employees. The 2005 Plan also provides for stock appreciation rights and awards of both restricted stock and performance shares. Awards are granted at prices and terms determined by the compensation committee of the Board of Directors. The term for awards granted under the 2005 Plan cannot exceed ten years from the date of grant. Upon adoption of the 2005 Plan, our 1996 Key Employee Stock Incentive Plan (the “1996 Plan”) was terminated. However, the termination of the 1996 Plan did not affect any options which were outstanding and unexercised under that Plan. A total of 1,500,000 shares of common stock are authorized for issuance under the 2005 Plan. As of March 28, 2009, shares authorized for grant and available to be granted under the 2005 Plan totaled 1,430,000 shares.

b.
The 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”) provides for the issuance of up to 500,000 shares of our common stock, which is reserved for grant to non-employee directors. Options are granted upon the director’s initial election and automatically on an annual basis thereafter at fair market value on the date of such grant. Stock option grants become exercisable at a rate of 1/12th of the shares subject to the stock option on each monthly anniversary of the date of grant. Except in the case of death, disability, or retirement, options granted under the 2005 Directors Plan expire ten years from the date of grant. Upon adoption of the 2005 Directors Plan, the 1993 Non-employee Director Plan (the “1993 Plan”) was terminated. However, the termination of the 1993 Plan did not affect any options which were outstanding and unexercised under that Plan. As of March 28, 2009, shares available to be granted under the 2005 Directors Plan totaled 390,000 shares.

The following table sets forth the summary of activity under our stock incentive plans for the quarter ended March 28, 2009:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	1,855,000	523,923	$4.64
Granted	(35,000)	35,000	1.23
Cancelled	88,350	(88,350)	9.87
Expired	(88,350)	--	--
Balance at March 28, 2009	1,820,000	470,573	$3.40

Options exercisable at March 28, 2009		440,153	$3.55

The weighted average fair values of options granted during the quarters ended March 28, 2009 and March 29, 2008 were $0.67 and $0.94, respectively. No options were exercised during the quarters ended March 28, 2009 and March 29, 2008. The aggregate intrinsic value of options outstanding and options exercisable as of March 29, 2008 was $10 and $2, respectively.

Stock-based Compensation

We use the Black-Scholes option pricing model to determine the fair value of stock option shares granted. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as other assumptions, including our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends. We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by using the historical volatility in our common stock over a period similar to the expected term on the options. We base the risk-free interest rate that we use in the option valuation model on U.S. Treasury zero-coupon issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. Based on historical data, we assumed zero forfeitures in our 2009 calculation of stock-based compensation expense. All stock-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

INDEX

The assumptions used to value stock option grants are as follows:

	March 28, 2009	March 29, 2008
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	63.82%	52.10%
Risk free interest rate	1.72%	3.28%
Expected life (years)	5.10	5.10

No restricted stock awards have been granted since March 2006. We recognize the estimated compensation cost of restricted stock awards, defined as the fair value of our common stock on the date of grant, on a straight line basis over the three year vesting period. During the quarters ended March 28, 2009 and March 29, 2008, 13,332 and 23,334 restricted stock awards vested in each quarter, respectively. No restricted stock awards were unvested as of March 28, 2009.

Stock-based compensation in the quarters ended March 28, 2009 and March 29, 2008 totaled $20 and $45, respectively. We charge stock-based compensation to selling, general and administrative expense in our condensed consolidated statement of operations. Future compensation cost on unvested stock-based awards as of March 28, 2009 is estimated to be $20, which will be charged to expense through December 2009.

INDEX

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations (dollars in thousands)

Overview

Cavalier Homes, Inc. and its subsidiaries produce and sell manufactured housing. Unless otherwise indicated by the context, references to the terms “we,” “us,” “our,” “Company,” or “Cavalier” include Cavalier Homes, Inc., its subsidiaries, divisions of these subsidiaries and their respective predecessors, if any. The manufactured housing industry is cyclical and seasonal and is influenced by many of the same economic and demographic factors that affect the housing market as a whole. The crises in the credit markets and overall economic conditions have created a very challenging environment in the manufactured housing industry.

Two transactions were completed during the first quarter this year that impacted our earnings, which are as follows:

•	In February 2009, we sold an idle facility in Cordele, Georgia, recognized a gain on the sale of $1,259, and received net cash of $2,797after deducting closing costs.
•
In February 2009, we completed the sale of our financial services subsidiary and recorded a gain of $675. The total purchase price of $3,015 consists of the following: $765 paid at closing plus an Amount Due of $2,250, which will be paid to us within 180 days of the closing date. The Amount Due bears interest at 6% on the average outstanding balance. We received a payment of $1,000 on the Amount Due in the quarter ended March 28, 2009 and received additional payments after the end of the quarter through April 15, 2009 totaling $1,030.

In 2009, we expect to use some of our cash to provide financing under various floor plan programs, including a program of one of the national floor plan lenders that requires manufacturers to advance funds to that lender in consideration for that lender providing financing to dealers to purchase our products.

Industry/Company Shipments and Market Share

Based on the latest data available from MHI, wholesale floor shipments of HUD-Code homes declined 48% in the first two months of 2009 compared to the first two months of 2008. The following table shows the decline in floor shipments over the last three years and information with respect to Cavalier during those years.

	Floor Shipments
	Nationwide					Cavalier’s Core 11 States
Year	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share
2006	206,822	(16.2)%	8,261	(22.4)%	4.0%	86,748	(17.8)%	7,774	(21.5)%	9.0%
2007	163,761	(20.8)%	7,378	(10.7)%	4.5%	69,115	(20.3)%	6,568	(15.5)%	9.5%
2008	135,338	(17.4)%	6,076	(17.6)%	4.5%	58,145	(15.9)%	5,789	(11.9)%	10.0%
Two months ended 2/28/09	11,790		525		4.5%	5,667		499		8.8%

During 2008, our floor shipments decreased 17.6% as compared to 2007, while industry wide shipments decreased 17.4%, with our market share in 2008 remaining 4.5%. In our core states, our market share in 2008 increased to 10.0% from 9.5% in 2007 due to our participation in the MEMA Alternative Housing Pilot Program. For the two months ended February 28, 2009, our total market share remained 4.5%, but our market share in our core 11 states decreased to 8.8% due in part to the completion of our contract with MEMA in mid-2008.

A major factor that impacts the manufactured housing industry is the availability of credit and the tightening/relaxation of credit standards. In late 2008, the three major national floor plan lenders announced plans to discontinue or modify their programs, which negatively impacted the amount of funds available to dealers in the manufactured housing industry during the first quarter of 2009 and contributed to the 48% decrease in HUD-Code wholesale floor shipments in the first two months of 2009 as noted above.

Capacity and Overhead Cost

Our plants operated at capacities ranging from 21% to 38% in the quarter ended March 28, 2009. We continue to monitor the relationship between demand and capacity and may take additional steps to adjust our capacity or enhance our operations based on our views of the industry and its general direction.

INDEX

Outlook

As we noted in 2008, we will continue to focus on operating activities to improve manufacturing efficiencies, increase gross margins, reduce costs overall, and improve liquidity. We believe general economic issues, unemployment, and the current credit and financial market crisis, continue to indicate weakness in the manufactured housing market. Further deterioration in overall economic conditions that affect consumer purchases, availability of adequate financing sources, increases in repossessions or dealer failures and increases in material prices could affect our results of operations.

Results of Operations

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Quarter Ended
Statement of Operations Data:	March 28, 2009		March 29, 2008		Differences
Revenue	$19,254	100.0%	$48,681	100.0%	$(29,427)	(60.4)%
Cost of sales	15,148	78.7	41,216	84.7	(26,068)	(63.2)
Gross profit	4,106	21.3	7,465	15.3	(3,359)	(45.0)
Selling, general and administrative	5,499	28.6	7,549	--	(2,050)	(27.2)
Gain on sale of property, plant and equipment	(1,259)	(6.6)	--	15.4	(1,259)	n/m
Operating loss	(134)	(0.7)	(84)	(0.1)	(50)	(59.5)
Other income (expense):
Interest expense	(72)	(0.4)	(128)	(0.3)	56	(43.8)
Other, net	50	0.3	147	0.4	(97)	(66.0)
	(22)	(0.1)	19	0.1	(41)	n/m
Loss before income taxes and equity in earnings (losses) of equity-method investees	(156)	(0.8)	(65)	(0.0)	(91)	n/m
Income tax benefit	(156)	(0.8)	(46)	(0.1)	(110)	n/m
Equity in earnings (losses) of equity-method investees	(17)	(0.1)	45	0.1	(62)	n/m
Income (loss) from continuing operations	(17)	(0.1)	26	0.0	(43)	n/m
Income from discontinued operations including gain on sale of $675, net of income taxes	158	0.8	92	0.2	66	71.7
Net income	$141	0.7%	$118	0.2%	$23	19.5%

	Quarter Ended
Operating Data:	March 28, 2009		March 29, 2008
Home manufacturing:
Floor shipments:
HUD-Code	777	96.5%	1,745	95.8%
Modular	28	3.5	77	4.2
Total floor shipments	805	100.0%	1,822	100.0%
Home shipments:
Single-section	143	30.2%	495	42.8%
Multi-section	330	69.8	662	57.2
Wholesale home shipments	473	100.0	1,157	100.0
Shipments to company-owned retail locations	(1)	(0.2)	(3)	(0.3)
MEMA shipments	--	--	(170)	(14.7)
Shipments to independent retailers	472	99.8	984	85.0
Retail home shipments	3	0.6	5	0.4
Shipments other than to MEMA	475	100.4%	989	85.4%
Other operating data:
Capital expenditures	$168		$70
Home manufacturing facilities (operating)	5		5
Independent exclusive dealer locations	48		62

Revenue

Revenue for the first quarter of 2009 totaled $19,254, decreasing $29,427 or 60.4%, from 2008’s first quarter revenue of $48,681. Wholesale home shipments decreased 59.1%, with floor shipments decreasing by 55.8%. The decrease in

INDEX

manufactured home revenue and shipments is generally consistent with the decline in overall industry shipments in the first two months of the year, excluding the 170 MEMA units shipped in the first quarter of 2008 for approximately $8,070. Multi-section home shipments, as a percentage of total shipments, were 69.8% in the first quarter of 2009 as compared to 57.2% in 2008. Single-section homes, as a percentage of total shipments, decreased to 30.1% in the first quarter of 2009 from 42.8% in the same quarter of 2008. The primary cause of the decrease in single-section shipments in the first quarter 2009 was due to single-section units shipped to MEMA in the first quarter last year. Of the non-MEMA shipments, 56% in 2009 and 55% in 2008 were to exclusive dealers. The number of independent dealers participating in our exclusive dealer program declined from 62 at March 29, 2008 to 48 at March 28, 2009. This reduction in our exclusive dealer program is due to a shift by some of these dealers to other dealer agreements that we offer, but also due to dealer locations that have closed. Total home shipments (wholesale and retail) for the first quarter of 2009 were 475 versus 1,159 in 2008. Inventory of our product at all retail locations, including the Company-owned retail center, decreased to approximately $63,000 at March 28, 2009 from $83,200 at March 29, 2008.

Gross Profit

Gross profit was $4,106, or 21.3% of total revenue, for the first quarter of 2009, a decrease from $7,465, or 15.3%, in 2008. The decrease in gross profit is attributable to the decline in unit volume. The improvement in gross margin is a result of a number of factors, including (i) the impact of adjustments to certain accruals and reserves as described below, (ii) increases in unit sales prices during the last year, and (iii) improvements in manufacturing efficiencies, offset by the negative impact of the volume decrease. Our average wholesale sales price per unit (including MEMA) in the first quarter of 2009 decreased to approximately $39,700 from $41,000 in the first quarter of 2008 as a result of product sales mix. Excluding MEMA home shipments, our average wholesale sales price per unit was $39,900 in the first quarter of 2008. We adjusted accruals as a result of the sale of the Cordele, Georgia facility, which increased gross profit by $250. We reduced overhead costs associated with the service group as part of our cost reduction plans. This reduction resulted in an adjustment to the warranty reserve in the first quarter of 2009, which increased gross profit by $895. During the quarter ended March 28, 2009, we repurchased 37 homes under our dealer repurchase agreements due to dealer failures compared to no homes repurchased in the quarter ended March 29, 2008, which reduced gross profit between the two periods by $345. Gross margin in the first quarter of 2009, excluding these three items, was 16.9%.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) during the first quarter of 2009 were $5,499 or 28.6 % of revenue, compared to $7,549 or 15.5 % in 2008, a decrease of $2,050, as a result of our focus to reduce costs. Lower SG&A was primarily due to (i) an overall decrease in salaries, wages, and employee benefits of $1,387 as a result of lower headcount and reduced sales commissions, (ii) lower levels of advertising and promotions of $263, and (iii) a total of $400 for all other administrative expenses.

Gain on Sale of Property, Plant and Equipment

In February 2009, we completed the sale of our idled facility in Cordele, Georgia, and recorded a gain of $1,259.

Other Income (Expense)

Interest expense for the quarter was $72 compared to $128 in the first quarter of 2008. This decrease is primarily due to the decrease in outstanding debt between the two periods from scheduled and additional payments in 2008 and the first quarter of 2009.

Other, net is comprised primarily of interest income and decreased $97 to $50 for the first quarter of 2009 from $147 for the same period in 2008 due to the decrease in interest rates.

Income Tax Provision

We recorded an income tax benefit from continuing operations of $156 in the quarter ended March 28, 2009 that includes an $11 reduction for uncertain tax positions taken in prior years and $1 of interest related to uncertain tax positions, net of a tax provision of $146 allocated to discontinued operations. The income tax benefit from continuing operations of $46 in the quarter ended March 29, 2008 is $2 of interest related to uncertain tax positions, net of a tax provision of $57 allocated to discontinued operations.

INDEX

Since December 31, 2006, we have maintained a valuation allowance to fully reserve our deferred tax assets due to a number of factors, including among others, operating losses and uncertainty of future operating results. We did not record a federal income tax benefit in the quarters ended March 28, 2009 and March 29, 2008 because management believes it is not appropriate to record income tax benefits in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes. As of March 28, 2009, our valuation allowance against deferred tax assets totaled approximately $16,000. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

Income from Discontinued Operations including Gain on Sale of $675, Net of Income Taxes

On February 27, 2009, we completed the sale of our financial services subsidiary, CIS Financial Services, Inc. (“CIS”) to Triad Financial Services, Inc. (“Triad”) and recorded a gain of $675. The purchase price was $765 in cash, paid at closing, plus a total of $2,250 (“Amount Due”) for the principal balance of installment contracts held for resale, which will be paid to us as collected by the purchaser within 180 days of the closing date. The Amount Due bears interest at 6% on the average outstanding balance. We received payments from Triad on the Amount Due of $1,000 in the quarter ended March 28, 2009. Revenues from CIS totaled $243 and $835 for the first quarters of 2009 and 2008, respectively, and income (loss) from discontinued operations before provision for income taxes was $(371) and $149 for the first quarter of 2009 and 2008, respectively. The provision for income taxes allocated to discontinued operations totaled $146 and $57, respectively. For the quarter ended March 28, 2009, we purchased contracts of $2,182 and sold installment contracts totaling $853. For the quarter ended March 29, 2008, we purchased contracts of $8,923 and sold installment contracts totaling $8,911.

Net Income

Net income for the first quarter of 2009 was $141 or $0.01 per diluted share compared to $118 or $0.01 per diluted share in the same period last year. The changes between these two periods are due to the items discussed above.

Liquidity and Capital Resources

	Balances as of
	March 28, 2009	December 31, 2008
Cash, cash equivalents, and certificates of deposit	$27,223	$31,198
Working capital	$25,822	$24,662
Current ratio	2.1 to 1	1.9 to 1
Long-term debt:
Current	$552	$707
Long-term	10	959
Total	$562	$1,666
Installment loan portfolio	$2,245	$3,543

Quarter Ended March 28, 2009

Cash decreased $3,975 from $31,198 at December 31, 2008 to $27,223 at March 28, 2009. Our cash and cash equivalents in the first quarter of each year generally decrease from the beginning of the year cash balances due to a number of factors: (i) the closing of our facilities at the end of December for plant-wide vacations and holidays, which results in lower average levels of inventories and accounts receivable and higher levels of cash at December 31st, (ii) a return to normal operating levels of inventory and accounts receivable at the end of the first quarter due to production through March month-end, and (iii) lower shipments in the first quarter of each year in comparison to other quarters due to the weather and buying patterns of retail customers.

Operating activities used net cash of $6,768 primarily as a result of the following:

(a)	an increase in accounts receivable of $2,453 due to the seasonal increase in receivables from the traditional low point in December,

INDEX

(b)
a total of $1,019, which represents a calculated net loss for the quarter that excludes certain non-cash items, including depreciation, stock-based compensation, provision for credit and accounts receivable losses, gain on sale of property, plant and equipment and gain on sale of discontinued operations,

(c)	a decrease in amounts payable under dealer incentive programs of $658,
(d)	the net purchase of installment contracts for resale of $1,329, and
(e)	a decrease in accrued compensation and related withholdings of $1,032 due to the payment in 2009 of incentive compensation earned and accrued in 2008.

Investing activities provided cash in the first quarter of 2009 of $4,150, primarily the proceeds from the sale of the idle facility in Cordele, Georgia of $2,797, proceeds from the sale of discontinued operations of $694, and collections on notes and Amount Due totaling $1,086. Our capital expenditures totaled $168 during the first quarter of 2009 for normal property, plant and equipment additions and replacements. In the first quarter of 2009, we loaned $340 to a national lender under its modified dealer floor plan lending program, which provides that we advance to it two-thirds of the invoice amount for homes floored with this lender. We expect to use up to $5,000 for loans to this lender under this program to provide floor plan resources to certain dealers impacted by the modification or termination of programs offered by the national floor plan lenders.

The decrease in long-term debt for the first quarter of 2009 was due to scheduled and additional principal payments totaling $1,104. Net payments on our retail floor plan agreement totaled $253 in the first quarter of 2009.

Quarter Ended March 29, 2008

Cash decreased $2,832 from $22,043 at December 31, 2007 to $19,211 at March 29, 2008. As noted above, this decline in cash at March 29, 2008 is consistent with the trend in the first quarter, but declined less this year than in prior years due to our focus to increase gross margins, reduce costs, and improve manufacturing efficiencies, including a decrease in inventory levels.

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

Investing activities provided cash in the first quarter of 2008 of $2,447, primarily from cash received on the December 31, 2007 sale of a portion of our installment contracts held for investment. Our capital expenditures, excluding a $29 addition financed through a capital lease transaction, totaled $41 during the first quarter of 2008 for normal property, plant and equipment additions and replacements.

The decrease in long-term debt for the first quarter of 2008 was due to scheduled principal payments of $161. Net borrowings under our retail floor plan agreement were $12 in the first quarter of 2008.

The installment loan portfolio totaling $7,569 at March 29, 2008 decreased from the balance at December 31, 2007 due to our decision to reduce the balance in this portfolio.

General Liquidity and Debt Agreements

Historically, we have funded our operating activities with cash flows from operations supplemented by available cash on hand and, when necessary, funds from our Credit Facility. We have also benefited from the proceeds from sales of idle facilities as an additional source of funds. As note above, we received cash of $2,797 from the sale of the Cordele, Georgia facility in the quarter ended March 28, 2009. We have one remaining idle facility that is being marketed for sale; however, we cannot predict when or at what amounts the facility will ultimately be sold.

INDEX

We had a credit agreement with our primary lender (the “Credit Facility”), which was amended from time to time with a maturity date in April 2009. After evaluating the renewal terms offered, we decided not to renew the Credit Facility due to the cost of the renewal, collateral requirements, and the fact that we had only borrowed under the revolving line of credit portion of the Credit Facility on two instances during the last five years to fund material purchases related to contracts with governmental agencies to deliver homes for disaster relief. The lender has agreed to keep the real estate term loan portion of the Credit Facility in place, and we entered into a security agreement with the lender related to outstanding letters of credit. Under this security agreement, we transferred $3,773 of cash in April 2009 to a restricted cash account that is pledged as collateral for outstanding letters of credit.

The real estate term loan agreement contained in the Credit Facility provided for an initial borrowing of $10,000, of which $41 and $490 was outstanding on March 28, 2009 and December 31, 2008, respectively. Interest on the term note is fixed for a period of five years from September 2008 at 7.0% and may be adjusted in September 2013.

The Credit Facility contained certain restrictive and financial covenants which, among other things, limited our ability without the lender’s consent to (i) make dividend payments and purchase treasury stock in an aggregate amount which exceeded 50% of consolidated net income for the two most recent years, (ii) mortgage or pledge assets which exceeded in the aggregate $1,000, (iii) incur additional indebtedness, including lease obligations, which exceeded in the aggregate $1,000, excluding floor plan notes payable which could not exceed $3,000 and (iv) make annual capital expenditures in excess of $5,000. In addition, the Credit Facility contained certain financial covenants requiring us (i) to maintain on a consolidated basis certain defined levels of liabilities to tangible net worth ratio (not to exceed 1.5 to 1), (ii) to maintain a current ratio, as defined, of at least 1.1 to 1, (iii) maintain minimum cash and cash equivalents of $5,000, (iv) achieve an annual cash flow to debt service ratio of not less than 1.35 to 1 for the year ended December 31, 2008, and (v) achieve an annual minimum profitability of $100. The Credit Facility also required CIS to comply with certain specified restrictions and financial covenants. At March 28, 2009, we were in compliance with our debt covenants.

We had amounts outstanding under Industrial Development Revenue Bond issues (“Bonds”) totaling $500 and $1,155 at March 28, 2009 and December 31, 2008, respectively. One bond issue bearing interest at 5.25% was repaid in February 2009 in connection with the sale of our Cordele, Georgia facility. The second bond issue with annual installments payable through 2013 provides for monthly interest payable at a variable rate as determined by a remarketing agent. Due to turmoil in the credit markets, the remarketing agent was unable to market this bond at the end of March. Therefore, in accordance with the underlying credit agreement, the bonds have been called and the amount outstanding of $500 is currently due in June 2009. The long-term portion of this bond totaling $385 was re-classified as a current liability in our condensed consolidated balance sheet as of March 28, 2009 and the interest rate on this debt increased to prime. In April 2009, we repaid the outstanding balance of these bonds. The real estate term loan and the Bonds are collateralized by substantially all of our plant facilities and equipment.

We had $0 and $253 of notes payable under a retail floor plan agreement at March 28, 2009 and December 31, 2008, respectively. The notes are collateralized by certain retail new home inventories and bear interest rates ranging from prime to prime plus 2.5% but not less than 6% based on the age of the home. At March 28, 2009 and December 31, 2008, respectively, $21 was outstanding under a capital lease obligation.

We believe existing cash and cash provided by operations will be adequate to fund our operations and plans for the next twelve months. However, there can be no assurances to this effect. If it is not, we would seek to obtain short or long-term indebtedness or other forms of financing, asset sales, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond our control. Additionally, our ability to deliver homes under any large contract for disaster relief, such as the contracts with the Federal Emergency Management Agency in 2005, may be limited without a line of credit.

Cash to be provided by operations in future periods is largely dependent on sales volume. Our manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail location. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, strength of the credit markets in general, governmental policies, and other conditions, all of which are beyond our control. Throughout the past nine years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry,

INDEX

coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. This tightening of credit standards continued in 2008 as a response to the crisis in the credit markets and resulted in changes by the national floor plan lenders to modify terms of their program offerings or to curtail funds available for these programs. We believe these changes limited financing available to independent dealers and end consumers in the first quarter of 2009, which we believe reduced manufactured home sales and may further reduce manufactured home sales in future periods. We continue to explore alternatives to the current crisis in wholesale floor plan lending for our independent dealers to enable them to purchase our products. Some of these alternatives have required the use of our cash and will require additional cash in the future, and we may incur additional debt. Additional unfavorable changes in these factors and terms of financing in the industry may have a material adverse effect on our results of operations or financial condition.

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

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. Under the repurchase agreements, we were contingently liable at March 28, 2009, for a maximum of approximately $40,000 in the event we must perform under the repurchase commitments.

We have provided letters of credit totaling $3,773 as of March 28, 2009 to providers of certain of our surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies.

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

We have installment contract receivables held for investment with fixed interest rates, which CIS initially acquired in the ordinary course of its business. We retained these receivables in connection with our sale of CIS. Our portfolio consists of fixed rate contracts with interest rates generally ranging from 6.75% to 13.5% and an average original term of 278 months at March 28, 2009. We estimated the fair value of our installment contracts receivable at $1,755 using Level 3 inputs as defined in SFAS 157. In general, these inputs were based on the underlying collateral value on certain loans based on appraisals, when available, or industry price guides for used manufactured housing.

We have one industrial development revenue bond issue that is exposed to interest rate changes. Since this borrowing is currently tied to the bank’s prime rate, an increase in short-term interest rates could adversely affect interest expense. We estimated the fair value of our debt instruments at $562 using rates we believe we could have obtained on similar borrowings at March 28, 2009.

Additionally, we have a revolving line of credit and a retail floor plan agreement (of which no amounts were outstanding at March 28, 2009) that are exposed to interest rate changes, as they are floating rate debt based on the prime interest rate.

INDEX

Item 4T: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of March 28, 2009. Based on that evaluation, our chief executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of March 28, 2009.

Changes in Internal Controls Over Financial Reporting

There have been no internal control changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting since December 31, 2008.

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

Our disclosure and analysis in this Annual Report on Form 10-K contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally use words such as “estimates,” “projects,” “intends,” “believes,” “anticipates,” “expects,” “plans,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties, and factors include those associated with the following:

•	continuing changes in the availability of wholesale (dealer) financing, including the modification and/or termination of programs by national floor plan lenders;
•	changes in the availability of retail (consumer) financing;
•	the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
•	the severe and continuing downturn in the manufactured housing industry;
•	limitations in our ability to pursue our business strategy;
•	the ability to secure borrowings to support our business strategy and operations;
•	changes in demographic trends, consumer preferences and our business strategy;
•	changes and volatility in interest rates and the availability of capital;
•	changes in level of industry retail inventories;
•	the ability to attract and retain quality independent dealers in a competitive environment, including any impact from the consolidation of independent dealers;
•	the ability to attract and retain executive officers and other key personnel;
•	the ability to produce modular and HUD-code products within the same manufacturing plants;
•	the ability to substantially grow our modular business;
•	competition;
•	increased requirements under contingent repurchase and guaranty obligations;
•	uncertainties regarding our retail financing activities;
•	the potential unavailability of and price increases for raw materials;
•	the potential unavailability of manufactured housing sites;
•	regulatory constraints;
•	the potential for additional warranty claims;
•	litigation, including formaldehyde-related regulation and litigation; and
•	the potential for deficiencies in internal controls over financial reporting or in disclosure controls and procedures.

INDEX

Any or all of the forward-looking statements in this report, in the 2008 Annual Report to Stockholders, in the Annual Report on Form 10-K for the year ended December 31, 2008, and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors listed above will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially.

We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in future filings with the Securities and Exchange Commission or in any of our press releases. Also note that, in the Annual Report on Form 10-K for the period ended December 31, 2008, under “Item 1A. Risk Factors,” we have provided a discussion of factors that we think could cause the actual results to differ materially from expected and historical results. Other factors besides those listed could also adversely affect us. This discussion is provided as permitted by the Private Securities Litigation Reform Act of 1995.

PART II. OTHER INFORMATION

Item 1: Legal Proceedings

Reference is made to the legal proceedings previously reported in our Annual Report on Form 10-K for the year ended December 31, 2008 under the heading “Item 3 – Legal Proceedings”.

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

Item 1a: Risk Factors

There have been no material changes in our risk factors since December 31, 2008. See risk factors at December 31, 2008 within our Form 10-K.

Item 5: Other Information

On February 3, 2009, our Board of Directors approved the Compensation Committee’s recommendation with respect to performance targets for 2009 incentive compensation under the 2005 Incentive Compensation Plan (the “Plan”) for each of Messrs. Tesney, Mixon and Murphy. The performance target for the award of 2009 cash incentive bonuses for all of our named executive officers is based on pre-tax income for the year. For purposes of this calculation, the Board defined “pre-tax income” as our net income before income taxes, including the deduction for incentive compensation.

The Compensation Committee established the 2009 target and threshold levels to be pre-tax income of $2,500,000. If the threshold is achieved, Mr. Tesney will earn incentive compensation of $80,000 and Mr. Mixon and Mr. Murphy will each earn incentive compensation of $50,000. The executive officers will earn additional incentive compensation if pre-tax income in 2009 exceeds the target with Mr. Tesney earning 10% of pre-tax income in excess of the target and Mr. Mixon and Mr. Murphy earning 7.5% of pre-tax income in excess of the target. The maximum amount of incentive compensation to be paid under this program is equal to each executive’s base salary for 2009. Base salaries for Messrs. Tesney, Mixon and Murphy are $275,000, $230,000, and $210,000, respectively.

Item 6: Exhibits

The exhibits required to be filed with this report are listed below.

INDEX

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

CAVALIER HOMES, INC.
(Registrant)

Date: April 24, 2009	/s/ BOBBY TESNEY
Bobby Tesney
President and Chief Executive Officer

Date: April 24, 2009	/s/ MICHAEL R. MURPHY
Michael R. Murphy
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX