Form 10-Q
period 2009-06-26
CAVALIER HOMES INC
filed 2009-07-23
CIK 789863

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 26, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐ Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Accelerated Filer ☐ Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes  ☑ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2009
Common Stock, $0.10 Par Value	17,598,380 Shares

INDEX

INDEX
CAVALIER HOMES, INC.
FORM 10-Q

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited, in thousands, except per share amounts)

	Quarter Ended		Year-to-Date Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Revenue	$23,465	$50,353	$42,719	$99,034
Cost of sales	19,098	41,447	34,246	82,663
Gross profit	4,367	8,906	8,473	16,371
Selling, general and administrative expenses	5,386	7,808	10,885	15,357
Gain on sale of property, plant and equipment	(8)	(57)	(1,267)	(57)
Operating income (loss)	(1,011)	1,155	(1,145)	1,071
Other income (expense):
Interest expense	(3)	(117)	(75)	(245)
Other, net	53	101	103	248
	50	(16)	28	3
Income (loss) from continuing operations before income taxes and equity in earnings (losses) of equity-method investees	(961)	1,139	(1,117)	1,074
Income tax provision (benefit)	1	43	(155)	(3)
Equity in earnings (losses) of equity-method investees	9	78	(8)	123
Income (loss) from continuing operations	(953)	1,174	(970)	1,200

Income from discontinued operations before income taxes, including gain on sale of $677 in 2009	2	105	306	254
Income tax provision	--	41	146	98
Income from discontinued operations	2	64	160	156
Net income (loss)	$(951)	$1,238	$(810)	$1,356

Income (loss) per share, basic and diluted:
From continuing operations	$(0.05)	$0.06	$(0.06)	$0.06
From discontinued operations	0.00	0.01	0.01	0.01
	$(0.05)	$0.07	$(0.05)	$0.07

Weighted average shares outstanding:
Basic	17,598	18,406	17,598	18,397
Diluted	17,598	18,409	17,598	18,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	June 26, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$22,475	$31,198
Restricted cash	3,773	--
Accounts receivable, less allowance for losses of $70 (2009) and $162 (2008)	6,137	2,946
Installment contracts receivable held for resale (discontinued operations)	--	1,311
Inventories	12,003	15,353
Other current assets	2,509	839
Property held for sale	--	1,537
Total current assets	46,897	53,184
Property, plant and equipment, net	23,703	24,158
Installment contracts receivable, less allowance for credit losses of $620 (2009) and $604 (2008)	1,475	1,528
Other assets	1,804	1,925
Total assets	$73,879	$80,795

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$--	$707
Note payable under retail floor plan agreement	--	253
Accounts payable	2,659	2,663
Amounts payable under dealer incentives	1,838	2,778
Estimated warranties	8,450	10,100
Accrued insurance	4,516	4,348
Accrued compensation and related withholdings	1,321	2,487
Reserve for repurchase commitments	800	1,141
Other accrued expenses	2,235	2,508
Total current liabilities	21,819	26,985
Long-term debt, less current portion	--	959
Other long-term liabilities	246	255
Total liabilities	22,065	28,199
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A Junior Participating Preferred stock, $0.01 par value; 200,000 shares authorized, none issued	--	--
Preferred stock, $0.01 par value; 300,000 shares authorized, none issued	--	--
Common stock, $0.10 par value; 50,000,000 shares authorized; 19,412,880 shares issued; 17,598,380 shares outstanding	1,941	1,941
Additional paid-in capital	59,163	59,152
Deferred compensation	--	(17)
Accumulated deficit	(4,577)	(3,767)
Treasury stock, at cost; 1,814,500 shares	(4,713)	(4,713)
Total stockholders’ equity	51,814	52,596
Total liabilities and stockholders’ equity	$73,879	$80,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

CAVALIER HOMES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Year-to-Date Ended
	June 26, 2009	June 28, 2008
Operating activities:
Net income (loss)	$(810)	$1,356
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	932	1,074
Stock-based compensation	28	90
Provision for credit and accounts receivable losses	452	245
Gain on sale of property, plant and equipment	(1,267)	(57)
Gain on sale of discontinued operations	(677)	--
Other, net	8	(123)
Installment contracts purchased for resale	(2,182)	(17,882)
Sale of installment contracts purchased for resale	853	16,221
Principal collected on installment contracts purchased for resale	--	29
Changes in assets and liabilities:
Accounts receivable, net	(3,373)	(10,739)
Inventories	3,350	1,860
Accounts payable	66	1,421
Amounts payable under dealer incentives	(940)	(466)
Accrued compensation and related withholdings	(1,159)	248
Other assets and liabilities	(1,830)	877
Net cash used in operating activities	(6,549)	(5,846)
Investing activities:
Proceeds from dispositions of property, plant and equipment	2,805	89
Proceeds from sale of discontinued operations, net of cash sold	694	--
Increase in restricted cash	(3,773)	--
Capital expenditures	(527)	(223)
Notes and installment contracts purchased for investment	(1,904)	(477)
Sale of installment contracts purchased for investment	--	4,414
Principal collected on notes, Amount Due, and installment contracts purchased for investment	2,334	1,116
Other investing activities	116	231
Net cash (used in) provided by investing activities	(255)	5,150
Financing activities:
Net borrowings (repayments) on note payable under retail floor plan agreement	(253)	282
Payments on long-term debt	(1,666)	(731)
Net cash used in financing activities	(1,919)	(449)
Net decrease in cash and cash equivalents	(8,723)	(1,145)
Cash and cash equivalents at beginning of period	31,198	22,043
Cash and cash equivalents at end of period	$22,475	$20,898

Supplemental disclosures:
Cash paid for (received from):
Interest	$82	$208
Income taxes	$9	$(10)
Non-cash investing and financing activities:
Amount Due on sale of discontinued operations (see Note 4)	$2,251	$--
Property, plant and equipment acquired through capital lease transaction	$--	$29

The accompanying notes are an integral part of these condensed consolidated financial statements.

INDEX

CAVALIER HOMES, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited – dollars in thousands except per share amounts)

1.	BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The condensed consolidated balance sheet as of December 31, 2008, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared in compliance with standards for interim financial reporting and Form 10-Q instructions and thus do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, these statements contain all adjustments necessary to present fairly our financial position as of June 26, 2009, and the results of operations for the quarter and year-to-date periods ended June 26, 2009 and June 28, 2008, and the results of our cash flows for the year-to-date periods ended June 26, 2009 and June 28, 2008. All such adjustments are of a normal, recurring nature in preparing the financial statements. Management completed an evaluation of subsequent events through the date the financial statements were issued. We changed our interim quarter-end dates from Saturday to Friday beginning with the second quarter of 2009.

The results of operations for the quarter ended June 26, 2009 are not necessarily indicative of the results to be expected for the full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in our 2008 Annual Report on Form 10-K.

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

We report two net income (loss) per share numbers, basic and diluted, which are computed by dividing net income (loss) by the weighted average shares outstanding (basic) or weighted average shares outstanding assuming dilution (diluted), as detailed below (shares shown in thousands):

	Quarter Ended		Year-to-Date Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Income (loss) from continuing operations	$(953)	$1,174	$(970)	$1,200
Income from discontinued operations	2	64	160	156
Net income (loss)	$(951)	$1,238	$(810)	$1,356
Weighted average shares outstanding:
Basic	17,598	18,406	17,598	18,397
Effect of potential common stock from the exercise of stock options	--	3	--	10
Diluted	17,598	18,409	17,598	18,407
Income (loss) per share, basic and diluted:
From continuing operations	$(0.05)	$0.06	$(0.06)	$0.06
From discontinued operations	0.00	0.01	0.01	0.01
	$(0.05)	$0.07	$(0.05)	$0.07
Weighted average option shares excluded from computation of diluted loss per share because their effect is anti-dilutive	475	525	479	569

2.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to impact our financial position or results of operations.

INDEX

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement was issued to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for annual periods ending after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is not allowed. We have not yet completed our assessment of the impact, if any, SFAS 167 will have on our financial condition, results of operations or cash flows.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 supersedes Statement No. 162 issued in May 2008. SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 will not impact our financial statements other than references to authoritative accounting literature in future periods will be made in accordance with SFAS 168.

3.	AGREEMENT AND PLAN OF MERGER

On June 14, 2009, we entered into an Agreement and Plan of Merger (the “Agreement”) with Southern Energy Homes, Inc. (“Southern Energy”) pursuant to which we will become a wholly owned subsidiary of Southern Energy. Upon consummation of the merger, each of our outstanding shares of common stock, except as provided in the Agreement, will be converted into the right to receive $2.75 in cash, without interest. All stock option plans will be terminated immediately prior to the merger, and outstanding stock options granted under our stock incentive plans will be cancelled as of the merger date.

The Agreement contains certain representations, warranties and covenants, and consummation of the merger is subject to various conditions, including, among others, approval by our stockholders. A special meeting of the stockholders is currently scheduled for August 13, 2009 to approve the Agreement. The Agreement also contains certain termination rights for us and Southern Energy, and provides that, in certain circumstances, we would be required to pay Southern Energy a termination fee equal to three percent (3%) of the merger consideration.

4.	DISCONTINUED OPERATIONS

On February 27, 2009, we completed the sale of our financial services subsidiary, CIS Financial Services, Inc. (“CIS”) to Triad Financial Services, Inc. (“Triad”) and recorded a gain of $677. The purchase price was $765 in cash, paid at closing, plus a total of $2,251 (“Amount Due”) for the principal balance of installment contracts held for resale, which will be paid to us as collected by the purchaser within 180 days of the closing date. The Amount Due bears interest at 6% on the average outstanding balance. Through June 26, 2009, we have received payments from Triad on the Amount Due of $2,030. Prior to the sale, we transferred certain net assets of CIS that we retained, primarily cash and installment contracts held for investment, into a newly formed wholly-owned subsidiary.

Summary operating results of discontinued operations for the quarter and year-to-date periods ended June 26, 2009 and June 28, 2008 are:

	Quarter Ended		Year-to-Date Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Revenue	$--	$737	$243	$1,572
Income (loss) from discontinued operations before income taxes	--	105	(371)	254

5.	INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out method) or market. Work-in-process and finished goods inventories include an allocation for labor and overhead costs. Inventories at June 26, 2009 and December 31, 2008 were as follows:

INDEX

	June 26, 2009	December 31, 2008
Raw materials	$8,518	$11,469
Work-in-process	630	942
Finished goods	2,855	2,942
Total inventories	$12,003	$15,353

6.	LONG-LIVED ASSETS

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, provides that a long-lived asset or asset group that is to be sold shall be classified as “held for sale” if certain criteria are met, including the expectation supported by evidence that the sale will be completed within one year. We had idle assets of $5,603 and $5,906 at June 26, 2009 and December 31, 2008, respectively, recorded at the lower of carrying value or fair value. Idle assets are comprised primarily of closed home manufacturing facilities, some of which we are attempting to sell. In February 2009, we sold an idle facility in Cordele, Georgia, recognized a gain on the sale of $1,259, and received net cash of $2,797 after deducting closing costs. In August 2008, we sold an idle building in Addison, Alabama, recognized a gain of $30, and received $20 in cash and a $392 note from the purchaser payable over 10 years. Management does not have evidence at the balance sheet date that it is probable that any other sales of idle assets will occur within one year, and thus, in accordance with the requirements of SFAS No. 144, such assets are classified as “held and used” and depreciation has continued on these assets. However, we entered into an agreement in June 2009 to sell an idle facility in Conway, Arkansas that provides the buyer with a due diligence period in which to complete its evaluation of the property and obtain financing and other approvals. During this period, which expires in the third quarter of 2009, the buyer can rescind this agreement. Due to a number of factors, including the current economic environment, management does not consider a sale probable until it has closed.

7.	INCOME TAXES

We recorded an income tax provision from continuing operations of $1 in the quarter ended June 26, 2009 that represents interest related to uncertain tax positions. The income tax provision from continuing operations of $43 in the quarter ended June 28, 2008 includes $2 of interest related to uncertain tax positions, net of a tax provision of $41 allocated to discontinued operations. We recorded an income tax benefit from continuing operations of $155 in the year-to-date period ended June 26, 2009 that includes an $11 reduction for uncertain tax positions taken in prior years and $0 of interest related to uncertain tax positions, net of a tax provision of $146 allocated to discontinued operations. The income tax benefit from continuing operations of $3 in the year-to-date period ended June 28, 2008 includes $4 of interest related to uncertain tax positions, net of a tax provision of $98 allocated to discontinued operations.

Since December 31, 2006, we have maintained a valuation allowance to fully reserve our deferred tax assets due to a number of factors, including among others, operating losses and uncertainty of future operating results. We did not record a federal income tax benefit in the quarters or year-to-date periods ended June 26, 2009 and June 28, 2008 because management believes it is not appropriate to record income tax benefits in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes. As of June 26, 2009, our valuation allowance against deferred tax assets totaled approximately $16,300. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

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

We provide retail home buyers a one-year limited warranty covering defects in material or workmanship in home structure, plumbing and electrical systems. We have provided a liability of $8,450 and $10,100 at June 26, 2009 and December 31, 2008, respectively, for estimated future warranty costs relating to homes sold, based upon management’s assessment of

INDEX

historical experience factors and current trends, which have been consistently applied. Activity in the liability for estimated warranties was as follows:

	Quarter Ended		Year-to-Date Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Balance, beginning of period	$9,000	$11,784	$10,100	$11,720
Provision for warranties issued in the current period	1,588	3,242	2,966	6,370
Adjustments for warranties issued in prior periods	(629)	(46)	(1,524)	23
Payments	(1,509)	(3,290)	(3,092)	(6,423)
Balance, end of period	$8,450	$11,690	$8,450	$11,690

We evaluate actual warranty costs on a quarterly basis in conjunction with the review of our liability for estimated warranties. Based on these evaluations, we recorded changes in the accounting estimates in the quarters ended June 26, 2009 and June 28, 2008 totaling $629 and $46, respectively, which decreased the warranty provision. For the year-to-date periods ended June 26, 2009 and June 28, 2008, the changes in accounting estimates of $1,524 and $23, respectively, reduced the warranty provision in 2009 and increased the warranty provision in 2008.

9.	CREDIT ARRANGEMENTS

We had a credit agreement, as amended, with our primary lender (the “Credit Facility”), which terminated in April 2009. After evaluating the renewal terms offered, we decided not to renew the Credit Facility due to the cost of the renewal, collateral requirements, and the fact that we had only borrowed under the revolving line of credit portion of the Credit Facility on two instances during the last five years. We entered into a security agreement with this lender related to outstanding letters of credit and transferred $3,773 of cash in April 2009 to a restricted cash account that is pledged as collateral for outstanding letters of credit.

In prior periods, we had amounts outstanding under Industrial Development Revenue Bond issues, notes payable under a retail floor plan agreement and capital leases. At June 26, 2009, no amounts were outstanding.

10.	COMMITMENTS AND CONTINGENCIES

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. These arrangements, which are customary in the industry, provide for the repurchase of products sold to retailers in the event of default by the retailer. The risk of loss under these agreements is spread over numerous retailers. The price we are obligated to pay generally declines over the period of the agreement (generally 9 – 24 months) and the risk of loss is further reduced by the sales value of repurchased homes. We applied FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57, and 107 and a rescission of FASB Interpretation No. 34 and SFAS No. 5, Accounting for Contingencies to account for our liability for repurchase commitments. Under the provisions of FIN 45, during the period in which a home is sold (inception of a repurchase commitment), we record the greater of the estimated value of the non-contingent obligation or a contingent liability under the provisions of SFAS No. 5, based on historical information available at the time, as a reduction to revenue. Additionally, subsequent to the inception of the repurchase commitment, we evaluate the likelihood that we will be called on to perform under the inventory repurchase commitments. If it becomes probable that a dealer will default and a SFAS No. 5 loss reserve should be recorded, then such contingent liability is recorded equal to the estimated loss on repurchase. Based on identified changes in dealers’ financial conditions, we evaluate the probability of default for the group of dealers who are identified at an elevated risk of default and apply a probability of default to the group based on historical default rates. Changes in the reserve are recorded as an adjustment to revenue. Following the inception of the commitment, the recorded reserve is reduced over the repurchase period and is eliminated once the dealer sells the home. Under the repurchase agreements, we were contingently liable at June 26, 2009, to financial institutions providing inventory financing for retailers of our products up to a maximum of approximately $34,000 in the event we must perform under the repurchase commitments. During the quarter ended June 26, 2009, we repurchased 20 homes due to dealer failures at a net cost of $140 compared to 10 homes repurchased in the quarter ended June 28, 2008 at a net cost of $91. During the year-to-date period ended June 26, 2009, we repurchased 37 homes at a net cost of $597 compared to 10 homes repurchased in the year-to-date period ended June 28, 2008 at a net cost of $87. We recorded an estimated liability of $800 at June 26, 2009 and $1,141 at December 31, 2008 related to these commitments. Activity in the reserve for repurchase commitments was as follows:

INDEX

	Quarter Ended		Year-to-Date Ended
	June 26, 2009	June 28, 2008	June 26, 2009	June 28, 2008
Balance, beginning of period	$990	$1,159	$1,141	$1,131
Reduction for payments made on inventory purchases	(174)	(91)	(631)	(91)
Recoveries for inventory repurchases	34	--	34	4
Accrual for guarantees issued during the period	125	367	247	675
Reduction to pre-existing guarantees due to declining obligations or expired guarantees	(170)	(336)	(364)	(653)
Changes to the accrual for pre-existing guarantees for those dealers deemed to be probable of default	(5)	68	373	101
Balance, end of period	$800	$1,167	$800	$1,167

In conjunction with the quarterly review of our critical accounting estimates, we evaluate our historical loss factors applied to the reserve for repurchase commitments, including changes in dealers’ circumstances and industry conditions, for those dealers deemed to be probable of default.

Our workers’ compensation, product liability and general liability insurance are provided by fully-insured, large deductible policies. The current deductibles under these programs are $250 for workers’ compensation and $100 for product liability and general liability. Under these plans, we incur insurance expense based upon various rates applied to current payroll costs and sales. Refunds or additional premiums are estimated and recorded when sufficiently reliable data is available. We recorded an estimated liability of $3,835 at June 26, 2009 and $4,079 at December 31, 2008 related to these contingent claims.

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

We provided letters of credit totaling $3,773 as of June 26, 2009. These letters of credit are to providers of surety bonds ($2,157) and insurance policies ($1,616). While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We recorded insurance expense based on anticipated losses related to these policies.

11.	EQUITY-METHOD INVESTEES

Our minority ownership interests in joint ventures are accounted for using the equity method and are included in other assets in the condensed consolidated balance sheets in the amounts of $860 and $1,038 at June 26, 2009 and December 31, 2008, respectively. We recorded equity in earnings (losses) of equity-method investees of $9 and $78 for the quarters ended June 26, 2009 and June 28, 2008, respectively, and $(8) and $123 for the year-to-date periods then ended. Cash distributions received from investees accounted for by the equity method were $116 and $223 for the quarters and year-to-date periods ended June 26, 2009 and June 28, 2008, respectively. In the year-to-date period ended June 26, 2009, none of our equity-method investees were defined as significant.

12.           STOCK-BASED COMPENSATION

Stock Incentive Plans

At June 26, 2009, our stock incentive plans included the following:

INDEX

a.
The 2005 Incentive Compensation Plan (the “2005 Plan”) provides for both incentive stock options and non-qualified stock options to key employees. The 2005 Plan also provides for stock appreciation rights and awards of both restricted stock and performance shares. Awards are granted at prices and terms determined by the compensation committee of the Board of Directors. The term for awards granted under the 2005 Plan cannot exceed ten years from the date of grant. Upon adoption of the 2005 Plan, our 1996 Key Employee Stock Incentive Plan (the “1996 Plan”) was terminated. However, the termination of the 1996 Plan did not affect any options which were outstanding and unexercised under that Plan. A total of 1,500,000 shares of common stock are authorized for issuance under the 2005 Plan. As of June 26, 2009, shares authorized for grant and available to be granted under the 2005 Plan totaled 1,430,000 shares.

b.
The 2005 Non-Employee Directors Stock Option Plan (the “2005 Directors Plan”) provides for the issuance of up to 500,000 shares of our common stock, which is reserved for grant to non-employee directors. Options are granted upon the director’s initial election and automatically on an annual basis thereafter at fair market value on the date of such grant. Stock option grants become exercisable at a rate of 1/12th of the shares subject to the stock option on each monthly anniversary of the date of grant. Except in the case of death, disability, or retirement, options granted under the 2005 Directors Plan expire ten years from the date of grant. Upon adoption of the 2005 Directors Plan, the 1993 Non-employee Director Plan (the “1993 Plan”) was terminated. However, the termination of the 1993 Plan did not affect any options which were outstanding and unexercised under that Plan. As of June 26, 2009, shares available to be granted under the 2005 Directors Plan totaled 380,000 shares.

The following table sets forth the summary of activity under our stock incentive plans for the year-to-date period ended June 26, 2009:

		Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	1,855,000	523,923	$4.64
Granted	(45,000)	45,000	1.32
Cancelled	90,925	(90,925)	9.70
Expired	(90,925)	--	--
Balance at June 26, 2009	1,810,000	477,998	$3.36

Options exercisable at June 26, 2009		447,160	$3.50

The weighted average fair values of options granted during the year-to-date periods ended June 26, 2009 and June 28, 2008 were $0.73 and $0.94, respectively. No options were exercised during the year-to-date periods ended June 26, 2009 and June 28, 2008. The aggregate intrinsic value of options outstanding and options exercisable as of June 26, 2009 was $102 and $61, respectively.

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

INDEX

The assumptions used to value stock option grants are as follows:

	June 26, 2009	June 28, 2008
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	63.82%	52.10%
Risk free interest rate	1.72%	3.28%
Expected life (years)	5.10	5.10

No restricted stock awards have been granted since March 2006. We recognize the estimated compensation cost of restricted stock awards, defined as the fair value of our common stock on the date of grant, on a straight line basis over the three year vesting period. During the year-to-date periods ended June 26, 2009 and June 28, 2008, 13,332 and 23,334 restricted stock awards vested, respectively. No restricted stock awards were unvested as of June 26, 2009.

Stock-based compensation in the quarters ended June 26, 2009 and June 28, 2008 totaled $8 and $45, respectively, and totaled $28 and $90 in the year-to-date periods ended June 26, 2009 and June 28, 2008, respectively. We charge stock-based compensation to selling, general and administrative expense in our condensed consolidated statement of operations. As noted in Note 3 above, all outstanding stock options will be cancelled in connection with our merger with Southern Energy, and stock-based compensation will cease.

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

On June 14, 2009, we entered into an Agreement and Plan of Merger with Southern Energy Homes, Inc. (“Southern Energy”) pursuant to which we will become a wholly owned subsidiary of Southern Energy. Upon consummation of the merger, each of our outstanding shares of common stock, except as provided in the Agreement, will be converted into the right to receive $2.75 in cash, without interest. All outstanding stock options granted under our stock incentive plans will be cancelled as of the merger date.

The Agreement contains certain representations, warranties and covenants, and consummation of the merger is subject to various conditions, including, among others, approval by our stockholders. A special meeting of the stockholders is currently scheduled for August 13, 2009 to approve the Agreement. The Agreement also contains certain termination rights for us and Southern Energy, and provides that, in certain circumstances, we would be required to pay Southern Energy a termination fee equal to three percent (3%) of the merger consideration.

Two transactions were completed during the first quarter this year that impacted our earnings, which are as follows:

•	In February 2009, we sold an idle facility in Cordele, Georgia, recognized a gain on the sale of $1,259, and received net cash of $2,797 after deducting closing costs.
•
In February 2009, we completed the sale of our financial services subsidiary and recorded a gain of $677. The total purchase price of $3,016 consists of the following: $765 paid at closing plus an Amount Due of $2,251, which will be paid to us within 180 days of the closing date. The Amount Due bears interest at 6% on the average outstanding balance. We received total payments of $2,030 on the Amount Due through June 26, 2009.

Industry/Company Shipments and Market Share

Based on the latest data available from MHI, wholesale floor shipments of HUD-Code homes declined 46% in the first five months of 2009 compared to the first five months of 2008. The following table shows the decline in floor shipments over the last three years and information with respect to Cavalier during those years.

	Floor Shipments
	Nationwide					Cavalier’s Core 11 States
Year	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share	Industry	Increase (decrease) from prior year	Cavalier	Increase (decrease) from prior year	Market Share
2006	206,822	(16.2)%	8,261	(22.4)%	4.0%	86,748	(17.8)%	7,774	(21.5)%	9.0%
2007	163,761	(20.8)%	7,378	(10.7)%	4.5%	69,115	(20.3)%	6,568	(15.5)%	9.5%
2008	135,338	(17.4)%	6,076	(17.6)%	4.5%	58,145	(15.9)%	5,789	(11.9)%	10.0%
Q1 2009	18,297		777		4.2%	8,646		741		8.6%
Two months ended 5/29/09	14,304		632		4.4%	6,087		603		9.9%

During 2008, our floor shipments decreased 17.6% as compared to 2007, while industry wide shipments decreased 17.4%, with our market share in 2008 remaining 4.5%. In our core states, our market share in 2008 increased to 10.0% from 9.5% in 2007 due to our participation in the MEMA Alternative Housing Pilot Program. For the five months ended May 29, 2009, our total market share decreased to 4.3% and our market share in our core 11 states decreased to 9.1% due in part to the completion of our contract with MEMA in mid-2008.

A major factor that impacts the manufactured housing industry is the availability of credit and the tightening/relaxation of credit standards. In late 2008, the three major national floor plan lenders announced plans to discontinue or modify their programs, which negatively impacted the amount of funds available to dealers in the manufactured housing industry during

INDEX

the first quarter of 2009 and contributed to the 46% decrease in HUD-Code wholesale floor shipments in the first five months of 2009 as noted above.

Capacity and Overhead Cost

Our plants operated at capacities ranging from 21% to 40% in the first half of 2009. We continue to monitor the relationship between demand and capacity and may take additional steps to adjust our capacity or enhance our operations based on our views of the industry and its general direction.

Results of Operations

Quarters Ended June 26, 2009 and June 28, 2008

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Quarter Ended
Statement of Operations Data:	June 26, 2009		June 28, 2008		Differences
Revenue	$23,465	100.0%	$50,353	100.0%	$(26,888)	(53.4)%
Cost of sales	19,098	81.4	41,447	82.3	(22,349)	(53.9)
Gross profit	4,367	18.6	8,906	17.7	(4,539)	(51.0)
Selling, general and administrative	5,386	22.9	7,808	15.5	(2,422)	(31.0)
Gain on sale of property, plant and equipment	(8)	(0.0)	(57)	(0.1)	49	86.0
Operating income (loss)	(1,011)	(4.3)	1,155	2.3	(2,166)	n/m
Other income (expense):
Interest expense	(3)	(0.0)	(117)	(0.2)	114	97.4
Other, net	53	0.2	101	0.2	(48)	(47.5)
	50	0.2	(16)	(0.0)	66	n/m
Income (loss) before income taxes and equity in earnings of equity-method investees	(961)	(4.1)	1,139	2.3	(2,100)	n/m
Income tax provision	1	0.0	43	0.2	(42)	(97.7)
Equity in earnings of equity-method investees	9	0.0	78	0.2	(69)	(88.5)
Income (loss) from continuing operations	(953)	(4.1)	1,174	2.3	(2,127)	n/m
Income from discontinued operations, net of income taxes	2	0.0	64	0.2	(62)	(96.9)
Net income (loss)	$(951)	(4.1)%	$1,238	2.5%	$(2,189)	n/m %

	Quarter Ended
Operating Data:	June 26, 2009		June 28, 2008
Home manufacturing:
Floor shipments:
HUD-Code	926	97.3%	1,817	95.8%
Modular	26	2.7	80	4.2
Total floor shipments	952	100.0%	1,897	100.0%
Home shipments:
Single-section	270	44.3%	490	41.1%
Multi-section	340	55.7	701	58.9
Wholesale home shipments	610	100.0	1,191	100.0
Shipments to company-owned retail locations	(8)	(1.3)	(7)	(0.5)
MEMA shipments	--	--	(121)	(10.2)
Shipments to independent retailers	602	98.7	1,063	89.3
Retail home shipments	7	1.1	6	0.5
Shipments other than to MEMA	609	99.8%	1,069	89.8%
Other operating data:
Capital expenditures	$359		$182
Home manufacturing facilities (operating)	4		5
Independent exclusive dealer locations	42		56

INDEX

Revenue

Revenue for the second quarter of 2009 totaled $23,465, decreasing $26,888, or 53.4%, from 2008’s second quarter revenue of $50,353. Wholesale home shipments decreased 48.8%, with floor shipments decreasing by 49.8%. The decrease in manufactured home revenue and shipments is generally consistent with the decline in overall industry shipments in the first five months of the year, excluding the 121 MEMA units shipped in the second quarter of 2008 totaling $5,835. Multi-section home shipments, as a percentage of total shipments, were 55.7% in the second quarter of 2009 as compared to 58.9% in 2008. Single-section homes, as a percentage of total shipments, increased to 44.3% in the second quarter of 2009 from 41.1% in the same quarter of 2008. Of the non-MEMA revenue, 49% and 51% in the second quarters of 2009 and 2008, respectively, was due to sales to exclusive dealers. The number of independent dealers participating in our exclusive dealer program declined from 56 at June 28, 2008 to 42 at June 26, 2009. This reduction in our exclusive dealer program is due primarily to a shift by some of these dealers to non-exclusive dealer programs that we offer. Total home shipments (wholesale and retail) for the second quarter of 2009 were 609 versus 1,190 in 2008. Inventory of our product at all retail locations, including the Company-owned retail center, decreased to approximately $56,000 at June 26, 2009 from $83,900 at June 28, 2008.

Gross Profit

Gross profit was $4,367, or 18.6% of total revenue, for the second quarter of 2009, a decrease from $8,906, or 17.7%, in 2008. The decrease in gross profit is attributable to the decline in unit volume. The improvement in gross margin is a result of a number of factors, including (i) the impact of an adjustment to warranty reserves as described below, (ii) increases in unit sales prices during the last year, and (iii) improvements in manufacturing efficiencies, offset by the negative impact of the volume decrease. Our average wholesale sales price per unit (including MEMA) in the second quarter of 2009 decreased to approximately $38,000 from $41,700 in the second quarter of 2008 as a result of product sales mix. Excluding MEMA home shipments, our average wholesale sales price per unit was $41,000 in the second quarter of 2008. Overhead costs associated with the service group have decreased as part of our cost reduction plans. This reduction resulted in an adjustment to the warranty reserve in the second quarter of 2009, which increased gross profit by $629. Gross margin in the second quarter of 2009, excluding this item, was 15.9%.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) during the second quarter of 2009 were $5,386 or 22.9 % of revenue, compared to $7,808 or 15.5 % in 2008, a decrease of $2,422, as a result of our focus to reduce costs during the last year. Lower SG&A was primarily due to (i) a decrease in salaries and wages of $1,705, including an $825 decrease in incentive compensation expense, (ii) a decrease in employee benefits of $411, (iii) a decrease in advertising/promotion costs of $350 (primarily trade show), and (iv) a decrease of fixed warranty costs of $548, offset by increases in other costs totaling $591, which included costs associated with the contested proxy election and costs associated with the negotiation of the merger agreement with Southern Energy Homes, Inc. In comparing the second quarter of 2009 to the second quarter of 2008, legal expenses increased $185, other professional fees increased $147, and proxy costs were up $251, which included the settlement we paid in connection with the contested proxy election of $200.

Other Income (Expense)

Interest expense for the quarter was $3 compared to $117 in the second quarter of 2008. This decrease is due to principal payments on outstanding debt during the last year. During the second quarter of 2009, the remaining balances of all outstanding debt and capital lease obligations were paid in full.

Other, net is comprised primarily of interest income and decreased $48 to $53 for the second quarter of 2009 from $101 for the same period in 2008 due to the decrease in interest rates.

Income Tax Provision

We recorded an income tax provision from continuing operations of $1 in the quarter ended June 26, 2009 that represents interest related to uncertain tax positions. The income tax provision from continuing operations of $43 in the quarter ended June 28, 2008 includes $2 of interest related to uncertain tax positions, net of a tax provision of $41 allocated to discontinued operations.

INDEX

Since December 31, 2006, we have maintained a valuation allowance to fully reserve our deferred tax assets due to a number of factors, including among others, operating losses and uncertainty of future operating results. We did not record a federal income tax benefit in the quarters ended June 26, 2009 and June 28, 2008 because management believes it is not appropriate to record income tax benefits in excess of anticipated refunds and certain carryforward items under the provisions of SFAS No. 109, Accounting for Income Taxes. As of June 26, 2009, our valuation allowance against deferred tax assets totaled approximately $16,300. The valuation allowance may be reversed to income in future periods to the extent that the related deferred income tax assets are realized or the valuation allowance is otherwise no longer needed.

Income from Discontinued Operations, Net of Income Taxes

On February 27, 2009, we completed the sale of our financial services subsidiary, CIS Financial Services, Inc. (“CIS”) to Triad Financial Services, Inc. (“Triad”) and recorded a gain of $677, of which $2 was recorded in the second quarter. The purchase price was $765 in cash, paid at closing, plus a total of $2,251 (“Amount Due”) for the principal balance of installment contracts held for resale, which will be paid to us as collected by the purchaser within 180 days of the closing date. The Amount Due bears interest at 6% on the average outstanding balance. We received payments from Triad on the Amount Due of $1,030 in the quarter ended June 26, 2009. Revenues from CIS totaled $0 and $737 for the second quarters of 2009 and 2008, respectively, and income (loss) from discontinued operations before provision for income taxes was $0 and $105 for the second quarter of 2009 and 2008, respectively. The provision for income taxes allocated to discontinued operations totaled $0 and $41, respectively. No installment contracts were purchased or sold during the second quarter of 2009. For the quarter ended June 28, 2008, we purchased contracts of $9,512 and sold installment contracts totaling $9,560.

Net Income (Loss)

Net loss for the second quarter of 2009 was $951 or $0.05 per diluted share compared to net income of $1,238 or $0.07 per diluted share in the same period last year. The changes between these two periods are due to the items discussed above.

Year-to-date Periods Ended June 26, 2009 and June 28, 2008

The following table summarizes certain financial and operating data, including, as applicable, the percentage of total revenue:

	Year-to-date Period Ended
Statement of Operations Data:	June 26, 2009		June 28, 2008		Differences
Revenue	$42,719	100.0%	$99,034	100.0%	$(56,315)	(56.9)%
Cost of sales	34,246	80.2	82,663	83.5	(48,417)	(58.6)
Gross profit	8,473	19.8	16,371	16.5	(7,898)	(48.2)
Selling, general and administrative	10,885	25.5	15,357	15.5	(4,472)	(29.1)
Gain on sale of property, plant and equipment	(1,267)	(3.0)	(57)	(0.1)	(1,210)	n/m
Operating income (loss)	(1,145)	(2.7)	1,071	1.1	(2,216)	n/m
Other income (expense):
Interest expense	(75)	(0.1)	(245)	(0.2)	170	69.4
Other, net	103	0.2	248	0.2	(145)	(58.5)
	28	0.1	3	0.0	25	n/m
Income (loss) before income taxes and equity in earnings (losses) of equity-method investees	(1,117)	(2.6)	1,074	1.1	(2,191)	n/m
Income tax benefit	(155)	(0.3)	(3)	(0.0)	(152)	n/m
Equity in earnings (losses) of equity-method investees	(8)	(0.0)	123	0.1	(131)	n/m
Income (loss) from continuing operations	(970)	(2.3)	1,200	1.2	(2,170)	n/m
Income from discontinued operations including gain on sale of $677, net of income taxes	160	0.4	156	0.2	4	2.6
Net income (loss)	$(810)	(1.9)%	$1,356	1.4%	$(2,166)	n/m %

INDEX

	Year-to-date Period Ended
Operating Data:	June 26, 2009		June 28, 2008
Home manufacturing:
Floor shipments:
HUD-Code	1,703	96.9%	3,562	95.8%
Modular	54	3.1	157	4.2
Total floor shipments	1,757	100.0%	3,719	100.0%
Home shipments:
Single-section	413	38.1%	985	42.0%
Multi-section	670	61.9	1,363	58.0
Wholesale home shipments	1,083	100.0	2,348	100.0
Shipments to company-owned retail locations	(9)	(0.8)	(10)	(0.4)
MEMA shipments	--	--	(291)	(12.4)
Shipments to independent retailers	1,074	99.2	2,047	87.2
Retail home shipments	10	0.9	11	0.4
Shipments other than to MEMA	1,084	100.1%	2,058	87.6%
Other operating data:
Capital expenditures	$527		$252
Home manufacturing facilities (operating)	4		10
Independent exclusive dealer locations	42		56

Revenue

Revenue for the first half of 2009 totaled $42,719, decreasing $56,315 or 56.9%, from 2008’s first half revenue of $99,034. Wholesale home shipments decreased 47.5%, with floor shipments decreasing by 52.8%. The decrease in manufactured home revenue and shipments is generally consistent with the decline in overall industry shipments in the first five months of the year, excluding the 291 MEMA units shipped in the first half of 2008 for $13,905. Multi-section home shipments, as a percentage of total shipments, were 61.9% in the first half of 2009 as compared to 58.0% in 2008. Single-section homes, as a percentage of total shipments, decreased to 38.1% in the first half of 2009 from 42.0% in the same period of 2008. The primary cause of the decrease in single-section shipments in the first half 2009 was due to single-section units shipped to MEMA in the first half of last year. Of the non-MEMA revenue, 52% and 53% in the first half of 2009 and 2008, respectively, was due to sales to exclusive dealers. Total home shipments (wholesale and retail) for the first half of 2009 were 1,084 versus 2,349 in 2008.

Gross Profit

Gross profit was $8,473, or 19.8% of total revenue, for the first half of 2009, a decrease from $16,371, or 16.5%, in 2008. The decrease in gross profit is attributable to the decline in unit volume. The improvement in gross margin is a result of a number of factors, including (i) the impact of adjustments to certain accruals and reserves as described below, (ii) increases in unit sales prices during the last year, and (iii) improvements in manufacturing efficiencies, offset by the negative impact of the volume decrease. Our average wholesale sales price per unit (including MEMA) in the first half of 2009 decreased to approximately $38,700 from $41,400 in the first half of 2008 as a result of product sales mix. Excluding MEMA home shipments, our average wholesale sales price per unit was $40,400 in the first half of 2008. We adjusted accruals as a result of the sale of the Cordele, Georgia facility, which increased gross profit by $250. Overhead costs associated with the service group have decreased as part of our cost reduction plans. This reduction resulted in an adjustment to the warranty reserve in the first half of 2009, which increased gross profit by $1,524. During the first half of 2009, we repurchased 57 homes under our dealer repurchase agreements due to dealer failures compared to 10 homes repurchased in the first half of 2008, which reduced gross profit between the two periods by $272. Gross margin in the first half of 2009, excluding these three items, was 16.2%.

Selling, General and Administrative

Selling, general and administrative expenses (“SG&A”) during the first half of 2009 were $10,885 or 25.5 % of revenue, compared to $15,357 or 15.5 % in 2008, a decrease of $4,472, as a result of our focus to reduce costs during the last year. Lower SG&A was primarily due to (i) a decrease in salaries and wages of $2,751, including an $1,067 decrease in incentive compensation expense, (ii) a decrease in employee benefits of $752, (iii) a decrease in advertising/promotion costs of $613 (primarily trade show), and (iv) a decrease of fixed warranty costs of $996, offset by increases in other costs totaling $640, which included costs associated with the contested proxy election and costs associated with the negotiation of the merger

INDEX

agreement with Southern Energy. In comparing the first half of 2009 to the first half of 2008, legal expenses increased $401, other professional fees increased $180, and proxy costs were up $256.

Gain on Sale of Property, Plant and Equipment

In February 2009, we completed the sale of our idled facility in Cordele, Georgia, and recorded a gain of $1,259.

Other Income (Expense)

Interest expense for the first half of 2009 was $75 compared to $245 in the first half of 2008. This decrease is due to the repayment of outstanding debt in the last year.

Other, net is comprised primarily of interest income and decreased $145 to $103 for the first half of 2009 from $248 for the same period in 2008 due to the decrease in interest rates.

Income Tax Provision

We recorded an income tax benefit from continuing operations of $155 in the year-to-date period ended June 26, 2009 that includes an $11 reduction for uncertain tax positions taken in prior years and $0 of interest related to uncertain tax positions, net of a tax provision of $146 allocated to discontinued operations. The income tax benefit from continuing operations of $3 in the year-to-date period ended June 28, 2008 includes $4 of interest related to uncertain tax positions, net of a tax provision of $98 allocated to discontinued operations.

Income from Discontinued Operations including Gain on Sale of $677, Net of Income Taxes

We recorded a gain on the sale of CIS totaling $677. Revenues from CIS totaled $243 and $1,572 for the first half of 2009 and 2008, respectively, and income (loss) from discontinued operations before provision for income taxes was $(371) and $254 for the first half of 2009 and 2008, respectively. The provision for income taxes allocated to discontinued operations totaled $146 and $98, respectively. For the first half of 2009, we purchased contracts of $2,182 and sold installment contracts totaling $853. For the first half 2008, we purchased contracts of $18,279 and sold installment contracts totaling $18,315. We received payments from Triad on the Amount Due of $2,030 in the first half of 2009.

Net Income (Loss)

Net loss for the first half of 2009 was $810 or $0.05 per diluted share compared to net income of $1,356 or $0.07 per diluted share in the same period last year. The changes between these two periods are due to the items discussed above.

Liquidity and Capital Resources

	Balances as of
	June 26, 2009	December 31, 2008
Cash, cash equivalents, and certificates of deposit	$22,475	$31,198
Working capital	$25,078	$26,199
Current ratio	2.1 to 1	1.9 to 1
Long-term debt:
Current	$--	$707
Long-term	--	959
Total	$--	$1,666
Installment loan portfolio	$2,177	$3,543

Year-to-Date Period Ended June 26, 2009

Cash decreased $8,723 from $31,198 at December 31, 2008 to $22,475 at June 26, 2009. Historically, our cash and cash equivalents in the first half of each year generally decrease significantly from the beginning of the year balances due to a number of factors: (i) the closing of our facilities at the end of December for plant-wide vacations and holidays, which results

INDEX

in lower average levels of inventories and accounts receivable and higher levels of cash at December 31st, and (ii) a return to normal operating levels of inventory and accounts receivable at the beginning of each year. The decrease in cash at June 26, 2009 was generally consistent with this trend.

Operating activities used net cash of $6,549 primarily as a result of the following:

(a)	an increase in accounts receivable of $3,373 due to the seasonal increase in receivables from the traditional low point in December,
(b)
a net loss of $1,342, excluding the following non-cash items totaling $532, depreciation, stock-based compensation, provision for credit and accounts receivable losses, gain on sale of property, plant and equipment and gain on sale of discontinued operations,

(c)	a decrease in amounts payable under dealer incentive programs of $940,
(d)	the net purchase of installment contracts for resale of $1,329,
(e)	a decrease in accrued compensation and related withholdings of $1,159 due to the payment in 2009 of incentive compensation earned and accrued in 2008, and
(f)	a decrease in other assets and liabilities of $1,830, all of which were offset by
(g)	a decrease in inventories that provided net cash of $3,350.

Investing activities used cash of $255. An increase in restricted cash used $3,773 to collateralize outstanding letters of credit following the termination of our Credit Facility with our primary lender in April 2009. Changes in our outstanding letters of credit in future periods will result in corresponding changes in restricted cash. Capital expenditures totaled $527 for property, plant and equipment additions and replacements, including the purchase of land at our Addison, Alabama facility totaling $260. In the first half of 2009, we loaned $1,869 to a national lender under its modified dealer floor plan lending program, which required that we advance to it two-thirds of the invoice amount for homes floored with this lender. Following our merger with Southern Energy, we will no longer be required to advance funds under this program. Cash from investing activities in the first half of the year was provided by the following three items, (i) proceeds on the sale of the idle facility in Cordele, Georgia of $2,797, (ii) proceeds from the sale of discontinued operations of $694, and (iii) collections on notes and Amount Due totaling $2,334.

The decrease in long-term debt for the first half of 2009 was due to scheduled and additional principal payments totaling $1,666. Net payments on our retail floor plan agreement totaled $253 in the first half of 2009. At June 26, 2009, no amounts were outstanding under debt agreements or capital lease obligations.

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

INDEX

The installment loan portfolio totaling $8,399 at June 28, 2008 decreased $1,445 from the balance at December 31, 2007 due to our decision to reduce the balance in this portfolio.

General Liquidity and Debt Agreements

Historically, we have funded our operating activities with cash flows from operations supplemented by available cash on hand and, when necessary, funds from our Credit Facility. We have also benefited from the proceeds from sales of idle facilities as an additional source of funds. As noted above, we received cash of $2,797 from the sale of the Cordele, Georgia facility in the first half of 2009. We have one remaining idle facility that is being marketed for sale. We entered into an agreement in June 2009 to sell this facility in Conway, Arkansas that provides the buyer with a due diligence period in which to complete its evaluation of the property and obtain financing and other approvals. During this period, which expires in the third quarter of 2009, the buyer can rescind this agreement. Due to a number of factors, including the current economic environment, management does not consider a sale probable until it has closed.

We had a credit agreement, as amended, with our primary lender (the “Credit Facility”), which terminated in April 2009. After evaluating the renewal terms offered, we decided not to renew the Credit Facility due to the cost of the renewal, collateral requirements, and the fact that we had only borrowed under the revolving line of credit portion of the Credit Facility on two instances during the last five years. We entered into a security agreement with this lender related to outstanding letters of credit and transferred $3,773 of cash in April 2009 to a restricted cash account that is pledged as collateral for outstanding letters of credit.

In prior periods, we had amounts outstanding under Industrial Development Revenue Bond issues, notes payable under a retail floor plan agreement and capital leases, which were repaid during the second quarter of 2009.

We believe existing cash and cash provided by operations will be adequate to fund our operations and plans for the next twelve months. However, there can be no assurances to this effect. If it is not, we would seek to obtain short or long-term indebtedness or other forms of financing, asset sales, and/or the sale of equity or debt securities in public or private transactions, the availability and terms of which will depend on various factors and market and other conditions, some of which are beyond our control. Additionally, our ability to deliver homes under any large contract for disaster relief, such as the contracts with the Federal Emergency Management Agency in 2005, may be limited without a line of credit. Following the merger with Southern Energy, this limitation should no longer be applicable.

Cash to be provided by operations in future periods is largely dependent on sales volume. Our manufactured homes are sold mainly through independent dealers who generally rely on third-party lenders to provide floor plan financing for homes purchased. In addition, third-party lenders generally provide consumer financing for manufactured home purchases. Our sales depend in large part on the availability and cost of financing for manufactured home purchasers and dealers as well as our own retail location. The availability and cost of such financing is further dependent on the number of financial institutions participating in the industry, the departure of financial institutions from the industry, the financial institutions’ lending practices, strength of the credit markets in general, governmental policies, and other conditions, all of which are beyond our control. Throughout the past nine years the industry has been impacted significantly by reduced financing available at both the wholesale and retail levels, with several lenders exiting the marketplace or limiting their participation in the industry, coupled with more restrictive credit standards and increased home repossessions which re-enter home distribution channels and limit wholesale shipments of new homes. This tightening of credit standards continued in 2008 as a response to the crisis in the credit markets and resulted in changes by the national floor plan lenders to modify terms of their program offerings or to curtail funds available for these programs. We believe these changes limited financing available to independent dealers and end consumers in the first half of 2009, which we believe reduced manufactured home sales and may further reduce manufactured home sales in future periods. We continue to explore alternatives to the current crisis in wholesale floor plan lending for our independent dealers to enable them to purchase our products. Some of these alternatives have required the use of our cash and will require additional cash in the future, and we may incur additional debt. Additional unfavorable changes in these factors and terms of financing in the industry may have a material adverse effect on our results of operations or financial condition.

Recently Issued Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS

INDEX

165 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, and is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 is not expected to impact our financial position or results of operations.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). This statement was issued to improve financial reporting by enterprises involved with variable interest entities. SFAS 167 is effective for annual periods ending after November 15, 2009 and for interim periods within that first annual reporting period. Earlier application is not allowed. We have not yet completed our assessment of the impact, if any, SFAS 167 will have on our financial condition, results of operations or cash flows.

In July 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 supersedes Statement No. 162 issued in May 2008. SFAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. SFAS 168 will not impact our financial statements other than references to authoritative accounting literature in future periods will be made in accordance with SFAS 168.

Off-Balance Sheet Arrangements

Our material off-balance sheet arrangements consist of repurchase obligations and letters of credit.

We are contingently liable under terms of repurchase agreements with financial institutions providing inventory financing for retailers of our products. Under the repurchase agreements, we were contingently liable at June 26, 2009, for a maximum of approximately $34,000 in the event we must perform under the repurchase commitments.

We have provided letters of credit totaling $3,773 as of June 26, 2009 to providers of certain of our surety bonds and insurance policies. While the current letters of credit have a finite life, they are subject to renewal at different amounts based on the requirements of the insurance carriers. We have recorded insurance expense based on anticipated losses related to these policies.

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

We have installment contract receivables held for investment with fixed interest rates, which we initially acquired in the ordinary course of business. We retained these receivables in connection with our sale of CIS. Our portfolio consists of fixed rate contracts with interest rates generally ranging from 6.75% to 13.5% and an average original term of 246 months at June 26, 2009. We estimated the fair value of our installment contracts receivable at $1,511 using Level 3 inputs as defined in SFAS 157. In general, these inputs were based on the underlying collateral value on certain loans based on appraisals, when available, or industry price guides for used manufactured housing.

We have a retail floor plan agreement (of which no amounts were outstanding at June 26, 2009) that is exposed to interest rate changes, which is floating rate debt based on the prime interest rate.

Item 4T: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our chief executive officer and chief financial officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934) as of June 26, 2009. Based on that evaluation, our chief

INDEX

executive officer and our chief financial officer have concluded that our disclosure controls and procedures were effective as of June 26, 2009.

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

CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995:

Our disclosure and analysis in this Quarterly Report on Form 10-Q contain some forward-looking statements. Forward looking statements give our current expectations or forecasts of future events, including statements regarding trends in the industry and the business, financing and other strategies of Cavalier. You can identify these statements by the fact that they do not relate strictly to historical or current facts. They generally use words such as “estimates,” “projects,” “intends,” “believes,” “anticipates,” “expects,” “plans,” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance. From time to time, we also may provide oral or written forward-looking statements in other materials released to the public. These forward-looking statements include statements involving known and unknown assumptions, risks, uncertainties and other factors which may cause the actual results, performance or achievements to differ from any future results, performance, or achievements expressed or implied by such forward-looking statements or words. In particular, such assumptions, risks, uncertainties, and factors include those associated with the following:

•	the impact from a failure to complete the merger with Southern Energy, including the payment of any termination fee that may be required;
•	continuing changes in the availability of wholesale (dealer) financing, including the modification and/or termination of programs by national floor plan lenders;
•	changes in the availability of retail (consumer) financing;
•	the cyclical and seasonal nature of the manufactured housing industry and the economy generally;
•	the severe and continuing downturn in the manufactured housing industry;
•	limitations in our ability to pursue our business strategy;
•	the ability to secure borrowings to support our business strategy and operations;
•	changes in demographic trends, consumer preferences and our business strategy;
•	changes and volatility in interest rates and the availability of capital;
•	changes in level of industry retail inventories;
•	the ability to attract and retain quality independent dealers in a competitive environment, including any impact from the consolidation of independent dealers;
•	the ability to attract and retain executive officers and other key personnel;
•	the ability to produce modular and HUD-code products within the same manufacturing plants;
•	the ability to substantially grow our modular business;
•	competition;
•	increased requirements under contingent repurchase and guaranty obligations;
•	uncertainties regarding our retail financing activities;
•	the potential unavailability of and price increases for raw materials;
•	the potential unavailability of manufactured housing sites;
•	regulatory constraints;
•	the potential for additional warranty claims;
•	litigation, including formaldehyde-related regulation and litigation; and
•	the potential for deficiencies in internal controls over financial reporting or in disclosure controls and procedures.

Any or all of the forward-looking statements in this report, in the 2008 Annual Report to Stockholders, in the Annual Report on Form 10-K for the year ended December 31, 2008, and in any other public statements we make may turn out to be wrong. These statements may be affected by inaccurate assumptions we might make or by known or unknown risks and

INDEX

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

Item 4: Submission of Matters to a Vote of Security Holders

Our Annual Meeting of Stockholders (“Annual Meeting”) was held May 26, 2009, and the stockholders elected ten directors. The following is a tabulation of voting on this matter:

	Shares Voting
	For	Withheld	Total
Thomas A. Broughton III	10,449,836	431,506	10,881,342
Barry B. Donnell	8,509,419	2,371,923	10,881,342
Curtis D. Hodgson	10,449,936	431,406	10,881,342
Lee Roy Jordan	10,449,836	431,506	10,881,342
Jonathan B. Lowe	10,449,836	431,506	10,881,342
Kenneth E. Shipley	10,449,936	431,406	10,881,342
Kenneth J. Smith	10,449,836	431,506	10,881,342
Bobby Tesney	10,449,836	431,506	10,881,342
Carl S. Thigpen	10,449,836	431,506	10,881,342
J. Don Williams	10,449,836	431,506	10,881,342

The election of our directors at the Annual Meeting was the subject of a proxy contest. We settled the proxy contest prior to the date of the Annual Meeting, and the terms of the settlement are disclosed in our proxy supplement filed with the Securities and Exchange Commission on May 14, 2009.

INDEX

The stockholders also ratified the Board of Director’s appointment of Carr, Riggs & Ingram, LLC as our Independent Registered Public Accountants for 2009. The appointment was ratified by a vote of 10,868,583 for, 12,559 against, and 200 abstained.

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

CAVALIER HOMES, INC.
(Registrant)

Date: July 23, 2009	/s/ BOBBY TESNEY
Bobby Tesney
President and Chief Executive Officer

Date: July 23, 2009	/s/ MICHAEL R. MURPHY
Michael R. Murphy
Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX